Form 10-Q
period 2008-03-31
Intrepid Potash, Inc.
filed 2008-06-02
CIK 1421461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number: 001-34025

INTREPID POTASH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1501877
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 17th Street, Suite 1700

Denver, Colorado 80202

(303) 296-3006

(Address of Principal Executive Offices, Including Zip Code)

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 23, 2008, 74,843,124 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC. and INTREPID MINING LLC

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4
	Consolidated Statements of Stockholders’ Equity (Deficit) for Intrepid Potash, Inc. for the year ended December 31, 2007 and three months ended March 31, 2008	5
	Consolidated Statements of Members’ Equity (Deficit) and Comprehensive Income for Intrepid Mining LLC for the year ended December 31, 2007 and three months ended March 31, 2008	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	March 31, 2008	December 31, 2007		March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1		$1	$1,791	$1,960
Accounts receivable:
Trade	—		—	33,889	23,251
Other receivables	—		—	381	264
Related parties	—		—	21	248
Inventory, net	—		—	17,369	18,501
Prepaid expenses and other current assets	—		—	5,708	3,223

Total current assets	1		1	59,159	47,447

Property, plant and equipment, net	—		—	72,533	63,519
Mineral properties and development costs, net	—		—	22,841	23,255
Long-term parts inventory, net	—		—	4,930	4,634
Other assets	4		—	7,594	7,872

Total Assets	$5		$1	$167,057	$146,727

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11	$		$10,944	$7,998
Accrued liabilities	—		—	14,041	16,532
Current installments of long-term debt	—		—	5,000	5,005
Other current liabilities	—		—	325	781

Total current liabilities	11		—	30,310	30,316

Long-term debt, net of current installments	—		—	96,856	96,350
Accrued pension liability	—		—	655	646
Asset retirement obligation	—		—	7,935	7,779
Other non-current liabilities	—		—	2,853	1,239

Total liabilities	11		—	138,609	136,330

Commitments and Contingencies

Stockholders’ / Members’ Equity (Deficit):
Members’ equity of Intrepid Mining LLC	—		—	29,094	11,035
Accumulated other comprehensive (loss)	—		—	(646)	(638)
Common stock of Intrepid Potash, Inc., $0.001 par value; authorized—1,000 shares; issued and outstanding 1,000 shares	—		—	—	—
Additional paid-in capital	1		1	—	—
Retained (deficit)	(7)		—	—	—

Total Stockholders’ / Members’ Equity (Deficit)	(6)		1	28,448	10,397

Total Liabilities and Stockholders’/Members’ Equity	$5		$1	$167,057	$146,727

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Sales	$—	$84,401	$48,164
Less: Freight costs	—	10,172	5,641
Warehousing and handling costs	—	1,800	1,019
Cost of goods sold	—	38,461	29,751

Gross Margin	—	33,968	11,753

Selling and administrative	11	4,542	2,426
Accretion of asset retirement obligation	—	156	145

Operating Income	(11)	29,270	9,182

Other Income (Expense)
Interest expense	—	(3,085)	(2,460)
Insurance settlements in excess of property losses	—	6,998	17
Other expense	—	(128)	(359)

Income (Loss) Before Income Taxes	(11)	33,055	6,380
Income Taxes	4	4	—

Net Income (Loss)	$(7)	$33,059	$6,380

Weighted Average Shares Outstanding:
Basic	1,000

Diluted	1,000

Loss Per Share:
Basic	$(6.56)

Diluted	$(6.56)

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained (Deficit)	Total Stockholders’ Equity (Deficit)
Opening Balance, November 19, 2007	—	$—	$—	$—	$—
Issuance of common shares	1,000	—	1	—	1

Balance, December 31, 2007	1,000	$—	$1	$—	$1
Net income (loss)	—	—	—	(7)	(7)

Balance, March 31, 2008	1,000	$—	$1	$(7)	$(6)

INTREPID MINING LLC AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share amounts)

	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity (Deficit)
Balance, December 31, 2006	$(30,560)	$(898)	$(31,458)
Net income	29,684	—	29,684
Minimum pension liability adjustment	—	260	260

	29,684	260
Total comprehensive income			29,944
Distribution of oil and gas assets	(938)	—	(938)
Capital contributions	38,782	—	38,782
Distributions	(26,081)	—	(26,081)
Repayment of Members’ loans	148	—	148

Balance, December 31, 2007	$11,035	$(638)	$10,397
Net income	33,059	—	33,059
Minimum pension liability adjustment	—	(8)	(8)

	33,059	(8)
Total comprehensive income			33,051
Distributions	(15,000)	—	(15,000)

Balance, March 31, 2008	$29,094	$(646)	$28,448

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except per share amounts)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(7)	$33,059	$6,380
Deferred income taxes	(4)	(4)	—
Insurance reimbursements	—	(6,998)	(6,941)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	—	2,790	2,135
Loss on disposal of assets and other	—	35	446
Financial instruments loss (gain)	—	1,467	(1,318)
Bond sinking fund unrealized loss (gain)	—	210	(61)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(10,638)	(4,642)
Insurance and other receivables	—	110	8,056
Inventory	—	835	1,673
Prepaid expenses and other assets	—	(2,543)	(1,138)
Accounts payable and accrued liabilities	11	(948)	(1,919)
Other current liabilities	—	(251)	(485)

Total cash provided by operating activities	—	17,124	2,186

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	—	6,998	6,941
Additions to property, plant, and equipment	—	(9,776)	(5,195)
Additions to mineral properties and development costs	—	(2)	—
Additions to bond sinking fund	—	(14)	(15)

Total cash (used in) provided by investing activities	—	(2,794)	1,731

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	7,509	101,921
Repayments on long-term debt	—	(7,003)	(103,664)
Payments of capital leases	—	(5)	(14)
Distributions to members	—	(15,000)	(1,475)

Total cash used in financing activities	—	(14,499)	(3,232)

Net Change in Cash and Cash Equivalents	—	(169)	685
Cash and Cash Equivalents, beginning of period	1	1,960	286

Cash and Cash Equivalents, end of period	$1	$1,791	$971

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$1,641	$2,286

Income taxes	$—	$—	$—

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC. and INTREPID MINING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

Intrepid Mining LLC (“Intrepid” or the “Company”) and its subsidiaries produce muriate of potash (MOP, potassium chloride or potash); langbeinite; and byproducts including salt, magnesium chloride and metal recovery salts. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment as defined by FAS 131, the extraction and production of potash-related products and its operations are conducted entirely in the continental United States.

Note 2—INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC.

On April 25, 2008, Intrepid Potash, Inc. (“IPI”) closed its initial public offering selling 34,500,000 shares of our common stock in our initial public offering, including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option. IPI was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid in corporate form after the initial public offering. Prior to April 25, 2008, IPI was a consolidated subsidiary of Intrepid, the predecessor company. Beginning on April 25, 2008, Intrepid’s ongoing business has been conducted by IPI and includes all operations that previously had been conducted by Intrepid. There were no material activities for IPI for the period from its inception to the date of the initial public offering.

All 34,500,000 shares of our common stock sold in the offering were sold at the initial public offering price of $32.00 per share, for an aggregate offering price of $1.104 billion. We received aggregate net proceeds of approximately $1.033 billion, after deducting underwriting discounts, commissions and other transaction costs of approximately $71 million. Pursuant to an Exchange Agreement dated April 21, 2008, by and between IPI and Intrepid, IPI paid approximately $757.4 million of the net proceeds of the offering to Intrepid (together with 40,339,000 shares of our common stock) in exchange for all of Intrepid’s assets other than cash. In connection with the exercise of the underwriters’ option to purchase additional shares, IPI also paid a dividend to Intrepid of approximately $135.4 million, which we refer to herein as the formation distribution. Upon the closing of our initial public offering, IPI replaced Intrepid as the borrower under the senior credit facility. Intrepid repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, and IPI repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the offering. The remaining approximately $52.7 million of net proceeds from the offering will be used by IPI to fund production expansions and other growth opportunities and for general corporate purposes. Intrepid was dissolved on April 25, 2008. On that date, all of Intrepid’s liabilities were provided for and Intrepid’s remaining cash of approximately $882.8 million and 40,340,000 shares of IPI common stock owned by Intrepid were distributed pro rata to Intrepid’s members.

The transfer of the nonmonetary assets from Intrepid will be accounted for at historical cost because the members of Intrepid received common stock of IPI in connection with its initial public offering in exchange for a controlling interest in Intrepid Potash.

Note 3—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X of the Securities and Exchange Commission. They do not include all information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2008, and results of operations for the three month periods ended March 31, 2008 and 2007. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007.

Intrepid is considered the predecessor entity to IPI. IPI is presented separately within these financial statements, and is also included in the consolidated financial statements of Intrepid. There were no material activities for IPI for the first quarter ended March 31, 2008, and IPI did not exist until November, 2007, therefore all discussion is relating to the activities of Intrepid, referred to herein as “Intrepid” or “the Company” unless otherwise specified.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid Mining LLC and its wholly owned subsidiaries: IPI, Intrepid Potash—Moab, LLC (“Moab”), Intrepid Potash—New Mexico, LLC (“NM”), HB Potash, LLC (“HB”), Intrepid Potash—Wendover, LLC (“Wendover”), Moab Pipeline LLC and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Intrepid bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Significant estimates with regard to Intrepid’s consolidated financial statements include the estimate of proved and probable mineral reserve volumes, useful lives of plant assets and the related present value of estimated future net cash flows. There are numerous uncertainties inherent in estimating quantities of proved and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid’s mineral properties, and the useful lives of related property, plant and equipment and consequently, depreciation expenses.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point, which can vary. The shipping point may be the plant, a distribution warehouse, or a port. Title transfers for some shipments into Mexico at the border crossing which is the port of exit. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid’s current published prices or upon negotiated short-term purchase orders from customers. Sales are final with customers not having any right of return.

Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only on the portion of its sales for which it is responsible as customers often arrange for and pay for these costs.

Byproduct credits—When byproduct inventories are sold, the Company records these sales of byproducts as a credit to “Cost of Goods Sold”.

Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable which are carried at cost and approximate fair value due to the short-term nature of these instruments. The revolving credit facility’s recorded value approximates its fair value as it bears interest at a floating rate. Intrepid’s interest rate and natural gas swaps are recorded at fair value using established counterparty evaluations that are subjected to our review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the sale or refinancing of such instruments. (See Note 11 regarding derivatives.)

Inventory and Long-Term Parts Inventory—Inventory consists of product and byproduct stocks, which are ready for delivery to market, mined ore, MOP in evaporation ponds and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Product inventory costs include direct costs, operational overhead, depreciation, depletion, amortization, and equipment lease costs applicable to the production process. Direct costs and operational overhead include labor.

Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost.

Intrepid conducts detailed reviews related to the net realizable value of inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence.

Property, Plant, and Equipment—Costs of property, plant, and equipment are capitalized when the asset is estimated to have a future economic benefit and a useful and economic life of over one year. Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of the business entities. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on construction in progress until the asset is placed in service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are expensed as incurred.

Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates and in order to correlate to estimated building and plant lives of 25 years or less, where appropriate. Certain development costs are depleted over the life of the proven and probable reserves or the life of the facility. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life. Possible impairment is also considered. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries and operating costs. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or langbeinite, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases are subject to periodic readjustment, including royalties payable, by the state and federal government, which could impact the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

Asset Retirement Obligation—Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates of either the timing or amount of the reclamation and abandonment costs.

Annual Maintenance—Each operation typically shuts-down annually for maintenance. The NM operations typically shut-down for ten to fourteen days. Generally the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer shut-downs, annual maintenance is performed. Intrepid expenses the cost of the maintenance performed during the shut-downs when it occurs.

Income Taxes—As a limited liability company, Intrepid does not pay federal and state income taxes, except for the Texas franchise tax which is based on gross margin. The taxable income or loss of Intrepid will be included in the state and federal tax returns of the members. IPI is a subchapter C corporation and therefore is subject to federal and state income taxes. The income tax basis of the assets transferred to IPI pursuant to the exchange agreement plus the formation distribution will, in the aggregate, equal Intrepid’s existing tax basis in the assets, increased by the amount of taxable gain recognized by Intrepid—generally, the amount of cash received by Intrepid pursuant to the exchange agreement plus the amount of the formation distribution. We expect to allocate the increase in tax basis to our property, plant and equipment and our mineral leasehold interests. As to the allocation to the mineral leasehold interests, we anticipate that percentage depletion with respect to our mineral leasehold interests will exceed cost depletion in each taxable year. Consequently, we do not expect the increased tax basis to result in any increase in federal cost recovery deductions with respect to our mineral leasehold interests.

As of March 31, 2008, IPI has a long-term deferred tax asset related to the net operating loss generated in the first quarter of 2008. This net operating loss is expected to be fully realizable by IPI following the initial public offering as taxable income is generated.

Discontinued Operations—In 2006, all of the operating properties of Intrepid Oil and Gas LLC (“IOG”) were sold. Initial drilling costs for a well-in-progress and certain unproved oil and gas rights were retained by IOG until January 1, 2007 when the remaining IOG assets, $0.9 million, were distributed to the members.

Redemption of Equity Interest—On December 28, 2006, the members of Intrepid agreed to redeem the membership interest of Long Canyon, LLC, at the time representing 42.5 percent of the membership interests of Intrepid, for a total redemption cost of $100 million, which included a $95 million note paid in March 2007. The $100 million cost to redeem Long Canyon, LLC as well as costs of the redemption transaction were treated as distributions to Long Canyon, LLC resulting in Intrepid having a members’ deficit as of the opening of 2007.

Note 5—INVENTORY AND LONG-TERM PARTS INVENTORY

The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2008, and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Product inventory	$6,281	$8,614
In-process mineral inventory	4,113	2,806
Current parts inventory	6,975	7,081

Total current inventory	17,369	18,501
Long-term parts inventory	4,930	4,634

Total inventory	$22,299	$23,135

Parts inventories are shown net of obsolescence reserves of $463,000 and $492,000 as of March 31, 2008, and December 31, 2007, respectively. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 6—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

“Property, plant and equipment” and “Mineral properties and development costs” were comprised of the following:

			Ranges of useful lives (years):
	March 31, 2008	December 31, 2007	Lower limit	Upper limit
	(in thousands)
Buildings and plant	$18,951	$18,949	5	25
Machinery and equipment	42,411	42,034	3	25
Vehicles	4,564	4,261	3	7
Office and other equipment	213	213	3	7
Computers	607	593	2	5
Software	1,428	1,430	3	3
Leasehold improvements	122	128	1.5	10
Ponds and land improvements	2,910	2,821	5	25
Construction in progress	21,719	11,391
Land	427	427
Accumulated depreciation	(20,819)	(18,728)

	$72,533	$63,519

Mineral properties and development costs	$28,312	$28,309	21	22
Accumulated depletion	(5,471)	(5,054)

	$22,841	$23,255

Water rights in “Other Assets”	$2,670	$2,670	18	18
Accumulated depletion	(66)	(53)

	$2,604	$2,617

“Mineral properties and development costs” include the inactive HB mine with costs of approximately $1.7 million and $1.5 million at March 31, 2008, and December 31, 2007. Pending reopening as a solution mine, no depletion is currently being recognized on this property. Intrepid incurred the following costs for depreciation, depletion, amortization and accretion, which included costs capitalized into inventory, for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Depreciation	$2,124	$1,582
Depletion	430	357
Amortization	80	51
Accretion	156	145

Total incurred	$2,790	$2,135

Note 7—MEMBERSHIP INTERESTS AND RELATED PARTIES

The members of Intrepid as of March 31, 2008, were Intrepid Production Corp. (“IPC”), whose sole shareholder is Robert P. Jornayvaz III (“Jornayvaz”), Harvey Operating and Production Company (“HOPCO”), whose sole shareholder is Hugh E. Harvey, Jr. (“Harvey”), and Potash Acquisition, LLC (“PAL”), controlled by Platte River Ventures Investors I, LLC. In June of 2007, a 20 percent membership interest was sold to PAL, a then unrelated party, for a gross price of $39 million.

At March 31, 2008 and December 31, 2007, related parties accounts receivable balances were approximately $21,000 and $248,000, respectively, and consisted of advances to IOG, members, and employees. The receivable from IOG was repaid in April, 2008, prior to the initial public offering. Non-business expenses initially paid by Intrepid and recognized as a receivable from Jornayvaz and Harvey were approximately $7,000 and $31,000 for the three months ended March 31, 2008, and 2007, respectively. Related party receivable balances were collected subsequent to quarter-end and prior to the initial public offering.

Under Intrepid’s policy, Jornayvaz and Harvey are allowed to use Intrepid’s plane for non-business purposes. This use of the aircraft has been treated as compensation to them at the federal income tax standard rate for such travel. Additionally, members may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). The amounts recognized as compensation and the reimbursements for the use by members are recorded as offsets to the operating expenses of the plane. Personal use of the airplane is calculated based on occupied seat-miles, rather than flight miles. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use is multiplied by the flight-segment miles to calculate the percentage of flight time reported as personal use. Non-business use of the plane treated as compensation was approximately $27,000 and $28,000 for the three months ended March 31, 2008 and 2007, respectively. Additionally estimated plane expenses incurred in excess of the federal rates used to determine compensation were approximately $104,000 and $124,000 for the three months ended March 31, 2008 and 2007, respectively.

In the three months ended March 31, 2008, Pat Avery, President and Chief Operating Officer, and Pat Quinn, Interim Chief Financial Officer, were allowed to use the plane for personal purposes, such use being determined based on occupied seat-miles at the federal income tax standard rate. Combined compensation income to Mr. Avery and Mr. Quinn of $5,800 was reported for this use.

Effective January 1, 2007, the members decided to distribute their remaining interests in IOG. The amount of the equity distribution was approximately $938,000. While IOG continued as a related party, this distribution effectively separated IOG from Intrepid. In 2007, Intrepid funded net expenses of approximately $216,000 for IOG, which same amount was due from IOG at December 31, 2007, and is included in the related parties accounts receivable disclosed above. This $216,000 was repaid to Intrepid in the first quarter of 2008.

Intrepid’s former interim Chief Financial Officer, who resigned in April 2008, is the primary owner of a firm of certified public accountants, Quinn & Associates, P.C. (“Q&A”) that provides accounting, consulting, and tax services to Intrepid. Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Q&A billings to Intrepid aggregated $179,000 and $142,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 8—NOTES PAYABLE AND LONG-TERM DEBT

The following summarizes Intrepid’s long-term debt at March 31, 2008, and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Credit Agreement	$101,856	$101,350
Other	—	5

Total	101,856	101,355
Less current installments	(5,000)	(5,005)

Long-term debt	$96,856	$96,350

In conjunction with the initial public offering described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008 with cash generated from the closing of the initial public offering. The classification of the debt as of March 31, 2008 was current only for the required $5.0 million term loan repayments and otherwise was long-term as there were no additional required repayments due as of or subsequent to March 31, 2008. Additionally, as a result of this subsequent repayment, the term loan has been canceled and IPI now has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.8 million is available for use at March 31, 2008. Prior to the repayment of the term loan, the $50 million term loan required a principal repayment of $1.25 million each quarter beginning June 29, 2007. The net balance of the original bank costs that had been capitalized associated with the term loan of $456,000 was expensed in April 2008. As of March 31, 2008, the Company had $160,000 of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the amount available for borrowing above.

In conjunction with the closing of the initial public offering, the Company entered into the Fourth Amendment of the Third Amended and Restated Credit Agreement. This amendment replaced Intrepid with IPI, removed IOG from the agreement, and amended the distribution language to provide that IPI may make a distribution at a time when the cash flow leverage ratio (as defined) of IPI shall not be greater than 2.5:1.0 immediately before and immediately after the distribution.

The Third Amended and Restated Credit Agreement was entered into on March 9, 2007. Intrepid and US Bank National Association (the “Bank”) entered into a new credit agreement in part to retire the Note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended is a syndicated facility led by US Bank National Association (the “Bank”) as the agent bank which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid. Obligations are cross-collateralized between all of Intrepid’s legal entities, parent and subsidiaries.

Capitalized interest for the three months ended March 31, 2008 and 2007 was $41,000 and $9,000, respectively. The weighted average interest rate effective for the three months ended March 31, 2008 and 2007, was 6.3 percent and 7.5 percent, respectively, excluding the impact of derivatives, reflecting market conditions and Intrepid’s use of debt with variable rates. Inclusive of the impact of derivatives, the effective average interest rate for the three months ended March 31, 2008 and 2007 was 11.9 percent and 7.6 percent, respectively, reflecting changes in the market value of underlying interest rate swaps.

Note 9—ASSET RETIREMENT OBLIGATION

The Company recognizes an estimated liability for future costs associated with the abandonment of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

The Company’s estimated asset retirement obligation is based on estimated cost to abandon the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

Following is a table of the changes to Intrepid’s asset retirement obligations for the three months ended March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007
	(In thousands)
Asset retirement obligation—beginning of period	$7,779	$7,203
Changes in estimated obligations	—	(3)
Accretion of discount	156	145

Total asset retirement obligation—end of period	$7,935	$7,345

Note 10—COMMITMENTS AND CONTINGENCIES

Marketing Agreements—In 2004, NM entered into a marketing agreement appointing Potash Corporation of Saskatchewan (“PCS”) the exclusive sales representative for potash export sales, with the exception of those to Canada and Mexico, and appointing PCS a non-exclusive sales representative for potash sales into Mexico. This agreement is cancelable with thirty days written notice.

In 2004, Wendover and Envirotech Services, Inc. (“ESI”) entered into a sales agreement appointing ESI the exclusive distributor for magnesium chloride, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. No excess profits were earned by Intrepid for the three months ended March 31, 2008 and 2007, respectively.

Reclamation Deposits, Surety Bonds and Sinking Fund—Surety bonds were provided the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company (“Insurer”). The terms of the surety-agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab’s expected reclamation liability, is included within other long-term assets and had a balance of approximately $2.7 million and $2.9 million as of March 31, 2008, and December 31, 2007, respectively. Intrepid is allowed to invest the sinking fund as the members deem appropriate. Unrealized gains and losses were recognized in the statements of income for the three months ended March 31, 2008 and 2007, on the marketable securities held for trade by the sinking fund in the amount of an approximate $210,000 loss and a $61,000 gain, respectively.

Intrepid had reclamation security deposits outstanding for the NM and HB facilities of $677,000 at March 31, 2008 and December 31, 2007, respectively. Security deposits related to the Wendover facility of $299,000 were outstanding at both March 31, 2008 and December 31, 2007, respectively. These restricted deposits were included within “Other” long term assets.

As of March 31, 2008 and December 31, 2007, letters of credit in the amount of $115,000 issued through the Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations. Letters of credit have been issued through the Bank and reduce the amount available to borrow under our line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

As of December 31, 2007 and March 31, 2008, two letters of credit totaling $45,000 were outstanding with the State of Utah related to the unproven oil and gas properties held by IOG, a related party. In April, prior to the closing of the initial public offering of IPI, the letters of credit for IOG were canceled.

Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees’ health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability was approximately $647,000 and $594,000 as of March 31, 2008 and December 31, 2007, respectively.

Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

Rental and lease expenses were approximately $1.2 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively. These rental and lease expenses exclude lease payments for railcars used to deliver product; approximately $108,000 and $63,000 for the three months ended March 31, 2008 and 2007, respectively; and recorded as a freight cost. These stated rental and lease expenses also exclude lease payments for an electrical substation, approximately $38,000 for the three months ended March 31, 2008 and 2007, recorded as a cost of electricity.

Note 11—DERIVATIVE FINANCIAL INSTRUMENTS

Intrepid has historically managed through the use of interest-rate derivative contracts a portion of its floating interest rate exposure. Although the Company has repaid its debt obligations immediately subsequent to the closing of its initial public offering, it has elected to retain the derivative financial instruments and view them as speculative. Intrepid’s forward LIBOR-based contracts reduced Intrepid’s risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in Intrepid’s variable-rate debt. The interest rate paid under Intrepid’s credit agreement varies both with the change in the 3-month LIBOR rate and with Intrepid’s leverage ratio. The counterparty to the contracts is a large commercial bank and therefore credit risk of counterparty non-performance is unlikely. During the three month period ending March 31, 2008, Intrepid recognized a realized gain of approximately $80,000 and an unrealized loss of approximately $1.5 million. During the three month period ending March 31, 2007, Intrepid recognized a realized gain of approximately $150,000 and an unrealized loss of approximately $180,000. Both realized and unrealized gains and losses on interest rate derivative contracts are included in interest expense.

A tabular presentation of the outstanding interest rate derivatives as of March 31, 2008, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(in thousands)
December 31, 2008	$20,150	4.96%
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.27%
December 31, 2010	$34,750	5.04%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

Intrepid has managed through the use of natural gas derivative contracts a portion of its exposure to movements in the market price of natural gas. Intrepid’s forward Permian-basis contracts reduced Intrepid’s risk from movements in the cost of gas consumed as gains and losses on such financial contracts offset losses and gains on its variable-cost supply contracts. The counterparties to the contracts were credit worthy trading houses and therefore credit risk of counterparty non-performance was unlikely. As of March 31, 2008 and December 31, 2007, Intrepid had no outstanding natural gas derivative contracts. During the three month period ending March 31, 2007, Intrepid recognized a realized loss of approximately $540,000 and an unrealized gain of approximately $1.5 million. Both realized and unrealized gains and losses on natural gas derivative contracts are included in cost of goods sold.

The fair value of financial instruments associated with interest rate derivatives included in the financial statements as of March 31, 2008 and December 31, 2007, are depicted below.

Fair value of financial instruments at	March 31, 2008	December 31, 2007
	(In thousands)
Current Assets	$—	$57
Long-Term Assets	—	—
Current Liabilities	$228	$432
Long-Term Liabilities	$2,853	$1,239

Effective January 1, 2008, Intrepid adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•	Level 1—Quoted prices in active markets for identical assets or liabilities

•

Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3—Significant inputs to the valuation model are unobservable

The following is a listing of our liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Net accrued derivative liability	$—	$(3,081)	$—

Total	$—	$(3,081)	$—

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used by Intrepid as well as the general classification of such instruments pursuant to the hierarchy.

Derivatives—Below is a general description of Intrepid’s valuation methodologies for derivative financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps and natural gas swaps. Fair values are based upon interpolated data. Intrepid derives internal valuation estimates taking into consideration the counterparties’ credit rating, certain quoted rates for 3-month LIBOR contracts in the case of interest rate swaps, certain published indices in the case of natural gas swaps and the time value of money and then compares these estimates to the counterparties’ mark-to market statements. The considered factors result in an estimated exit-price for each asset or liability under a marketplace participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

Counterparty credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate. In some instances Intrepid will attempt to novate the trade with a more stable counterparty.

As of March 31, 2008, the only outstanding derivatives were interest rate swaps with a single counterparty, US Bank. We are currently in a net liability position with our counterparty.

The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While Intrepid believes that the valuation methods utilized are appropriate and consistent with the requirements of SFAS No. 157 and with other marketplace participants, Intrepid recognizes that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.

Note 12—FUTURE EMPLOYEE BENEFITS

Defined Benefit Pension Plan—

In accordance with the terms of the Moab Purchase Agreement with PCS, in 2000 Intrepid established an Employee Defined Benefit Pension Plan (“Pension Plan”). Pursuant to the terms of the Moab Purchase Agreement, PCS calculated the present value of the future benefits under the Pension Plan as of February 22, 2000 to be approximately $1.5 million and transferred the funds to the Pension Plan. In February 2002, Intrepid froze the benefits to be paid under the Pension Plan in the sense that only employees hired before February 22, 2000 are eligible to participate and only pay and service through February 22, 2002 are included in the calculation of benefits; however, Intrepid is required to maintain the Pension Plan for the existing participants as of that date.

The components of the net periodic pension expense are set forth below:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	48	46
Expected return on assets	(48)	(40)
Amortization of transition obligation/(asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial loss/(gain)	8	14

Net periodic benefit cost	$8	$20

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $203,000 to its pension plan in 2008. As of March 31, 2008, a contribution of $36,000 has been made. The Company currently anticipates contributing a total of $163,000 to fund its pension plan in 2008.

Note 13—PROPERTY INSURANCE SETTLEMENTS

In April 2006, a wind-shear struck the product warehouse at the East Carlsbad, New Mexico site. The warehouse had a book value of $9,000. Its replacement cost is expected to be approximately $26 million. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid’s insurance policies at replacement value, less a $1 million deductible. Insurance payments to Intrepid for property losses through January 2007 of approximately $9.5 million less the deductible and related costs for a net gain of $6.7 million were recognized as “Insurance settlements in excess of property losses” in 2006 as such payments were considered non-refundable. Additional insurance payments to Intrepid for property losses through December 2007 of approximately $4.6 million less related costs for a net gain of $3.2 million have been recognized as “Insurance settlements in excess of property losses” in 2007. Additional insurance payments to Intrepid for property losses through March 2008 of $7.0 million less related costs for a net gain of approximately $7.0 million have been recognized as “Insurance settlements in excess of property losses” in the first quarter of 2008 as such payments were considered non-refundable. Through March 31, 2008, the Company has received $21.1 million of insurance settlement payments. The warehouse’s replacement cost is expected to be approximately $26.0 million and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as settlements are agreed upon.

Note 14—RECENT ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This interpretation changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of the enhanced disclosure requirements do not have any effect on Intrepid’s or IPI’s results of operations, financial condition or liquidity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” beginning on page 38. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

Our historical financial data discussed below prior to the completion of IPI’s initial public offering(“IPO”) reflects the historical results of operations and financial position of Intrepid. Accordingly, historical financial data does not give effect to the reorganization, the completion of the initial public offering of IPI.

Overview

Presentation

This management discussion and analysis is focused predominately on the operating results of Intrepid Mining LLC (“Intrepid”), the predecessor entity of Intrepid Potash, Inc. (“IPI”). There were no material activities for IPI for the first quarter ended March 31, 2008, and IPI did not exist until November, 2007, therefore all discussion is relating to the activities of Intrepid, referred to herein as “Intrepid”, “the Company” or “we”, unless the context otherwise requires.

On April 25, 2008, IPI closed its initial public offering selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.033 billion after underwriting discounts and commissions and transaction costs. IPI was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid in corporate form after the initial public offering. Prior to April 25, 2008, IPI was a consolidated subsidiary of Intrepid, the predecessor company. There were no material activities for IPI for the period from inception to the date of the initial public offering. Beginning on April 25, 2008, Intrepid’s ongoing business has been conducted by IPI and includes all operations that previously had been conducted by Intrepid. In connection with the completion of the initial public offering, IPI received a transfer of all of the assets of Intrepid, other than cash, and assumed all liabilities of Intrepid in excess of $18.9 million of debt, plus accrued interest and fees thereon, in exchange for a distribution of approximately $757.4 million and issuance of 40,339,000 common shares to Intrepid. In connection with the exercise of the underwriters’ option to purchase additional shares, IPI also paid a dividend to Intrepid of approximately $135.4 million on April 25, 2008. Intrepid was dissolved on April 25, 2008, whereby Intrepid’s remaining cash of approximately $882.8 million and 40,340,000 shares of IPI common stock which were owned by Intrepid were distributed pro rata to Intrepid’s members.

Our Company

We are the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and are dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium. We market our langbeinite under the registered name of Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2004, we have supplied, on average, 1.5 percent of world potash consumption and 8.5 percent of U.S. consumption annually, and we have supplied a considerably higher proportion of the potash consumed in the southwestern and western U.S., which are our core markets. We are one of two producers of langbeinite, a low-chloride fertilizer that is better suited than MOP for chloride-sensitive crops. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes. We own five active potash production facilities—three in New Mexico and two in Utah—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB Mine, which is an idled potash mine that we are in the process of reopening as a solution mine, and the North Mine. Based on our five-year operating plan, we expect that expansion opportunities at our operating facilities and the HB Mine will increase production by an aggregate of over 370,000 short tons of potash and langbeinite annually.

Our assets comprise the deliberate acquisition first of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004. Assembling these assets occurred as a result of observing that the potash markets of Moab shared markets with potash produced in Carlsbad, New Mexico and in Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and effect operating synergies.

Our Products and Markets

As mentioned previously, our two primary products are potash and langbeinite. For the three months ending March 31, 2008, we derived 85 percent of our net sales and 94 percent of our gross margin from potash.

Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration and the animal feed market as a nutrient. The agricultural market represented approximately 63 percent of our sales for the three months ending March 31, 2008, with sales to industrial and feed markets accounting for 29 percent and 8 percent of our sales, respectively. Our primary regional markets include agricultural areas, feed manufacturers and pet food producers west of the Mississippi River and oil and gas exploration areas in the Rocky Mountains and the Permian Basin. The potash business has a geographic concentration in the western U.S. and is, therefore, affected by weather and other conditions in this region.

We are one of only two companies in the world that have economic reserves of langbeinite and produce langbeinite for export, the other being Mosaic. We began producing langbeinite in late 2005 and are working to expand our production and increase demand. Although Mosaic has sold langbeinite from the Carlsbad, New Mexico region since the 1950s, we believe that our entry into the market as a second producer has increased growers’ willingness to use langbeinite. Langbeinite is marketed into two primary markets: the agricultural market as a fertilizer and the animal feed market as a nutrient. We market langbeinite throughout the world, including through an exclusive marketing agreement with PCS for sales outside North America. For the three months ending March 31, 2008, 36 percent of our langbeinite sales volume was sold in the U.S. and the remaining 64 percent was exported.

Global Factors Affecting our Results

Fertilizer Demand

Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, crop yields, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. As incomes grow, diets become more diverse, nutritious and protein-rich, primarily through increased meat consumption. Producing meat from livestock and poultry requires large amounts of grain for feed. Fertilizer demand is also affected by other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Intrepid is continuing to see ever increasing demand for potash products based on the higher demand for fertilizer as indicated by low global inventory levels of potash which is resulting in customers being allocated product at levels below their requested purchase amounts.

Potash Supply

Economically recoverable potash deposits occur rarely. Virtually all potash is extracted from twenty commercial deposits located in twelve countries. According to the International Fertilizer Industry Association (“IFA”), in 2007, six of these countries (Canada, Russia, Belarus, Germany, Israel and Jordan) accounted for approximately 87 percent of the world’s aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. The addition of new potash production is difficult because currently unexploited deposits are rare, deep in the earth and are often located in remote areas which would require significant capital investment to exploit. The most recently constructed operating mine in the world was opened in 1987. New potash supply projects are being developed primarily at areas of existing production, but are expected to take several years to become fully operational. Additional challenges faced by potash producers include mine flooding risks, aging facilities, depleting ore reserves and increasing transportation costs. The Company’s mines are not at significant risk of flooding due to the lack of a substantial water aquifer above our mines. We believe that suppliers of potash are running at full capacity and remain unable to meet world demand.

Energy Demand

Energy prices and consumption affect the potash industry in several ways. Growing demands upon existing energy supplies have supported the development of biofuels, which currently rely upon agricultural products as feedstocks. As demand and prices for these feedstocks increase, the use of fertilizer becomes more economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, which often consumes potash as a drilling fluid additive. Increases in fuel prices increase the cost of transporting potash from producing to consuming regions. Increases in natural gas prices also increase the cost of producing potash. We continue to see a strong demand for our product in the oil and gas industry. On the other hand, we do see some modest pressure on operating costs as a result of higher natural gas prices. We estimate that every $1 per MMBTU increase in the cost of natural gas increases our cost of potash sales by $2 per short ton.

Specific Factors Affecting our Results

Sales

Our gross sales are derived from the sales of potash and langbeinite and are determined by the quantities of fertilizers we sell and the selling price we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe gross sales provides an accurate measurement of our performance in the market due to the inclusion of freight billings. We view net sales, which is gross sales less freight costs, as the key performance indicator. We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight costs on pricing.

Our net sales and profitability are determined principally by the price of potash and, to a lesser extent, by the price of natural gas and other commodities used in the production of potash. The price of potash is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash sales. If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would decline.

The volumes we sell are determined by our production capabilities and by demand for our products. Our selling prices and product mix are determined by a combination of global and regional supply and demand factors. The domestic price of potash is impacted by international price movements and to a large extent by Canadian and Russian producers that have a dominant share of the world market and that export to the domestic market. We benchmark our prices to international prices and have benefited from the weakening dollar. During 2007 and 2008 to date, we have been able to raise prices because of strong demand.

Potash prices have rapidly increased starting in the fourth quarter of 2007 due primarily to potash demand increasing faster than potash supply. Fertecon Limited (“Fertecon”), a fertilizer industry consultant, forecasts a total 3.5 percent annual demand growth rate from 2007 to 2011, which would require an average of 1.3 million additional short tons of K2O (potassium content) every year to meet this future demand. However, potash suppliers are currently producing near their practical limits and announced expansions are not sufficient to keep pace with expected demand. As a result, we believe the global potash market will remain tight through at least 2011.

Domestic potash pricing is influenced by the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations. Our posted price (FOB the mine) for red granular potash in Carlsbad, New Mexico has increased 32 percent from $317 per short ton on December 31, 2007, to $417 per short ton as of March 31, 2008. Our posted price (FOB the mine) of granular langbeinite in Carlsbad has increased 35 percent from $156 per short ton on December 31, 2007 to $211 per short ton as of March 31, 2008.

The table below displays our average net sales prices for potash and langbeinite for the three month periods ended March 31, 2008 and 2007. The table also presents the recent representative trends we are seeing in prices. The reference for our potash is our posted price for our red granular potash for spot delivery, FOB the mine site in Carlsbad. The reference for our langbeinite is our posted price for our granular langbeinite for spot delivery, FOB the mine site is Carlsbad. Our posted price is a list price and may differ to the actual price realized by the Company. The actual price realized may be lower or higher than the posted prices. The actual prices realized in the market vary due to the difference between the timing of receipt of orders and the timing of shipments, among other factors. We are also actively selling product beyond our last posted price for future periods based on customer demand. New prices are posted as market conditions warrant the announcements to our customer base.

	Potash		Langbeinite – (Trio®)
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(per short ton)
Average net sales price	$295	$178	$123	$108

Average posted price for the quarter	$390	$195	$184	$136

Posted prices for delivery in the month of:
January 2008	$357		$171
February 2008	$397		$171
March 2008	$417		$211
April 2008	$503		$211
May 2008	$532		$211
June 2008	$582		$281

Cost of Goods Sold

Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. With limited exceptions, our costs do not change proportionally with production volumes, as most of our costs are determined by factors other than incremental production. We refer to this in period-over-period comparisons below as costs being more fixed than variable in nature. Our production costs, however, have increased due to inflation and additions to our fixed costs, primarily in the form of additional labor headcount. Our potash production results in the joint production of by-products, which are salt, magnesium chloride and metal recovery salts. Sales of these by-products are recorded as a by-product credit that reduces the cost of goods sold.

Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. The cost of our labor, maintenance materials, operating supplies, and chemicals have increased with inflation in the mining sector. For example, according to Mining Cost Service, published in 2007 by InfoMine USA, Inc., mill operating costs have increased by approximately 24 percent from 2004 to 2007. We expect our future production cost inflation to continue to be influenced by inflation in the mining sector, as well as inflation trends for natural gas and electricity. We also expect our labor costs may continue to increase in Carlsbad, New Mexico as long as the demand for skilled labor remains high due to the strength of the potash, oil and gas and nuclear waste storage industries.

From January 2004 through March 2008, we added to our fixed costs primarily at our Carlsbad facilities. We increased our maintenance expenditures due to the age and condition of our plants and equipment and the extent to which prior owners had not performed periodic maintenance. We also added labor to address our maintenance backlog, increase the reliability of our production, and to staff the langbeinite facility. We expect to continue this trend through the balance of 2008 by adding additional personnel to increase the reliability and productivity of our operations.

We pay royalties to federal, state and private lessors under our mineral leases, and such taxes are a percentage of net sales of minerals extracted and sold from the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. For the three months ended March 31, 2008 and 2007, the royalties averaged 3.6 percent and 3.9 percent of our net sales.

In the past, we have used operating leases to finance some of our mining equipment. Operating lease payments are accounted for as a cost of goods sold. We do not plan to use operating leases in this manner in the future. As a result, operating lease payments related to production assets will decrease over time as the leases expire or as we make decisions to buy-out the leases. We intend, however, to purchase mining equipment in the future, which would result in higher depreciation expense that would largely offset lower lease costs in our cost of goods sold.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of personnel and related costs; company airplane costs; costs related to arranging truck and rail transportation; legal, accounting and other professional fees; sales and public relations expenses; and costs related to our information and technology systems. Because our facilities are difficult to reach by commercial aviation, we operate a company airplane in the management of our facilities.

We anticipate an increase in selling and administrative expenses in an absolute and per short ton basis to include the expense associated with additional legal and corporate governance expenses, additional accounting staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage, all of which relate to operating as a public company. We will also have stock based compensation expense associated with equity issued in conjunction with the initial public offering.

Other Income (Expense)

Other income (expense) consists primarily of interest and financing expenses. Other income (expense) also includes insurance proceeds in excess of property losses, gain (loss) on sale or disposition of assets, investment income, unrealized gains (losses) on investments, and other costs that do not relate directly to our core operations. In 2008, we may receive additional insurance proceeds in excess of our property losses related to the reconstruction of the warehouse at our East Mine. We anticipate that interest expense will be reduced significantly beginning in May 2008 as the borrowings under the credit facility were repaid fully after the closing of the initial public offering. The Company anticipates having a net cash balance which it will invest.

Income Taxes

As a limited liability company, Intrepid did not pay federal or state income taxes. The taxable income or loss of Intrepid has historically been included in the state and federal tax returns of its members. IPI is a subchapter C corporation that is required to pay federal and state income taxes on its taxable income. The income tax basis of the assets transferred to IPI pursuant to the exchange agreement plus the formation distribution will, in the aggregate, equal Intrepid’s existing tax basis in the assets, increased by the amount of taxable gain recognized by Intrepid—generally, the amount of cash received by Intrepid pursuant to the exchange agreement plus the amount of the formation distribution. We expect to allocate the increase in tax basis to our property, plant and equipment and our mineral leasehold interests. As to the allocation to the mineral leasehold interests, we anticipate that percentage depletion with respect to our mineral leasehold interests will exceed cost depletion in each taxable year. Consequently, we do not expect the increased tax basis to result in any increase in federal cost recovery deductions with respect to our mineral leasehold interests.

First Quarter 2008 Highlights

Net income for the first quarter of 2008 as compared to 2007 was $33.1 million as compared to $6.4 million, a 417 percent increase. We sold 213,000 and 93,000 short tons of potash and langbeinite in the three months ended March 31, 2008, as compared to 209,000 and 48,000 short tons in the same period of 2007. Our net sales price of potash was $295 per short ton ($325/metric short ton) in 2008 as compared to $178 per short ton in 2007 for the first quarter. This net sales price compares to our average first quarter posted price for red granular FOB Carlsbad, NM, of $390 per short ton in 2008, and $195 in 2007. The difference between net sales prices and posted price is a result of product mix, the fact that we have negotiated prices months in advance of postings, and because we hold our prices steady for certain customers for a period of one to three months. Our gross margin in the first quarter of 2008 has increased 189 percent as compared to the first quarter of 2007. This increase in gross margin has been driven as a direct result of commodity pricing.

Production in the first quarter of 2008 was 224,000 and 56,000 short tons of potash and langbeinite compared to 218,000 and 45,000 short tons in the first quarter of 2007. Langbeinite is mined from our East Mine, which is a mixed ore body containing both potash and langbeinite. In the first quarter of 2008, we have seen the benefit of higher than projected langbeinite ore grade at our East Mine, however this was almost equally offset by lower potash ore grade. This change in ore mixture is consistent with historical results when mining the mixed ore body. In the first quarter of 2008, an underground drilling program was commenced to better predict and control ore feed going to the East mill.

Selected Operations Data

The following table presents selected operations data for the three months ended March 31, 2008 and 2007. Analysis of the details of this information is presented throughout this discussion.

	Quarter Ended March 31,
	2008	2007	Change
Production:
Potash (thousands of short tons)	224	218	6

Langbeinite (thousands of short tons)	56	45	11

Sales volume (in thousands of short tons):
Potash	213	209	4

Langbeinite	93	48	45

Gross sales (in thousands)
U.S.	$72,279	$44,873	$27,406
International	12,122	3,291	8,831

Total	84,401	48,164	36,237
Freight costs (in thousands)
U.S.	6,043	4,905	1,138
International	4,129	736	3,393

Total	10,172	5,641	4,531
Net sales (in thousands)
U.S.	66,236	39,968	26,268
International	7,993	2,555	5,438

Total	$74,229	$42,523	$31,706

Potash statistics (per short ton):
Net sales price	$295	$178	$117
Cost of goods sold (exclusive of items shown separately below)	136	120	16
Depreciation, depletion and amortization	8	7	1
Royalties	10	7	3
By-product credit	(14)	(11)	(3)

Total potash cost of goods sold	$140	$123	$17

Warehousing and handling costs	6	4	2

Average potash gross margin:	$149	$51	$98

Langbeinite statistics (per short ton):
Net sales price	$123	$108	$15
Cost of goods sold (exclusive of items shown separately below)	77	69	8
Depreciation depletion and amortization	11	12	(1)
Royalties	6	6	—

Total Langbeinite total cost of goods sold	$94	$87	$7

Warehousing and handling costs	6	4	2

Average langbeinite gross margin	$23	$17	$6

We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important.

Outlook for the Remainder of 2008

Potash Prices

The commodity price for potash has been and will continue to be the most significant driver of our business and profitability for the year. Our posted price for red granular product FOB Carlsbad, NM, continues to increase, as shown earlier. Actual prices realized in the market vary due to the timing and receipt of orders, among other factors. Our assessment is that the basic supply and demand fundamentals that are driving the market for potash indicate that supply is currently the limiting factor as demand needs have outstripped supply.

Capital Investment

We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each facility, we have developed a three-part investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs per short ton. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production. Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operation with production efficiency and debottlenecking projects and the permitting for the HB solar solution mine. We are also evaluating several of our capital projects to assess if, given the current commodity price market, it is sensible to accelerate projects that were slated for future periods. The project management aspect of our capital program is quite important and we need to ensure that we balance the desire to accelerate projects with the need to manage the projects effectively and efficiently.

The timing of capital expenditures under our 2008 plan, described below, is dependent on the issuance of permits and completion of design work and engineering studies, some of which are beyond our direct control. Certain projects have been scheduled around our annual maintenance shut-down for the Carlsbad operations, which is anticipated in October of 2008. As a result of these different factors affecting our schedule, our anticipated capital expenditures in 2008 are heavily weighted toward the latter half of the year. If permitting is delayed or engineering needs to further investigate alternative designs or contingencies, the capital spending anticipated in 2008 may be deferred. Commencement of operations for the HB mine, discussed in more detail below, is anticipated approximately two years after permits are obtained and construction begins.

Total capital investment in 2008 is expected to be approximately $80—$95 million, which includes approximately $16 million to replace assets needed to maintain production, $16 million to improve and modernize equipment, $46 million to increase production as described more fully below, and $12 million, which we expect will be reimbursed by our insurance, to complete the replacement of the East Mine warehouse. Of the $16 million planned to improve and modernize equipment, approximately $9 million is planned for underground mining equipment and other equipment we would previously have leased. We believe our cash flow and debt capacity will be adequate to fund the capital investment program in 2008. Capital expenditures for the three months ended March 31, 2008 were $11.2 million, which includes approximately $3.8 million to replace assets needed to maintain production, $5.5 million to improve and modernize equipment, $0.7 million to increase production related primarily to the HB Mine and $1.2 million towards replacing the East Mine warehouse. Of the $5.5 million expenditure to improve and modernize equipment, approximately $4.5 million was for underground mining equipment and other equipment we would previously have leased. Capital expenditures for the three months ended March 31, 2007 were $5.7 million, which includes approximately $1.8 million to replace assets needed to maintain production, $1.1 million to increase production related primarily to the HB Mine and $2.8 million towards replacing the East Mine warehouse.

In 2008, we expect to have undertaken or plan to undertake the following projects to improve and increase production:

•	construction of the HB Mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of $78 to $88 million to be completed approximately two years from the date of permitting, with approximately $20 to $25 million budgeted to be invested in 2008. On March 10, 2008, we submitted an application for an Underground Injection Control and Discharge Permit to the New Mexico Environmental Department relating to the HB Mine project and have since received the Administrative Completeness Determination to our application. We anticipate approval of the permit later this year. As various permits are received, we may begin applicable phases of construction for the HB Mine. We had numerous meetings and briefings with the Bureau of Land Management (BLM) on the aspects of the project and we have submitted the Mine Plan Modification at the end of May 2008. The Environmental Assessment associated with the HB Mine will be filed in the near future. As described previously, the timing of the capital investment related to the development of the HB Mine is dependent on the timing of approval of all necessary permitting and the project will take approximately two years from that date to reach completion and full solar-pond capacity;

•

install a horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West Mine for a total estimated cost of $13 to $15 million which is expected to be completed in 2009. Approximately $9 million associated with this project is expected to be invested in the third quarter of 2008. The engineering is substantially complete and we are selecting the construction contractor;

•

install new thickeners in 2008 to improve potash recoveries at our East Mine. On-site civil engineering related to this project is being performed and major process pieces are being fabricated off-site. Construction is expected to be completed late this summer and requires expenditures of $5 million to $6 million;

•

begin a langbeinite recovery project at the East Mine with a total estimated capital expenditure of $10 to $15 million. This project is expected to be completed in 2010, with approximately $1 million to $2 million to be invested in the second half of 2008;

•

add a new horizontal solution mining cavern at the Moab Mine, a project with a total estimated capital expenditure of $5 to $6 million. We are in the final stages of engineering, and we expect to commence the project in the third quarter of 2008 and complete the Moab well system in the spring of 2009; and

•

add a deep brine well at our Wendover facility with a total estimated capital expenditure of $1.8 to $2.0 million. We are in the process of contracting services to drill a deep brine well in the later half of 2008.

All figures for future capital spending are initial estimates that are subject to change as the projects are further developed.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through funds generated by operations and through borrowings under our existing senior credit facility. We believe that the net proceeds retained by IPI from the initial public offering, cash flow from operations and available borrowings under our senior credit facility will be sufficient to fund our operations and our capital spending program. As described elsewhere, a portion of the gross proceeds from the initial public offering have been used to repay all borrowings under the credit facility. As of March 31, 2008, and December 31, 2007, we had cash and cash equivalents of $1.8 million and $2.0 million, respectively. As of March 31, 2008 and December 31, 2007, we had $68.0 million and $69.7 million available, respectively, under the revolving portion of our existing senior credit facility.

Operating Activities

Total cash provided by operating activities was $17.1 million for the three months ended March 31, 2008, compared to $2.2 million for the three months ended March 31, 2007. The $14.9 million increase in cash provided by operating activities is due primarily to increases in net income driven by realized sales price for potash and changes in inventory levels, partially offset by increased accounts receivable resulting from higher sales, an increase in prepaid expenses and deposits principally for our initial public offering and for deposits on certain equipment on-order, and a decrease in current liabilities. Net income increased $26.6 million, or 417 percent, in the first quarter of 2008 compared to the first quarter of 2007 due primarily to an increase in potash pricing. Insurance settlements provided $7.0 million for the three months ended March 31, 2008, and $6.9 million for the three months ended March 31, 2007; these proceeds are reflected in investing and operating activities. Trade accounts receivable increased $10.6 million in the first quarter of 2008 relative to an increase of $4.6 million in the first quarter of 2007 as a result of increased pricing and revenues. For the three months ended March 31, 2008, inventories decreased $0.8 million and for the three months ending March 31, 2007 inventories declined $1.7 million, in both cases due largely to increased demand for our products.

Investing Activities

Total cash used in investing activities was a net $2.8 million for the three months ended March 31, 2008, compared to net cash provided of $1.7 million for the three months ended March 31, 2007. Cash invested in property, plant and equipment increased to $9.8 million in the first quarter of 2008, from $5.2 million in the first quarter of 2007. For the three months ended March 31, 2008, and 2007, we received $7.0 million and $6.9 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehouses at the East Mine. As described previously, we do anticipate that the pace of capital project investments will increase throughout 2008.

Financing Activities

Total cash used in financing activities was $14.5 million for the three months ended March 31, 2008, compared to $3.2 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, net proceeds from long term debt totaled $0.5 million and distributions to members of Intrepid totaled $15.0 million. In terms of the impact this distribution has to IPI following the transaction, there was no net impact since Intrepid was to retain all cash at the time of the initial public offering. The distribution was paid out of cash on hand; no amounts were drawn against the revolving credit facility to make this distribution. For the three months ended March 31, 2007, net repayments of long-term debt totaled $1.8 million and distributions to our members totaled $1.5 million.

Existing Senior Credit Facility

In conjunction with the initial public offering described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008. As a result of this repayment, the $50 million term loan has been canceled and the Company now has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.8 million is available for use. Prior to the repayment of the term loan, the $50 million term loan required a principal repayment of $1.25 million each quarter beginning June 29, 2007, of which $5.0 million was classified as current at March 31, 2008. As of March 31, 2008, the Company had $160,000 of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the amount available for borrowing above.

The Third Amended and Restated Credit Agreement was entered into on March 9, 2007. Intrepid and US Bank National Association (the “Bank”) entered into a new credit agreement in part to retire the Note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended is a syndicated facility led by the Bank as the agent bank, provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid. Obligations are cross-collateralized between all of Intrepid’s legal entities, parent and subsidiaries.

In conjunction with the closing of the initial public offering, the Fourth Amendment of the Third Amended and Restated Credit Agreement was entered into on April 25, 2008. This amendment replaced Intrepid with IPI, removed IOG from the agreement, and amended the distribution language to provide that IPI may make a distribution at a time when the cash flow leverage ratio (as defined) of IPI shall not be greater than 2.5:1.0 immediately before and immediately after the distribution.

Outstanding balances under the revolving loan and the term loan bear interest at a floating rate, which, at our option, is either (i) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded debt to our adjusted earnings before income taxes, depreciation and amortization; or (ii) an alternative base rate. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio.

The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain the following: at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges of 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The credit agreement requires us to maintain interest rate derivatives to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan.

The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on March 31, 2008. We have maintained the derivative hedging contracts that were swaps of variable rate interest for fixed rate payments. We have fixed, through the use of derivatives, a portion of our floating interest rate exposure on anticipated debt through the end of 2012. Notional amounts for which the rate has been fixed as of March 31, 2008 range between $22.8 million for the year 2012 to $52.3 million for the two months ended March 1, 2010. The weighted average notional amount outstanding as of March 31, 2008 and the weighted average 3-month LIBOR rate locked-in via these derivatives are $33.3 million and 5.12 percent. The remainder of the debt outstanding bore an interest rate that ranged from 4.45 percent to 6.67 percent at March 31, 2008. The interest rate paid under our existing senior credit facility varies both with the change in the 3-month LIBOR rate and with our leverage ratio. Based on the principal outstanding under our existing senior credit facility as of March 31, 2008, a 1 percent change in interest rates would increase our annual interest expense by $1.0 million.

Contractual Obligations

As of March 31, 2008, we had contractual obligations totaling $158.8 million, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated. The debt is classified based on the timing of actual repayments, which are different from how it is classified in the accompanying balance sheet as of March 31, 2008. The associated imputed interest matches the presentation in this table.

	Payments due by period
	Total	Q2 – Q4, 2008	2009	2010	2011	2012	2013	2014 and later
	(in thousands)
Current and long-term debt(1)	$101,856	$101,856	$—	$—	$—	$—	$—	$—
Imputed interest on long-term debt(2)	359	359	—	—	—	—	—	—
Operating lease obligations(3)	17,741	3,756	4,797	3,967	3,258	878	668	417
Purchase commitments(4)	566	566	—	—	—	—	—	—
Pension obligations(5)	7,806	99	127	144	183	199	206	6,848
Asset retirement obligation(6)	18,556	—	—	—	—	—	—	18,556
Minimum royalty payments(7)	11,768	343	457	457	457	457	457	9,140

Total	$158,652	$106,979	$5,381	$4,568	$3,898	$1,534	$1,331	$34,961

(1)	Term and revolving loan portions of the existing senior credit facility. Payments indicated include only principal. All debt obligations were paid immediately subsequent to the closing of the Company’s initial public offering and are presented as such in this table.
(2)	Interest rates are adjusted frequently, and interest payments will vary directly with the entire loan balance outstanding, inclusive of a material revolving portion. Interest commitments have been estimated above assuming the entire loan is repaid upon the IPO closing date, April 25, 2008, and using a 5.15 percent interest rate.
(3)	All operating lease payments inclusive of anticipated sales tax, electrical substation leases classified as an electrical cost and railcar leases classified as a freight cost.
(4)	Purchase contractual commitments include the approximate amount due a vendor in the event of the cancellation of purchase commitments for modular buildings and transformers.
(5)	Pension distributions as determined by our actuaries.
(6)	We are obligated to reclaim and remediate lands which our operations have disturbed, but because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2014. Commitments shown are in today’s dollars and undiscounted.
(7)	Annual minimum royalties due under mineral leases, assuming approximately a 25 year life, consistent with estimated useful lives of plant assets.

Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.

Off-Balance Sheet Arrangements

We do not have any contingent interest in assets transferred, derivative instruments tied to our stock and classified as equity, long-term fixed price contracts, or variable interest entities that qualify as off-balance sheet arrangements.

In the normal course of business, we have entered into various indemnification obligations to counterparties in purchasing, sales and leasing transactions. Historically, we have not made any significant payments under such indemnification obligations and no amounts have been accrued in our consolidated financial statements with respect to such indemnification obligations, apart from accruals relating to the underlying liabilities.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Results

For the three months ended March 31, 2008, we benefited from tight global potash supply conditions resulting from strong potash demand. Domestic sales of potash in the first quarter of 2008 increased primarily due to increased demand resulting from high agricultural commodity prices and resulting increases in fertilizer application rates. Gross margin increased $22.2 million, or 189 percent, from $11.8 million for the three months ended March 31, 2007 to $34.0 million for the three months ended March 31, 2008 due primarily to price increases. Operating income increased $20.1 million, or 218 percent, from $9.2 million for the quarter ended March 31, 2007 to $29.3 million for the quarter ended March 31, 2008.

Net Sales and Freight Costs

The following table presents potash and langbeinite sales and production for the subject periods.

	Three Months Ended March 31,		Change	% Change
	2008	2007
Production:
Potash (thousands of short tons)	224	218	6	3%

Langbeinite (thousands of short tons)	56	45	11	24%

Sales:
Potash (thousands of short tons)	213	209	4	2%

Langbeinite (thousands of short tons)	93	48	45	94%

Net Sales:
Potash (in millions)	$62.8	$37.3	$25.5	68%
Langbeinite (in millions)	$11.4	$5.2	$6.2	119%

Net sales per short ton:
Potash ($/short ton)	$295	$178	$117	66%
Langbeinite ($/short ton)	$123	$108	$15	14%

Net sales of potash increased $25.5 million, or 68 percent, from $37.3 million for the three months ended March 31, 2007 to $62.8 million for the three months ended March 31, 2008 due primarily to an average increase in sales price of 66 percent resulting from strong potash demand. Net sales of langbeinite increased $6.2 million, or 119 percent, from $5.2 million for the three months ended March 31, 2007 to $11.4 million for the three months ended March 31, 2008 due primarily to an increased volume of sales related in large part to exports to China and an average price increase of 14 percent. Production of langbeinite increased 24 percent in the first quarter of 2008 compared to the first quarter of 2007 due primarily to higher ore grades and improved operating rates, in part related to greater experience in langbeinite production since ramp-up in 2006.

Freight costs increased $4.6 million, or 82 percent, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to increases in exports of langbeinite to China and fuel and freight rates. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and langbeinite for the subject periods.

	Three Months Ended March 31,
	2008	2007	Change	% Change
Cost per short ton of potash sold(1)	$140	$123	$17	14%
Cost per short ton of langbeinite sold(2)	$94	$87	$7	8%

(1)	Per short ton potash costs include $8 and $7 of depreciation expense in the first quarter of 2008 and 2007, respectively.
(2)	Per short ton langbeinite costs include $11 and $12 of depreciation expense in the first quarter of 2008 and 2007, respectively.

The cost of goods sold per short ton of potash increased $17, or 14 percent, from $123 per short ton for the three months ended March 31, 2007 to $140 per short ton for the three months ended March 31, 2008. Potash costs per short ton increased in the first quarter of 2008 due primarily to costs increasing more than production volumes. The increased cost of goods sold amounts in the first quarter of 2008 were partially offset by an approximately $1 million reduction in cost of goods sold related to an inventory cost adjustment of our pond inventories at Wendover and Moab. The total cost of goods sold of our langbeinite increased $7 per short ton, or 8 percent, from $87 per short ton for the three months ended March 31, 2007 to $94 per short ton for the three months ended March 31, 2008.

Cost of goods sold increased $8.7 million, or 29 percent, from $29.8 million in the first quarter of 2007 to $38.5 million in the first quarter of 2008. Costs that increased materially during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 included labor and contractor, maintenance material, natural gas, and royalty expenses. Labor and contractor costs increased $2.9 million, or 36 percent, in the first quarter of 2008 due to contract maintenance projects, wage increases and the addition of personnel to increase our maintenance staff and implement a trainee program. Maintenance material costs increased $2.1 million, or 48 percent, in the first quarter of 2008 principally due to the increased level of maintenance projects. Royalty expense increased $1.0 million, or 61 percent, in the first quarter of 2008 due to increased sales revenue and higher langbeinite sales, which incur a slightly higher average royalty than potash sales. Other increases in cost of goods sold followed from increased benefit, insurance, electric, operating supply, consulting, and employee recruitment expenses.

Natural gas expense increased $0.6 million in the first quarter of 2008 due to higher market rates. Additionally, an unrealized gain of $1.5 million and a realized $0.5 million loss on the fair value of our natural gas derivative contracts decreased cost of goods sold by a net $1.0 million for the three months ended March 31, 2007 whereas there was no corresponding net gain on derivative contracts in the first quarter of 2008.

By-product sales credits reduced cost of goods sold by $3.1 million and $2.4 million in the three months ended March 31, 2008 and March 31, 2007, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.1 million, or 88 percent, from $2.4 million for the three months ended March 31, 2007 to $4.5 million for the three months ended March 31, 2008. Selling and administrative expenses increased in the first quarter of 2008 due primarily to accruals for annual bonuses, increased administrative and management staff, and miscellaneous other expenses.

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. We refer to this as the “Potash Area dispute in New Mexico”. We are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. Expenses related to this Potash Area dispute in New Mexico were approximately $0.2 million higher in the first quarter of 2008 relative to the expenses in the first quarter of 2007.

Other Income (Expense)

Other expenses decreased $6.6 million, or 236 percent, from a net expense of $2.8 million for the three months ended March 31, 2007 to a net income of $3.8 million for the three months ended March 31, 2008 due primarily to insurance settlements in excess of property losses. Interest expense increased $0.6 million, or 25 percent, in the first quarter of 2008 due primarily to unrealized losses on interest rate swaps reflecting the decrease in their fair market value as market rates declined in the first quarter of 2008.

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico resulting in a property loss claim. For the three months ended March 31, 2008 and 2007, insurance settlements in excess of property losses of $7.0 million and $0 million, respectively, were recognized for proceeds received in connection with the East Mine wind-shear claim. Through March 31, 2008, the Company has received $21.1 million of insurance settlement payments. The warehouse’s replacement cost is expected to be approximately $26.0 million and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized as settlements are agreed upon.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates.

Revenue Recognition—Revenue is recognized when title transfers to a customer, selling price is determinable, and collection is reasonably assured. Title passes at the shipping point: the plant, a distribution warehouse, or a port. Title for some shipments into Mexico transfers at the border crossing, the port of exit. Prices are set at the time of or prior to shipment. We use few sales contracts so prices are based on our current published prices or upon negotiated short-term purchase orders from customers.

We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of the sales as customers often arrange and pay for delivery to their sites. Our gross sales include freight costs, but we do not believe gross sales provides an accurate measurement of our performance in the market due to the inclusion of freight costs. We view net sales, which is gross sales less freight costs, as the key performance indicator. We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight costs on pricing.

Application of this policy requires that we make estimates regarding creditworthiness of the customer, which impact our determination of allowance for doubtful accounts. We make those estimates based on the most recent information available and historical experience, but they may be affected by subsequent changes in market conditions.

Property, Plant and Equipment—Expenditures for new facilities or expenditures which extend the useful lives of our existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 2 to 25 years. Productive lives are reviewed annually and changed as necessary. Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations commence. Gains or losses from normal sales and retirements of assets are included in other income or expense.

Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by independent consultants, due to uncertainties inherent in long-term estimates and in order to correlate to estimated building and plant lives of 25 years or less, where appropriate. Certain development costs are depleted over the life of the proven and probable reserves or the life of the facility. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life. Possible impairment is also considered. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries and operating costs. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or langbeinite, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases are subject to periodic readjustment, including royalties payable, by the state and federal government, which could impact the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

Inventory—Inventory consists of product and by-product stocks that are ready for delivery to market, mined ore, potash in evaporation ponds and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value. The value of potash within the solar ponds, work-in-process inventories, is estimated based on the amount of finished inventory expected to be recovered and the lower of cost incurred through the stage of completion or net realizable value less costs to complete the process. Estimates are used in the allocation of costs to different products, including byproducts.

We conduct detailed reviews related to the net realizable value of parts inventory, giving consideration to quality, slow moving items, obsolescence, excessive levels and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence. If the carrying amount exceeds the estimated net realizable value, we adjust our inventory balances accordingly. If the actual sales price ultimately realized were to be less than our estimate of net realizable value, additional losses would be incurred in the period of liquidation.

Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment in accordance with Statement of Financial Accounting Standard, or SFAS, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of certain products by us or our customers;

•	a decrease in estimated mineral reserves; and

•	significant negative industry or economic trends.

Although we believe the carrying values of our long-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise.

Asset Retirement Obligation—All of our mining properties involve certain reclamation liabilities as required by the states in which they operate or by the Bureau of Land Management, or BLM. These asset retirement obligations are reviewed and updated at least annually with resultant changes in balances recorded as adjustments to the related assets and liabilities. Changes in estimates follow from changes in estimated probabilities, amounts, refinements in scope, technological developments and timing of the settlement of the asset retirement obligation, as well as changes in the legal requirements of an obligation. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.

Income Taxes—Before completion of its initial public offering in April 2008, Intrepid operated as a limited liability company, which did not pay federal or state income taxes. Intrepid’s taxable income or loss has been included in the state and federal tax returns of its members. IPI is subject to income taxes. Intrepid Potash accounts for its income taxes under Financial Accounting Standard, or FAS, 109, Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Intrepid Potash will also adopt FASB Interpretation Number 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement Number 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or one expected to be taken.

Financial Instruments—Intrepid uses debt financing with variable interest rates, and we use significant volumes of natural gas purchased at variable rates. The Company enters into financial contracts to manage a portion of the costs for anticipated but not yet committed transactions when such transactions are probable and the significant characteristics and expected timing are identified. The value of these derivatives is estimated monthly based on fair market values and any change in fair market value is recorded in the Company’s income statement. Changes in these estimates could have a material impact on the results of operations and financial position of the Company.

Recent Accounting Pronouncements

During December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This interpretation changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of the enhanced disclosure requirements are not expected to have any effect on Intrepid’s or IPI’s results of operations, financial condition or liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations and Exchange Rates

We typically have low balances of accounts receivable denominated in Canadian dollars, or loonies, and, as a result, we have minimal direct foreign exchange risk. However, there is an indirect foreign exchange risk as described below.

Currency fluctuations and exchange rates can play a role in potash pricing. The U.S. imports the majority of its potash from Canada and Russia. As the loonie and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. As of March 31, 2008, the loonie and ruble were trading at $0.9758 and $0.04256, respectively, against the U.S. dollar. The continued strengthening of the loonie and ruble thus tend to support higher U.S. potash prices, as Canadian and Russian potash producers attempt to maintain their margins, which has contributed to pricing strength. However, if the loonie and ruble were to weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes. A decrease in the net realized sales price of our potash would adversely affect our operating results.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management’s control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. Through the proceedings described below, we are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits.

Potash Association of New Mexico v. United States Department of the Interior, et al., pending in the United States District Court for the District of New Mexico. We are not a party to this action, which does not currently involve any claims against us. We are a member of the Potash Association of New Mexico, or PANM, and in that capacity we are participating in this action. On December 6, 2006, PANM commenced this challenge of certain holdings of the Interior Board of Land Appeals, or IBLA, in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, commenced July 29, 1992, involves appeals of the denial of 72 applications for permits to drill, or APDs, for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior, or the Secretarial Order, relating to the Potash Area. The holdings being appealed relate to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. If this appeal is not successful, it may result in the BLM granting the APDs that are the subject of IMC Kalium, or APDs for other wells, on or near our potash leases that the BLM would not grant if the appeal is successful. Such wells would interfere with our ability to mine the potash reserves and other potash deposits within a reasonable safety buffer around the wells.

Intrepid Potash—New Mexico, LLC v. BLM. We filed this appeal on September 19, 2006, challenging the BLM’s approval of 11 APDs located approximately one and one-half miles east of our East Mine near Carlsbad, New Mexico. This appeal does not currently involve any claims against us, and current potash leases do not cover the lands on which these wells would be drilled. We argue in this appeal that: (i) BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling and (ii) BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. The IBLA has granted our motion to stay BLM’s approval of the APDs pending resolution of the appeal, citing the IBLA’s prior decision in IMC Kalium in finding that the BLM may not approve the APDs unless its potash mapping standard is updated using the latest data and technology available, and finding that Intrepid had demonstrated a likelihood that it would prevail in its argument that the mapping standard is deficient in this respect. If Intrepid’s appeal is not successful, the BLM may grant APDs for wells in areas that we believe contain potash reserves or other commercially recoverable potash deposits but that the BLM is unwilling to recognize unless we drill additional core holes to corroborate the electric log data relied on by Intrepid. There is no assurance that we would be able to obtain the necessary permits for such core holes and drill such core holes quickly enough to substantiate the presence of commercially recoverable potash prior to the drilling of the wells. Such wells would interfere with our ability to mine the potash deposits within a reasonable safety buffer around the wells.

Protests of Pending APDs. As of March 31, 2008, Intrepid has protested approximately 25 additional APDs in the Potash Area on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed in 2006 and 2007, do not currently involve any claims against us. Intrepid’s protests are based on the arguments advanced in the proceedings described above, and additional arguments including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, the wells would interfere with our ability to mine the potash reserves and other potash deposits within a reasonable safety buffer around the wells.

We are subject to claims and legal actions in the ordinary course of business. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	RISK FACTORS

Investing in IPI’s common stock involves a high degree of risk. You should carefully consider the following risk factors together with all of the other information included in this prospectus in evaluating an investment in IPI’s common stock. If any of the following risks were actually to occur, IPI’s business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of IPI’s common stock could decline and you could lose all or part of your investment.

IPI’s potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may negatively affect IPI’s operating results.

Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and capacity utilization until the cycle repeats. Furthermore, potash producers have, at various times, suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. For example, in 2006, protracted negotiations between China and international producers delayed purchases of potash by the Chinese, which led to a build-up of inventory in North America. In response, suppliers slowed production of potash, notably in Canada and Russia, until the conclusion of negotiations with the Chinese. As a result, the price of potash has been volatile. This volume and price volatility may reduce profit margins and negatively affect IPI’s operating results. IPI sells the majority of IPI’s potash into the spot market in the U.S. and have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility.

Mining is a complex and hazardous process which frequently experiences production disruptions, and the nature of IPI’s operations may make us more vulnerable to such disruptions than IPI’s competitors.

The process of mining is complex and equipment- and labor-intensive, and involves risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems and other unexpected events. For example, in December 2007, an outage at one of IPI’s power provider’s transformers caused three days of lost production at IPI’s West Mine. In addition, IPI must transport mined product for long distances to remove it from the mines for processing, which creates a higher probability of accidents. IPI’s facilities and equipment are older than the average North American potash mine and may require more maintenance or be more likely to fail than newer facilities or equipment. The shafts at IPI’s West Mine were constructed in 1931 and require frequent maintenance due to water inflow, wooden structure and salt buildup and are located in an area of known subsidence. Additionally, langbeinite ore is harder and more abrasive than muriate of potash ore and has caused greater wear on the mining and milling equipment at IPI’s East Mine, which has increased and may continue to increase the expense and frequency of maintenance and repairs. Operational difficulties can also arise from IPI’s milling processes; for example, IPI’s East Mine mill experiences build-ups of glaserite, an undesirable by-product of langbeinite production, and IPI must remove this build-up. The amounts that IPI is required to spend on maintenance and repairs may be significant and higher than expected, and IPI may have to divert resources from IPI’s planned capital expenditures focused on growth, such as increases in nameplate and effective capacity, for use on capital expenditures to maintain existing effective capacity. Production delays or stoppages will adversely affect IPI’s sales and operating results, and higher than expected maintenance and repair expenses may adversely affect IPI’s operating results.

New product supply can create structural market imbalances, which could negatively affect IPI’s operating results and financial performance.

Potash is a commodity, and the market for potash is highly competitive and affected by global supply and demand. With recent favorable prices for potash products, producers have been, and will likely continue to be, engaged in expansion and development projects to increase production. Many of these projects to increase potash production are speculative. However, if potash production is increased beyond potash demand, the price at which IPI sells its potash and IPI’s sales volume would likely fall, which would materially adversely affect IPI’s operating results and financial condition.

The grade of ore that IPI mines may vary from IPI’s projections due to the complex geology of potash reserves, which could adversely affect IPI’s potash production and IPI’s financial results.

IPI’s potash production is affected by the ore grade, or potassium content of the ore. IPI’s projections of ore grade may vary from time to time, and the amount of potash that IPI actually produce may vary substantially from IPI’s projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond IPI’s control. Potash ore bodies have complex geology. The occurrence of large, unknown salt deposits, known as salt horsts, in core ore areas located in Carlsbad, New Mexico or Moab, Utah would adversely affect ore grades. An unexpected reduction in the grade of IPI’s ore reserves would decrease its potash production because IPI would need to process more ore to produce the same amount of saleable-grade product. As a result, IPI’s expected future cash flows would be materially adversely affected.

IPI’s reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of IPI’s reserves.

IPI’s reserve estimates may vary substantially from the actual amounts of muriate of potash and langbeinite IPI may be able to economically recover from IPI’s reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond IPI’s control. Estimates of muriate of potash and langbeinite reserves necessarily depend upon a number of variables and assumptions, any one of which, if incorrect, may result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from IPI’s experiences in areas where IPI currently mines or operates.

Because reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is reviewed by a reserve engineer in sufficient detail to determine if, in the aggregate, the data provided by us are reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and in accordance with SEC requirements.

IPI’s business depends upon skilled and experienced personnel, and employee turnover may have a material adverse effect on IPI’s development and operating results.

The success of IPI’s business depends upon IPI’s ability to attract and retain skilled managers and other personnel. IPI competes for experienced laborers with other industries, including a copper mine in Moab, Utah, a nuclear waste management facility in southeast New Mexico, and oil fields and other potash facilities in

Carlsbad, New Mexico. A new uranium enrichment facility in Eunice, New Mexico has just begun construction. Employee turnover in Carlsbad has generally been high, and the continued expansion of nuclear facilities in Carlsbad threatens to increase competition for qualified workers. If IPI is not able to attract and retain the personnel necessary for the development of IPI’s business, IPI may have to raise wages to keep employees or hire less qualified workers, either of which would ultimately result in higher labor costs per short ton of potash produced.

Prices of natural gas and other important raw materials and energy used in IPI’s businesses are volatile. Changes in the prices of raw materials or energy or disruptions to supply could adversely impact IPI’s business and IPI’s sales.

Natural gas, electricity, steel, water, chemicals and fuel (diesel and gasoline) are key raw materials used in IPI’s production of potash products. Natural gas is a significant energy source used in the solution mining process at the Moab Mine and at the East Mine processing plant. IPI’s sales and profitability from time to time have been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Currently, IPI has no derivative contracts in place for 2008 with respect to natural gas or other raw materials, although we will continue to evaluate the possibility of entering into such arrangements in the future. A significant increase in the price of natural gas, electricity and fuel that is not recovered through an increase in the price of IPI’s potash, or an extended interruption in the supply of natural gas, electricity, water or fuel to IPI’s production facilities, could materially adversely affect IPI’s business, financial condition or operating results. High natural gas costs also may increase farm input costs, which may cause IPI’s potash sales to decline.

The price of natural gas in North America is highly volatile. Since January 2004, natural gas prices according to the El Paso Natural Gas. Co. Permian Basin Index, on which the prices IPI pays for natural gas are primarily based, have ranged from a high of $10.75 per MMBtu in November 2005 to a low of $3.57 per MMBtu in October 2006. Steel is a commodity that is also subject to volatile pricing. Since January 2004, hot rolled steel prices have ranged from a high of $780 per short ton in August 2004 to a low of $360 per short ton in January 2004. IPI’s forecasts of capital expenditures are based on assumptions with respect to prices of skilled labor and commodities, including steel and concrete. IPI cannot predict future commodity prices, and if such prices are higher than expected, IPI may lose sales to competitors with lower production costs, IPI’s profitability could be materially adversely affected and IPI’s capital expenditures could increase.

Aggressive pricing strategies by IPI’s competitors could materially adversely affect IPI’s sales and profitability.

Many of IPI’s competitors have significantly larger operations than IPI does and mine potash from reserves that are thicker, higher-grade and less geologically complex than IPI’s reserves. The large size of some of IPI’s competitors may give them greater leverage in pricing negotiations with customers and may enable them to negotiate better rates for transportation of products sold. The nature of IPI’s competitors’ reserves and the economies of scale of their operations may allow them to mine their potash at a lower cost. If one or more of these competitors were to decide for any reason to aggressively lower prices in an attempt to increase their sales, IPI’s size and cost structure might not allow us to match that pricing, such that IPI would likely lose sales and IPI’s operating results and profitability would be materially adversely affected.

Any decline in U.S. agricultural production or limitations on the use of IPI’s products for agricultural purposes could materially adversely affect the market for IPI’s products.

Conditions in the U.S. agricultural industry can significantly impact IPI’s operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In addition, several states are currently considering limitations on the use and application of fertilizers due to concerns about the impact of these products on the environment.

A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids in the Permian Basin or Rocky Mountain regions may increase IPI’s operating costs and decrease IPI’s average net sales per short ton of potash.

A significant portion of IPI’s sales consists of sales of standard potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. If oil and gas drilling were to decline significantly, IPI would be required to compact IPI’s standard product in order to sell it into the agricultural market, which would increase IPI’s production costs. Furthermore, IPI’s net sales per short ton for these additional agricultural short tons would likely be lower than the industrial sales they would replace, as agricultural sales may require transportation to more distant delivery points. Alternative products that have some of the clay-inhibiting properties of potash in oil and gas drilling fluids are commercially available. As the price of potash increases, these alternative products may replace some of IPI’s sales of standard potash, which would reduce IPI’s industrial sales and result in the same increases in production costs and decreases in net sales per short ton.

Some of IPI’s competitors have greater capital and human resources than IPI does, which may place us at a competitive disadvantage and adversely affect IPI’s sales and profitability.

IPI competes with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than IPI does. Competition in IPI’s product lines is based on a number of considerations, including product performance, transportation costs, brand reputation, price and quality of client service and support. To remain competitive, IPI needs to invest continuously in production infrastructure, marketing and customer relationships. IPI may have to adjust the prices of some of IPI’s products to stay competitive. IPI may also need to borrow funds and become more highly leveraged. IPI may not have sufficient resources to continue to make such investments or maintain IPI’s competitive position relative to some of IPI’s competitors who have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of IPI’s products, IPI’s sales volumes and IPI’s profits could be materially adversely affected.

A shortage of railcars and trucks for carrying IPI’s products as well as increased transit time could result in customer dissatisfaction, loss of production or sales and higher transportation or equipment costs.

IPI relies heavily upon truck and rail transportation to deliver products to IPI’s customers. In addition, the cost of transportation is an important component of the price of IPI’s products. Identifying and securing affordable and dependable transportation is important in supplying IPI’s customers and, to some extent, in the delivery to us of chemicals and other supplies and equipment for IPI’s mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in the rail system could prevent us from making timely delivery to IPI’s customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, PCS, which markets IPI’s products outside North America, may have difficulty obtaining access to ships for sales of IPI’s products overseas. Higher costs for transportation services or an interruption or slowdown in these transport services due to high demand, labor disputes, adverse weather or other environmental events, or changes to rail systems, would negatively affect IPI’s ability to deliver products to its customers, which would harm IPI’s performance and operating results.

The seasonal demand for IPI’s products and the variations in IPI’s cash flows from quarter to quarter may have an adverse effect on IPI’s operating results and make the price of IPI’s common stock more volatile.

The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of crop growing and harvesting seasons and weather conditions, as well as other factors. Over the last three years, IPI has averaged 28 percent of IPI’s annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks. IPI and its customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. The seasonality of crop nutrient demand results in IPI’s sales volumes and net sales revenue typically being the highest during the North American spring season and IPI’s working capital requirements typically being the highest just before the start of the spring season. IPI’s quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds IPI’s projections, IPI’s customers may acquire products from its competitors, and IPI’s profitability could be materially reduced as a result. If seasonal demand is less than IPI expects, IPI will be left with excess inventory and higher working capital and liquidity requirements.

IPI relies on its innovative senior management personnel for the development and execution of IPI’s business strategy, and the loss of any member of its senior management team may have a material adverse effect on IPI’s growth and operating results.

IPI’s executives have an average of over 25 years of relevant industry experience. IPI’s senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of IPI’s business. The loss of the services of any of its key executives could prevent IPI from achieving their business strategies or limit IPI’s business growth and operating results. IPI does not currently maintain “key person” life insurance on any of its key executives.

Weakening of the Canadian dollar and Russian ruble against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect IPI’s operating results, and fluctuations in these currencies may cause IPI’s operating results and IPI’s stock price to fluctuate.

The U.S. imports the majority of its potash from Canada and Russia. As the Canadian dollar, or the loonie, and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. In 2007, the loonie and ruble strengthened to an average of $0.93565 and $0.03913, respectively, compared to the U.S. dollar. As of March 31, 2008, the loonie and ruble were trading at $0.9758 and $0.04256, respectively, against the U.S. dollar. The continued strengthening of the loonie and ruble thus tend to support higher U.S. potash prices, as Canadian and Russian potash producers attempt to maintain their margins. However, if the loonie and ruble were to weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes. A decrease in the net realized sales price of IPI’s potash would adversely affect IPI’s operating results, and the potential for volatility in potash prices may cause IPI’s operating results to vary significantly from quarter to quarter, which may create volatility in IPI’s stock price.

Existing and further oil and gas development in the “Potash Area” in New Mexico could result in methane gas leaking into IPI’s mines that could result in the loss of life and significant property damage, and require indefinite suspension of operations unless extensive modifications were made to the mines.

IPI’s New Mexico operations are primarily on leased federal land administered by the Bureau of Land Management, or BLM, in the 497,000-acre “Potash Area” established by a 1986 order of the U.S. Secretary of the Interior. Under IPI’s leases, the BLM retains the right to permit other uses of the land on which IPI’s leases are located. The Potash Area also contains significant oil and gas deposits that are below IPI’s potash reserves, and approximately 3,000 oil and gas wells have been drilled in the Potash Area. Several oil and gas companies are actively seeking BLM and state permits to drill additional wells in the Potash Area.

Oil and gas drilling near IPI’s mines poses risks to its operations. The subsidence of the surface and underlying strata that occurs following completion of mining operations will damage the casing of any oil or gas well located within the subsidence area. That damage may result in methane gas escaping from the well and migrating through surrounding strata into IPI’s mines. Methane gas could also leak from a well located outside the subsidence area and migrate into a mine. IPI tests its mines for methane gas daily; however, unlike coal mines which are constructed and equipped to handle the presence of methane gas, IPI’s mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into IPI’s mines could cause an explosion resulting in loss of life and significant property damage and require suspension of all mining operations until the completion of extensive modifications and reequipping of the mine. The costs of modifying IPI’s mines and equipment could make it uneconomic to reopen its mines because IPI’s liability, casualty and business interruption insurance would not be adequate to cover such catastrophic events.

Existing and further oil and gas development in the Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.

The drilling of oil and gas wells in the Potash Area is regulated by the 1986 order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Potash Area). Similar State of New Mexico regulations govern state and fee lands in the Potash Area. The Secretary’s order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect IPI’s current operations may limit IPI’s ability to mine valuable potash reserves or deposits in the future because safety considerations require that mining operations not be conducted close to a well, even if the well is inactive. As a result, IPI will be unable to mine potash located within the appropriate “safety pillar” around an oil or gas well. IPI reviews applications for permits to drill oil and gas wells as they are filed with the BLM and generally protest applications for drilling permits that IPI believes may impair its ability to mine IPI’s potash reserves or deposits. IPI may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of its potash reserves or deposits. IPI’s potash reserves or deposits may be significantly impaired if, notwithstanding IPI’s protests and appeals, a sufficient number of wells are drilled through or near IPI’s potash reserves or deposits. IPI expects oil and gas companies to continue to seek drilling permits and to contest IPI’s efforts to restrict drilling within the Potash Area.

IPI has recently lobbied extensively to cause a reassessment by the BLM and Department of the Interior of their policies concerning granting of oil and gas drilling permits in the Potash Area in order to protect IPI’s existing operations and future potash reserves or deposits from the adverse effects of oil and gas drilling. In July 2007, the Department of the Interior said that it will conduct a new study on the safety of developing oil and gas wells in the Potash Area and that another study had been undertaken to update maps of the potash resource within the Potash Area. The outcome of these studies will affect the future issuance of drilling permits that could adversely affect IPI’s mining operations and the value of IPI’s potash reserves or deposits.

IPI’s operations depend on having received and maintained the required permits and approvals from and lease negotiations with governmental authorities.

IPI holds numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of IPI’s facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit IPI’s ability to continue operations at the affected facility and have a material adverse effect on IPI’s business, financial condition and operating results. Expansion of IPI’s existing operations also would require securing the necessary environmental and other permits and approvals, which IPI may not receive in a timely manner if at all. In addition, the federal government may require an environmental assessment or environmental impact statement as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, IPI’s mining operations take place on land that is leased from federal and state governmental authorities. Expansion of IPI’s existing operations may require securing additional federal and state leases, which IPI may not obtain in a timely manner, if at all. In addition, IPI’s existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect IPI’s ability to mine the associated reserves. Also, IPI’s existing leases require us to make royalty payments based on the revenue generated by the potash IPI produces from the leased land. The royalty rates are subject to change, which may lead to significant increases, at the time IPI renews its leases. As of December 31, 2007, approximately 46 percent of IPI’s state and federal lease acres at its New

Mexico facilities (including leases at the HB and North Mines) and approximately 15 percent of IPI’s state and federal lease acres at its Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce IPI’s profit margins and, if such increases were significant, would adversely affect IPI’s operating results.

IPI’s preliminary plans for reopening the HB Mine and developing additional strategic growth opportunities may require more time and greater capital spending than IPI expects.

IPI currently plans to reopen the HB Mine as a solution mine. IPI commissioned a feasibility study, which was completed in March 2008, for the purpose of publicly reporting the reserves related to this project. Reopening the mine will be subject to significant costs and risks. IPI will require site approval and various permits from the State of New Mexico and the Bureau of Land Management, which IPI may be unable to obtain in a timely manner or on reasonable terms, or at all. In addition, oil and gas lessees or other third parties in the region may oppose IPI’s permitting process, which may further delay or prevent the reopening of the mine. Even if IPI obtains all required approvals, it may be several years before the mine produces potash, and construction of the solar ponds and refurbishing of the mine facilities may take longer or cost significantly more than IPI expects. IPI may be unable to produce potash economically from the HB Mine if reopened, or IPI’s profitability from the project may be lower than IPI expects.

IPI is also considering various other potential opportunities for revenue and strategic growth, including potentially reopening the idled North Mine. These potential plans are at an early stage, and IPI may not actually proceed with any of them. If IPI does choose to proceed with any such opportunity, the project may not succeed, despite IPI’s having made substantial investments; it may cost significantly more than IPI expects; or IPI may encounter additional risks which IPI cannot anticipate at this time.

The market for langbeinite is still developing and could be affected by new market entrants or the introduction of langbeinite alternatives.

Langbeinite, a low-chloride source of potassium, is produced by Intrepid Potash and Mosaic from the only known langbeinite reserves located in the Carlsbad, New Mexico region. The demand for langbeinite has been limited due mostly to its limited supply and availability, and it is difficult to determine how the supply, demand and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and may increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize langbeinite from brines, with a goal of producing significant amounts of langbeinite by 2010. IPI plans to sell a significant amount of langbeinite in China, and these sales may be reduced to the extent China is able to produce its own product internally. Other companies may currently or in the future seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and IPI’s langbeinite sales may be affected by the success of these and other competitive sources for langbeinite, which could materially adversely affect the viability of IPI’s langbeinite business and IPI’s operating results and financial condition.

As a potash-only producer, IPI is less diversified than nearly all of IPI’s competitors, and a decrease in the demand for potash and langbeinite or increase in potash supply could have a material adverse effect on IPI’s financial condition and results of operations.

IPI is dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of IPI’s competitors are diversified, primarily into other nitrogen and phosphate-based fertilizer businesses and other chemical and industrial businesses. As a result of IPI’s potash focus and domestic geographic focus, IPI would likely be impacted more acutely by factors affecting its industry or the regions in which IPI operates than IPI would if its business were more diversified and its sales more global. A decrease in the demand for potash and langbeinite could have a material adverse effect on IPI’s financial condition and results of operations. Similarly, a large increase in potash supply could also materially impact IPI’s financial condition more than its diversified competitors.

Inflows of water into IPI’s potash mines from heavy rainfall or groundwater could result in increased costs and production down time and may require us to abandon a mine, either of which could adversely affect IPI’s operating results.

Major weather events such as heavy rainfall can result in water inflows into IPI’s mines. In October 2006, water inflows from rainfall caused unused utilities in a mine shaft at IPI’s West Mine to break loose and block the mine shaft. As a result, IPI was forced to shut down the West Mine for 54 days to remove the utilities and improve water controls in the shaft. The shutdown significantly lowered IPI’s 2006 potash production from the West Mine. Additionally, the presence of water-bearing strata in many underground mines carries the risk of water inflows into the mines. If IPI experienced additional water inflows at its mines in the future, IPI’s employees could be injured and its equipment and mine shafts could be seriously damaged. IPI might be forced to shut down the affected mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of a mine. IPI does not carry insurance to cover the risks of water inflows.

Heavy fall precipitation or low evaporation rates at IPI’s Moab and Wendover facilities could delay its potash production at those facilities, which could adversely affect IPI’s sales and operating results.

IPI’s facilities in Moab and Wendover, Utah use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash IPI can produce by causing the potash crystals to dissolve. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash IPI is able to produce and push that production into later quarters or years. If these weather conditions occur at either or both of IPI’s Moab and Wendover facilities, IPI would have less potash available for sale and IPI’s sales and operating results could be materially adversely affected. In addition, IPI plans to use solar evaporation ponds in connection with the reopening of the HB Mine. As the number of IPI’s solar ponds increases, IPI’s production risks related to rainfall and evaporation rates will increase.

Environmental laws and regulations may subject us to significant liability and require us to incur additional costs in the future.

IPI is subject to many environmental, health and safety laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and the regulation of discharges into the soil, air and water. Operations by us and IPI’s predecessors have involved the historical use and handling of regulated substances, refined petroleum products, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos-containing transite) and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. Under environmental remediation laws such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, liability is imposed, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. IPI may in the future incur material liabilities under CERCLA and other environmental remediation laws, with regard to IPI’s current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.

Previously, governmental agencies have required us to undertake certain remedial activities to address identified site conditions. For example, IPI has worked with Utah officials to address asbestos-related issues at IPI’s Moab Mine. Many of IPI’s facilities also contain permitted asbestos landfills, some of which have been closed. Additionally, IPI is currently working with federal officials to resolve issues concerning the disposal of asbestos-containing transite at an unpermitted location at IPI’s West Mine, which may require additional removal of transite material, a land swap or another remedy.

Additionally, certain environmental laws, such as the U.S. Clean Water Act and the U.S. Clean Air Act, regulate and permit discharges of pollutants and contaminants into the environment. Violations of these environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions. IPI may in the future incur material liabilities under the Clean Water Act, the Clean Air Act, or similar federal and state laws due to:

•	changes in the interpretation of environmental laws;

•	modifications to current environmental laws;

•	the issuance of more stringent environmental laws in the future; or

•	malfunctioning process or pollution control equipment.

For example, IPI’s water disposal processes rely on dikes and reclamation ponds which could breach or leak, resulting in a possible release into the environment. Moreover, although the North and East Mines in New Mexico and the Moab Mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines may experience some discharges during significant rainfall events. Also, changes to existing environmental laws or permits, or the issuance of more stringent environmental laws or permits, could require additional equipment, facilities, or employees to address water disposal issues.

Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron and clay, are stored in surface disposal sites and require management. At least one of IPI’s New Mexico mining facilities, the HB Mine, may have issues regarding lead in the tailings pile. During the life of the tailings management areas, IPI has incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.

As a potash producer, IPI currently is exempt from certain State of New Mexico mining laws related to reclamation obligations. If this exemption were to be eliminated or restricted in the future, IPI might be required to incur significant expenses related to reclamation at IPI’s Carlsbad, New Mexico facilities.

Government and public emphasis on environmental issues can be expected to result in future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to IPI’s operations may require substantial capital expenditures and may have a material adverse effect on IPI’s business, financial condition and operating results.

In connection with the exchange agreement, IPI assumed past, present and future liabilities related to Intrepid’s business, and may be subject to liabilities of Intrepid that are currently unknown and that may have a material adverse effect on IPI’s profitability, operating results and stock price.

Pursuant to the exchange agreement IPI entered into with Intrepid in connection with the initial public offering, IPI agreed to assume (i) all amounts in excess of $18.9 million of Intrepid’s liability under its senior credit facility and (ii) all other liabilities and obligations of Intrepid. The liabilities IPI assumed include liabilities that may arise from circumstances existing on the closing of the initial public offering that are currently unknown to IPI or Intrepid. Any such unknown liabilities may be significant and may have a material adverse effect on IPI’s profitability and results of operations. The exchange agreement did not contain any representations or warranties concerning those liabilities. As a result, IPI is not entitled to contractual indemnification from Intrepid or its members for any losses that IPI incurs related to liabilities assumed under the exchange agreement. IPI were required to indemnify Intrepid from any liability or obligation of Intrepid that IPI assumed. In addition, if any liabilities that IPI assumed are not reflected on IPI’s balance sheet, IPI would be required to record a charge during each period that such liabilities became known, probable and estimable. Any such charges, if material, could have an unanticipated and significant adverse effect on IPI’s operating results and stock price.

IPI’s indebtedness could adversely affect IPI’s financial condition and impair IPI’s ability to operate its business.

In conjunction with the initial public offering, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008. The current credit facility will allow us to borrow up to $125 million. IPI’s indebtedness could have important consequences, including the following:

•	it may limit IPI’s ability to borrow money or sell additional shares of common stock to fund IPI’s working capital, capital expenditures and debt service requirements;

•	it may limit IPI’s flexibility in planning for, or reacting to, changes in its business;

•	IPI may be more highly leveraged than some of its competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in IPI’s business or the economy;

•

it will require us to dedicate a substantial portion of IPI’s cash flow from operations to the repayment of IPI’s indebtedness, thereby reducing the availability of IPI’s cash flow for other purposes; and

•	it may materially and adversely affect IPI’s business and financial condition if IPI is unable to service IPI’s indebtedness or obtain additional financing, as needed.

In addition, IPI’s credit facility contains financial and other restrictive covenants that may limit IPI’s ability to engage in activities that may be in IPI’s long-term best interests. IPI’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of IPI’s debt.

Mining is a capital-intensive business, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on IPI’s growth and profitability.

Mining is a capital-intensive business. IPI anticipates making significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB Mine, the various expansions at IPI’s existing operating facilities and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond IPI’s control such as increases in the price of natural gas, steel and other commodities. As costs associated with capital expenditures continue to increase, IPI could have difficulty funding or be unable to fund needed or planned capital expenditures, which would limit the expansion of IPI’s production or the inability to sustain IPI’s existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of IPI’s existing operations and returns from its new projects.

Market upheavals due to global pandemics, military actions, terrorist attacks and any global and domestic economic repercussions from those events could reduce IPI’s sales and revenues.

Global pandemics, actual or threatened armed conflicts, future terrorist attacks or military or trade disruptions affecting the areas where IPI or its competitors do business may disrupt the global market for potash. As a result, IPI’s competitors may increase their sales efforts in IPI’s geographic markets and pricing of potash may suffer. If this occurs, IPI may lose sales to its competitors or be forced to lower its prices, which would reduce IPI’s revenues. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state and federal governments could implement new regulations impacting the production, transportation, sale or use of potash. Any such regulations could result in higher operating costs or limitations on the sale of its potash and could result in significant unanticipated costs, lower revenues and reduced profit margins.

IPI is a holding company with no operations of its own and depends on its subsidiaries for cash.

Because IPI’s operations are conducted through its subsidiaries, IPI’s ability to make payments on its indebtedness and pay dividends, if any, to IPI’s stockholders is dependent on the earnings and the distribution of funds from IPI’s subsidiaries. None of IPI’s subsidiaries is obligated to make funds available to us for payment on its indebtedness or to pay any dividends to holders of IPI’s common stock. Future financing arrangements of IPI’s subsidiaries, such as project financing, may significantly restrict or prohibit IPI’s subsidiaries from paying dividends or otherwise transferring assets to us.

If IPI is unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in IPI’s Wendover operations.

As of March 31, 2008, we had 734 employees. Approximately 5 percent of IPI’s workforce, consisting solely of employees at its Wendover Facility, is represented by labor unions. Our collective bargaining agreement with our employees in Wendover will expire on May 31, 2011. Although we believe that IPI’s relations with its employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond IPI’s control, IPI may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt IPI’s Wendover operations. If employees at any of IPI’s other facilities were to unionize in the future, these risks would increase.

IPI’s common stock price may be volatile and you may lose all or part of your investment.

Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of IPI’s common stock to decline significantly and without regard to IPI’s operating performance, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this filing, including:

•	IPI’s operating performance and the performance of IPI’s competitors;

•	the public’s reaction to IPI’s press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow Intrepid Potash or other companies in IPI’s industry;

•	variations in general economic, market and political conditions;

•	the number of shares to be publicly traded;

•	actions of IPI’s current stockholders, including sales of common stock by IPI’s directors and executive officers;

•	the arrival or departure of key personnel; and

•	other developments affecting IPI, its industry or its competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of IPI’s common stock. The price of IPI’s common stock could fluctuate based upon factors that have little or nothing to do with the company or its performance, and those fluctuations could materially reduce IPI’s common stock price.

If securities or industry analysts do not publish research or reports about us, IPI’s business or its market, or if they adversely change their recommendations regarding IPI’s stock, its stock price and trading volume could decline.

The trading market for IPI’s common stock is influenced by the research and reports that industry or securities analysts publish about us, IPI’s business and its market. If one or more of the analysts who cover us change their recommendation regarding IPI’s stock adversely, its stock price would likely decline. If one or more of these analysts cease coverage of IPI or fail to regularly publish reports on the company, IPI could lose viability in the financial markets, which in turn could cause IPI’s stock price or trading volume to decline.

Future sales of IPI’s common stock, or the perception that such sales may occur, could depress IPI’s common stock price.

Sales of a substantial number of shares of IPI’s common stock, or the perception that such sales may occur, could depress the market price of IPI’s common stock. Under IPI’s restated certificate of incorporation, IPI is authorized to issue up to 100,000,000 shares of common stock, of which 74,843,124 shares are outstanding after completion of the IPO. Shares of IPI’s common stock held by its affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the U.S. Securities Act of 1933, or the Securities Act. IPI and all of IPI’s executive officers and directors have entered into lock-up agreements. Of the shares outstanding after completion of the IPO, 34,503,124 shares are freely tradable after the expiration date of the lock-up agreements, excluding any shares acquired by persons who may be deemed to be IPI’s affiliates. Each of the current members of Intrepid and their affiliates will have the ability to cause IPI to register, after the expiration date of such member’s lock-up agreement, some or all of the shares held by such member and its affiliates. Goldman, Sachs & Co. may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to the lock-up. IPI cannot predict the size of future issuances of IPI’s common stock or the effect, if any, that future sales and issuances of shares of IPI’s common stock would have on the market price of its common stock.

In addition, immediately following the IPO, IPI filed a registration statement registering under the Securities Act 5,000,000 shares of common stock reserved for issuance under IPI’s 2008 Equity Incentive Plan.

IPI may issue additional securities, including securities that are senior in right of dividends, liquidation and voting to the common stock, without your approval, which would dilute your existing ownership interests.

IPI’s restated certificate of incorporation will allow us to issue up to 25,156,876 additional shares of common stock and up to 20,000,000 shares of preferred stock at any time without the approval of IPI’s stockholders, except as may be required by applicable NYSE rules. IPI’s board of directors may approve the issuance of preferred stock with terms that are senior to IPI’s common stock in right of dividends, liquidation or voting. The issuance by us of additional common shares or other equity securities of equal or senior rank will have the following effects:

•	IPI’s stockholders’ proportionate ownership interest in us will decrease;

•	the relative voting strength of each previously outstanding common share may be diminished; and

•	the market price of the common stock may decline.

IPI entered into a director designation and voting agreement with IPI’s original stockholders and, in the aggregate, IPI’s original stockholders have sufficient voting power to control decisions that require the approval of IPI’s stockholders.

Immediately following the completion of the IPO, IPI’s original stockholders, in the aggregate, owned approximately 53.9 percent of IPI’s common stock. IPI entered into a director designation and voting agreement with IPI’s original stockholders, wherein they each agreed to designate one candidate for nomination and election to the board and to vote their shares in favor of the others’ candidates and IPI agreed to use its best efforts to assure that such designees are included in the slate of nominees to the board and recommended for election. As a result of the director designation and voting agreement and the voting power of the shares they hold, IPI’s original stockholders are able to control the election of three of the members of IPI’s board without the vote of any other stockholder. Furthermore, IPI’s original stockholders, in the aggregate, continue to have the ability to approve any transaction that requires the approval of stockholders, regardless of whether IPI’s other stockholders believe that any such transaction is in their own best interests.

Non-U.S. holders may be subject to U.S. taxation under the Foreign Investment in Real Property Tax Act.

Upon completion of the IPO, IPI is a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, under U.S. federal income tax laws enacted as part of the Foreign Investment in Real Property Tax Act, non-U.S. holders of IPI’s common stock may be subject to U.S. federal withholding tax or U.S. federal income tax, or both, and may be required to file U.S. tax returns with respect to gain on the disposition of, and certain distributions with respect to, IPI’s common stock. Non-U.S. holders are urged to consult their own tax advisors regarding the U.S. federal income tax consequences that may arise from IPI’s expected characterization as a “United States real property holding corporation”.

We will incur increased costs as a result of being a publicly-traded company.

We have no history operating as a publicly-traded company. As a publicly-traded company, we will incur significant legal, accounting and other expenses that IPI would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the NYSE, have required changes in corporate governance practices of publicly-traded companies. IPI expects these new rules and regulations to increase IPI’s legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a publicly-traded company, IPI is required to have at least three independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, IPI will incur additional costs associated with IPI’s publicly-traded company reporting requirements. IPI also expects these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and IPI may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on IPI’s board of directors or as executive officers. IPI estimates that IPI will incur $2.0 million of incremental costs per year associated with being a publicly-traded company; however, it is possible that IPI’s actual incremental costs of being a publicly-traded company will be higher than IPI currently estimates.

IPI will not be fully subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of 2009. If IPI fails to maintain an effective system of internal controls, IPI may not be able to accurately report IPI’s financial results or prevent fraud and, as a result, its business could be harmed and current and potential stockholders could lose confidence in us, which could cause IPI’s stock price to fall.

IPI will be required to document its system and process evaluation and testing (and any necessary remediation) to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will first apply to us for IPI’s fiscal year ended December 31, 2009. As a result, IPI expects to incur substantial additional expenses and diversion of management’s time. IPI cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or their effect on IPI’s operations. If IPI is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, IPI may not be able to accurately report its financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm IPI’s business or investors’ confidence in us, and could cause IPI’s stock price to fall.

IPI does not intend to pay dividends for the foreseeable future.

Other than in connection with the IPO, IPI has never declared or paid any dividends on IPI’s common stock. For the foreseeable future, IPI intends to retain any earnings to finance the development and expansion of its business, and IPI does not anticipate paying any cash dividends on IPI’s common stock.

Provisions in IPI’s charter documents and Delaware law may delay or prevent its acquisition by a third party.

IPI is a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to IPI’s existing stockholders. In addition, IPI’s restated certificate of incorporation and restated bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of IPI’s board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of IPI’s outstanding common stock. Among other things, these provisions:

•

authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, except as may be required by applicable NYSE rules, with rights senior to those of common stock;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of IPI’s stockholders;

•	require vacancies and newly created directorships on the board of directors to be filled only by a majority of the directors then serving on the board;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	classify IPI’s board of directors so that only some of IPI’s directors are elected each year.

These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in IPI’s stockholders’ receiving a premium over the market price for their common stock.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, in the three years preceding the filing of this registration statement, the registrant has not issued any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On December 7, 2007, in connection with the incorporation of the registrant, IPI issued 1,000 shares of common stock to Intrepid in exchange for $1,000. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in this transaction. The purchaser of the securities had adequate access, through business or other relationships, to information about us.

Use of Proceeds from the Sale of Registered Securities

Subsequent to the three months ended March 31, 2008, we sold 34,500,000 shares of our common stock in our initial public offering, including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option. The registration statement on Form S-1 (File No. 333-148215) filed in connection with our initial public offering was declared effective by the SEC on April 21, 2008. The offering commenced on April 21, 2008 and closed on April 25, 2008. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. IPI was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid in corporate form after the initial public offering. Prior to April 25, 2008, IPI was a consolidated subsidiary of Intrepid, the predecessor company. Beginning on April 25, 2008, Intrepid’s ongoing business has been conducted by IPI and includes all operations that previously had been conducted by Intrepid.

All 34,500,000 shares of our common stock sold in the offering were sold at the initial public offering price of $32.00 per share, for an aggregate offering price of $1.104 billion. We received aggregate net proceeds of approximately $1.033 billion, after deducting underwriting discounts, commissions and other transaction costs of approximately $71.0 million. Pursuant to an Exchange Agreement dated April 21, 2008, by and between IPI and Intrepid, IPI paid approximately $757.4 million of the net proceeds of the offering to Intrepid (together with 40,339,000 shares of our common stock) in exchange for all of Intrepid’s assets other than cash. In connection with the exercise of the underwriters’ option to purchase additional shares, IPI also paid a dividend to Intrepid of approximately $135.4 million. Upon the closing of our initial public offering, IPI replaced Intrepid as the borrower under the senior credit facility. Intrepid repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, and IPI repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the offering. The remaining approximately $52.7 million of net proceeds from the offering will be used by IPI to fund production expansions and other growth opportunities and for general corporate purposes. Intrepid was dissolved on April 25, 2008. On that date, all of Intrepid’s liabilities were provided for and Intrepid’s remaining cash of approximately $882.8 million and 40,340,000 shares of IPI common stock owned by Intrepid were distributed pro rata to Intrepid’s members. The transfer of the nonmonetary assets from Intrepid will be accounted for at historical cost because the members of Intrepid received common stock of IPI in connection with its initial public offering in exchange for a controlling interest in Intrepid Potash.

Intrepid Mining was owned 40 percent by Intrepid Production Corporation (“IPC”), 40 percent by Harvey Operating and Production Company (“HOPCO”) and 20 percent by Potash Acquisition, LLC (“PAL”). IPC owns more than 10 percent of our issued and outstanding common stock and is wholly owned by Robert P. Jornayvaz III, our Chairman of the Board and Chief Executive Officer. HOPCO owns more than 10 percent of our issued and outstanding common stock is wholly owned by Hugh E. Harvey, Jr., a director and our Executive Vice President of Technology. PAL owns more than 10 percent of our issued and outstanding common stock. J. Landis Martin, a director, is the managing member and chief executive officer of PRV Investors I, LLC, the manager of PAL, and also holds certain indirect membership interests in PAL.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

In connection with our initial public offering discussed further under Part II, Item 2 above, on April 20, 2008, the sole stockholder of the 1,000 shares of our common stock then outstanding adopted resolutions by written consent concerning the following matters:

•	Approval of our restated certificate of incorporation;

•	Approval of the Intrepid Potash, Inc. Short-Term Incentive Plan; and

•	Approval of the Intrepid Potash, Inc. 2008 Equity Incentive Plan.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.(1)

3.2	Amended and Restated Bylaws of Intrepid Potash, Inc.(1)

10.1	Form of Indemnification Agreement.(1) +

10.2	Exchange Agreement between Intrepid Potash, Inc. and Intrepid Mining LLC, dated as of April 21, 2008.(1)

10.3	Director Designation and Voting Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(2)

10.4	Registration Rights Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(2)

10.5	Third Amended and Restated Credit Agreement, dated as of March 9, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association and the Lenders named therein.(3)

10.6	First Amendment of Third Amended and Restated Credit Agreement, dated as of May 23, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash— New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association and the Lender named therein.(3)

10.7	Second Amendment of Third Amended and Restated Credit Agreement, dated as of September 11, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, on behalf of the Existing Lenders (as defined therein), and the Additional Lenders (as defined therein).(3)

10.8	Third Amendment of Third Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein).(3)

10.9	Fourth Amendment of Third Amended and Restated Credit Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein).(2)

10.10	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(2) +

10.11	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(2) +

10.12	Intrepid Potash, Inc. 2008 Equity Incentive Plan.(4) +

10.13	Intrepid Potash, Inc. Short Term Incentive Plan. * +

10.14	Intrepid Potash, Inc. 2008 Senior Management Performance Incentive Plan. * +

10.15	Form of Restricted Stock Grant Agreement.(3) +

10.16	Form of Director Stock Grant Agreement.(3) +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.
(2)	Incorporated by reference to the Issuer’s Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.
(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 17, 2008.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-150444) filed on April 25, 2008.
*	Filed herewith
**	Furnished herewith.
+	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: June 2, 2008	/s/ ROBERT P. JORNAYVAZ III
Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: June 2, 2008	/s/ DAVID W. HONEYFIELD
David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)