Form 10-Q
period 2008-06-30
Intrepid Potash, Inc.
filed 2008-08-14
CIK 1421461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of July 31, 2008, 74,843,124 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC. and INTREPID MINING LLC

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	June 30, 2008	December 31, 2007	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$89,817	$1	$1,960
Accounts receivable:
Trade, net	40,130	—	23,251
Other receivables	474	—	264
Related parties	6	—	248
Inventory, net	22,249	—	18,501
Prepaid expenses and other current assets	2,944	—	3,223
Deferred tax asset	1,397	—	—

Total current assets	157,017	1	47,447

Property, plant and equipment, net of accumulated depreciation of $23,005 and $18,728	82,962	—	63,519
Mineral properties and development costs, net of accumulated depletion of $5,756 and $5,054	22,559	—	23,255
Long-term parts inventory, net	4,875	—	4,634
Other assets	7,023	—	7,872
Deferred tax asset	354,557	—	—

Total Assets	$628,993	$1	$146,727

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
Current Liabilities:
Accounts payable:
Trade	$11,406	$—	$7,998
Related parties	80	—	—
Accrued liabilities	17,885	—	16,532
Taxes payable	7,342	—	—
Current installments of long-term debt	—	—	5,005
Other current liabilities	847	—	781

Total current liabilities	37,560	—	30,316

Long-term debt, net of current installments	—	—	96,350
Accrued pension liability	671	—	646
Asset retirement obligation	8,092	—	7,779
Other non-current liabilities	829	—	1,239

Total liabilities	47,152	—	136,330

Commitments and Contingencies
Stockholders’ / Members’ Equity:
Members’ equity of Intrepid Mining LLC	—	—	11,035
Common stock of Intrepid Potash, Inc., $0.001 par value; 100,000,000 shares authorized and 74,843,124 shares outstanding at June 30, 2008, and 1,000 shares authorized and outstanding at December 31, 2007	75	—	—
Additional paid-in capital	556,647	1	—
Accumulated other comprehensive loss	(638)	—	(638)
Retained earnings	25,757	—	—

Total Stockholders’ / Members’ Equity	581,841	1	10,397

Total Liabilities and Stockholders’ / Members’ Equity	$628,993	$1	$146,727

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008 Through June 30, 2008	April 1, 2008 Through April 24, 2008	January 1, 2008 Through April 24, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Sales	$80,162	$25,019	$109,420	$56,116	$104,280
Less:
Freight costs	3,537	2,187	12,359	5,357	10,998
Warehousing and handling costs	1,240	435	2,235	1,324	2,343
Cost of goods sold	27,951	10,186	48,647	36,005	65,756

Gross Margin	47,434	12,211	46,179	13,430	25,183

Selling and administrative	5,313	1,492	6,034	3,895	6,321
Accretion of asset retirement obligation	115	42	198	144	289

Operating Income	42,006	10,677	39,947	9,391	18,573

Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	186	629	(2,456)	(1,505)	(3,965)
Interest income	280	2	46	20	41
Insurance settlements in excess of property losses	(32)	—	6,998	(772)	(755)
Other income (expense)	(485)	130	(42)	111	(269)

Income Before Income Taxes	41,955	11,438	44,493	7,245	13,625
Income Taxes (Expense) Benefit	(16,191)	—	4	—	—

Net Income	$25,764	$11,438	$44,497	$7,245	$13,625

Weighted Average Shares Outstanding:
Basic	74,843,124

Diluted	74,977,793

Earnings Per Share:
Basic	$0.34

Diluted	$0.34

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	1,000	$—	$1	$—	$—	$1
Net loss	—	—	—	—	(7)	(7)

Balance, April 24, 2008	1,000	—	1	—	(7)	(6)
Sale of common shares of stock at $32.00 per share in initial public offering, net of underwriting fees of $66.2 million and offering costs of $5.3 million	34,500,000	35	1,032,451	—	—	1,032,486
Net equity contribution from Intrepid Mining LLC resulting from the execution of the exchange agreement; net of $9.4 million of cash and $18.9 million of debt retained by Intrepid Mining LLC	40,339,000	40	50,135	(638)	—	49,537
Cash distributed to Intrepid Mining LLC in exchange, in part, for the net assets and liabilities contributed pursuant to the exchange agreement	—	—	(757,395)	—	—	(757,395)
Formation distribution paid to Intrepid Mining LLC as part of the formation transaction	—	—	(135,360)	—	—	(135,360)
Deferred tax asset resulting from the tax basis of assets transferred to Intrepid from Mining plus step-up in tax basis of assets from the formation transactions	—	—	364,803	—	—	364,803
Stock-based compensation expense resulting from the issuance of restricted stock awards	—	—	1,912	—	—	1,912
Stock-based compensation to directors for shares issued	3,124	—	100	—	—	100
Net income	—	—	—	—	25,764	25,764

Balance, June 30, 2008	74,843,124	$75	$556,647	$(638)	$25,757	$581,841

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008 Through June 30, 2008	January 1, 2008 Through April 24, 2008	Six Months Ended June 30, 2007
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$25,764	$44,497	$13,625
Deferred income taxes	8,849	(4)	—
Insurance reimbursements	32	(6,998)	(6,941)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	2,029	3,543	4,229
Stock-based compensation	2,012	—	—
Capitalized loan fee write-off	456	—	—
Loss on disposal of assets and other	58	35	453
Financial instruments loss (gain)	(471)	439	(1,546)
Bond sinking fund unrealized loss (gain)	149	135	(149)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,994)	(11,886)	(5,995)
Insurance and other receivables	(154)	186	12,393
Inventory	(3,158)	(830)	6,003
Prepaid expenses and other assets	4,546	(4,349)	(1,738)
Accounts payable and accrued liabilities	472	1,494	1,675
Income taxes payable	7,342	—	—
Other current liabilities	—	(251)	(182)

Total cash provided by operating activities	42,932	26,011	21,827

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	(32)	6,998	6,941
Additions to property, plant, and equipment	(6,289)	(14,747)	(14,297)
Additions to mineral properties and development costs	9	(15)	(25)
Additions to bond sinking fund	(11)	(10)	(26)
Cash received in exchange transaction with Intrepid Mining LLC	428	—	—

Total cash used in investing activities	(5,895)	(7,774)	(7,407)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	1,032,486	—	—
Proceeds from long-term debt	—	11,503	183,359
Repayments on long-term debt, including Long Canyon note in 2007	(86,951)	(7,009)	(228,808)
Repayment of loans by Members	—	—	148
Capital contribution, net of expenses	—	—	38,865
Members’ capital distributions	—	(15,000)	(8,025)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	(892,755)	—	—

Total cash provided by (used in) financing activities	52,780	(10,506)	(14,461)

Net Change in Cash and Cash Equivalents	89,817	7,731	(41)
Cash and Cash Equivalents, beginning of period	—	1,960	286

Cash and Cash Equivalents, end of period	$89,817	$9,691	$245

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$326	$2,274	$4,652

Income taxes	$—	$—	$—

See accompanying notes to these consolidated financial statements.

Supplemental schedule of noncash investing and financing activities

On April 25, 2008, Intrepid closed on its initial public offering (“IPO”) by selling 34,500,000 shares of common stock at $32.00 per share. Simultaneously, on April 25, 2008, pursuant to the exchange agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008, (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the exchange agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO. The assets and liabilities received in the exchange for common stock were as follows (in thousands):

Accounts receivable	$35,463
Prepaid expenses and other current assets	27,178
Property, plant and equipment, net	76,235
Mineral properties and development costs, net	22,737
Long-term parts inventory, net	4,930
Other assets	7,325

Assets	173,868

Accounts payable	12,040
Accrued liabilities	14,552
Other current liabilities	921
Long-term debt, including current installments	86,950
Accrued pension liability	662
Asset retirement obligation	7,977
Other non-current liabilities	1,229

Liabilities	124,331

Resulting value of equity from the exchange transaction	$49,537

On April 25, 2008, the Company issued 3,124 shares of common stock to its directors, this noncash item was recorded as stock compensation expense in the period from April 25, 2008, through June 30, 2008.

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

Intrepid Potash, Inc. (“Intrepid” or the “Company”) and its subsidiaries produce muriate of potash (MOP, potassium chloride or potash); langbeinite; and byproducts including salt, magnesium chloride and metal recovery salts. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment as defined by SFAS 131, the extraction and production of potash-related products, and its operations are conducted entirely in the continental United States.

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC.

Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC (“Mining”) in corporate form after the initial public offering. On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in an initial public offering (“IPO”), including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO.

The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received aggregate net proceeds of approximately $1.032 billion, after deducting underwriting discounts, commissions and other transaction costs of approximately $71.5 million. On April 25, 2008, pursuant to an exchange agreement dated April 21, 2008, by and between Intrepid and Mining, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008, (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008, which is referred to as the formation distribution. The IPO, the transactions under the exchange agreement, and the formation distribution are referred to collectively as the formation transactions. Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the exchange agreement and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.7 million of net proceeds from the IPO were retained by Intrepid and are being used to fund production expansions and other growth opportunities and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the exchange agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

Mining was dissolved on April 25, 2008. On that date, all of Mining’s liabilities were provided for and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

Note 3—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X of the Securities and Exchange Commission. They do not include all information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2008, and results of operations for the period from April 25, 2008 through June 30, 2008 for Intrepid; and the periods from April 1, 2008 through April 24, 2008, January 1, 2008 through April 24, 2008, and three and six month periods ended June 30, 2007, for Mining, as the predecessor entity.

The results of operations for the three and six month periods ended June 30, 2008, are each presented in two components, reflecting operations prior to and subsequent to the IPO of Intrepid as the successor of Mining. The period from April 1, 2008, through April 24, 2008, and the period from January 1, 2008, through April 24, 2008 are reflected as the predecessor periods from Mining. The period from April 25, 2008, through June 30, 2008, is referred to as the successor period of Intrepid. Mining is considered the predecessor entity to Intrepid. Intrepid is presented separately within these financial statements, and was included in the consolidated financial statements of Mining until April 25, 2008. There were no material activities for Intrepid until April 25, 2008, therefore discussions of related events before April 25, 2008, pertain to the activities of the predecessor entity Mining, unless otherwise specified. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes of the predecessor entity, Mining, for the year ended December 31, 2007.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid Potash, Inc. and its wholly owned subsidiaries Intrepid Potash – Moab, LLC (“Moab”), Intrepid Potash – New Mexico, LLC (“NM”), HB Potash, LLC (“HB”), Intrepid Potash – Wendover, LLC (“Wendover”), Moab Pipeline LLC, and Intrepid Aviation LLC. Prior to the IPO, the consolidated financial statements of Mining include the accounts of Intrepid Potash, Inc., Moab, NM, HB, Wendover, Moab Pipeline LLC, and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid’s current published prices or upon negotiated short-term purchase orders from customers. Sales are final with customers not having any right of return.

Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only on the portion of its sales for which it is responsible as many customers often arrange for and pay for these costs.

Byproduct credits—When byproduct inventories are sold, the Company records these sales of byproducts as a credit to “Cost of Goods Sold.”

Inventory and Long-Term Parts Inventory—Inventory consists of product and byproduct stocks, which are ready for delivery to market, mined ore, potash in evaporation ponds and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Product inventory costs include direct costs, operational overhead, depreciation, depletion, amortization, and equipment lease costs applicable to the production process. Direct costs and operational overhead include labor.

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

Property, Plant, and Equipment—Costs of property, plant, and equipment are capitalized when the asset is estimated to have a future economic benefit and a useful and economic life of over one year. Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of the business entities. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The cost basis for construction in progress is adjusted upwards for capitalized interest. No depreciation is taken on construction in progress until the asset is placed in service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are expensed as incurred.

Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates and in order to correlate to estimated building and plant lives of 25 years or less, where appropriate. Certain development costs are depleted over the life of the proven and probable reserves or the life of the associated facility. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to the 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or langbeinite, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases are subject to periodic readjustment, including royalties payable, by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

Asset Retirement Obligation—Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates of either the timing or amount of the reclamation and abandonment costs.

Annual Maintenance—Each operation typically shuts down annually for maintenance. The NM operations typically shut down for ten to fourteen days. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. This summer, Wendover has operated on a continual basis. During these summer turnarounds, annual maintenance is performed. Intrepid expenses the cost of the maintenance performed during the turnaround when it occurs.

Income Taxes—Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and any credit carryforwards. Deferred tax assets and liabilities are measured at enacted tax rates. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

The federal income tax basis of the assets transferred to Intrepid pursuant to the exchange agreement is, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the formation transactions. Consequently, the federal income tax basis of the assets acquired by Intrepid pursuant to the exchange agreement is $920.4 million. This tax basis resulted in a deferred tax asset of approximately $365 million being recorded, with a corresponding increase to additional paid-in capital. The Company is in the process of allocating the aggregate tax basis among the acquired assets, including inventory, property, plant and equipment, mineral properties, and other assets based on the appraised value of each asset. For financial reporting purposes at the date of the closing of the IPO, at June 30, 2008, and the period from April 25, 2008, through June 30, 2008, Intrepid has estimated the adjusted tax basis in the assets as of the date of the exchange and the impact of the tax basis using an estimated allocation, recognizing that the final tax basis and allocation of the tax basis will be different from the Company’s initial estimate for the tax related accounts on both the balance sheet and the income statement. It is expected that the final amounts will be different from the initial estimates. The final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated in the second quarter and will also impact the entry recorded to the equity of Intrepid. The tax basis and the allocation are expected to be finalized in the fourth quarter of 2008, pending the completion of the final income tax return of Mining and the completion of the appraisal.

As a limited liability company, Mining did not pay federal and state income taxes, except for the Texas franchise tax, which is based on gross margin. The taxable income or loss of Mining has been included in the state and federal tax returns of its members.

Cash and Cash Equivalents—Included in cash equivalents at June 30, 2008, were overnight investments held by US Bank National Association (“US Bank”). These short-investments consisted of overnight Eurodollar deposits with the bank and an overnight money market fund. These items are essentially deposit arrangements with US Bank, having since been monetized and converted to investments in US treasuries and overnight deposits with US Bank.

Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable which are carried at cost and approximate fair value due to the short-term nature of these instruments. The revolving credit facility’s recorded value approximates its fair value as it bears interest at a floating rate. Intrepid’s interest rate and natural gas swaps have been recorded at fair value using established counterparty evaluations that are subjected to our review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the sale or refinancing of such instruments. (See Note 14 regarding derivatives.)

Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average basic common shares outstanding for the respective period.

Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted share awards. As required by Statement of Financial Accounting Standards (“SFAS”) No 128 – “Earnings per Share,” awards of nonvested shares to be issued to employees and consultants under a share-based compensation arrangement are considered options for purposes of computing earnings per share. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. The Company has no anti-dilutive securities. Following the lapse of the vesting period of restricted stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods. There are no performance or market conditions.

Note 5—EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for Intrepid for the 2008 post IPO period. No earning per share calculation exists for the predecessor periods of Mining, as it was a limited liability company and did not have shares outstanding (in thousands, except share and per share amounts).

Intrepid Potash, Inc. April 25, 2008 through June 30, 2008
Net income	$25,764

Basic weighted-average common shares outstanding	74,843,124
Add: Dilutive effect of unvested restricted stock awards (using the treasury stock method)	134,669

Diluted weighted-average common shares outstanding	74,977,793

Earnings per share:
Basic	$0.34

Diluted	$0.34

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

The following summarizes Intrepid and Mining’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of June 30, 2008, and December 31, 2007, respectively. The same basis of accounting was used and is therefore comparative (in thousands):

	Intrepid Potash, Inc. June 30, 2008	Intrepid Mining LLC (predecessor) December 31, 2007
Product inventory	$9,655	$8,614
In-process mineral inventory	5,256	2,806
Current parts inventory	7,338	7,081

Total current inventory	22,249	18,501
Long-term parts inventory	4,875	4,634

Total inventory	$27,124	$23,135

Parts inventories are shown net of obsolescence reserves of $462,000 and $492,000 as of June 30, 2008, and December 31, 2007, respectively. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

“Property, plant and equipment” and “Mineral properties and development costs” were comprised of the following:

	Intrepid Potash, Inc. June 30, 2008	Intrepid Mining LLC (predecessor) December 31, 2007	Ranges of useful lives (years):
			Lower limit	Upper limit
	(In thousands)
Buildings and plant	$19,020	$18,949	5	25
Machinery and equipment	50,352	42,034	3	25
Vehicles	5,010	4,261	3	7
Office and other equipment	232	213	3	7
Computers	683	593	2	5
Software	1,453	1,430	3	3
Leasehold improvements	123	128	1.5	10
Ponds and land improvements	2,922	2,821	5	25
Construction in progress	25,745	11,391
Land	427	427
Accumulated depreciation	(23,005)	(18,728)

	$82,962	$63,519

Mineral properties and development costs	$28,315	$28,309	21	22
Accumulated depletion	(5,756)	(5,054)

	$22,559	$23,255

Water rights in “Other Assets”	$2,670	$2,670	18	18
Accumulated depletion	(79)	(53)

	$2,591	$2,617

“Mineral properties and development costs” include the inactive HB mine with costs of approximately $1.9 million and $1.5 million at June 30, 2008, and December 31, 2007. Pending reopening as a solution mine, no depletion is currently being recognized on this property as there is no basis over which to amortize the historical cost. Intrepid incurred the following costs for depreciation, depletion, amortization and accretion, which included costs capitalized into inventory, for the following periods (in thousands).

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor)
		April 1, 2008 through April 24, 2008	January 1, 2008 through April 24, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Depreciation	$1,696	$571	$2,694	$1,597	$3,180
Depletion	174	124	555	275	632
Amortization	44	16	96	80	130
Accretion	115	42	198	142	287

Total incurred	$2,029	$753	$3,543	$2,094	$4,229

Note 8—MEMBERSHIP INTERESTS AND RELATED PARTIES

The members of Mining were Intrepid Production Corp. (“IPC”), whose sole shareholder is Robert P. Jornayvaz III (“Mr. Jornayvaz”), Harvey Operating and Production Company (“HOPCO”), whose sole shareholder is Hugh E. Harvey, Jr. (“Mr. Harvey”), and Potash Acquisition, LLC (“PAL”), controlled by Platte

River Ventures Investors I, LLC. These members maintained a controlling interest in Intrepid subsequent to the IPO.

At June 30, 2008, for Intrepid and December 31, 2007, for Mining, related parties accounts receivable balances were approximately $6,000 and $248,000, respectively. The June 30, 2008 balances were comprised of a receivable due from IOG and the December 31, 2007, balances consisted of advances to IOG, members and employees. Subsequent to the IPO, Intrepid’s Board approved a policy to provide certain services to IOG; these services are billed on a monthly basis and recognized as a receivable from IOG; collection is due within 30 days. IOG billings by Intrepid were as follows (in thousands):

For the period from April 25, 2008 to June 30, 2008	$6
For the period from April 1, 2008 through April 24, 2008	$4
For the period from January 1, 2008 through April 24, 2008	$13
For the three months ended June 30, 2007	$9
For the six months ended June 30, 2007	$23

Under Intrepid’s aircraft use policy, Mr. Jornayvaz, Mr. Harvey and approved executive officers are allowed to use Intrepid’s plane for non-business purposes. This use of the aircraft is treated as compensation to them at the federal income tax standard rate for such travel. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). Personal use of the airplane is calculated based on occupied seat-miles, rather than flight miles. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use is multiplied by the flight-segment miles to calculate the percentage of flight time reported as personal use.

Additionally, an entity known as BH Holdings LLC, which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with the Company to allow Mr. Jornayvaz and Mr. Harvey use of an aircraft owned by BH Holdings LLC for Intrepid business purposes. The dry-lease rate and the dry-lease arrangement were approved by the Company’s Audit Committee. In the period from April 25, 2008 through June 30, 2008, Intrepid incurred dry-lease charges of $80,000 and is indebted to BH Holdings LLC for $80,000 as of June 30, 2008.

In 2008, Pat Avery, President and Chief Operating Officer, and Pat Quinn, former Interim Chief Financial Officer, were allowed to use the plane for personal purposes, such use being determined based on occupied seat-miles at the federal income tax standard rate.

Non-business use of the plane treated as compensation was as follows (in thousands):

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor)
		April 1, 2008 through April 24, 2008	January 1, 2008 through April 24, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Non-business use of the plane by Mr. Jornayvaz and Mr. Harvey	$16	$13	$40	$10	$38
Plane expense in excess of federal rates	100	—	104	38	162
Non-business use of the plane by Mr. Avery and Mr. Quinn	—	—	6	—	—

Total incurred	$116	$13	$150	$48	$200

Effective January 1, 2007, the members of Mining decided to distribute their remaining interests in IOG. The amount of the equity distribution was approximately $938,000. While IOG continued as a related party, this distribution effectively separated IOG from Mining. Mining funded net expenses of approximately $216,000 for IOG, which was due from IOG at December 31, 2007, and was included in the related parties accounts receivable disclosed above. This $216,000 was repaid to Mining in the first quarter of 2008.

Intrepid’s former interim Chief Financial Officer, who resigned in March 2008, is the primary owner of a firm of certified public accountants, Quinn & Associates, P.C. (“Q&A”), that provides accounting, consulting, and tax services to Intrepid. During the period Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn resigned prior to the IPO and therefore is not considered a related party to Intrepid any longer, rather it is only for the period prior to the IPO that Mr. Quinn was a related party of Mining. Q&A billings to Mining aggregated the following amounts (in thousands):

For the period from April 1, 2008 through April 24, 2008	$47
For the period from January 1, 2008 through April 24, 2008	$226
For the three months ended June 30, 2007	$127
For the six months ended June 30, 2007	$269

As of December 31, 2007, two letters of credit totaling $45,000 were outstanding with the State of Utah related to the unproven oil and gas properties held by IOG, a related party. In April 2008, prior to the closing of the IPO, the letters of credit for IOG were canceled.

Note 9—NOTES PAYABLE AND LONG-TERM DEBT

The following summarizes Intrepid’s and Mining’s long-term debt at June 30, 2008, and December 31, 2007 (in thousands):

	Intrepid Potash, Inc. June 30, 2008	Intrepid Mining LLC (predecessor) December 31, 2007
Credit Agreement	$—	$101,350
Other	—	5

Total	—	101,355
Less current installments	—	(5,005)

Long-term debt	$—	$96,350

In conjunction with the formation transactions described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008, $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the exchange agreement, and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. Additionally, because of this repayment, the term loan that was part of the credit agreement was canceled. Intrepid maintains a $125.0 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use at June 30, 2008. The net balance of the original bank costs that had been capitalized associated with the term loan of $456,000 was expensed in the period from April 25, 2008, through June 30, 2008. As of June 30, 2008, the Company had $115,000 of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the amount available for borrowing above.

In conjunction with the closing of the IPO, the Company entered into the Fourth Amendment of the Third Amended and Restated Credit Agreement. This amendment replaced Mining with Intrepid, removed IOG from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid shall not be greater than 2.5:1.0 immediately before and immediately after the distribution. The Third Amended and Restated Credit Agreement was entered into on March 9, 2007. At that time, Mining and US Bank entered into a new credit agreement to retire the Note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended, is a syndicated facility led by US Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of the Company. Obligations are cross-collateralized between all of the Company’s legal entities, parent and subsidiaries.

Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest (In thousands)	Weighted Average Interest Rate
For the period from April 25, 2008 through June 30, 2008	$—	N/A
For the period from April 1, 2008 through April 24, 2008	$11	5.2%
For the period from January 1, 2008 through April 24, 2008	$52	6.4%
For the three-months ended June 30, 2007	$30	7.4%
For the six-months ended June 30, 2007	$39	6.8%

Note 10—ASSET RETIREMENT OBLIGATION

The Company recognizes an estimated liability for future costs associated with the abandonment of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

The Company’s estimated asset retirement obligation is based on the estimated cost to abandon the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands).

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor)
		April 1, 2008 through April 24, 2008	January 1, 2008 through April 24, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Asset retirement obligation—beginning of period	$7,977	$7,935	$7,779	$7,348	$7,203
Changes in estimated obligations	—	—	—	—	—
Accretion of discount	115	42	198	144	289

Total asset retirement obligation—end of period	$8,092	$7,977	$7,977	$7,492	$7,492

Note 11—COMPENSATION PLANS

Cash Bonus Plan—Intrepid and its predecessor have a cash bonus plan that allows participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plan are based on a combination of Company and individual performance. Intrepid accrues cash bonus expense related to the current year’s performance.

Included in the cost of goods sold and selling and administrative lines in the consolidated statements of operations are $1.5 million of bonus expense for the period from April 25, 2008 through June 30, 2008, $0.4 million for the period from April 1, 2008 through April 24, 2008, $2.3 million for the period from January 1, 2008 through April 24, 2008, no amounts were accrued in the three months ended June 30, 2007, and $0.1 million was accrued in the six months ended June 30, 2007.

Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid adopted its long-term incentive compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”), pursuant to which grants of restricted stock were awarded as of the closing of the IPO to executive officers (other than Messrs. Jornayvaz and Harvey), and to other key employees and consultants. The awards contain a service condition associated with employment or engagement with the Company at the time of vesting. There are no performance or market conditions associated with these awards. The value of the awards had been communicated to award recipients and approved by the Board prior to the IPO, with the actual number of shares represented by the awards dependent upon the IPO price. The awards consist of three tranches of restricted stock grants. The first tranche of grants vest in full on January 5, 2009. These grants, which have been made to some, but not all of Intrepid’s named executive officers, long-term employees and consultants, are designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO. The second tranche was an award to an officer that vests in varying amounts over the next four years. The third tranche of grants vests incrementally over approximately four years. These grants were designed to retain and provide an incentive to those receiving the awards to continue to execute the Company’s long-term business plan. The measurement of fair value of the restricted stock awards for the initial grants was at the IPO price of $32.00 per share.

As of June 30, 2008, there were a total of 472,018 shares of restricted stock outstanding and approximately 4.5 million shares of common stock remained available for issuance under the 2008 Plan.

In measuring compensation expense from the grant of restricted stock, SFAS No. 123(R) requires companies to estimate the fair value of the award on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the restricted stock awards for the period from April 25, 2008 through June 30, 2008 was $1.9 million. As of June 30, 2008, there was $13.2 million of total unrecognized compensation expense related to unvested restricted stock awards. The unrecognized compensation expense is being amortized through 2012.

A summary of the status and activity of non-vested restricted stock for the period from April 25, 2008 through June 30, 2008 is presented below.

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock, at April 24, 2008	—	$	N/A
Granted	472,018		$32.00
Vested	—	$	N/A
Forfeited	—	$	N/A

Non-vested restricted stock, at June 30, 2008	472,018		$32.00

In addition to the grants of unvested restricted stock, two non-management directors were issued a total of 3,124 shares of fully vested stock under the 2008 Plan in connection with their joining the Board at the time of the IPO.

Note 12—INCOME TAXES

Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily due to the effect of state income taxes, percentage depletion, the estimated effect of the domestic production activities deduction and other permanent differences.

The income tax provision for Intrepid and its predecessor is comprised of the following elements. The amounts related to Mining include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008 through June 30, 2008	April 1, 2008 through April 24, 2008	January 1, 2008 through April 24, 2008
Current portion of income tax expense:
Federal	$6,483	$—	$—
State	859	—	—
Deferred portion of income tax expense (benefit)	8,849	—	(4)

Total income tax expense (benefit)	$16,191	$—	$(4)

A summary of the components of the net deferred tax assets as of June 30, 2008 is as follows (in thousands):

Current deferred tax assets (liabilities):
Prepaid expenses	$(406)
Accrued vacation	747
Unrealized gain (loss)	298
Stock-based compensation	758

Total current tax assets	1,397

Noncurrent deferred tax assets:
Plant, property, equipment and mineral properties	350,940
Asset retirement obligation	3,207
Other	410

Total noncurrent deferred tax assets	354,557

Total deferred tax asset	$355,954

A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc	Intrepid Mining LLC (Predecessor)
	April 25 through June 30, 2008	April 1 through April 24, 2008		January 1 through April 24, 2008
Federal taxes at statutory rate	$14,684	$—		$(4)
Add:
State taxes, net of federal benefit	1,945	—		—
Domestic manufacturers deduction	(485)	—		—
Other	47	—		—

Net expense (benefit) as calculated	$16,191	$—		$(4)

Effective tax rate	38.6%	—	%(A)	—	%(A)

(A)	The income tax expense (benefit) presented in the periods ending April 24, 2008, relate to the taxable activity of Intrepid only, as Mining was a limited liability company and the tax attributes of Mining flowed through to its members. Through April 24, 2008, Intrepid was a wholly-owned subsidiary of Mining and there were no material activities for Intrepid for the period from its inception to the date of the IPO.

During June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. Intrepid adopted this interpretation upon formation in 2007. Neither the impact of the Company’s adoption of FIN 48, nor the assessment of its tax positions in accordance with FIN 48 have a material effect on Intrepid’s results of operations, financial condition or liquidity.

Note 13—COMMITMENTS AND CONTINGENCIES

Marketing Agreements—In 2004, NM entered into a marketing agreement appointing Potash Corporation the exclusive sales representative for potash export sales, with the exception of those to Canada and Mexico, and appointing Potash Corporation as non-exclusive sales representative for potash sales into Mexico. This agreement is cancelable with thirty days written notice.

In 2004, Wendover and Envirotech Services, Inc. (“ESI”) entered into a sales agreement appointing ESI the exclusive distributor for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are determinable after ESI’s fiscal year end in September, and Intrepid recognizes any earned excess profits in the fourth quarter.

Reclamation Deposits, Surety Bonds and Sinking Fund—Surety bonds were provided the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company (“Insurer”). The terms of the surety-agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab’s expected reclamation liability, is included within other long-term assets and had a balance of approximately $2.6 million as of June 30, 2008 for Intrepid, and approximately $2.9 million as of December 31, 2007, for Mining. Intrepid has engaged a third-party to manage the sinking fund investments. Unrealized gains and losses recognized in the statements of income on the marketable securities held for trade by the sinking fund were as follows for the periods presented (in thousands):

Unrealized Gain/(Loss)
For the period from April 25, 2008 through June 30, 2008	$(148)
For the period from April 1, 2008 through April 24, 2008	$75
For the period from January 1, 2008 through April 24, 2008	$(135)
For the three months ended June 30, 2007	$89
For the six months ended June 30, 2007	$150

Intrepid and Mining had reclamation security deposits outstanding for the NM and HB facilities of $0.7 million at both June 30, 2008 and December 31, 2007. Security deposits related to the Wendover facility of $0.3 million were outstanding at both June 30, 2008 and December 31, 2007. These restricted deposits were included within “Other” long term assets.

As of June 30, 2008 and December 31, 2007, letters of credit in the amount of $0.1 million issued through US Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations. Letters of credit have been issued through US Bank and reduce the amount available to borrow under our line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees’ health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability for Intrepid and Mining was approximately $0.6 million as of both June 30, 2008 and December 31, 2007 and is included in accrued liabilities.

Future Operating Lease Commitments—Intrepid and Mining have certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

Rental and lease expenses follow for the indicated periods (in thousands):

For the period from April 25, 2008 through June 30, 2008	$900
For the period from April 1, 2008 through April 24, 2008	$300
For the period from January 1, 2008 through April 24, 2008	$1,500
For the three months ended June 30, 2007	$1,200
For the six months ended June 30, 2007	$2,400

These rental and lease expenses exclude lease payments for railcars used to deliver product. Such railcar leases are alternatively recognized as a freight cost. Railcar lease expenses follow for the indicated periods (in thousands):

For the period from April 25, 2008 through June 30, 2008	$99
For the period from April 1, 2008 through April 24, 2008	$29
For the period from January 1, 2008 through April 24, 2008	$140
For the three months ended June 30, 2007	$113
For the six months ended June 30, 2007	$226

Note 14—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rates

Intrepid and Mining have historically managed a portion of its floating interest rate exposure through the use of interest-rate derivative contracts. Although the Company repaid its debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions with the derivative financial instruments. Intrepid’s forward LIBOR-based contracts reduced Intrepid’s risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in Intrepid’s variable-rate debt. The interest rate paid under Intrepid’s credit agreement varies both with the change in the 3-month LIBOR rate and with Intrepid’s leverage ratio. The counterparty to the contracts is a large commercial bank and therefore credit risk of counterparty non-performance is unlikely. Intrepid or its predecessor recognized realized and unrealized gains (losses) in the following periods (in thousands):

	Realized Gain (Loss)	Unrealized Gain (Loss)
For the period from April 25, 2008 to June 30, 2008	$(205)	471
For the period from April 1, 2008 through April 24, 2008	$—	1,028
For the period from January 1, 2008 through April 24, 2008	$76	(439)
For the three months ended June 30, 2007	$103	515
For the six months ended June 30, 2007	$249	335

Both realized and unrealized gains and losses on interest rate derivative contracts are included in interest expense.

A tabular presentation of the outstanding interest rate derivatives as of June 30, 2008, follows:

Termination	Notional Amount (In Thousands)	Weighted Average Fixed Rate
December 31, 2008	$20,150	4.96%
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

The fair value of financial instruments associated with interest rate derivatives included in the financial statements as of June 30, 2008 and December 31, 2007, are depicted below (in thousands):

Fair value of financial instruments at	June 30, 2008	December 31, 2007
Current assets	$—	$57
Long-term assets	—	—
Current liabilities	$752	$432
Long-term liabilities	$829	$1,239

Natural Gas

Historically, Intrepid managed a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward Permian-basis contracts reduced Intrepid’s risk from movements in the cost of gas consumed as gains and losses on such financial contracts offset losses and gains on its variable-cost supply contracts. The counterparties to the contracts were credit worthy trading houses and therefore credit risk of counterparty non-performance was unlikely. As of June 30, 2008, and December 31, 2007, Intrepid had no outstanding natural gas derivative contracts. Intrepid recognized a realized loss of approximately $459,000 and an unrealized loss of approximately $300,000 for the three months ended June 30, 2007, and a realized loss of $1.0 million and an unrealized gain of $1.2 million for the six-months ended June 30, 2007, respectively. Both realized and unrealized gains and losses on natural gas derivative contracts are included in cost of goods sold.

Effective January 1, 2008, Intrepid adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities

•

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3 – Significant inputs to the valuation model are unobservable

The following is a listing of our liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Net accrued derivative liability	$—	$(1,581)	$—

Total	$—	$(1,581)	$—

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for derivative financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps and natural gas swaps. Intrepid derives internal valuation estimates taking into consideration certain quoted rates for 3-month LIBOR contracts in the case of interest rate swaps, certain published indices in the case of natural gas swaps, and the time value of money and then compares these estimates to the counterparties’ mark-to market statements. The considered factors result in an estimated exit-price for each asset or liability under a marketplace participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

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

As of June 30, 2008, the only outstanding derivatives were interest rate swaps with a single counterparty, US Bank. We are currently in a net liability position with our counterparty.

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

Note 15—FUTURE EMPLOYEE BENEFITS

Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement with PCS, in 2000 Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS’s pension to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.

The components of the net periodic pension expense are set forth below (in thousands):

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor)
		April 1, 2008 through April 24, 2008	January 1, 2008 through April 24, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—
Interest cost	35	13	61	45	91
Expected return on assets	(32)	(8)	(56)	(40)	(80)
Amortization of transition obligation/(asset)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—
Amortization of actuarial loss	6	2	10	15	29

Net periodic benefit cost	$9	$7	$15	$20	$40

Contributions of $36,000 and $34,000 have been made in January 2008 and April 2008, respectively. The Company currently anticipates contributing a total of $163,000 to fund its pension plan in 2008.

Note 16—PROPERTY INSURANCE SETTLEMENTS

In April 2006, a wind-shear struck the product warehouse at the East Carlsbad, New Mexico site. The warehouse had an insignificant book value. Its replacement cost is expected to be approximately $26 million. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid’s insurance policies at replacement value, less a $1 million deductible. Insurance payments to Intrepid for property losses through January 2007 of approximately $9.5 million less the deductible and related costs for a net gain of $6.7 million were recognized as “Insurance settlements in excess of property losses” in 2006 as such payments were considered non-refundable. Additional insurance payments to Intrepid for property losses through December 2007 of approximately $4.6 million less related costs for a net gain of $3.2 million have been recognized as “Insurance settlements in excess of property losses” in 2007. Additional insurance payments to Intrepid and its predecessor for property losses through June 2008 of $7.0 million less related costs for a net gain of approximately $7.0 million have been recognized as “Insurance settlements in excess of property losses” in the first quarter of 2008 as such payments were considered non-refundable. Through June 30, 2008, the Company has received $21.1 million of insurance settlement payments. The warehouse’s replacement cost is expected to be approximately $26 million and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as settlements are agreed upon or reimbursement is received.

Note 17—RECENT ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for the Company beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their “full fair values” on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for the Company beginning in 2009. The impact of the enhanced disclosure requirements do not have any effect on Intrepid’s or its predecessor’s results of operations, financial condition or liquidity.

Item 1A.	UNAUDITED PRO FORMA FINANCIAL INFORMATION

You should read this unaudited pro forma consolidated financial information together with the other information contained in this document, as well as information contained in our final prospectus filed on April 23, 2008 and our quarterly information filed on Form 10-Q filed on June 2, 2008, for the quarterly period ended March 31, 2008, and with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this document.

The following unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 present the consolidated results of operations of Intrepid assuming the formation transactions (including the IPO, the transactions under the exchange agreement, and the formation distribution) and the amendment to the senior credit facility transactions discussed in detail in our final prospectus filed on April 23, 2008, and our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2008, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid’s operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company which are estimated to be between $2 and $3 million per year, not including the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

The pro forma adjustments result from:

•	the issuance of shares in connection with the initial public offering;

•	the restricted stock grants entered into in connection with the completion of the initial public offering;

•	the completion of the financing transaction, pursuant to which all the balances outstanding under Mining’s credit agreement were repaid on the date of closing on April 25, 2008; and

•	an income tax provision to account for Intrepid’s status as a taxable entity.

The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the periods presented. The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the initial public offering and the formation transitions including the exchange agreement had occurred on January 1, 2007, for the 2007, periods and January 1, 2008, for the 2008 periods. In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid’s results of operations for these periods. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor) Period from April 1, 2008 through April 24, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Three months Ended June 30, 2008
Sales	$80,162	$25,019	$—		$105,181
Less:
Freight costs	3,537	2,187	—		5,724
Warehousing and handling costs	1,240	435	—		1,675
Cost of goods sold	27,951	10,186	120	(1)	38,257

Gross Margin	47,434	12,211	(120)		59,525
Selling and administrative	5,313	1,492	633	(1)	7,438
Accretion of asset retirement obligation	115	42	—		157

Operating Income	42,006	10,677	(753)		51,930
Other Income (Expense)
Interest expense, including derivatives	186	629	386	(2)	1,201
Interest income	280	2	—		282
Insurance settlements in excess of property losses	(32)	—	—		(32)
Other income (expense)	(485)	130	—		(355)

Income Before Income Taxes	41,955	11,438	(367)		53,026
Income Taxes	(16,191)	—	(4,389	)(3)	(20,580)

Net Income	$25,764	$11,438	$(4,756)		$32,446

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124

Diluted	74,977,793		11,731	(4)	74,989,524

Earnings Per Share:
Basic	$0.34				$0.43

Diluted	$0.34				$0.43

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2007

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor) Three months Ended June 30, 2007	Pro Forma Adjustments		Pro Forma Adjusted for the Three months Ended June 30, 2007
Sales	$56,116	$—		$56,116
Less:
Freight costs	5,357	—		5,357
Warehousing and handling costs	1,324	—		1,324
Cost of goods sold	36,005	426	(1)	36,431

Gross Margin	13,430	(426)		13,004
Selling and administrative	3,895	2,240	(1)	6,135
Accretion of asset retirement obligation	144	—		144

Operating Income	9,391	(2,666)		6,725
Other Income (Expense)
Interest expense, including derivatives	(1,505)	2,057	(2)	552
Interest income	20	—		20
Insurance settlements in excess of property losses	(772)	—		(772)
Other income (expense)	111	—		111

Income Before Income Taxes	7,245	(609)		6,636
Income Taxes	—	(2,631	)(3)	(2,631)

Net Income	$7,245	$(3,240)		$4,005

Weighted Average Shares Outstanding:
Basic		74,843,124	(4)	74,843,124

Diluted		74,971,183	(4)	74,971,183

Earnings Per Common Share:
Basic				$0.05

Diluted				$0.05

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Six Months Ended June 30, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor) Period from January 1, 2008 through April 24, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Six months Ended June 30, 2008
Sales	$80,162	$109,420	$—		$189,582
Less:
Freight costs	3,537	12,359	—		15,896
Warehousing and handling costs	1,240	2,235	—		3,475
Cost of goods sold	27,951	48,647	546	(1)	77,144

Gross Margin	47,434	46,179	(546)		93,067
Selling and administrative	5,313	6,034	2,973	(1)	14,320
Accretion of asset retirement obligation	115	198	—		313

Operating Income	42,006	39,947	(3,519)		78,434
Other Income (Expense)
Interest expense, including derivatives	186	(2,456)	2,038	(2)	(232)
Interest income	280	46	—		326
Insurance settlements in excess of property losses	(32)	6,998	—		6,966
Other income (expense)	(485)	(42)	—		(527)

Income Before Income Taxes	41,955	44,493	(1,481)		84,967
Income Taxes (Expense) Benefit	(16,191)	4	(17,050	)(3)	(33,237)

Net Income	$25,764	$44,497	$(18,531)		$51,730

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124

Diluted	74,977,793		54,949	(4)	75,032,742

Earnings Per Share:
Basic	$0.34				$0.69

Diluted	$0.34				$0.69

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Six Months Ended June 30, 2007

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor) Six months Ended June 30, 2007	Pro Forma Adjustments		Pro Forma Adjusted for the Six months Ended June 30, 2007
Sales	$104,280	$—		$104,280
Less:
Freight costs	10,998	—		10,998
Warehousing and handling costs	2,343	—		2,343
Cost of goods sold	65,756	852	(1)	66,608

Gross Margin	25,183	(852)		24,331
Selling and administrative	6,321	4,580	(1)	10,901
Accretion of asset retirement obligation	289	—		289

Operating Income	18,573	(5,432)		13,141
Other Income (Expense)
Interest expense, including derivatives	(3,965)	4,383	(2)	418
Interest income	41	—		41
Insurance settlements in excess of property losses	(755)	—		(755)
Other income (expense)	(269)	—		(269)

Income Before Income Taxes	13,625	(1,049)		12,576
Income Taxes	—	(4,985	)(3)	(4,985)

Net Income	$13,625	$(6,034)		$7,591

Weighted Average Shares Outstanding:
Basic		74,843,124	(4)	74,843,124

Diluted		74,928,745	(4)	74,928,745

Earnings Per Share:
Basic				$0.10

Diluted				$0.10

Notes to the Pro Forma Consolidated Statements of Operations:

(1)	In conjunction with the closing of the initial public offering, Intrepid issued restricted stock awards of 472,018 shares of restricted stock. The restricted stock awards vest over variable periods. The adjustments reflect the incremental stock compensation expense that would have been recorded to cost of sales and selling and administrative expense for the periods considered assuming the transaction closed as of January 1 of the year to which the pro forma statements relate. The following table reflects the adjustment made to each period (in thousands):

	Cost of goods sold	Selling and administrative
Three-months ended June 30, 2008	$120	$633
Three-months ended June 30, 2007	$426	$2,240
Six-months ended June 30, 2008	$546	$2,973
Six-months ended June 30, 2007	$852	$4,580

(2)	Upon closing of the initial public offering, all of the balances outstanding under the Company’s credit agreement were repaid, $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the exchange agreement, and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result, the adjustments relate to the elimination of interest expense associated with any outstanding balances during the periods presented. The following table reflects the adjustment made to each period (in thousands):

Three-months ended June 30, 2008	$386
Three-months ended June 30, 2007	$2,057
Six-months ended June 30, 2008	$2,038
Six-months ended June 30, 2007	$4,383

(3)	Represents the adjustment necessary for the respective periods to record estimated federal and state income taxes on the income of the predecessor entity had Mining been a taxable entity during the period. The assumed tax rate is the statutory tax rated of 39.6 percent, not adjusted for any permanent differences.

(4)	The weighted average share count adjustments were based on evaluation of the pro forma basic and diluted share amounts assuming the shares issued at the IPO and the restricted stock awards were issued on January 1, of the year of presentation. The treasury stock method was applied to the diluted weighted shares calculation for all periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” described in the Form S-1 filed on April 23, 2008 and the Form 10-Q filed on June 2, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

Our historical financial data discussed below prior to the completion of Intrepid Potash, Inc.’s initial public offering (“IPO”) reflects the historical results of operations and financial position of Intrepid Mining LLC as a predecessor entity. Accordingly, historical financial data does not give effect to the completion of the initial public offering of Intrepid or the exchange transaction between Intrepid Potash, Inc. and Intrepid Mining LLC.

Overview

Our Company

Intrepid Potash, Inc. (“Intrepid”, the “Company”, “us”, “we”, “our”) is the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and is dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium. We market our langbeinite under the registered name of Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2004, we have supplied, on average, 1.5 percent of world potash consumption and 8.5 percent of U.S. consumption annually, and we have supplied a considerably higher proportion of the potash consumed in the southwestern and western U.S., which are our core markets. We are one of two producers of langbeinite, a low-chloride fertilizer that is well suited for chloride-sensitive crops. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes. We own five active potash production facilities—three in New Mexico and two in Utah—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB Mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mining operation.

The Company routinely posts important information on its website under the Investor Relations tab. The Company’s website address is www.intrepidpotash.com.

Our asset base was built through the acquisition first of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004. Assembling these assets occurred as a result of observing that the potash markets of Moab are shared markets with potash produced in Carlsbad, New Mexico and in Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and affect operating synergies to increase production.

Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC (“Mining”) in corporate form after the initial public offering. On April 25, 2008, Intrepid closed an initial public offering by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from inception to the date of the IPO. All of the revenue producing assets, employees, and obligations other than those described herein, were transferred to Intrepid in connection with the completion of the IPO. On April 25, 2008, pursuant to the exchange agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of our common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008, (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the exchange agreement and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.7 million of net proceeds from the IPO were retained by Intrepid and are being used to fund production expansions and other growth opportunities and for general corporate purposes. Mining was dissolved on April 25, 2008. On that date, all of Mining’s liabilities were provided for and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the exchange agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

Presentation of Information

The activity presented in the period April 25, 2008, through June 30, 2008, is for Intrepid and all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The results of operations data for the period April 25, 2008, through June 30, 2008 (the successor period), and the balance sheet data as of June 30, 2008, presented herein, were derived from the unaudited consolidated financial results of Intrepid. The results of operations data for the 24-day period from April 1, 2008, through April 24, 2008, the 115-day period from January 1, 2008 through April 24, 2008, and the quarter and six month periods ended June 30, 2007 (referred to as the predecessor periods), and the balance sheet data as of December 31, 2007, presented herein, were derived from the historical financial statements of Mining, the predecessor entity of Intrepid. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented. Pro forma consolidated results of operations data are presented and discussed within this management discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X of the Exchange Act. The pro forma adjustments relate only to additional expense associated with stock compensation expense, adjustments to interest expense resulting from the repayment of debt and elimination of any realized and unrealized gains or losses from interest rate derivative contracts, income taxes provided at the statutory rate for the period related to Mining since it was an LLC plus the impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and

Intrepid before and after the IPO and since there was no material activity in Intrepid from its formation in November 2007 to the IPO closing date on April 25, 2008, there are no adjustments necessary for the production or sales results of the combined periods in order to create a comparative quarterly and six month presentation for 2008. Because of this, discussion of quarterly and six month comparative statistics are unaffected, and therefore are simply the combined results of the successor and predecessor periods.

Our Products and Markets

As mentioned previously, our two primary products are potash and langbeinite. The concentration of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales and gross margins from potash were approximately as follows for the indicated periods. The correlation between the net sales and gross margin contribution from potash has remained fairly steady.

	Net Sales	Gross Margin Contribution from Potash
For the period from April 25, 2008 through June 30, 2008	92%	95%
For the period from April 1, 2008 through April 24, 2008	90%	92%
For the period from January 1, 2008 through April 24, 2008	86%	93%
For the three months ended June 30, 2007	89%	97%
For the six months ended June 30, 2007	88%	95%

Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas drilling, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas, feed manufacturers and pet food producers west of the Mississippi River and oil and gas exploration areas in the Rocky Mountains and the Permian Basin. The potash business has a geographic concentration in the western U.S. and is, therefore affected by weather and other conditions in this region. We have the ability to convert product sold into the industrial market into product available for sale into the agricultural market by compacting our standard industrial product into granular form. The percentages of our potash sales volumes for the above markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the period from April 25, 2008 through June 30, 2008	63%	29%	8%
For the period from April 1, 2008 through April 24, 2008	62%	30%	8%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%
For the three months ended June 30, 2007	64%	31%	5%
For the six months ended June 30, 2007	65%	29%	6%

We are one of only two companies in the world that have economic reserves of langbeinite and produce langbeinite for export, the other being The Mosaic Company. We began producing langbeinite in late 2005 and are working to expand our production of this product to meet increasing demand. Langbeinite is marketed into two primary markets: the agricultural market as a fertilizer and the animal feed market as a nutrient. We market langbeinite throughout the world, including through an exclusive marketing agreement with PCS for sales outside North America. Sales of langbeinite on an international basis tend to be larger bulk shipments, therefore we see some variability from period to period. The percentages of our langbeinite sales volumes shipped to destinations in the U.S. and exported were as follows for the indicated periods:

	U.S.A.	Export
For the period from April 25, 2008 through June 30, 2008	68%	32%
For the period from April 1, 2008 through April 24, 2008	90%	10%
For the period from January 1, 2008 through April 24, 2008	43%	57%
For the three months ended June 30, 2007	40%	60%
For the six months ended June 30, 2007	54%	46%

Global Factors Affecting our Results

Fertilizer Demand

Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, crop yields, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. As incomes grow, diets become more diverse, nutritious and protein-rich, primarily through increased meat consumption. Producing meat from livestock and poultry requires large amounts of grain for feed. Fertilizer demand is also affected by other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Intrepid is continuing to see increasing demand for potassium products based on the higher demand for fertilizer as indicated by low global producer inventory levels of potash and by customers being allocated product at levels below their requested purchase amounts.

Potash Supply

Economically recoverable potash deposits are relatively rare. Virtually all potash is extracted from twenty commercial deposits located in twelve countries. According to the International Fertilizer Industry Association (“IFA”), in 2007, six of these countries (Canada, Russia, Belarus, Germany, Israel and Jordan) accounted for approximately 87 percent of the world’s aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. The addition of new potash production is difficult because currently unexploited deposits are rare, deep in the earth and are often located in remote areas which would require significant capital investment to exploit. The most recently constructed operating mine in the world was opened in 1987. New potash supply projects are being developed primarily at areas of existing production, but are expected to take several years to become fully operational. Additional challenges faced by potash producers include mine flooding risks, aging facilities, depleting ore reserves and increasing transportation costs. We believe the Company’s mines are not at significant risk of flooding due to the lack of a substantial water aquifer above our mines. We believe that suppliers of potash are running at full capacity and remain unable to meet world demand.

Energy Demand and Cost

Energy prices and consumption affect the potash industry in several ways. Growing demands upon existing energy supplies have supported the development of biofuels, which currently rely upon agricultural products as feed stocks. As demand and prices for these feed stocks increase, the use of fertilizer becomes more economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, which often consumes potash as a drilling fluid additive. We believe that the positive benefit of potassium chloride in drilling and “frac” fluids has been well established by the oil and gas industry. However, the standard potash sold by us for drilling applications can be alternatively directed to the feed and agricultural markets.

Increases in fuel prices increase the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of producing potash. We have seen some pressure on operating costs as a result of higher natural gas prices in recent periods. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash sales by $2 per short ton.

Specific Factors Affecting our Results

Sales

Our gross sales are derived from the sales of potash and langbeinite and are determined by the quantities of fertilizers we sell and the selling price we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe gross sales provide an accurate measurement of our performance in the market due to the inclusion of freight billings. We view net sales, which are gross sales less freight costs, as the key performance indicator. We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight costs on pricing.

Our net sales and profitability are determined principally by the price of potash and, to a lesser extent, by the variable cost elements associated with the price of natural gas and other commodities used in the production of potash. The sales price of potash is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash sales and realized price. If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would decline, as such a price decline in gas and oil prices might potentially reduce the amount of drilling activity.

The volumes of product we sell are determined by our production capabilities and by demand for our products. Our selling prices and product mix are determined by a combination of global and regional supply and demand factors. The domestic price of potash is impacted by international price movements and to a large extent by Canadian and Russian producers that have a dominant share of the world market and that export to the domestic market. We benchmark our prices to international prices and have benefited from the weakening dollar. Quite recently the U.S. dollar has strengthened relative to the Canadian dollar, but we have not seen this manifest itself in a change in the price for potash. During 2007 and 2008 to date, we have been able to raise prices because of strong demand. There is no assurance that the pace of price increases will be maintained.

Potash prices rapidly started increasing in the fourth quarter of 2007 due primarily to potash demand increasing faster than potash supply. Fertecon Limited (“Fertecon”), a fertilizer industry consultant, forecasts a total 3.5 percent annual demand growth rate from 2007 to 2011, which would require an average of 1.3 million additional short tons of K2O (potassium content) every year to meet this future demand. However, potash suppliers are currently producing near their practical limits and announced expansions are not expected to be sufficient to keep pace with forecasted demand through at least 2011. As a result, we believe the global potash market will remain tight through at least 2011.

Domestic potash pricing is influenced by the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations; and any of these factors could have a positive or negative impact on the price of potash. Our posted price (FOB the mine) for red granular potash in Carlsbad, New Mexico has increased 147 percent from $317 per short ton on December 31, 2007, to $782 per short ton for delivery in August 2008. Our posted price (FOB the mine) of granular langbeinite in Carlsbad has increased 128 percent from $156 per short ton on December 31, 2007 to $356 per short ton for delivery in August 2008.

The table below displays our average net sales prices for potash and langbeinite for the three month periods ended June 30, 2008 and 2007. The table also presents the recent representative trends we are seeing in prices. The reference for our potash is our posted price for our red granular potash for spot delivery, FOB the mine site in Carlsbad. The reference for our langbeinite is our posted price for our granular langbeinite for spot delivery, FOB the mine site in Carlsbad. Our posted price is a list price and may differ to the actual price realized by the Company. The actual price realized may be lower or higher than the posted price. The actual prices realized in the market vary due to the difference between the timing of receipt of orders and the timing of shipments, among other factors. We are also actively selling product beyond our last posted price for future periods based on customer demand. New prices are posted as market conditions warrant the announcements to our customer base.

	Potash		Langbeinite (Trio®)
	(per short ton)
	June 30		June 30
	2008	2007	2008	2007
Average net sales price for the quarter ended	$425	$182	$188	$109

Average posted price for the quarter ended	$539	$202	$234	$139

	Potash	Langbeinite (Trio®)
	(per short ton)
Posted prices for delivery in the month of:
January 2008	$357	$171
February 2008	$397	$171
March 2008	$417	$211
April 2008	$503	$211
May 2008	$532	$211
June 2008	$582	$281
July 2008	$582	$356
August 2008	$782	$356

Cost of Goods Sold

Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. With limited exceptions, our costs do not change proportionally with production volumes, as most of our costs are determined by factors other than incremental production. Our production costs, however, have increased due to inflation and additions to our fixed costs, primarily in the form of additional labor headcount and maintenance expenditures. Our potash production results in the joint production of by-products, which are salt, magnesium chloride and metal recovery salts. Sales of these by-products are recorded as a by-product credit that reduces the cost of goods sold.

Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. The cost of our labor, maintenance materials, operating supplies, and chemicals have increased with inflation in the mining sector. For example, according to Mining Cost Service, published in 2007 by InfoMine USA, Inc., mill operating costs have increased by approximately 24 percent from 2004 to 2007. We expect our future production cost inflation to continue to be influenced by inflation in the mining sector, as well as inflation trends for natural gas and electricity. We also expect that our labor costs may continue to increase in Carlsbad, New Mexico as long as the demand for skilled labor remains high due to the strength of the potash, oil and gas and nuclear waste storage industries.

From January 2004 through June 2008, we added to our fixed costs primarily at our Carlsbad facilities. We increased our maintenance expenditures due to the age and condition of our plants and equipment and the extent to which prior owners had not performed periodic maintenance. We also added labor to address our maintenance backlog, increase the reliability of our production, and to staff the langbeinite facility. We expect to continue this trend through the balance of 2008 by adding additional personnel to increase the reliability and productivity of our operations.

We pay royalties to federal, state and private lessors under our mineral leases, and such taxes are a percentage of net sales of minerals extracted and sold from the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the periods from April 25, 2008 through June 30, 2008, April 1, 2008 through April 24, 2008, January 1, 2008 through April 24, 2008, and the three and six month periods ending June 30, 2007, our royalty rate averaged 3.6 percent, 3.2 percent, 3.5 percent, 3.1 percent, and 3.4 percent, respectively. The variation is a result of the application of sliding scale rated in different ore bodies. Over the longer period of comparisons including the first six months of 2008 and 2007, our royalty rate averaged 3.6 percent and 3.4 percent, respectively, and we expect that future rates will be relatively consistent with these.

In the past, we have used operating leases to finance some of our mining equipment. Operating lease payments are accounted for as a cost of goods sold. We do not plan to use operating leases in this manner in the future. As a result, operating lease payments related to production assets will decrease over time as the leases expire or as we make decisions to buy-out the leases. We intend to purchase mining equipment in the future, which would result in higher depreciation expense that would largely offset lower lease costs in our cost of goods sold.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of personnel and related costs; company airplane costs; legal, accounting and other professional fees; selling and public relations expenses; and costs related to our information and technology systems. Because our facilities are difficult to reach by commercial aviation, we operate a company airplane in the management of our facilities. We anticipate an increase in selling and administrative expenses in an absolute and per short ton basis to include the expense associated with additional legal and corporate governance expenses, additional accounting staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage, all of which relate to operating as a public company. We also now have stock based compensation expense associated with equity issued in conjunction with the IPO as well as to selected employees that have been hired after the IPO, therefore resulting in higher costs of sales to the extent such equity awards relate to operations personnel and to sales and administrative expense for other employees that received awards. This stock-based compensation expense resulted in $1.9 million being recorded as expense in the period from April 25, 2008 through June 30, 2008.

Other Income (Expense)

Other income (expense) consists primarily of interest and financing expenses. Other income (expense) also includes insurance proceeds in excess of property losses, gain (loss) on sale or disposition of assets, investment income, unrealized gains (losses) on investments, and other costs that do not relate directly to our core operations. In the later half of 2008, we may receive additional insurance proceeds in excess of our property losses related to the reconstruction of the warehouse at our East Mine. Realized interest expense following the IPO results from amortization of loan fees, the settlement of previously contracted interest rate swap agreements and on retained interest rate swaps. All bank borrowings under the credit facility were repaid fully after the closing of the IPO. The Company in now in a net positive cash position and as of July 31, 2008, had approximately $103.2 million of cash invested in overnight deposits with a commercial bank or in U.S. treasury instruments.

Income Taxes

Intrepid is a subchapter C corporation that is required to pay federal and state income taxes on its taxable income, where as its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. The federal income tax basis of the assets transferred to Intrepid pursuant to the exchange agreement is, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the formation transactions. Consequently, the federal income tax basis of the assets acquired by Intrepid pursuant to the exchange agreement is $920.4 million. This tax basis resulted in a deferred tax asset as of the date of exchange of approximately $365 million being recorded, with a corresponding increase to additional paid-in capital. The Company is in the process of allocating the aggregate tax basis among the acquired assets, including inventory, property, plant and equipment, and mineral properties, based on the appraised value of each asset. Currently, we anticipate that for federal income tax purposes percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions. For financial reporting purposes at the date of the closing of the IPO, at June 30, 2008, and the period from April 25, 2008, through June 30, 2008, Intrepid has estimated the impact of the tax basis using an estimated allocation, recognizing that the final allocation of the tax basis will be different from the Company’s initial estimate for the tax related accounts on both the balance sheet and the income statements. It is expected that the final amounts will be different from the initial estimates. The final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated in the second quarter. The determination of the tax basis and the allocation is expected to be finalized in the fourth quarter of 2008 pursuant to the final income tax return of Mining being completed and the evaluation of the appraisal results.

Operating Highlights

Period April 25, 2008, through June 30, 2008, and Period April 1, 2008, through April 24, 2008, (predecessor) and the Quarter Ended June 30, 2007

Net income before taxes for the period from April 25, 2008, to June 30, 2008, was $42.0 million. Net income before taxes for the predecessor entity for the period April 1, 2008 through April 24, 2008, was $11.4 million and net income before taxes for the quarter ended June 30, 2007 was $7.2 million. Net income has increased rapidly in recent periods as the net sales price for potash has increased. We sold 213,000 and 47,000 short tons of potash and langbeinite in the three months ended June 30, 2008, as compared to 245,000 and 52,000 short tons in the same period of 2007. Higher potash sales volumes in 2007 were possible using inventory whereas in 2008 we are allocating sales from production. Our net sales price of potash was $425 per short ton ($468 per metric tonne) in the three months ended June 30, 2008 as compared to $182 per short ton in 2007 for the second quarter. These net sales prices compare to our average second quarter posted price for red granular FOB Carlsbad, NM, of $539 per short ton in 2008, and $202 in 2007. The difference between net sales prices and posted price is a result of product mix, the fact that we have negotiated prices months in advance of postings, and because we hold our prices steady for certain customers for a period of one to three months. Our gross margin as a percentage of net sales was 62 percent in the period from April 25, 2008 through June 30, 2008, 53 percent in the period from April 1, 2008 through April 24, 2008, as compared to 26 percent in the second quarter of 2007. The increase in gross margin has been as a direct result of commodity pricing.

Selected Operations Data

The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. The combined information, which includes non-GAAP information, is presented as a means to enhance reader comparability. The only difference between the historical combined periods and the preparation of the comparative pro forma information as described in Item 1A. of this document is the relatively small increase to pro forma cost of sales that would have occurred if the Company had recorded stock compensation expense for all periods. The impact would be an increase in pro forma cost per ton of potash of less than $2 per ton.

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor) April 1, 2008 through April 24, 2008	Combined Three Months ended June 30, 2008	Three Months ended June 30, 2007	Change between Periods
Sales volume (in thousands of short tons):
Potash	157	56	213	245	(32)

Langbeinite	34	13	47	52	(5)

Gross sales (in thousands)
U.S.	$75,832	$24,080	$99,912	$50,280	$49,632
International	4,330	939	5,269	5,836	(567)

Total	80,162	25,019	105,181	56,116	49,065
Freight costs (in thousands)
U.S.	3,055	2,125	5,180	4,192	988
International	482	62	544	1,165	(621)

Total	3,537	2,187	5,724	5,357	367
Net sales (in thousands)
U.S.	72,777	21,955	94,732	46,088	48,644
International	3,848	877	4,725	4,671	54

Total	$76,625	$22,832	$99,457	$50,759	$48,698

Potash statistics (per short ton):
Net sales price	$447	$364	$425	$182	$243
Cost of goods sold (exclusive of items shown separately below)	140	146	142	120	22
Depreciation, depletion and amortization	8	11	9	6	3
Royalties	16	11	14	6	8
By-product credit	(9)	(9)	(9)	(6)	(3)

Total potash cost of goods sold	$155	$159	$156	$126	$30

Warehousing and handling costs	6	6	7	4	3

Average potash gross margin:	$286	$199	$262	$52	$210

Langbeinite statistics (per short ton):
Net sales price	$191	$181	$188	$109	$79
Cost of goods sold (exclusive of items shown separately below)	89	78	79	79	—
Depreciation, depletion and amortization	11	9	10	14	(4)
Royalties	7	9	10	5	5

Total langbeinite cost of goods sold	$107	$96	$99	$98	$1

Warehousing and handling costs	8	8	8	5	3

Average langbeinite gross margin	$76	$77	$81	$6	$75

We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Notable elements from this presentation are the increasing net sales prices during the more recent periods as well as the increasing cost base of the production on a per ton basis. The associated increase in royalty cost per ton is driven by the sales increases. The increase in cost of goods sold per ton is a result of higher labor dollars, natural gas prices and maintenance spending.

Period April 25, 2008, through June 30, 2008, and the Period January 1, 2008, through April 24, 2008, (predecessor) and the Six Months Ended June 30, 2007

We sold 426,000 and 141,000 short tons of potash and langbeinite in the six months ended June 30, 2008, as compared to 454,000 and 100,000 short tons in the same period of 2007. Higher potash sales volumes in 2007 were possible using inventory whereas in 2008 we are allocating sales from production. Our net sales price of potash was $360 per short ton ($397 per metric tonne) in the six months ended June 30, 2008 as compared to $182 per short ton in 2007 for the second quarter. This net sales price compares to our average posted price in this six month periods for red granular FOB Carlsbad, NM, of $465 per short ton in 2008, and $209 in 2007. Our gross margin as a percent of net sales was 62 percent in the period from April 25, 2008 through June 30, 2008, 48 percent in the period from January 1, 2008 through April 24, 2008, as compared to 27 percent in the first half of 2007. This increase in gross margin has been driven as a direct result of commodity pricing.

Selected Operations Data

The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. The pro forma information is presented as a means to enhance reader comparability. The assumptions utilized in the preparation of the comparative pro forma information are described in Item 1A. of this document.

	Intrepid Potash, Inc. April 25, 2008 through June 30, 2008	Intrepid Mining LLC (Predecessor) January 1, 2008 through April 24, 2008	Combined Six Months ended June 30, 2008	Six Months ended June 30, 2007	Change between Periods
Sales volume (in thousands of short tons):
Potash	157	269	426	454	(28)

Langbeinite	34	107	141	100	41

Gross sales (in thousands)
U.S.	$75,832	$96,359	$172,191	$95,153	$77,038
International	4,330	13,061	17,391	9,127	8,264

Total	80,162	109,420	189,582	104,280	85,302
Freight costs (in thousands)
U.S.	3,055	8,168	11,223	9,097	2,126
International	482	4,191	4,673	1,901	2,772

Total	3,537	12,359	15,896	10,998	4,898
Net sales (in thousands)
U.S.	72,777	88,191	160,968	86,056	74,912
International	3,848	8,870	12,718	7,226	5,492

Total	$76,625	$97,061	$173,686	$93,282	$80,404

Potash statistics (per short ton):
Net sales price	$447	$309	$360	$182	$178
Cost of goods sold (exclusive of items shown separately below)	140	138	139	120	19
Depreciation, depletion and amortization	8	8	8	7	1
Royalties	16	10	12	6	6
By-product credit	(9)	(13)	(12)	(8)	(4)

Total potash cost of goods sold	$155	$143	$147	$125	$22

Warehousing and handling costs	6	6	6	4	2

Average potash gross margin:	$286	$160	$207	$53	$154

Langbeinite statistics (per short ton):
Net sales price	$191	$130	$145	$109	$36
Cost of goods sold (exclusive of items shown separately below)	89	77	78	74	4
Depreciation, depletion and amortization	11	10	10	13	(3)
Royalties	7	7	7	6	1

Total langbeinite cost of goods sold	$107	$94	$95	$93	$2

Warehousing and handling costs	8	6	7	4	3

Average langbeinite gross margin	$76	$30	$43	$12	$31

Outlook for the Remainder of 2008

Potash Prices

The commodity price for potash has been and will continue to be the most significant driver of our business and profitability for the year. Our posted price for red granular product FOB Carlsbad, NM, continues to increase, as shown earlier. Actual prices realized in the market will vary due to the timing and receipt of orders, among other factors. Our assessment is that the basic supply and demand fundamentals that are driving the market for potash indicate that supply is currently the limiting factor as demand needs have outstripped supply.

Capital Investment

We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each facility, we have developed a three-part investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production. Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operation with production efficiency and debottlenecking projects and the permitting for the HB solar solution mine. We are also evaluating several of our capital projects to assess if, given the current commodity price market, it is sensible to accelerate projects that were slated for future periods. The project management aspect of our capital program is quite important and we need to ensure that we balance the desire to accelerate projects with the need to manage the projects effectively and efficiently.

The timing of capital expenditures under our 2008 plan, described below, is dependent on the issuance of permits and completion of design work and engineering studies, some of which are beyond our direct control. Certain projects have been scheduled around our annual maintenance turnaround for the Carlsbad operations, which are anticipated during the fourth quarter of 2008. As a result of these different factors affecting our schedule, our anticipated capital expenditures in 2008 are heavily weighted toward the second half of the year. If permitting is delayed or engineering needs to further investigate alternative designs or contingencies, the capital investment anticipated in 2008 may be deferred. The timing related to the commencement of construction of the HB solar solution mine is highly dependent upon the receipt of permitting. Once permitting is obtained, construction will begin and first production will result approximately one year later with full production anticipated approximately two years after permits are obtained and construction begins.

Total capital investment in 2008 is expected to remain at approximately $80 to $95 million. Our capital expenditures related to the HB Mine in 2008 will likely be reduced to $5 million to $15 million from an anticipated $20 million to $25 million. This is a deferral of the investment on the project, which is a result of the anticipated timing of the permitting. Despite the reduction in spending on the HB Mine, we have been able to add projects and accelerate some 2009 projects at our Carlsbad facilities, which we expect to improve the reliability of our facilities. Our capital investment plan, which includes approximately $25 to $27 million to replace assets needed to maintain production, $15 to $18 million to improve and modernize equipment, $30 to $40 million (HB is $5 to $15 million of this amount) to increase production as described more fully below, and $10 million, which we expect will be reimbursed by our insurer, to complete the replacement of the East Mine warehouse. Of the $15 to $18 million planned to improve and modernize equipment, approximately $9 million is planned for underground mining equipment and other equipment we would previously have leased. We believe our cash flow and liquidity will be adequate to fund the capital investment program in 2008. Capital investments, including accruals, for the six months ended June 30, 2008, totaled $23.9 million. This total is comprised of $8.5 million in the period from April 25, 2008 through June 30, 2008 and $15.4 million for the period from January 1, 2008 through April 24, 2008. Of this total $23.9 million, approximately $9.0 million is to replace assets needed to maintain production, $9.4 million to improve and modernize equipment, $2.0 million to increase production related primarily to the HB Mine and $3.5 million towards replacing the East Mine warehouse. Of the $9.4 million expenditure to improve and modernize equipment, approximately $6.6 million was for underground mining equipment and other equipment we would previously have leased.

In 2008, we expect to have undertaken or plan to undertake the following projects to improve and increase production:

•

Begin construction of the HB Mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of $78 to $88 million to be completed approximately two years from the date of permitting, with approximately $5 to $15 million budgeted to be invested in 2008, though the timing of this spending depends on the permitting process. On March 10, 2008, we submitted an application for an Underground Injection Control and Discharge Permit to the New Mexico Environmental Department relating to the HB Mine project and have since received the Administrative Completeness Determination to our application. As various permits are received, we may begin applicable phases of construction for the HB Mine. We have ongoing meetings with the Bureau of Land Management (“BLM”) on the aspects of the project, and we submitted the Mine Plan Modification at the end of May 2008. We expect to file the Environmental Assessment associated with the HB Mine in the near future. As described previously, the timing of the capital investment related to the development of the HB Mine is dependent on the timing of approval of all necessary permitting and the project will take approximately two years from that date to reach completion and full solar-pond capacity;

•

Install a horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West Mine for a total estimated cost of $13 to $15 million which is expected to be completed in 2009. Approximately $9 million associated with this project is expected to be invested in the fourth quarter of 2008 and the first quarter of 2009. The engineering is substantially complete and we have selected a construction contractor. We are also progressing on our potash recovery project and expect to have the system installed on a similar timing as the storage system;

•

Install new thickeners in the second half of 2008 to improve potash recoveries at our East Mine. On-site civil engineering related to this project is being performed and major process pieces are being fabricated off-site. Final installation is expected to occur during the East Mine scheduled maintenance turnaround in the fourth quarter of 2008 and requires expenditures of $5 million to $6 million;

•

Progress on a langbeinite recovery project at the East Mine with a total estimated capital expenditure of $10 to $15 million. This project is expected to be completed in 2010, with approximately $1 million to $2 million to be invested in the second half of 2008;

•

Add a series of solution mining caverns at the Moab Mine, a project with a total estimated capital expenditure of $5 to $6 million. We are in the final stages of engineering, and we expect to commence the project in the fourth quarter of 2008 and complete the Moab well system in the first half of 2009; and

•

Add two deep brine wells at our Wendover facility with a total estimated capital expenditure of $2 to $3 million. We are prepared to drill and complete these wells over the next three quarters, with benefits expected after the summer of 2009 evaporation season. We originally had budgeted for one well, but have escalated the drilling program to accelerate potash production further and provide even greater predictability of brine availability in the summer to increase production.

During the second quarter we initiated a pre-feasibility study of the North Mine to assess the reopening of the North Mine. The North Mine is currently idle, but has two concrete lined shafts, utilities, brine disposal, tailings disposal, permits, and other infrastructure in place that make it possible to reopen the mine at a capital cost much less than a greenfield project.

All figures for future capital spending are initial estimates that are subject to change as the projects are further developed.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through funds generated by operations and through borrowings under our existing senior credit facility. We believe that the net proceeds retained by Intrepid from the IPO, cash flow from operations and available borrowings under our senior credit facility will be sufficient to fund our operations and our capital spending program. As described, a portion of the gross proceeds from the IPO have been used to repay all borrowings under the credit facility. As of June 30, 2008, and December 31, 2007, we had cash and cash equivalents of $89.8 million for Intrepid and $2.0 million for Mining, respectively. As of June 30, 2008 and December 31, 2007, we had $124.9 million and $69.7 million available, respectively, under the revolving portion of our existing senior credit facility.

Operating Activities

There are no directly comparable periods for an analysis of operating activities, however the discussion will focus on significant trends in each historical period presented. Total cash provided by operating activities in the period from April 25, 2008, through June 30, 2008, was $42.9 million. Cash provided by operating activities for the predecessor entity for the period January 1, 2008 through April 24, 2008, was $26.0 million. The upward trend in cash provided by operating activities in the second quarter of 2008 is due primarily to increases in net income driven by realized sales price for potash and langbeinite, partially offset by increased accounts receivable resulting from higher sales. As a non-operating item included in net income, insurance settlements provided $7.0 million for the period from January 1, 2008 through April 24, 2008, and are deducted in determining cash flow from operations. Trade accounts receivable increased $16.9 million in from December 31, 2007, to June 30, 2008, as a result of increased pricing and revenues. Inventory balances increased by approximately $4.0 million from December 31, 2007, to June 30, 2008, primarily due to increased values of work-in-process inventory at our Moab and Wendover production facilities and by increases in red and white standard grade potash at the New Mexico facility. The Moab facility routinely has a period during the summer when the brine in the ponds is in the evaporation stage and when the production mills are not running. In this situation, there is an increase in inventory costs in the summer months.

Investing Activities

Total cash used in investing activities accumulated to $13.7 million for the first six months of 2008. This was comprised of $5.9 million being invested in the period from April 25, 2008 through June 30, 2008 and $7.8 million in the period from January 1, 2008 through April 24, 2008. The cash invested in property, plant and equipment has comprised the majority of the cash outflow. The combined cash investment for property, plant and equipment through June 30, 2008 was $21.0 million, $6.7 million greater than in the first six months of 2007. In the period from January 1, 2008 through April 24, 2008 as well as in the first six months of 2007, we received $7.0 million of insurance settlements related to property damage, which we used toward the construction of warehouses at the East Mine. As described previously, we do anticipate that the pace of capital project investments will increase throughout 2008. Capital projects will continue to constitute the majority of our cash outflows from investing activities.

Financing Activities

Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through June 30, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, the predecessor entity, in connection with the formation transactions described previously. Debt of $86.9 million was repaid in the period from April 25, 2008 through June 30, 2008.

Existing Senior Credit Facility

In conjunction with the formation transactions described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008, $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the exchange agreement, and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result of this repayment, the $50 million term loan has been canceled and the Company now has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of June 30, 2008. Prior to the repayment of the term loan, the $50 million term loan required a principal repayment of $1.25 million each quarter beginning June 29, 2007, of which $5.0 million was classified as current at December 31, 2007. As of June 30, 2008, the Company had $0.1 million of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the amount available for borrowing above.

In conjunction with the closing of the IPO, the Fourth Amendment of the Third Amended and Restated Credit Agreement was entered into on April 25, 2008. This amendment replaced Mining with Intrepid as borrower, removed IOG from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid is not greater that 2.5:1.0 immediately before and immediately after the distribution. The Third Amended and Restated Credit Agreement was entered into on March 9, 2007. At that time, Mining and US Bank National Association (the “Bank”) entered into a new credit agreement to retire the note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended, is a syndicated facility led by the Bank as the agent bank and provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Mining. Obligations are cross-collateralized between all of Mining’s legal entities, parent and subsidiaries.

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

The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain the following: at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges of 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on June 30, 2008.

The Third Amended and Restated Credit Agreement required us to maintain interest rate derivatives to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan. Historically, we maintained derivative hedging contracts that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the credit agreement, we have left the interest rate swap agreements in place taking the view that interest rates will rise and that the cost of settling the derivatives will be relatively beneficial as compared to closing out the contracts. Notional amounts for which the rate has been fixed as of June 30, 2008, are displayed below:

Termination Date	Notional Amount (In Thousands)	Weighted Average Fixed Rate
December 31, 2008	$20,150	4.96%
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

The weighted average notional amount outstanding as of June 30, 2008 and the weighted average 3-month LIBOR rate locked-in via these derivatives are $32.9 million and 5.1 percent. Exclusive of the impact of the derivatives, the weighted average interest rate for the period from April 1, 2008 through April 24, 2008 was 5.2 percent and the weighted average interest rate for the period from January 1, 2008 through April 25, 2008 was 6.4 percent. The interest rate paid under our existing senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

As of June 30, 2008, we had contractual obligations totaling $56.3 million, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated. The associated imputed interest matches the presentation in this table.

	Payments due by period (in thousands)
	Total	Q3 – Q4, 2008	2009	2010	2011	2012	2013	2014 and later
Current and long-term debt(1)	$—	$—	$—	$—	$—	$—	$—	$—
Operating lease obligations(2)	17,221	3,236	4,797	3,967	3,258	878	668	417
Purchase commitments(3)	1,119	1,119	—	—	—	—	—	—
Pension obligations(4)	7,757	50	127	144	183	199	206	6,848
Asset retirement obligation(5)	18,556	—	—	—	—	—	—	18,556
Minimum royalty payments(6)	11,653	228	457	457	457	457	457	9,140

Total	$56,306	$4,633	$5,381	$4,568	$3,898	$1,534	$1,331	$34,961

(1)	All debt obligations were repaid immediately subsequent to the closing of the Company’s IPO and therefore no amounts are presented as outstanding on this table.

(2)	All operating lease payments inclusive of anticipated sales tax and railcar leases classified as a freight cost.

(3)	Purchase contractual commitments include the approximate amount due vendors in the event of the cancellation of purchase commitments for materials and services.

(4)	Pension distributions as estimated by our actuaries.

(5)	We are obligated to reclaim and remediate lands which our operations have disturbed, but because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2014. Commitments shown are in today’s dollars and undiscounted.

(6)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25 year life, consistent with estimated useful lives of plant assets.

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

Pro Forma Results of Operations for the Quarters Ended June 30, 2008 and 2007

Operating Results

Net Sales and Freight Costs

The following table presents potash and langbeinite sales and production for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (predecessor) Period from April 1, 2008 through April 24, 2008	Adjusted Pro forma for the quarter ended June 30, 2008	Adjusted Pro forma for the quarter ended June 30, 2007	Change between the Adjusted Pro forma Results	% Change
Production:
Potash (thousands of short tons)	155	55	210	210	—	—

Langbeinite (thousands of short tons)	40	18	58	41	17	41%

Sales:
Potash (thousands of short tons)	157	56	213	245	(32)	(13)%

Langbeinite (thousands of short tons)	34	13	47	52	(5)	(10)%

Net Sales:
Potash (in millions)	$70.1	$20.4	$90.5	$45.1	$45.4	101%
Langbeinite (in millions)	$6.5	$2.4	$8.9	$5.6	$3.3	59%
Net sales per short ton:
Potash	$447	$364	$425	$182	$243	134%
Langbeinite	$191	$181	$188	$109	$79	72%

Net sales of potash increased $45.4 million, or 101 percent, from $45.1 million for the quarter ended June 30, 2007, to $90.5 million for the three months ended June 30, 2008, due primarily to an average increase in sales price of 134 percent resulting from strong potash demand. Higher potash sales volumes in 2007 were possible using inventory whereas in 2008 we are allocating sales from production. Net sales of langbeinite increased $3.3 million, or 59 percent, from $5.6 million for the quarter ended June 30, 2007, to $8.9 million for the three months ended June 30, 2008, due primarily to an increased volume of sales related in large part to an average price increase of 72 percent. Production of langbeinite increased 41 percent in the second quarter of 2008 compared to the same period in 2007 due primarily to higher langbeinite ore grades and improved recovery rates, in part related to greater experience in langbeinite production since ramp-up in 2006. The higher concentration of langbeinite in the ore is coupled with a lower concentration of potash, so the offset to improved langbeinite production was lower potash production at the East Mine. This is a mixed ore body and has variability from one operating panel to another. Over time, the grades tend to revert to historical averages, but periodic swings will occur from quarter to quarter.

Freight costs increased $0.4 million, or 7 percent, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price. Freight costs increased in part due to higher rail rates, partially offset by a $0.6 million decrease in export freight between the quarters ended June 30, 2008 and 2007.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and langbeinite for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (predecessor) Period from April 1, 2008 through April 24, 2008	Adjusted Pro forma for the quarter ended June 30, 2008	Adjusted Pro forma for the quarter ended June 30, 2007	Change between the Adjusted Pro forma Results	% Change
Cost of sales (in millions)	$28.0	$10.2	$38.3	$36.4	$1.9	5%
Cost per short ton of potash sold(1)	$155	$159	$156	$126	$30	24%
Cost per short ton of langbeinite sold(2)	$107	$96	$99	$98	$1	1%

(1)	Per short ton potash costs include $9 and $6 of depreciation expense in the second quarter of 2008 and 2007, respectively.

(2)	Per short ton langbeinite costs include $10 and $14 of depreciation expense in the second quarter of 2008 and 2007, respectively.

The pro forma cost of goods sold per short ton of potash increased $30 per ton, or 24 percent, from $126 per short ton for the quarter ended June 30, 2007, to $156 per short ton for the three months ended June 30, 2008. Potash costs per short ton increased in the second quarter of 2008 due primarily to costs increasing while potash production levels remained relatively constant. The total pro forma cost of goods sold of our langbeinite increased $1 per short ton, or 1 percent, from $98 per short ton for the three months ended March 31, 2007 to $99 per short ton for the three months ended March 31, 2008. Total production costs for langbeinite increased approximately 60 percent in the quarter ended June 30, 2008 relative to the same quarter of 2007, yet because of the increased production, the overall increase in per short ton costs was minimal.

Pro forma cost of goods sold increased $1.9 million, or 5 percent, from $36.4 million in the quarter ended June 30, 2007, to $38.3 million in the three months ended June 30, 2008. Costs that increased materially during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, included labor and contractor, maintenance material, natural gas, and royalty expenses. Labor and contractor costs increased $3.1 million, or 35 percent, in the second quarter of 2008 due to contract maintenance projects, the addition of personnel to increase our maintenance staff and implement a trainee program, increased bonus accruals, and wage increases. Maintenance material costs increased $2.2 million, or 52 percent, in the second quarter of 2008 principally due to the increased level of maintenance projects. Royalty expense increased $1.8 million, or 101 percent, in the second quarter of 2008 due to increased sales revenue and higher langbeinite sales, which incur a slightly higher average royalty than potash sales. Other increases in cost of goods sold followed from increased benefit, natural gas, depreciation, operating supply, consulting, and other expenses.

Natural gas expense increased $0.8 million in the second quarter of 2008 relative to the second quarter of 2007. Increases in rates paid caused a $1.6 million increase, offset in part by $0.8 million in reduced losses, realized and unrealized, from natural gas derivatives.

By-product sales credits reduced cost of goods sold by $1.9 million and $1.5 million in the three months ended June 30, 2008 and the quarter ended June 30, 2007, respectively.

Selling and Administrative Expenses

Pro forma selling and administrative expenses increased $1.3 million on a pro forma basis in the second quarter of 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 21 percent increase from $6.1 million for the quarter ended June 30, 2007, to $7.4 million for the three months ended June 30, 2008. Selling and administrative expenses increased in the second quarter of 2008 due primarily to larger accruals for annual bonuses based on overall Company performance and increased administrative and management staff associated with becoming a publicly traded company offset in part by a decrease in miscellaneous other expenses.

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. We refer to this as the “Potash Area dispute in New Mexico”. We are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. Expenses related to this Potash Area dispute in New Mexico decreased from $0.7 million in the quarter ended June 30, 2007 to $0.3 million in the three months ended June 30, 2008.

Other Income (Expense)

Pro forma other income (expense) resulted in total other income of $1.1 million compared to a total other expense of nil, primarily due to the minimal expenses that were filed against an insurance claim in the second quarter of 2008, as compared to the $0.8 million of such expenses having been recognized in the second quarter of 2007. Pro forma interest expense changed from income of $1.2 million in the three months ended June 30, 2008 from income of $0.6 million in 2007, due primarily to the timing of unrealized gains on interest rate swaps reflecting the increase in their fair market value as market rates increased in the second quarter of 2008. Interest income of $0.3 million was generated in the three months ended June 30, 2008 principally on the cash held by the Company. There was virtually no interest income in the second quarter of 2007.

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico resulting in a property loss claim. For the three months ended June 30, 2008 and the quarter ending June 30, 2007, no insurance settlements were received but expenses of $0 million and $0.8 million, respectively, were recognized for expenditures to be claimed. Through June 30, 2008, the Company has received $21.1 million of insurance property settlement payments. The warehouse’s replacement cost is expected to be approximately $26.0 million and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized as settlements are agreed upon.

Pro Forma Results of Operations for the Six-Months Ended June 30, 2008 and 2007

Operating Results

Net Sales and Freight Costs

The following table presents potash and langbeinite sales and production for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (predecessor) Period from January 1, 2008 through April 24, 2008	Adjusted Pro forma for the six months ended June 30, 2008	Adjusted Pro forma for the six months ended June 30, 2007	Change between Periods	% Change
Production:
Potash (thousands of short tons)	155	280	435	427	8	2%

Langbeinite (thousands of short tons)	40	74	114	86	28	33%

Sales:
Potash (thousands of short tons)	157	269	426	454	(28)	(6)%

Langbeinite (thousands of short tons)	34	107	141	100	41	41%

Net Sales:
Potash (in millions)	$70.1	$83.3	$153.4	$81.9	$71.5	87%
Langbeinite (in millions)	$6.5	$13.8	$20.3	$11.4	$8.9	78%
Net sales per short ton:
Potash ($/short ton)	$447	$309	$360	$182	$178	98%
Langbeinite ($/short ton)	$191	$130	$145	$109	$36	33%

Net sales of potash increased $71.5 million, or 87 percent, from $81.9 million for the six-months ended June 30, 2007, to $153.4 million for the six-months ended June 30, 2008 due primarily to an average increase in sales price of 98 percent resulting from strong potash demand. Higher potash sales volumes in 2007 were possible using inventory whereas in 2008 we are allocating sales from production. Net sales of langbeinite increased $8.9 million, or 78 percent, from $11.4 million for the six-months ended June 30, 2007, to $20.3 million for the six-months ended June 30, 2008 due both to a 41 percent increase in the volume of sales and a 33 percent increase in the average price. Production of langbeinite increased 33 percent in the second quarter of 2008 compared to the same period in 2007 due primarily to higher langbeinite ore grades and improved operating rates, in part related to greater experience in langbeinite production since ramp-up in 2006. The higher concentration of langbeinite in the ore is coupled with a lower concentration of potash, so the offset to improved langbeinite production was lower potash production at the East Mine. This is a mixed ore body and has variability from one operating panel to another.

Freight costs increased $4.9 million, or 45 percent, for the six-months ended June 30, 2008, compared to the six-months ended June 30, 2007, due primarily to increases in export shipments to China. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and langbeinite for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through June 30, 2008	Intrepid Mining LLC (predecessor) Period from January 1, 2008 through April 24, 2008	Adjusted Pro forma for the six-months ended June 30, 2008	Adjusted Pro forma for the six-months ended June 30, 2007	Change between Periods	% Change
Cost of sales (in millions)	$28.0	$48.6	$77.1	$66.6	$10.5	16%
Cost per short ton of potash sold(1)	$155	$143	$147	$125	$22	18%
Cost per short ton of langbeinite sold(2)	$107	$94	$95	$93	$2	2%

(1)	Per short ton potash costs include $8 and $7 of depreciation expense in the six months ended June 30, of 2008 and 2007, respectively.

(2)	Per short ton langbeinite costs include $10 and $13 of depreciation expense in the six months ended June 30, of 2008 and 2007, respectively.

The pro forma cost of goods sold per short ton of potash increased $22, or 18 percent, from $125 per short ton for the six-months ended June 30, 2007 to $147 per short ton for the six-months ended June 30, 2008. Potash costs per short ton increased in the first quarter of 2008 due primarily to costs increasing more than production volumes. The increased cost of goods sold amounts in the first six-months of 2008 were partially offset by an approximately $1 million reduction in cost of goods sold related to an increased inventory valuation of our pond inventory at Wendover and Moab. Total production costs for langbeinite increased approximately 55 percent in the six-months ended June 30, 2008; however it resulted in only a $2 per short ton increase because of higher incremental production over this period.

Pro forma cost of goods sold increased $10.5 million, or 16 percent, from $66.6 million in the six-months ended June 30, 2007 to $77.1 million in the six-months ended June 30, 2008. Costs that increased materially during the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007 included labor and contractor, benefits, maintenance material, natural gas, royalty, depreciation, and other expenses. Labor and contractor costs increased $5.9 million, or 35 percent, in the first six-months of 2008 due to contract maintenance projects, the addition of personnel to increase our maintenance staff and implement a trainee program, increased bonus accruals, and wage increases. Maintenance material costs increased $4.3 million, or 50 percent, in the first six-months of 2008 principally due to the increased level of maintenance projects. Royalty expense increased $2.8 million, or 81 percent, in the first six-months of 2008 due to increased sales revenue and higher langbeinite sales, which incur a slightly higher average royalty than potash sales. Benefit expenses increased $1.1 million, or 23 percent, in the first six-months of 2008 principally due to the increased levels of employment. Depreciation expense increased $1.0 million, or 27 percent, in the first six-months of 2008 based on new capital additions over the prior year. Other increases in cost of goods sold followed from increased insurance, operating supply, consulting, and employee recruitment expenses.

Natural gas expense increased $2.4 million in the six-months ended June 30, 2008 due principally to higher market rates. Higher rates drove $2.2 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million increase in the expense.

By-product sales credits reduced cost of goods sold by $5.0 million and $3.8 million in the six-months ended June 30, 2008 and the six-months ended June 30, 2007, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.4 million on a pro forma basis in the first half of 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 31 percent increase, from $10.9 million for the six-months ended June 30, 2007 to $14.3 million for the six-months ended June 30, 2008. Pro forma selling and administrative expenses increased in the first half of 2008 due primarily to larger accruals for annual bonuses based on overall Company performance, increased administrative and management staff associated with becoming a publicly traded company, and miscellaneous other expenses.

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. We refer to this as the “Potash Area dispute in New Mexico”. We are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. Expenses related to this Potash Area dispute in New Mexico decreased from $0.8 million in the six-months ended June 30, 2007 to $0.6 million in the six-months ended June 30, 2008.

Other Income (Expense)

Pro forma other income (expense) was a net expense of $0.6 million for the six-months ended June 30, 2007, and a net income of $6.5 million for the six-months ended June 30, 2008, the change due primarily to insurance settlements in excess of property losses. Pro forma interest expense changed to an income of $0.4 million in the six-months ended June 30, 2008 from an expense of $0.2 million in the six-months ended June 30, 2007 due to the timing of gains and losses on interest rate swaps. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second quarter of 2008.

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico resulting in a property loss claim. For the six-months ended June 30, 2008 and the six-months ended June 30, 2007, insurance settlements in excess of property losses of $7.0 million and $0 million, respectively, were recognized for proceeds received in connection with the East Mine wind-shear claim. For the six-months ended June 30, 2008 and the six-months ended June 30, 2007, expenses of $0 million and $0.7 million, respectively, were incurred and yet to be reimbursed. Through June 30, 2008, the Company has received $21.1 million of insurance settlement payments. The warehouse’s replacement cost is expected to be approximately $26.0 million and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized as settlements are agreed upon.

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

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however revenue is recognized for these transactions upon shipment when the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid’s current published prices or upon negotiated short-term purchase orders from customers. Sales are final with customers not having any right of return.

We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill for freight, packaging, and certain other distribution costs only on the portion of our sales for which we are responsible as many customers often arrange for and pay for these costs.

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

Income Taxes—Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and any credit carryforwards. Deferred tax assets and liabilities are measured at enacted tax rates. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

During June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation upon formation in 2007. Neither the impact of the Company’s adoption of FIN 48, nor the assessment of its tax positions in accordance with FIN 48 have a material effect on Intrepid’s results of operations, financial condition or liquidity.

Before completion of its IPO in April 2008, Mining operated as a limited liability company, which did not pay federal or state income taxes. Mining’s taxable income or loss has been included in the state and federal tax returns of its members.

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

Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average basic common shares outstanding for the respective period.

Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted share awards. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. The Company has no anti-dilutive securities. Following the lapse of the vesting period of restricted stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

Stock Based Compensation—Intrepid accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service period as there are no performance or market conditions.

Recent Accounting Pronouncements

During December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for financial statements issued by Intrepid beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their “full fair values” on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued by Intrepid beginning in 2009. The impact of the enhanced disclosure requirements are not expected to have any effect on Intrepid’s results of operations, financial condition or liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Fluctuations and Exchange Rates

We typically have low balances of accounts receivable denominated in Canadian dollars, or loonies, and, as a result, we have minimal direct foreign exchange risk. However, there is an indirect foreign exchange risk as described below.

Currency fluctuations and exchange rates can play a role in potash pricing. The U.S. imports the majority of its potash from Canada and Russia. When the loonie and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the loonie and ruble thus tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. When the loonie and ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices to increase sales volumes. A decrease in the net realized sales price of our potash would adversely affect our operating results.

Commodity Prices, Geographic Concentration, and Interest Rate Fluctuations

Please see discussion of these subjects in our final prospectus filed on April 23, 2008. While the Company is not presently subject to interest rate fluctuations on debt, having repaid our debt subsequent to the IPO, we are still subject to interest rate fluctuations on our interest rate derivatives, such derivatives being described in this document.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. Through the proceedings described below, we are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. We are also pursuing similar objectives with the State of New Mexico with respect to drilling on state lands in the Potash Area.

Potash Association of New Mexico v. United States Department of the Interior, et al., pending in the United States District Court for the District of New Mexico. We are not a party to this action, which does not currently involve any claims against us. We are a member of the Potash Association of New Mexico, or PANM, and in that capacity we are participating in this action. On December 6, 2006, PANM commenced this challenge of certain holdings of the Interior Board of Land Appeals, or IBLA, in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, commenced July 29, 1992, involves appeals of the denial of 72 applications for permits to drill, or APDs, for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior, or the Secretarial Order, relating to the Potash Area. The holdings being appealed relate to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. If this appeal is not successful, it may result in the BLM granting the APDs that are the subject of IMC Kalium, or APDs for other wells, on or near our potash leases that the BLM would not grant if the appeal is successful. Such wells would interfere with the ability to mine the potash reserves and other potash deposits within a reasonable safety buffer around the wells.

Intrepid Potash–New Mexico, LLC v. BLM. We filed this appeal on September 19, 2006, challenging the BLM’s approval of 11 APDs located approximately one and one-half miles east of our East Mine near Carlsbad, New Mexico. This appeal does not currently involve any claims against us, and current potash leases do not cover the lands on which these wells would be drilled. We argue in this appeal that: (i) BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling and (ii) BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. The IBLA has granted our motion to stay BLM’s approval of the APDs pending resolution of the appeal, citing the IBLA’s prior decision in IMC Kalium in finding that the BLM may not approve the APDs unless its potash mapping standard is updated using the latest data and technology available, and finding that Intrepid had demonstrated a likelihood that it would prevail in its argument that the mapping standard is deficient in this respect. If Intrepid’s appeal is not successful, the BLM may grant APDs for wells in areas that we believe contain potash reserves or other commercially recoverable potash deposits but that the BLM is unwilling to recognize unless we drill additional core holes to corroborate the electric log data relied on by Intrepid. There is no assurance that we would be able to obtain the necessary permits for such core holes and drill such core holes quickly enough to substantiate the presence of commercially recoverable potash prior to the drilling of the wells. Such wells would interfere with our ability to mine the potash deposits within a reasonable safety buffer around the wells.

Protests of Pending APDs. As of June 30, 2008, Intrepid has protested approximately 24 additional APDs in the Potash Area on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed in 2006 and 2007, do not currently involve any claims against us. Intrepid’s protests are based on the arguments advanced in the proceedings described above, and additional arguments including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, the wells would interfere with our ability to mine the potash reserves and other potash deposits within a reasonable safety buffer around the wells.

In particular, Intrepid has recently intervened in a proceeding before the New Mexico Oil Conservation Division in support of the Division’s denial of the APD for the Laguna State “16” Well No. 2, proposed by Fasken Oil & Ranch Ltd (Case No. 14116), which would be located on state lands approximately half a mile from the workings of the Intrepid’s North Mine. A hearing before a Division examiner occurred on June 27th and 30th of this year and is continuing. Any decision by the hearing examiner may be appealed to the New Mexico Oil Conservation Commission.

We are subject to claims and legal actions in the ordinary course of business. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our quarterly report on Form 10-Q filed on June 2, 2008 with the Securities and Exchange Commission for the quarterly period ended March 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an Exchange Agreement dated April 21, 2008, by and between Intrepid and Mining, and in connection with the completion of the IPO, on April 25, 2008, Intrepid issued 40,339,000 shares of its common stock and paid approximately $757.4 million of the net proceeds of the IPO to Mining in exchange for all of Mining’s assets other than cash. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in this transaction. The purchaser of the securities had adequate access, through business or other relationships, to information about us.

Use of Proceeds from the Sale of Registered Securities

We sold 34,500,000 shares of our common stock in our initial public offering, including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option. The registration statement on Form S-1 (File No. 333-148215) filed in connection with our initial public offering was declared effective by the SEC on April 21, 2008. The offering commenced on April 21, 2008 and closed on April 25, 2008. The representatives of the underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Mining in corporate form after the initial public offering. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining.

All 34,500,000 shares of our common stock sold in the offering were sold at the initial public offering price of $32.00 per share, for an aggregate offering price of $1.104 billion. We received aggregate net proceeds of approximately $1.032 billion, after deducting underwriting discounts, commissions and other transaction costs of approximately $71.5 million. On April 25, 2008, pursuant to an Exchange Agreement dated April 21, 2008, by and between Intrepid and Mining, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 of our common stock, approximately $757.4 million of the net proceeds of the initial public offering, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of

Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. Upon the closing of our initial public offering, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the offering. The remaining approximately $52.7 million of net proceeds from the offering were retained by Intrepid and are being used to fund production expansions and other growth opportunities and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with our initial public offering Mining was dissolved on April 25, 2008. On that date, all of Mining’s liabilities were provided for and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

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

No matters were submitted to a vote of security holders during the three months ended June 30, 2008.

In connection with our initial public offering discussed further under Part II, Item 2 above, on April 20, 2008, the sole stockholder of the 1,000 shares of our common stock then outstanding adopted resolutions by written consent concerning the following matters:

•	Approval of our restated certificate of incorporation;

•	Approval of the Intrepid Potash, Inc. Short-Term Incentive Plan; and

•	Approval of the Intrepid Potash, Inc. 2008 Equity Incentive Plan.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc. (1)

3.2	Amended and Restated Bylaws of Intrepid Potash, Inc. (1)

10.1	Form of Indemnification Agreement. (1) +

10.2	Exchange Agreement between Intrepid Potash, Inc. and Intrepid Mining LLC, dated as of April 21, 2008. (1)

10.3	Director Designation and Voting Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC. (2)

10.4	Registration Rights Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation and Potash Acquisition, LLC. (2)

10.5	Third Amended and Restated Credit Agreement, dated as of March 9, 2007, by and among Intrepid Mining LLC, Intrepid Potash–Moab, LLC, Intrepid Potash–New Mexico, LLC, Intrepid Potash–Wendover, LLC, U.S. Bank National Association and the Lenders named therein. (3)

10.6	First Amendment of Third Amended and Restated Credit Agreement, dated as of May 23, 2007, by and among Intrepid Mining LLC, Intrepid Potash–Moab, LLC, Intrepid Potash– New Mexico, LLC, Intrepid Potash–Wendover, LLC, U.S. Bank National Association and the Lender named therein. (3)

10.7	Second Amendment of Third Amended and Restated Credit Agreement, dated as of September 11, 2007, by and among Intrepid Mining LLC, Intrepid Potash–Moab, LLC, Intrepid Potash–New Mexico, LLC, Intrepid Potash–Wendover, LLC, U.S. Bank National Association, on behalf of the Existing Lenders (as defined therein), and the Additional Lenders (as defined therein). (3)

10.8	Third Amendment of Third Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among Intrepid Mining LLC, Intrepid Potash–Moab, LLC, Intrepid Potash–New Mexico, LLC, Intrepid Potash–Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein). (3)

10.9	Fourth Amendment of Third Amended and Restated Credit Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Intrepid Mining LLC, Intrepid Potash–Moab, LLC, Intrepid Potash–New Mexico, LLC, Intrepid Potash–Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein). (2)

10.10	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III. (2) +

10.11	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr. (2) +

10.12	Intrepid Potash, Inc. 2008 Equity Incentive Plan. (4) +

10.13	Intrepid Potash, Inc. Short Term Incentive Plan. (5) +

10.14	Intrepid Potash, Inc. 2008 Senior Management Performance Incentive Plan. (5) +

10.15	Form of Restricted Stock Grant Agreement. (3) +

10.16	Form of Director Stock Grant Agreement. (3) +

10.17	Aircraft Dry Lease dated as of June 12, 2008, by and between BH Holdings LLC and Intrepid Potash, Inc. (6)

Exhibit No.	Description
10.18	Amendment No. 1 to Intrepid Potash, Inc. 2008 Equity Incentive Plan dated as of July 1, 2008. *+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash–Moab, LLC. (2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.
(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 17, 2008.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-150444) filed on April 25, 2008.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34025) filed on June 18, 2008.
*	Filed herewith.
**	Furnished herewith.
+	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 14, 2008	/s/ ROBERT P. JORNAYVAZ III
Robert P. Jornayvaz III
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	/s/ DAVID W. HONEYFIELD
David W. Honeyfield
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)