Form 10-Q
period 2008-09-30
Intrepid Potash, Inc.
filed 2008-11-12
CIK 1421461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, 74,843,124 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC. and INTREPID MINING LLC

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	September 30, 2008	December 31, 2007	December 31, 2007
ASSETS
Cash and cash equivalents	$138,818	$1	$1,960
Accounts receivable:
Trade, net	47,360	—	23,251
Other receivables	202	—	264
Related parties	—	—	248
Inventory, net	23,062	—	18,501
Prepaid expenses and other current assets	6,667	—	3,223
Current deferred tax asset	279	—	—

Total current assets	216,388	1	47,447

Property, plant and equipment, net of accumulated depreciation of $25,374 and $0, respectively, for Intrepid Potash, Inc.; and $18,728 for Intrepid Minng LLC	105,255	—	63,519
Mineral properties and development costs, net of accumulated depletion of $6,009 and $0, respectively, for Intrepid Potash, Inc.; and $5,054 for Intrepid Mining LLC	22,986	—	23,255
Long-term parts inventory, net	5,105	—	4,634
Other assets	6,633	—	7,872
Non-current deferred tax asset	334,928	—	—

Total Assets	$691,295	$1	$146,727

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
Accounts payable:
Trade	$16,412	$—	$8,213
Related parties	113	—	—
Accrued liabilities	24,231	—	16,317
Income taxes payable	18,846	—	—
Current installments of long-term debt	—	—	5,005
Other current liabilities	889	—	781

Total current liabilities	60,491	—	30,316

Long-term debt, net of current installments	—	—	96,350
Accrued pension liability	716	—	646
Asset retirement obligation	8,723	—	7,779
Other non-current liabilities	995	—	1,239

Total Liabilities	70,925	—	136,330

Commitments and Contingencies

Members’ equity of Intrepid Mining LLC	—	—	11,035
Common stock of Intrepid Potash, Inc., $0.001 par value;
100,000,000 shares authorized and 74,843,124 shares outstanding at September 30, 2008, and 1,000 shares authorized and outstanding at December 31, 2007	75	—	—
Additional paid-in capital	545,457	1	—
Accumulated other comprehensive loss	(638)	—	(638)
Retained earnings	75,476	—	—

Total Stockholders’ / Members’ Equity	620,370	1	10,397

Total Liabilities and Stockholders’ / Members’ Equity	$691,295	$1	$146,727

See accompanying notes to these consolidated financial statements

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months Ended September 30, 2008	April 25, 2008 Through September 30, 2008	January 1, 2008 Through April 24, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Sales	$146,257	$226,420	$109,420	$52,859	$157,139
Less:
Freight costs	5,054	8,591	12,359	5,067	16,065
Warehousing and handling costs	1,976	3,216	2,235	1,173	3,516
Cost of goods sold	49,133	77,084	48,647	30,844	96,600

Gross Margin	90,094	137,529	46,179	15,775	40,958

Selling and administrative	9,394	14,708	6,034	4,484	10,805
Accretion of asset retirement obligation	185	299	198	145	434
Exploration and other	1,010	1,010	—	—	—

Operating Income	79,505	121,512	39,947	11,146	29,719

Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(643)	(457)	(2,456)	(2,622)	(6,587)
Interest income	440	720	46	19	60
Insurance settlements in excess of property losses	(1)	(33)	6,998	755	—
Other income (expense)	(108)	(594)	(42)	82	(187)

Income Before Income Taxes	79,193	121,148	44,493	9,380	23,005

Income Tax (Expense) Benefit	(29,474)	(45,665)	4	—	—

Net Income	$49,719	$75,483	$44,497	$9,380	$23,005

Weighted Average Shares Outstanding:
Basic	74,843,124	74,843,124

Diluted	75,002,839	74,991,166

Earnings Per Share:
Basic	$0.66	$1.01

Diluted	$0.66	$1.01

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2007	1,000	$—	$1	$—	$—	$1

Net loss	—	—	—	—	(7)	(7)

Balance, April 24, 2008	1,000	—	1	—	(7)	(6)

Sale of shares of common stock at $32.00 per share in initial public offering, net of underwriting fees of $66.2 million and offering costs of $5.3 million	34,500,000	35	1,032,318	—	—	1,032,353

Net equity contribution from Intrepid Mining LLC resulting from the execution of the exchange agreement; net of $9.4 million of cash and $18.9 million of debt retained by Intrepid Mining LLC	40,339,000	40	50,135	(638)	—	49,537

Cash distributed to Intrepid Mining LLC in exchange, in part, for the net assets and liabilities contributed pursuant to the exchange agreement	—	—	(757,395)	—	—	(757,395)

Formation distribution paid to Intrepid Mining LLC as part of the formation transaction	—	—	(135,360)	—	—	(135,360)

Deferred tax asset resulting from the tax basis of assets transferred to Intrepid Potash, Inc. from Intrepid Mining LLC plus step-up in tax basis of assets from the formation transactions	—	—	351,124	—	—	351,124

Stock-based compensation expense resulting from the issuance of restricted stock awards	—	—	4,534	—	—	4,534

Stock-based compensation to directors for shares issued	3,124	—	100	—	—	100

Net income	—	—	—	—	75,483	75,483

Balance, September 30, 2008	74,843,124	$75	$545,457	$(638)	$75,476	$620,370

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Intrepid Potash, Inc.	Intrepid Mining LLC
		(Predecessor)
	April 25, 2008 Through September 30, 2008	January 1, 2008 Through April 24, 2008	Nine Months Ended September 30, 2007
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$75,483	$44,497	$23,005
Deferred income taxes	15,920	(4)	—
Insurance reimbursements	33	(6,998)	(6,941)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	5,105	3,543	6,500
Stock-based compensation	4,634	—	—
Capitalized loan fee write-off	456	—	—
Loss on disposal of assets and other	1,138	35	549
Financial instruments loss (gain)	(262)	439	(827)
Bond sinking fund unrealized loss (gain)	497	135	(130)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,223)	(11,886)	(3,612)
Insurance and other receivables	124	186	10,691
Inventory	(4,201)	(830)	3,102
Prepaid expenses and other assets	823	(4,349)	(564)
Accounts payable and accrued liabilities	3,443	1,494	(115)
Income taxes payable	18,846	—	(498)
Other current liabilities	(4)	(251)	—

Total cash provided by operating activities	109,812	26,011	31,160

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	(33)	6,998	6,941
Additions to property, plant, and equipment	(23,774)	(14,747)	(21,270)
Additions to mineral properties and development costs	(225)	(15)	(47)
Cash received in exchange transaction with Intrepid Mining LLC	428	—	—
Additions to bond sinking fund	(38)	(10)	(38)

Total cash used in investing activities	(23,642)	(7,774)	(14,414)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	1,032,354	—	—
Proceeds from long-term debt	—	11,503	226,508
Repayments on long-term debt, including Long Canyon note in 2007	(86,951)	(7,009)	(267,876)
Debt issuance costs	—	—	(1,608)
Repayment of loans by Members	—	—	148
Capital contribution, net of expenses	—	—	38,786
Members’ capital distributions	—	(15,000)	(10,500)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	(892,755)	—	—

Total cash provided by (used in) financing activities	52,648	(10,506)	(14,542)

Net Change in Cash and Cash Equivalents	138,818	7,731	2,204
Cash and Cash Equivalents, beginning of period	—	1,960	286

Cash and Cash Equivalents, end of period	$138,818	$9,691	$2,490

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$435	$2,274	$5,586

Income taxes	$10,899	$—	$—

See accompanying notes to these consolidated financial statements

Supplemental schedule of noncash investing and financing activities

On April 25, 2008, Intrepid Potash, Inc. (“Intrepid”) closed on its initial public offering (“IPO”) by selling 34,500,000 shares of common stock at $32.00 per share. Simultaneously, on April 25, 2008, pursuant to an exchange agreement (“Exchange Agreement”), Intrepid Mining LLC (“Mining”) assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO. The assets and liabilities received in the exchange for common stock were as follows (in thousands):

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

On April 25, 2008, the Company issued 3,124 shares of common stock to its directors. This noncash item was recorded as stock compensation expense in the period from April 25, 2008, through September 30, 2008.

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

Intrepid Potash, Inc. (“Intrepid” or the “Company”) and its subsidiaries produce muriate of potash (MOP, potassium chloride, or potash); langbeinite; and byproducts including salt, magnesium chloride and metal recovery salts. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potash-related products, as defined by Statement of Financial Accounting Standards (“SFAS”) 131, and its operations are conducted entirely in the continental United States.

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC.

Intrepid was incorporated in the state of Delaware on November 19, 2007 for the purpose of continuing the business of Intrepid Mining LLC (“Mining”) in corporate form after an initial public offering. On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in an initial public offering (“IPO”), including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO.

The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received aggregate net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million. On April 25, 2008, pursuant to an exchange agreement (“Exchange Agreement”) dated April 21, 2008 by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the “Formation Distribution”). The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the “Formation Transactions.” Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

Mining was dissolved on April 25, 2008. On that date, Mining’s estimated liabilities were provided for, and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

Note 3—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X of the Securities and Exchange Commission. They do not include all information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and results of operations for the three month period ended September 30, 2008 and the period from April 25, 2008 through September 30, 2008, for Intrepid, and the period from January 1, 2008 through April 24, 2008 and the three and nine month periods ended September 30, 2007, for Mining, as the predecessor entity.

The results of operations for the nine month period ended September 30, 2008 is presented in two columns, reflecting operations prior to and subsequent to the IPO of Intrepid as the successor of Mining. The period from January 1, 2008 through April 24, 2008 is reflected as the predecessor period for Mining. The period from April 25, 2008 through September 30, 2008 is referred to as the successor period of Intrepid. Mining is considered the predecessor entity to Intrepid. Intrepid was included in the consolidated financial statements of Mining until April 25, 2008. There were no material activities for Intrepid until April 25, 2008; therefore, discussions of related events before April 25, 2008 pertain to the activities of the predecessor entity, Mining, unless otherwise specified. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes of the predecessor entity, Mining, for the year ended December 31, 2007.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries Intrepid Potash – Moab, LLC (“Moab”), Intrepid Potash – New Mexico, LLC (“NM”), HB Potash, LLC (“HB”), Intrepid Potash – Wendover, LLC (“Wendover”), Moab Pipeline LLC, and Intrepid Aviation LLC. Prior to the IPO, the consolidated financial statements of Mining include the accounts of Intrepid, Moab, NM, HB, Wendover, Moab Pipeline LLC, and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Intrepid bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Significant estimates with regard to Intrepid’s consolidated financial statements include the estimate of proved and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows. There are numerous uncertainties inherent in estimating quantities of proved and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid’s mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing, which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of, or prior to, shipment. Intrepid uses few sales contracts, so prices are based on Intrepid’s current published prices or upon negotiated short-term purchase orders from customers.

Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only on the portion of its sales for which it is responsible, as most customers arrange for and pay for these costs.

Byproduct credits—When byproduct inventories are sold, the Company records these sales of byproducts as a credit to cost of goods sold expense.

Inventory and Long-Term Parts Inventory—Inventory consists of product and byproduct stocks which are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, amortization, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.

Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost.

Intrepid conducts detailed reviews related to the net realizable value of inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence.

Property, Plant, and Equipment—Costs of property, plant, and equipment are capitalized when the asset is estimated to have a future economic benefit and a useful and economic life of over one year. Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of the business entities. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The cost basis for construction in progress was adjusted upwards for capitalized interest prior to the extinguishment of our debt. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as incurred.

Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates and in order to correlate to estimated building and plant lives of 25 years or less, where appropriate. Certain development costs are depleted over the life of the proven and probable reserves or the life of the associated facility. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to the 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or langbeinite, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

Exploration Costs—Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred.

Asset Retirement Obligation—Reclamation costs are recognized as expense over the life of the related assets and are periodically adjusted to reflect changes in the estimates of either the timing or amount of the reclamation and abandonment costs.

Annual Maintenance—Each operation typically shuts down annually for maintenance. The NM operations typically shut down for ten to fourteen days to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. However, during the summer of 2008, Wendover operated on a continual basis. During these summer turnarounds, annual maintenance is performed. Intrepid recognizes the cost of the maintenance performed during the turnaround when it occurs.

Income Taxes—Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and any credit carryforwards. Deferred tax assets and liabilities are measured at currently enacted tax rates. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

The federal income tax basis of the assets transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the federal income tax basis of the assets acquired by Intrepid pursuant to the Exchange Agreement is approximately $895 million. This estimated tax basis resulted in a net deferred tax asset of approximately $351 million being recorded, with a corresponding increase to additional paid-in capital. The Company is in the process of allocating the aggregate tax basis among the acquired assets, including inventory, property, plant and equipment, mineral properties, and other assets based on the appraised value of each asset. For financial reporting purposes at the date of the closing of the IPO, as of September 30, 2008, and the period from April 25, 2008 through September 30, 2008, Intrepid has estimated the adjusted tax basis in the assets as of the date of the exchange and the impact of the tax basis using an estimated allocation, recognizing that the final tax basis and allocation of the tax basis will be different from the Company’s estimate for the tax related accounts on both the balance sheet and the income statement. The Company made an adjustment to reduce the deferred tax asset by $14 million from the amount estimated at the end of the second quarter. The final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated in the second and third quarters and will also impact the amounts recorded to deferred tax accounts and to the equity accounts of Intrepid as of the date of the IPO. The tax basis and the allocation are expected to be finalized in the fourth quarter of 2008, pending the completion of the final income tax return of Mining and the completion of the appraisal work being performed.

As a limited liability company, Mining did not pay federal and state income taxes, except for the Texas franchise tax, which is based on gross margin. The taxable income or loss of Mining has been included in the state and federal tax returns of its members.

Cash and Cash Equivalents—Included in cash equivalents at September 30, 2008 were overnight investments held by US Bank National Association (“US Bank”). As of September 30, 2008, these short-term investments consisted of investments in U.S. treasuries of approximately $100.1 million and overnight Eurodollar deposits with US Bank of $34.0 million. The overnight Eurodollar deposits invested with the bank are essentially deposit arrangements with US Bank and are subject to the credit of US Bank.

Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, all of which are carried at cost and approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The revolving credit facility’s recorded value approximates its fair value as it bears interest at a floating rate. Intrepid’s interest rate and natural gas swaps have been recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to our review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts the Company could realize upon the sale, settlement, or refinancing of such instruments. (See Note 14 regarding derivatives.)

Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of non-vested restricted share awards. As required by SFAS 128, Earnings per Share, awards of non-vested shares to be issued to employees and consultants under a share-based compensation arrangement are considered options for purposes of computing earnings per share. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. The Company has no anti-dilutive securities. Following the lapse of the vesting period of restricted stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment. This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods. There are no performance or market conditions associated with these awards.

Reclassifications—Certain reclassifications have been made to the prior year consolidated financial statements to conform to current year presentation. An accrual for stores inventory recently consumed was reclassified to accounts payable in the amount of $0.2 million in the consolidated balance sheet for Mining for the year ended December 31, 2007.

Note 5—EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for Intrepid for the 2008 post-IPO period (in thousands, except share and per share amounts). No earnings per share calculation exists for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

	Intrepid Potash, Inc.
	Three months ended September 30, 2008	April 25, 2008 through September 30, 2008
Net income	$49,719	$75,483

Basic weighted average common shares outstanding	74,843,124	74,843,124
Add: Dilutive effect of non-vested restricted stock awards
(using the treasury stock method)	159,715	148,042

Diluted weighted average common shares outstanding	75,002,839	74,991,166

Earnings per share:
Basic	$0.66	$1.01

Diluted	$0.66	$1.01

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

The following summarizes Intrepid and Mining’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of September 30, 2008 and December 31, 2007, respectively (in thousands):

	Intrepid Potash Inc. September 30, 2008	Intrepid Mining LLC (Predecessor) December 31, 2007
Product inventory	$10,155	$8,614
In-process mineral inventory	5,153	2,806
Current parts inventory	7,754	7,081

Total current inventory	23,062	18,501
Long-term parts inventory	5,105	4,634

Total inventory	$28,167	$23,135

Parts inventories are shown net of obsolescence reserves of $462,000 and $492,000 as of September 30, 2008 and December 31, 2007, respectively. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

“Property, plant and equipment” and “Mineral properties and development costs” were comprised of the following:

	Intrepid Potash, Inc. September 30, 2008	Intrepid Mining LLC (predecessor) December 31, 2007	Ranges of useful lives (years):
			Lower limit	Upper limit
	(In thousands)
Buildings and plant	$19,569	$18,949	5	25
Machinery and equipment	53,146	42,034	3	25
Vehicles	5,050	4,261	3	7
Office and other equipment	232	213	3	7
Computers	819	593	2	5
Software	1,471	1,430	3	3
Leasehold improvements	123	128	1.5	10
Ponds and land improvements	2,922	2,821	5	25
Construction in progress	46,870	11,391
Land	427	427
Accumulated depreciation	(25,374)	(18,728)

	$105,255	$63,519

Mineral properties and development costs	$28,995	$28,309	21	22
Accumulated depletion	(6,009)	(5,054)

	$22,986	$23,255

Water rights in “Other Assets”	$2,670	$2,670	18	18
Accumulated depletion	(92)	(53)

	$2,578	$2,617

“Mineral properties and development costs” include mineral properties associated with the presently idled HB mine, with accumulated costs to date of approximately $1.5 million as of September 30, 2008 and December 31, 2007. Therefore, no depletion is currently being recognized on this property, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands).

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2007
Depreciation	$2,474	$4,170	$2,694	$1,711	$4,889
Depletion	359	533	555	332	963
Amortization	58	102	96	83	214
Accretion	185	300	198	145	434

Total incurred	$3,076	$5,105	$3,543	$2,271	$6,500

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

As of September 30, 2008 for Intrepid and December 31, 2007 for Mining, related parties accounts receivable balances were zero and approximately $248,000, respectively. The December 31, 2007 balances consisted of advances to Intrepid Oil & Gas, LLC (“IOG”) members and employees. Subsequent to the IPO, Intrepid’s Board approved a policy to provide certain services to IOG; these services are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days. IOG billings by Intrepid were as follows (in thousands):

2008
For the three months ended September 30, 2008	$—
For the period from April 25, 2008 through September 30, 2008	$6
For the period from January 1, 2008 through April 24, 2008	$13

2007
For the three months ended September 30, 2007	$12
For the nine months ended September 30, 2007	$35

Under Intrepid’s aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed to use Intrepid’s plane for non-business purposes. This use of the aircraft is treated as compensation to them at the federal income tax standard rate for such travel. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). Personal use of the airplane is calculated based on occupied seat miles, rather than flight miles. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use is multiplied by the flight segment miles to calculate the percentage of flight time reported as personal use.

Additionally, an entity known as BH Holdings LLC, which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with the Company to allow Mr. Jornayvaz and Mr. Harvey use of an aircraft owned by BH Holdings LLC for Intrepid business purposes. The dry-lease rate and the dry-lease arrangement were approved by the Company’s Audit Committee. In the quarter ended September 30, 2008 and the period from April 25, 2008 through September 30, 2008, Intrepid incurred dry-lease charges of $138,000 and $218,000, respectively. As of September 30, 2008, Intrepid has an accounts payable balance due to BH Holdings LLC of $95,000.

In 2007 and 2008, Pat Avery, President and Chief Operating Officer, and Pat Quinn, former interim Chief Financial Officer, were allowed to use Intrepid’s plane for personal purposes, such use being determined based on occupied seat miles at the federal income tax standard rate.

Non-business use of Intrepid’s plane treated as compensation was as follows (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2007
Non-business use of the plane by Mr. Jornayvaz and Mr. Harvey	$3	$19	$40	$23	$61
Plane expense in excess of federal rates(1)	N/A	54	104	N/A	273
Non-business use of the plane by Mr. Avery and Mr. Quinn	—	—	6	1	7

Total incurred	$3	$73	$150	$24	$341

(1)	In accordance with federal income tax method, allocation is only available on a year-to-date basis.

Effective January 1, 2007, the members of Mining decided to distribute their remaining interests in IOG. The amount of the equity distribution was approximately $938,000. While IOG continued as a related party, this distribution effectively separated IOG from Mining. Mining funded net expenses of approximately $216,000 for IOG, which was due from IOG at December 31, 2007 and was included in the related parties accounts receivable disclosed above. This $216,000 was repaid to Mining in the first quarter of 2008.

Intrepid’s former interim Chief Financial Officer, who resigned in March 2008, is the primary owner of a firm of certified public accountants, Quinn & Associates, P.C. (“Q&A”), that provides accounting, consulting, and tax services to Intrepid. Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is not considered a related party to Intrepid. Q&A billings to Mining amounted to the following (in thousands):

For the period from January 1, 2008 through April 24, 2008	$226
For the three months ended September 30, 2007	$132
For the nine months ended September 30, 2007	$401

As of December 31, 2007, two letters of credit totaling $45,000 were outstanding with the State of Utah related to the unproven oil and gas properties held by IOG, a Mining related party. In April 2008, prior to the closing of the IPO, the letters of credit for IOG were canceled.

Note 9—NOTES PAYABLE AND LONG-TERM DEBT

The following summarizes Intrepid’s and Mining’s long-term debt at September 30, 2008 and December 31, 2007 (in thousands):

	Intrepid Potash, Inc. September 30, 2008	Intrepid Mining LLC (Predecessor) December 31, 2007
Credit Agreement	$—	$101,350
Other	—	5

Total	—	101,355
Less current installments	—	(5,005)

Long-term debt	$—	$96,350

In conjunction with the Formation Transactions described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008. The outstanding balance included $18.9 million plus fees and accrued interest that was repaid by Mining from the amounts Mining received under the Exchange Agreement, and $86.9 million plus fees and accrued interest that was repaid by Intrepid using net proceeds from the IPO. Additionally, because of this repayment, the term loan that was part of the credit agreement was canceled. Intrepid maintains a $125.0 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use at September 30, 2008. The net balance of the original bank costs that had been capitalized associated with the term loan of $456,000 was expensed immediately after the closing of the IPO and therefore is recorded in the period from April 25, 2008 through September 30, 2008. As of September 30, 2008, the Company had $115,000 of letters of credit issued, which reduces the amounts available for borrowing and is reflected in the amount available for use above.

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

Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest (In thousands)	Weighted Average Interest Rate
2008
For the three months ended September 30, 2008	$—	N/A
For the period from April 25, 2008 through September 30, 2008	$—	N/A
For the period from January 1, 2008 through April 24, 2008	$52	6.4%

2007
For the three months ended September 30, 2007	$36	6.4%
For the nine months ended September 30, 2007	$74	6.7%

Note 10—ASSET RETIREMENT OBLIGATION

The Company recognizes an estimated liability for future costs associated with the abandonment of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

The Company’s asset retirement obligation is based on the estimated cost to abandon the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit-adjusted risk-free rates used to discount the Company’s abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands).

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2007
Asset retirement obligation—beginning of period	$8,092	$7,977	$7,779	$7,490	$7,203
Changes in estimated obligations	446	446	—	—	(3)
Accretion of discount	185	300	198	144	434

Total asset retirement obligation—end of period	$8,723	$8,723	$7,977	$7,634	$7,634

Note 11—COMPENSATION PLANS

Cash Bonus Plan—Intrepid and its predecessor have a cash bonus plan that allows participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plan are based on a combination of Company and individual performance. Intrepid accrues cash bonus expense related to the current year’s performance.

Included in the cost of goods sold and selling and administrative lines in the consolidated statements of operations is $1.6 million of cash bonus expense for the three months ended September 30, 2008; $3.2 million for the period from April 25, 2008 through September 30, 2008; $2.3 million for the period from January 1, 2008 through April 24, 2008; $0.6 million for the three months ended September 30, 2007; and $0.7 million for the nine months ended September 30, 2007.

Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid adopted its long-term incentive compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”), pursuant to which grants of restricted stock were awarded as of the closing of the IPO to executive officers, other than Messrs. Jornayvaz and Harvey, and to other key employees and consultants. The awards contain a service condition associated with employment or engagement with the Company at the time of vesting. There are no performance or market conditions associated with these awards. The value of the awards were communicated to award recipients and approved by the Board prior to the IPO, with the actual number of shares represented by the awards dependent upon the IPO price. The awards consist of three tranches of restricted stock grants. The first tranche of grants vest in full on January 5, 2009. These grants, which have been made to some, but not all, of Intrepid’s named executive officers, long-term employees, and consultants, are designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO. The second tranche was an award to an officer that vests in varying amounts over the next four years. The third tranche of grants vests incrementally over approximately four years. These grants were designed to retain and provide an incentive to those receiving the awards to continue to execute the Company’s long-term business plan. The measurement of fair value of the restricted stock awards for the initial grants was at the IPO price of $32.00 per share.

As of September 30, 2008, there were a total of 479,133 shares of restricted stock outstanding and approximately 4.5 million shares of common stock remained available for issuance under the 2008 Plan.

In measuring compensation expense from the grant of restricted stock, SFAS 123(R) requires companies to estimate the fair value of the award on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the restricted stock awards for the three month period ended September 30, 2008 and the period from April 25, 2008 through September 30, 2008 was $2.7 million and $4.5 million, respectively. As of September 30, 2008, there was $11.0 million of total unrecognized compensation expense related to non-vested restricted stock awards. The unrecognized compensation expense is being amortized through 2012.

A summary of the status and activity of non-vested restricted stock for the period from April 25, 2008 through September 30, 2008 is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, at April 24, 2008	—	N/A
Granted	479,605	$32.39
Vested	—	N/A
Forfeited	(472)	$63.48

Non-vested restricted stock, at September 30, 2008	479,133	$32.36

In addition to the grants of restricted stock, two non-management directors were issued a total of 3,124 shares of fully vested stock under the 2008 Plan in connection with their joining the Board at the time of the IPO. These shares are included in the balance of outstanding shares of common stock as of September 30, 2008.

Note 12—INCOME TAXES

The income tax provision for Intrepid and its predecessor is comprised of the following elements. The amounts related to Mining include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Current portion of income tax expense:
Federal	$18,798	$24,823	$—
State	3,605	4,922	—
Deferred portion of income tax expense (benefit)	7,071	15,920	(4)

Total income tax expense (benefit)	$29,474	$45,665	$(4)

A summary of the components of the net deferred tax assets as of September 30, 2008 is as follows (in thousands):

Current deferred tax assets (liabilities):
Prepaid expenses	$(2,615)
Accrued vacation	795
Unrealized gain (loss)	282
Stock-based compensation	1,817

Total current tax assets	279

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	337,668
Asset retirement obligation	3,246
Other	(5,986)

Total non-current deferred tax assets	334,928

Total deferred tax asset	$335,207

Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is primarily due to the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and any credit carry-forwards. A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Federal taxes at statutory rate	$27,722	$42,406	$(4)
Add:
State taxes, net of federal benefit	3,022	4,915	—
Domestic manufacturers deduction	(1,297)	(1,725)	—
Other	27	69	—

Net expense (benefit) as calculated	$29,474	$45,665	$(4)

Effective tax rate	37.2%	37.7%	—	%(1)

(1)	The income tax benefit presented in the period ending April 24, 2008 relates to the taxable activity of Intrepid only, as Mining was a limited liability company and the tax attributes of Mining flowed through to its members. Through April 24, 2008, Intrepid was a wholly-owned subsidiary of Mining and there were no material activities for Intrepid for the period from its inception to the date of the IPO.

During June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. Intrepid adopted this interpretation upon formation in 2007. Neither the impact of the Company’s adoption of FIN 48, nor a current assessment of its tax positions, results in any items that require disclosure in accordance with FIN 48 or items requiring the Company to establish a reserve in its records.

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

In 2004, Wendover and Envirotech Services, Inc. (“ESI”) entered into a sales agreement appointing ESI the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are determinable after ESI’s fiscal year end in September, and Intrepid recognizes any earned excess profits in the fourth quarter.

Reclamation Deposits, Surety Bonds, and Sinking Fund—Surety bonds were provided to the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company (“Insurer”). The terms of the surety agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab’s expected reclamation liability, is included within other long-term assets and had a balance of approximately $2.3 million as of September 30, 2008 for Intrepid and approximately $2.9 million as of December 31, 2007 for Mining. Intrepid has engaged a third-party to manage the sinking fund investments. Unrealized gains and losses recognized in the statements of income on the marketable securities held for trade by the sinking fund were as follows for the periods presented (in thousands):

Unrealized Gain/(Loss)
2008
For the three months ended September 30, 2008	$(348)
For the period from April 25, 2008 through September 30, 2008	$(497)
For the period from January 1, 2008 through April 24, 2008	$(135)

2007
For the three months ended September 30, 2007	$(20)
For the nine months ended September 30, 2007	$130

Intrepid and Mining had reclamation security deposits outstanding for the NM and HB facilities of $0.7 million at both September 30, 2008 and December 31, 2007. Security deposits related to the Wendover facility of $0.3 million were outstanding at both September 30, 2008 and December 31, 2007. These restricted deposits were included within “Other” long term assets. The Company is currently in discussions with the state of Utah and the Bureau of Land Management as to the need to modify the bonding requirement for the Wendover facility. The Company has included its estimate for reclamation costs in its calculation of the asset retirement obligation; however, the bonding requirement has not been changed from the $0.3 million recorded as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, letters of credit in the amount of $0.1 million issued through US Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations. Letters of credit have been issued through US Bank and reduce the amount available to borrow under our line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees’ health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability for Intrepid and Mining was approximately $0.9 million and $0.6 million as of September 30, 2008 and December 31, 2007, respectively, and is included in accrued liabilities.

Future Operating Lease Commitments—Intrepid and Mining have certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

Rental and lease expenses follow for the indicated periods (in thousands):

2008
For the three months ended September 30, 2008	$1,400
For the period from April 25, 2008 through September 30, 2008	$2,300
For the period from January 1, 2008 through April 24, 2008	$1,500

2007
For the three months ended September 30, 2007	$1,300
For the nine months ended September 30, 2007	$3,700

These rental and lease expenses exclude lease payments for railcars used to deliver product. Such railcar leases are alternatively recognized as a freight cost. Railcar lease expenses follow for the indicated periods (in thousands):

2008
For the three months ended September 30, 2008	$128
For the period from April 25, 2008 through September 30, 2008	$227
For the period from January 1, 2008 through April 24, 2008	$140

2007
For the three months ended September 30, 2007	$110
For the nine months ended September 30, 2007	$340

Note 14—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rates

Intrepid and Mining historically managed a portion of its floating interest rate exposure through the use of interest-rate derivative contracts. Intrepid’s forward LIBOR-based contracts reduced Intrepid’s risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in Intrepid’s variable-rate debt. The interest rate paid under Intrepid’s credit agreement varies both with the change in the 3-month LIBOR rate and with Intrepid’s leverage ratio. Although the Company repaid its debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions with the derivative financial instruments. The counterparty to the contracts is US Bank. Intrepid or its predecessor recognized realized and unrealized gains (losses) in the following periods (in thousands):

	Realized Gain (Loss)	Unrealized Gain (Loss)
2008
For the three months ended September 30, 2008	$(247)	$(163)
For the period from April 25, 2008 to September 30, 2008	$(452)	$308
For the period from January 1, 2008 through April 24, 2008	$76	$(439)

2007
For the three months ended September 30, 2007	$107	$(1,072)
For the nine months ended September 30, 2007	$356	$(737)

Both realized and unrealized gains and losses on interest rate derivative contracts are included in interest expense.

A tabular presentation of the outstanding interest rate derivatives as of September 30, 2008 follows:

Termination	Notional Amount (In Thousands)	Weighted Average Fixed Rate
December 31, 2008	$20,150	4.96%
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

The fair value of financial instruments associated with interest rate derivatives included in the financial statements as of September 30, 2008 and December 31, 2007 are depicted below (in thousands):

Fair value of financial instruments at	September 30, 2008	December 31, 2007
Current assets	$—	$57
Long-term assets	$—	$—
Current liabilities	$749	$432
Long-term liabilities	$995	$1,239

Natural Gas

From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward Permian-basis contracts reduce Intrepid’s risk from movements in the cost of gas consumed as gains and losses on such financial contracts offset losses and gains on its variable-cost supply contracts. The Company believes the counterparties to contracts are credit-worthy trading houses, and therefore credit risk of counterparty non-performance is unlikely. As of September 30, 2008, Intrepid has derivative contracts to purchase a notional 30,000 MMBtu of natural gas per month in November 2008 through April 2009; the counterparty to this agreement is J. Aron and the contract performance is guaranteed by Goldman Sachs Group, Inc. As of September 30, 2008, the fair value of the natural gas derivative contract was a liability of $46,000, which was classified as a current liability. As of December 31, 2007, Intrepid had no outstanding natural gas derivative contracts. Intrepid or its predecessor recognized realized and unrealized gains (losses) in the following periods (in thousands):

	Realized Gain (Loss)	Unrealized Gain (Loss)
2008
For the three months ended September 30, 2008	$—	$(46)
For the period from April 25, 2008 to September 30, 2008	$—	$(46)
For the period from January 1, 2008 through April 24, 2008	$—	$—

2007
For the three months ended September 30, 2007	$(797)	$353
For the nine months ended September 30, 2007	$(1,796)	$1,565

Both realized and unrealized gains and losses on natural gas derivative contracts are included in cost of goods sold.

Effective January 1, 2008, Intrepid adopted SFAS 157, Fair Value Measurements, for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

The following is a listing of our liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Net accrued derivative liability	$—	$(1,790)	$—

Total	$—	$(1,790)	$—

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for derivative financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps and natural gas swaps. Intrepid derives internal valuation estimates taking into consideration certain quoted rates for 3-month LIBOR contracts based on the contract reset date in the case of interest rate swaps, certain published indices in the case of natural gas swaps, and the time value of money and then compares these estimates to the counterparties’ mark-to-market statements. The considered factors result in an estimated exit-price for each asset or liability under a marketplace participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

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

The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While Intrepid believes that the valuation methods utilized are appropriate and consistent with the requirements of SFAS 157 and with other marketplace participants, Intrepid recognizes that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.

Note 15—FUTURE EMPLOYEE BENEFITS

Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement with Potash Corp. of Saskatchewan, Inc. (“PCS”) in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS’s pension to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002 and by including only pay and service through February 22, 2002 in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.

The components of the net periodic pension expense are set forth below (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three Months ended September 30, 2008	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008	Three Months Ended September 30, 2007	Nine Months ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—
Interest cost	—	35	61	46	137
Expected return on assets	—	(32)	(56)	(40)	(120)
Amortization of transition obligation/(asset)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—
Amortization of actuarial loss	—	6	10	14	43

Net periodic benefit cost	$—	$9	$15	$20	$60

As of October 1, 2008, Intrepid and Mining had made all anticipated contributions to the plan for 2008, a total of $163,000.

Note 16—PROPERTY INSURANCE SETTLEMENTS

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico site. The warehouse had an insignificant book value. Its replacement cost is expected to be approximately $26 million. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid’s insurance policies at replacement value, less a $1 million deductible. Insurance payments to Intrepid for property losses through January 2007 of approximately $9.5 million less the deductible and related costs for a net gain of $6.7 million were recognized as “Insurance settlements in excess of property losses” in 2006 as such payments were considered non-refundable. Additional insurance payments to Intrepid for property losses through December 2007 of approximately $4.6 million less related costs for a net gain of $3.2 million have been recognized as “Insurance settlements in excess of property losses” in 2007. Additional insurance payments to Intrepid and its predecessor for property losses through September 2008 of $7.0 million less related costs for a net gain of approximately $7.0 million have been recognized as “Insurance settlements in excess of property losses” in the first quarter of 2008. Through September 30, 2008, the Company has received $22.4 million of insurance settlement payments. The warehouse’s replacement cost is estimated to be approximately $26 million, and the Company anticipates completion of the work in 2009. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as settlements are accepted by the insurer.

Note 17—RECENT ACCOUNTING PRONOUNCEMENTS

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for the Company beginning in 2009. We do not expect SFAS 160 to have any impact on our consolidated financial statements.

During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their “full fair values” on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. We do not expect SFAS 141(R) to have any impact on our consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for the Company beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements and related disclosures.

During May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have any impact on our consolidated financial statements.

Item 1A.	UNAUDITED PRO FORMA FINANCIAL INFORMATION

You should read this unaudited pro forma consolidated financial information together with the other information contained in this document, as well as information contained in our final prospectus filed on April 23, 2008, our quarterly information filed on Form 10-Q filed on June 2, 2008, for the quarterly period ended March 31, 2008, our quarterly information filed on Form 10-Q filed on August 14, 2008, for the quarterly period ended June 30, 2008, and with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this document.

The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 present the consolidated results of operations of Intrepid assuming the Formation Transactions (including the IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions discussed in detail in our final prospectus filed on April 23, 2008, and our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2008, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid’s operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company which are estimated to be between $2 and $3 million per year, not including the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

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

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Three Months Ended September 30, 2007

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor) Three Months ended September 30, 2007	Pro Forma Adjustments		Pro Forma Adjusted for the Three Months ended September 30, 2007
Sales	$52,859	$—		$52,859
Less:
Freight costs	5,067	—		5,067
Warehousing and handling costs	1,173	—		1,173
Cost of goods sold	30,844	370	(1)	31,214

Gross Margin	15,775	(370)		15,405
Selling and administrative	4,484	1,726	(1)	6,210
Accretion of asset retirement obligation	145	—		145

Operating Income	11,146	(2,096)		9,050

Other Income (Expense)
Interest expense, including derivatives	(2,622)	1,592	(2)	(1,030)
Interest income	19	—		19
Insurance settlements in excess of property losses	755	—		755
Other income (expense)	82	—		82

Income Before Income Taxes	9,380	(504)		8,876
Income Tax (Expense) Benefit	—	(3,518)	(3)	(3,518)

Net Income	$9,380	$(4,022)		$5,358

Weighted Average Shares Outstanding:
Basic		74,901,143	(4)	74,901,143

Diluted		74,929,550	(4)	74,929,550

Earnings Per Share:
Basic				$0.07

Diluted				$0.07

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Nine Months Ended September 30, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc. Period from April 25, 2008 through September 30, 2008	Intrepid Mining LLC (Predecessor) Period from January 1, 2008 through April 24, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Nine Months ended September 30, 2008
Sales	$226,420	$109,420	$—		$335,840
Less:
Freight costs	8,591	12,359	—		20,950
Warehousing and handling costs	3,216	2,235	—		5,451
Cost of goods sold	77,084	48,647	546	(1)	126,277

Gross Margin	137,529	46,179	(546)		183,162
Selling and administrative	14,708	6,034	2,973	(1)	23,715
Accretion of asset retirement obligation	299	198	—		497
Exploration and other	1,010	—	—		1,010

Operating Income	121,512	39,947	(3,519)		157,940

Other Income (Expense)
Interest expense, including derivatives	(457)	(2,456)	2,038	(2)	(875)
Interest income	720	46	—		766
Insurance settlements in excess of property losses	(33)	6,998	—		6,965
Other income (expense)	(594)	(42)	—		(636)

Income Before Income Taxes	121,148	44,493	(1,481)		164,160
Income Tax (Expense) Benefit	(45,665)	4	(17,050	)(3)	(62,711)

Net Income	$75,483	$44,497	$(18,531)		$101,449

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124

Diluted	74,991,166		54,949	(4)	75,046,115

Earnings Per Share:
Basic	$1.01				$1.36

Diluted	$1.01				$1.35

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Nine Months Ended September 30, 2007

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor) Nine Months ended September 30, 2007	Pro Forma Adjustments		Pro Forma Adjusted for the Nine Months ended September 30, 2007
Sales	$157,139	$—		$157,139
Less:
Freight costs	16,065	—		16,065
Warehousing and handling costs	3,516	—		3,516
Cost of goods sold	96,600	1,222	(1)	97,822

Gross Margin	40,958	(1,222)		39,736
Selling and administrative	10,805	6,306	(1)	17,111
Accretion of asset retirement obligation	434	—		434

Operating Income	29,719	(7,528)		22,191

Other Income (Expense)
Interest expense, including derivatives	(6,587)	5,974	(2)	(613)
Interest income	60	—		60
Insurance settlements in excess of property losses	—	—		—
Other income (expense)	(187)	—		(187)

Income Before Income Taxes	23,005	(1,554)		21,451
Income Tax (Expense) Benefit	—	(8,503	)(3)	(8,503)

Net Income	$23,005	$(10,057)		$12,948

Weighted Average Shares Outstanding:
Basic		74,862,464	(4)	74,862,464

Diluted		74,929,014	(4)	74,929,014

Earnings Per Share:
Basic				$0.17

Diluted				$0.17

Notes to the Pro Forma Consolidated Statements of Operations:

(1)	In conjunction with the closing of the initial public offering, Intrepid issued restricted stock awards of 472,018 shares of restricted stock. The restricted stock awards vest over variable periods. The adjustments reflect the incremental stock compensation expense that would have been recorded to cost of sales and selling and administrative expense for the periods considered assuming the transaction closed as of January 1 of the year to which the pro forma statements relate. The following table reflects the adjustment made in each period (in thousands):

	Cost of goods sold	Selling and administrative
Three months ended September 30, 2007	$370	$1,726
Nine months ended September 30, 2008	$546	$2,973
Nine months ended September 30, 2007	$1,222	$6,306

(2)	Upon closing of the initial public offering, all of the balances outstanding under the Company’s credit agreement were repaid. The amounts repaid were comprised of $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement; and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result, the adjustments relate to the elimination of interest expense associated with any outstanding balances during the periods presented. The following table reflects the adjustment made in each period (in thousands):

Three months ended September 30, 2007	$1,592
Nine months ended September 30, 2008	$2,038
Nine months ended September 30, 2007	$5,974

(3)	Represents the adjustment necessary for the respective periods to record estimated federal and state income taxes on the income of the predecessor entity had Mining been a taxable entity during the period. The assumed tax rate is the statutory tax rate of 39.6 percent, not adjusted for any permanent differences.

(4)	The weighted average share count adjustments were based on evaluation of the pro forma basic and diluted share amounts assuming the shares issued at the IPO and the restricted stock awards were issued on January 1, of the year of presentation. The treasury stock method was applied to the diluted weighted share calculations for all periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” described in the final prospectus filed on April 23, 2008, the Form 10-Q filed on June 2, 2008, and the Form 10-Q filed on August 14, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

Our historical financial data discussed below prior to the completion of Intrepid Potash, Inc.’s IPO reflects the historical results of operations and financial position of Intrepid Mining LLC as a predecessor entity. Accordingly, historical financial data does not give effect to the completion of the initial public offering of Intrepid or the exchange transaction between Intrepid Potash, Inc. and Intrepid Mining LLC.

Overview

Our Company

Intrepid Potash, Inc. (“Intrepid”, the “Company”, “us”, “we”, “our”) is the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and is dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite. We market our langbeinite under the registered name of Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2004, we have supplied, on average, approximately 1.5 percent of world potash consumption and 8.5 percent of U.S. consumption annually, and we have supplied a considerably higher proportion of the potash consumed in the southwestern and western U.S. We are one of two producers of langbeinite, a low-chloride fertilizer that is well suited for chloride-sensitive crops. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West”, “East”, and “North”) and two in Utah (“Moab” and “Wendover”)—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB Mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until 1982.

The Company routinely posts important information on its website under the Investor Relations tab. The Company’s website address is www.intrepidpotash.com.

Our asset base was built through the acquisition first of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004. Assembling these assets occurred as a result of observing that the potash markets of Moab are shared markets with potash produced in Carlsbad, New Mexico and in Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and effect operating synergies to increase production.

Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC (“Mining”) in corporate form after the initial public offering. On April 25, 2008, Intrepid closed an initial public offering by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from inception to the date of the IPO. All of the revenue producing assets, employees, and obligations other than those described herein, were transferred to Intrepid in connection with the completion of the IPO. On April 25, 2008, pursuant to the Exchange Agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of our common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008, (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness) and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes. Mining was dissolved on April 25, 2008. On that date, Mining’s known liabilities were provided for and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

Presentation of Information

The activity presented in the period April 25, 2008, through September 30, 2008, is for Intrepid while all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The results of operations data for the period April 25, 2008, through September 30, 2008 (the successor period), and the balance sheet data as of September 30, 2008, presented herein, were derived from the unaudited consolidated financial results of Intrepid. The results of operations data for the 115-day period from January 1, 2008 through April 24, 2008, and the quarter and nine month periods ended September 30, 2007 (referred to as the predecessor periods), and the balance sheet data as of December 31, 2007, presented herein, were derived from the historical financial statements of Mining, the predecessor entity of Intrepid. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented.

Pro forma consolidated results of operations data are presented and discussed within this management discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Exchange Act. The pro forma adjustments relate only to additional expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the periods related to Mining since it was an LLC plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after the IPO and since there was no material activity in Intrepid from its formation in November 2007 to the IPO closing date on April 25, 2008, there are no adjustments necessary to the production or sales results of the combined periods in order to create a comparative quarterly and nine month presentation for 2008 and 2007. Because of this, discussion of quarterly and nine month comparative operating statistics are unaffected, and therefore are simply the combined results of the successor and predecessor periods.

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

	Net Sales	Gross Margin Contribution from Potash Sales
2008
For the three months ended September 30, 2008	90%	91%
For the period from April 25, 2008 through September 30, 2008	91%	91%
For the period from January 1, 2008 through April 24, 2008	86%	93%

2007
For the three months ended September 30, 2007	91%	98%
For the nine months ended September 30, 2007	89%	97%

Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas drilling, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas, feed manufacturers and pet food producers west of the Mississippi River and oil and gas exploration areas in the Rocky Mountains and the Permian Basin. The potash production business has a geographic concentration in the western U.S. and is therefore affected by weather and other conditions in this region. We have the ability to convert much of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial product into granular form. Demand for our granular potash, which is predominately sold into the agricultural market, has continued to be relatively solid and we are experiencing normal inventory levels for this time of year. We are seeing some increase in our standard potash inventory which is the result of a general slowing of purchases by our industrial customers resulting in turn from various factors including a decline in active drilling-rig counts. This slowing demand could continue to occur with the potential to adversely impact our sales and result in the build-up of inventory levels of our products. The percentages of our potash sales volumes for our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2008
For the three months ended September 30, 2008	66%	27%	7%
For the period from April 25, 2008 through September 30, 2008	65%	28%	7%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%

2007
For the three months ended September 30, 2007	62%	33%	5%
For the nine months ended September 30, 2007	64%	30%	6%

We are one of only two companies in the world that have economic reserves of langbeinite and produce langbeinite for export, the other being The Mosaic Company. We began producing langbeinite in late 2005 and are working to expand our production of this product to meet increasing demand. Langbeinite is marketed into two primary markets: the agricultural market as a fertilizer and the animal feed market as a nutrient. We market langbeinite throughout the world, including through an exclusive marketing agreement with PCS for sales outside North America. Sales of langbeinite on an international basis tend to be larger bulk shipments, therefore we see some variability from period to period. The export business for langbeinite has continued to see the strongest growth due to concentrated efforts to market the product into new geographic locations. The percentages of our langbeinite sales volumes shipped to destinations in the U.S. and exported were as follows for the indicated periods:

	U.S.A.	Export
2008
For the three months ended September 30, 2008	35%	65%
For the period from April 25, 2008 through September 30, 2008	48%	52%
For the period from January 1, 2008 through April 24, 2008	43%	57%

2007
For the three months ended September 30, 2007	79%	21%
For the nine months ended September 30, 2007	60%	40%

Global Factors Affecting our Results

Fertilizer Demand

Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, crop yields, commodity prices of agricultural products, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. As incomes grow, diets become more diverse, nutritious and protein-rich, primarily through increased meat consumption. Producing meat from livestock and poultry requires large amounts of grain for feed. Fertilizer demand is also affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. We believe the fundamentals that drive fertilizer demand will continue on a long-term basis. However, we note that the current financial crisis and USDA yield estimates have led to volatility in crop prices, which may have an impact on the decisions farmers make related to their fertilization program. Additionally, in the last month, the prices of nitrogen and phosphate fertilizers have decreased, which has caused fertilizer buyers to be cautious. While we believe that there are fundamental reasons the potash markets should behave differently than nitrogen and phosphate, buying habits of consumers may be impacted in the near term. This may result in production levels of our products exceeding sales levels and the building of inventory in our warehouses, until prices for crops and other major fertilizer products stabilize.

Potash Supply

Economically recoverable potash deposits are relatively rare and are well established. Virtually all potash is extracted from twenty commercial deposits located in twelve countries. According to the International Fertilizer Industry Association (“IFA”), in 2007, six of these countries (Canada, Russia, Belarus, Germany, Israel and Jordan) accounted for approximately 87 percent of the world’s aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. The addition of new potash production is difficult because currently unexploited deposits are rare, deep in the earth and are often located in remote areas which would require significant capital investment to exploit. The most recently constructed operating mine in the world was opened in 1987. New potash supply projects are being developed primarily at areas of existing production, but are expected to take several years to become fully operational. Additional challenges faced by potash producers may include mine flooding risks, aging facilities, depleting ore reserves and labor disputes. We believe the Company’s mines are not at significant risk of flooding due to the lack of a substantial water aquifer above our mines. While we believe that long-term potash demand exceeds current production capacity, in the current environment of financial and crop commodity uncertainty, the possibility exists that larger producers may independently decide to curtail production at times to maintain a more steady balance of supply and demand. Several major suppliers have announced potash production curtailments during the fourth quarter of 2008.

Energy Demand and Cost

Energy prices and consumption affect the potash industry in several ways. Growing demands upon existing energy supplies have supported the development of biofuels, which currently rely upon agricultural products as feed stocks. As demand and prices for these feed stocks increase (or decrease), the use of fertilizer becomes more (or less) economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, which often consumes potash as a drilling fluid additive as a means to reduce the risk of swelling clays in the formation. We believe that the positive benefit of potassium chloride in drilling and “frac” fluids has been well established by the oil and gas industry. Alternatively, much of the standard potash we sell for drilling applications can be directed to the feed and agricultural markets in the event that demand for potash as a drilling fluid additive was to decrease.

Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of producing potash. The cost per MMBTU of natural gas in the three quarters ended September 30, 2008 was higher than the average rate for 2007, contributing to the increase in operating costs, but natural gas prices declined in August, September and October of 2008, with the October rate below the 2007 average. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash sales by $2 per short ton.

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

Our net sales and profitability are determined principally by the price of potash and, to a lesser extent, by the variable cost elements associated with the price of natural gas and other commodities used in the production of potash. The sales price of potash is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash sales and realized price. If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would likely decline, as such a price decline in gas and oil prices might potentially reduce the amount of drilling activity.

The volumes of product we sell are determined by our production capabilities and by demand for our products. Our selling prices and product mix are determined by a combination of global and regional supply and demand factors. The domestic price of potash is impacted by international price movements and to a large extent by Canadian and Russian producers that have a dominant share of the world market and that export to the domestic market. We benchmark our prices to international prices and have benefited from the weakening dollar in prior periods. In recent months, the U.S. dollar has strengthened relative to the Canadian dollar. The potential impact is that Canadian suppliers may adjust their sales price in U.S. dollars downward and still retain their local currency equivalent sales price, potentially putting downward pressure on the net realized prices we can obtain for our products.

During 2007 and 2008 we have been able to raise prices because of strong demand. There is no assurance that the pace of price increases will be maintained or that current price levels will be maintained.

Domestic potash pricing is influenced by the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations; and any of these factors could have a positive or negative impact on the price of potash. Our posted price (FOB the mine) for red granular potash in Carlsbad, New Mexico has increased 152 percent from $317 per short ton on December 31, 2007, to $800 per short ton for delivery beginning in September 2008. Our posted price (FOB the mine) of granular langbeinite in Carlsbad has increased 128 percent from $156 per short ton on December 31, 2007, to $356 per short ton for delivery in August 2008. These posted prices are in effect currently for November spot sales.

The table below displays our average net sales prices for potash and langbeinite for the three month periods ended September 30, 2008 and 2007. The reference for our potash is our posted price for our red granular potash for spot delivery, FOB the mine site in Carlsbad. The reference for our langbeinite is our posted price for our granular langbeinite for spot delivery, FOB the mine site in Carlsbad. Our posted price is a list price and may differ from the actual price realized by the Company. The actual price realized may be lower or higher than the posted price due to the difference between the timing of receipt of orders and the timing of shipments, among other factors. We are also selling product beyond our last posted price for future periods based on customer demand. New prices are posted as market conditions warrant the announcements to our customer base.

	Potash	Langbeinite (Trio®)
	(per short ton)
Posted prices for delivery in the month of:
November 2008	$800	$356
October 2008	$800	$356
September 2008	$800	$356
August 2008	$782	$356
July 2008	$582	$356
June 2008	$582	$281
May 2008	$532	$211
April 2008	$503	$211
March 2008	$417	$211
February 2008	$397	$171
January 2008	$357	$171

	Potash		Langbeinite (Trio®)
	(per short ton)
	September 30,		September 30,
	2008	2007	2008	2007
Average net sales price for the quarter ended	$623	$193	$283	$137

Average posted price for the quarter ended	$721	$214	$356	$146

Cost of Goods Sold

Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. With limited exceptions that do vary with volume, our costs do not change proportionally with production volumes, as the majority of our costs are determined by factors other than incremental production. Our production costs have, however, increased primarily due to additions to our fixed costs in the form of additional labor headcount and maintenance expenditures, increased contract and temporary labor, and energy inflation. Production costs are also impacted any time our production is reduced for any reason such as for annual maintenance turn-arounds or for mine development. Our potash production results in the production of by-products, which are salt, magnesium chloride and metal recovery salts. Sales of these by-products are recorded as a by-product credit that reduces the cost of goods sold.

Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. The cost of our labor, maintenance materials, operating supplies, and chemicals have increased with inflation in the mining sector. For example, according to Mining Cost Service, published in 2007 by InfoMine USA, Inc., mill operating costs increased by approximately 24 percent from 2004 to 2007. We expect our future production cost inflation to continue to be influenced by inflation in the mining sector, as well as trends for natural gas and electricity. We also expect that our labor costs may continue to increase in Carlsbad, New Mexico as long as the demand for skilled labor remains high due to the strength of the potash, oil and gas, and the nuclear waste storage industries.

From January 2004 through September 2008, we added to our fixed costs primarily at our Carlsbad facilities resulting from our concerted effort to improve the overall reliability of the assets. Potash costs per short ton increased 73 percent in the third quarter of 2008 relative to the pro forma results of the third quarter of 2007 due to significant cost increases of 58 percent and a decline in relative production levels of 15 percent. The cost increases resulted primarily from increasing our staffing levels and contract maintenance effort which are discussed in additional detail throughout this document. We increased our maintenance expenditures due to the age and condition of our plants and equipment and the extent to which prior owners had not performed periodic maintenance. We also added labor to address our maintenance backlog, increase the reliability of our production, and to staff the langbeinite facility. We expect to continue to utilize contract labor to address maintenance projects and anticipate these expenses to be at higher levels in the fourth quarter as we complete maintenance turn-arounds at our East and West Mines and address specific improvements to our electrical systems. These costs are charged to inventory and impact cost of goods sold based on the volumes sold.

We pay royalties to federal, state and private lessors under our mineral leases, and such taxes are a percentage of net sales of minerals extracted and sold from the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the three month period ending September 30, 2008, the period from April 25, 2008 through September 30, 2008, the period from January 1, 2008 through April 24, 2008, and the three and nine month periods ending September 30, 2007, our royalty rate averaged 3.5 percent, 3.5 percent, 3.5 percent, 3.8 percent, and 3.7 percent, respectively. The variation is a result of the application of sliding scale rated in different ore bodies. Over the longer period of comparisons including the first nine months of 2008 and 2007, our royalty rate averaged 3.5 percent and 3.7 percent, respectively, and we expect that future rates will be relatively consistent with these.

In the past, we used operating leases to finance some of our mining equipment. Operating lease payments are accounted for as a cost of goods sold. We do not plan to use operating leases in this manner in the future. As a result, operating lease payments related to production assets will decrease over time as the leases expire or as we make decisions to buy-out the leases. We intend to purchase mining equipment in the future, which would result in higher depreciation expense that would largely offset lower lease costs in our cost of goods sold.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of personnel and related benefits costs; company airplane costs; legal, accounting and other professional fees; selling and public relations expenses; and costs related to our information and technology systems. Because our facilities are difficult to reach by commercial aviation, we operate a company airplane to enhance our ability to manage our facilities. As a result of going public, we anticipate an increase in selling and administrative expenses in an absolute and per short ton basis to include the expense associated with additional legal and corporate governance expenses, additional accounting and finance staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage, all of which relate to operating as a public company. We also now have stock based compensation expense associated with equity issued in conjunction with the IPO as well as to selected employees that have been hired after the IPO, therefore resulting in higher costs of sales to the extent such equity awards relate to operations personnel and to sales and administrative expense for other employees that received awards. This stock-based compensation expense resulted in $2.7 million and $4.5 million being recorded as expense in the third quarter of 2008 and the period from April 25, 2008 through September 30, 2008.

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

Income Taxes

Intrepid is a subchapter C corporation that is required to pay federal and state income taxes on its taxable income, whereas, its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. For the third quarter of 2008 and for the post-IPO period we are now reporting, April 25, 2008 through September 30, 2008, the Company’s effective tax rate was 37.2 percent and 37.7 percent, respectively.

The federal income tax basis of the assets transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the federal income tax basis of the assets acquired by Intrepid pursuant to the Exchange Agreement is $895 million. This tax basis resulted in a net deferred tax asset as of the date of exchange of approximately $351 million being recorded, with a corresponding increase to additional paid-in capital. The Company is in the process of allocating the aggregate tax basis among the acquired assets, including inventory, property, plant and equipment, and mineral properties, based on the appraised value of each asset. Currently, we anticipate that for federal income tax purposes percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions. For financial reporting purposes at the date of the closing of the IPO, at September 30, 2008, the quarter ended September 30, 2008, and the period from April 25, 2008 through September 30, 2008, Intrepid has estimated the impact of the tax basis using an estimated allocation, recognizing that the final allocation of the tax basis will be different from the Company’s initial estimate for the tax related accounts on both the balance sheet and the statements of operations. It is expected that the final amounts will be different from the initial estimates. The final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated in the third quarter and for the year to date period subsequent to the IPO. The determination of the tax basis and the allocation is expected to be finalized in the fourth quarter of 2008 pursuant to the final income tax return of Mining being completed and the evaluation of the appraisal results.

Operating Highlights

Quarters Ended September 30, 2008 and 2007

Net income before taxes for the quarter ended September 30, 2008, and 2007 was $79.2 million and $9.4 million, respectively. Net income has increased rapidly in recent periods as the net sales prices for potash and langbeinite have increased. We sold 204,000 and 50,000 short tons of potash and langbeinite in the three months ended September 30, 2008, as compared to 224,000 and 32,000 short tons in the same period of 2007. Higher potash sales volumes in 2007 were because demand was met through the sale of inventory whereas in 2008 we have been selling all of the product we have been producing and carrying relatively low inventory levels, resulting in the need to allocate sales to customers based on the tons produced.

Our production volume of potash in the third quarter of 2008 was 200,000 short tons, or 33,000 short tons less than in 2007. This decreased production was principally the result of decreased ore grades during the quarter at both of our Carlsbad, New Mexico mines, partially offset by increased ore output from the East Mine, resulting from an added mining panel and the associated mining equipment and labor. In the third quarter of 2008, the lower ore grade at the West Mine was primarily a result of an increase in mine development work, which opens new areas of the ore body to future mining, but often results in relatively lower ore grades while the development work is in process. Our current mine planning efforts are evaluating the desirability of continuing with more robust development work at the West Mine based on current market conditions and the future production benefits. Additionally the third-quarter 2008 production decreased due to longer down-time periods at Moab and Wendover to allow further concentration in the evaporation ponds and for annual maintenance, both of which should have positive impacts in the coming year. Lastly, the decreased production was driven by a reduced yield at our West plant that was a result of a change by a vendor in the composition of a binding reagent used in the flotation circuit. This change in the chemical composition was unknown to us at the time of production, and we have since identified the defective reagent and replaced it with a product that functions effectively.

Our net sales price of potash was $623 per short ton ($687 per metric tonne) in the three months ended September 30, 2008 as compared to $193 per short ton in 2007 for the third quarter. These net sales prices compare to our average third quarter posted price for red granular FOB Carlsbad, NM, of $721 per short ton in 2008, and $214 in 2007. The difference between net sales prices and posted price is a result of product mix, the fact that we have negotiated prices months in advance of postings, and because we hold our prices steady for a limited number of customers for a period of one to three months. Our gross margin as a percentage of net sales was 64 percent for the three months ended September 30, 2008, as compared to 33 percent in the third quarter of 2007. The increase in gross margin has been as a direct result of commodity pricing, mitigated by increasing costs of sales. The significant increases in cost of goods sold are primarily due to increases in maintenance and contract labor, maintenance supplies, and royalties.

Selected Operations Data

The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. The combined information, which includes net sales as non-GAAP information, is presented as a means to enhance reader comparability. Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per ton of potash would have been higher in the third quarter of 2007 by approximately $2 per ton.

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Change between Periods
Production volume (in thousands of short tons):
Potash	200	233	(33)

Langbeinite	50	40	10

Sales volume (in thousands of short tons):
Potash	204	224	(20)

Langbeinite	50	32	18

Gross sales (in thousands)
U.S.	$132,843	$50,325	$82,518
International	13,414	2,534	10,880

Total	146,257	52,859	93,398
Freight costs (in thousands)
U.S.	3,371	4,634	(1,263)
International	1,683	433	1,250

Total	5,054	5,067	(13)
Net sales (in thousands)
U.S.	129,472	45,691	83,781
International	11,731	2,101	9,630

Total	$141,203	$47,792	$93,411

Potash statistics (per short ton):
Net sales price	$623	$193	$430
Cost of goods sold (exclusive of items shown separately below)	190	113	77
Depreciation, depletion and amortization	10	7	3
Royalties	21	7	14
By-product credit	(8)	(6)	(2)

Total potash cost of goods sold	$213	$121	$92

Warehousing and handling costs	7	5	2

Average potash gross margin:	$403	$67	$336

Langbeinite statistics (per short ton):
Net sales price	$283	$137	$146
Cost of goods sold (exclusive of items shown separately below)	87	99	(12)
Depreciation, depletion and amortization	12	16	(4)
Royalties	14	7	7

Total langbeinite cost of goods sold	$113	$122	$(9)

Warehousing and handling costs	10	4	6

Average langbeinite gross margin	$160	$11	$149

We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Notable elements from this presentation are the increasing net sales prices during the more recent periods as well as the increasing cost of goods sold on a per ton basis. The associated increase in royalty cost per ton is driven by the sales increases. The increase in cost of goods sold per ton is principally a result of higher labor and benefit costs, energy costs, and maintenance spending.

Period April 25, 2008, through September 30, 2008, and the Period January 1, 2008, through April 24, 2008 (predecessor), and the Nine Months Ended September 30, 2007

We sold 630,000 and 191,000 short tons of potash and langbeinite, respectively, in the nine months ended September 30, 2008, as compared to 679,000 and 132,000 short tons, respectively, in the same period of 2007. Higher potash sales volumes in 2007 were possible as a result of selling accumulated inventory whereas through September 2008 we have been allocating sales from production. In recent months, we have seen some decreased demand, relative to production, for our standard potash, principally used in drilling-fluid applications; therefore we have begun to build a modest level of standard inventory. Our production volume of potash in the three quarters of 2008 was 635,000 short tons, or 25,000 short tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, partially offset by increased ore output from the East Mine, resulting from an added mining panel and the associated mining equipment and labor; by improved recoveries at the East plant; and by improved ore grades at our Utah facilities. Our production volume of langbeinite in the three quarters of 2008 was 164,000 short tons, or 38,000 short tons greater than in 2007, principally due to an increased langbeinite ore grade. Our net sales price of potash was $445 per short ton ($491 per metric tonne) in the nine months ended September 30, 2008 as compared to $185 per short ton in 2007 for the third quarter. This net sales price compares to our average posted price in this nine month periods for red granular FOB Carlsbad, NM, of $550 per short ton in 2008, and $204 in 2007. Our gross margin as a percent of net sales was 63 percent in the period from April 25, 2008 through September 30, 2008, 48 percent in the period from January 1, 2008 through April 24, 2008, as compared to 29 percent in the nine months ended September 30, 2007. This increase in gross margin has been driven as a direct result of commodity pricing, mitigated by increased operating costs discussed below.

Selected Operations Data

The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. The pro forma information described in this document is presented as a means to enhance reader comparability. Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per ton of potash would have been higher in the third quarter of 2007 by approximately $2 per ton.

	Intrepid Potash, Inc. April 25, 2008 through September 30, 2008	Intrepid Minning LLC (Predecessor) January 1, 2008 through April 24, 2008	Combined Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Change between Periods
Production volume (in thousands of short tons):
Potash	355	280	635	660	(25)

Langbeinite	90	74	164	126	38

Sales volume (in thousands of short tons):
Potash	361	269	630	679	(49)

Langbeinite	84	107	191	132	59

Gross sales (in thousands)
U.S.	$208,676	$96,359	$305,035	$145,479	$159,556
International	17,744	13,061	30,805	11,660	19,145

Total	226,420	109,420	335,840	157,139	178,701
Freight costs (in thousands)
U.S.	6,427	8,168	14,595	13,732	863
International	2,164	4,191	6,355	2,333	4,022

Total	8,591	12,359	20,950	16,065	4,885
Net sales (in thousands)
U.S.	202,249	88,191	290,440	131,747	158,693
International	15,580	8,870	24,450	9,327	15,123

Total	$217,829	$97,061	$314,890	$141,074	$173,816

Potash statistics (per short ton):
Net sales price	$547	$309	$445	$185	$260
Cost of goods sold (exclusive of items shown separately below)	173	138	156	118	38

Depreciation, depletion and amortization	9	8	9	7	2
Royalties	19	10	15	7	8
By-product credit	(8)	(13)	(10)	(8)	(2)

Total potash cost of goods sold	$193	$143	$170	$124	$46

Warehousing and handling costs	7	6	6	4	2

Average potash gross margin:	$347	$160	$269	$57	$212

Langbeinite statistics (per short ton):
Net sales price	$246	$130	$181	$115	$66
Cost of goods sold (exclusive of items shown separately below)	68	77	80	80	—

Depreciation, depletion and amortization	9	10	11	14	(3)
Royalties	12	7	9	6	3

Total langbeinite cost of goods sold	$89	$94	$100	$100	$—

Warehousing and handling costs	9	6	8	5	3

Average langbeinite gross margin	$148	$30	$73	$10	$63

Outlook for the Remainder of 2008

Potash Prices

The commodity price for potash has been and will continue to be the most significant driver of our business and of profitability for the year. Our posted price for red granular product FOB Carlsbad, NM, increased to $800 per ton at the beginning of September 2008, and has remained stable since that time. Actual prices realized in the market will vary due to the timing and receipt of orders, among other factors. The recent financial crisis and a general decrease in commodity prices that began in July 2008 have resulted in a decline in agricultural commodity prices; however, potash prices have remained stable. Phosphate and nitrogen fertilizer prices have recently declined in response to a recent reduction in demand as well as decreases in their input manufacturing costs. Many purchasers of fertilizer appear to be deferring purchases to allow commodity and fertilizer price outlooks to become more clear. Going into the fourth quarter of 2008, we continue to sell product, although at a slower rate than in previous quarters, and as a result we expect to build inventories during this period of uncertainty in the commodity and financial markets.

Capital Investment

We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each facility, we have developed an investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production over time. Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operation with production efficiency and debottlenecking projects. We are accelerating some projects that were slated for future periods, given the current commodity price market. The project management aspect of our capital program is quite important and we try to ensure that we balance the acceleration with the need to manage the projects effectively and efficiently.

The timing of planned capital expenditures for our HB solar solution mine, described below, is dependent on the issuance of approvals and completion of design work and engineering studies, some of which are beyond our direct control. Certain projects have been scheduled around our annual maintenance turnaround for the Carlsbad operations, which are occurring as expected during the fourth quarter of 2008. As a result of different factors affecting our schedule, our planned capital expenditures in 2008 were heavily weighted toward the second half of the year. If our receipt of the necessary approvals is delayed or engineering studies lead to the need to further investigate alternative designs or contingencies, some of the capital investment anticipated in 2008 may be deferred. The timing related to the commencement of construction of the HB solar solution mine is dependent upon the receipt of the necessary approvals. Once those approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins.

Total capital investment in 2008 is expected to remain at approximately $80 to $95 million. Our capital expenditures related to the HB Mine in 2008 are expected to be in the range of $5 million to $15 million. A breakdown of our capital investment plan includes approximately $30 to $32 million to replace assets needed to maintain production, $15 to $18 million to improve and modernize equipment, $25 to $35 million, including the HB Mine, to increase production as described more fully below, and $10 million, a portion of which has been reimbursed and another portion which we expect to be reimbursed by our insurer, to complete the replacement of the East Mine warehouse. Of the $15 to $18 million planned to improve and modernize equipment, approximately $9 million is planned for underground mining equipment and other equipment we would previously have leased. The 2008 capital program will be funded out of cash flow and existing liquidity.

Capital investments, including accruals, for the nine months ended September 30, 2008, totaled $49.9 million. This total is comprised of $34.5 million in the period from April 25, 2008 through September 30, 2008 and $15.4 million for the period from January 1, 2008 through April 24, 2008. Of this total $49.9 million, approximately $20.6 million is to replace assets needed to maintain production, $12.7 million to improve and modernize equipment, $9.5 million to increase production and $7.1 million towards replacing the East Mine warehouse. Of the $12.7 million expenditure to improve and modernize equipment, approximately $6.6 million was for underground mining equipment and other equipment we would previously have leased.

In 2008, we have undertaken or plan to undertake the following projects to improve the overall reliability of the operations and increase production:

•

Begin construction of the HB Mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of $78 to $88 million to be completed approximately two years from the receipt of approvals, with approximately $5 to $15 million budgeted to be invested in 2008, though the timing of this spending depends on the approval process. We have applied for the necessary approvals and permits to the state and federal regulatory agencies, met with these agencies concerning our applications, and await receipt of these approvals and permits. The timing of the capital investment related to the development of the HB Mine is dependent on the timing of receipt of the necessary approvals. As the approvals are received, we may begin applicable phases of construction for the HB Mine. The project should take approximately two years from receipt of approvals to reach completion and full solar-pond capacity;

•

Install a horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West Mine for a total estimated cost of $13 to $15 million which is expected to be completed in the first half of 2009. Approximately $1-2 million associated with this project is expected to be invested in the fourth quarter of 2008. The engineering is substantially complete, and we have hired a construction contractor. We are also progressing on our potash recovery project at the West Mine and expect to have the new system installed early in 2009;

•

Install new thickeners to improve potash recoveries at our East Mine. The tie-ins to the plant are being completed during the East Mine scheduled maintenance turnaround in the fourth quarter of 2008 and final installation is expected upon receipt of the remaining equipment from the vendor in the second quarter of 2009. This project will require expenditures of $6 million to $7 million;

•

Progress on the engineering associated with an enhanced langbeinite recovery project at the East Mine with a total estimated capital expenditure of $10 to $15 million. This project is expected to be completed in 2010, with approximately $0.1 million to be invested during the fourth quarter of 2008;

•

Add a series of solution mining caverns at the Moab Mine, a project with a total estimated capital expenditure of $5 to $6 million. We are in the final stages of engineering, and have commenced the project in the fourth quarter of 2008 and expect to complete the Moab well system in the first half of 2009; and

•

Add additional deep brine wells at our Wendover facility with a total estimated capital expenditure of $2 to $5 million. We completed one additional deep brine well recently and expect to drill and complete two additional wells over the next two quarters, with benefits expected after the summer of 2009 evaporation season.

We engaged a qualified firm to prepare a complete feasibility study, together with design and engineering specifications for the reopening of the idle North Mine. The firm finished the first phase of the feasibility study which was a fatal flaw analysis, and concluded that there are no issues that present significant obstacles related to the reopening of the North Mine. Items reviewed included geology, environmental and operating permits, shaft integrity, water resources, hauling facilities and infrastructure. We have moved into the feasibility study, confirming all aspects of the project, mining, surface processing, final product preparation, storage and logistics. This work will take the project from study, through detailed engineering, to construction.

The North Mine was producing potash at a rate of approximately 300,000 tons per year with an overall capacity of about 350,000 tons in 1982 when it was closed due to low potash prices. We currently operate the

North Mine surface plant to finish and ship potash produced at our West Mine. The North Mine has two concrete lined shafts, utilities, brine disposal, tailings disposal, certain environmental and operating permits, and other infrastructure in place that make it possible to reopen the mine at a capital cost much less than a greenfield project. Reopening the North Mine will require at least the refurbishing of hoisting equipment, installation of underground mining systems, the rebuilding the ore processing facility, and increased compaction capacity.

All dollar amounts for future capital spending are initial estimates that are subject to change as the projects are further developed.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $138.8 million, we had no debt, and we had availability of $124.9 million under our revolving credit facility. The cash and cash equivalents balance has grown to $152.7 million as of October 31, 2008, and we continue to have the full availability of the credit facility. Our cash is invested in U.S. treasury instruments and in overnight deposits with US Bank. Since inception, we have funded our operations primarily through funds generated by operations and through borrowings under our existing senior credit facility. We believe that the net proceeds retained by Intrepid from the IPO, cash flow from operations and available borrowings under our senior credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

Operating Activities

On a year to date basis, there are no directly comparable periods for an analysis of operating activities; however the discussion will focus on significant trends in each historical period presented. Total cash provided by operating activities in the period from April 25, 2008, through September 30, 2008, was $109.8 million. Cash provided by operating activities for the predecessor entity for the period January 1, 2008 through April 24, 2008, was $26.0 million. The upward trend in cash provided by operating activities for the nine months ended September 30, 2008 as compared to the same period of 2007 is due primarily to increases in net income driven by realized sales prices for potash and langbeinite, partially offset by increased accounts receivable resulting from higher sales. As a non-operating item included in net income, insurance settlements provided $7.0 million for the period from January 1, 2008 through April 24, 2008, and are deducted in determining cash flow from operations. Trade accounts receivable increased $24.1 million from December 31, 2007, to September 30, 2008, as a result of increased pricing and revenues. Inventory balances increased by approximately $5.0 million from December 31, 2007, to September 30, 2008, primarily due to increased values of work-in-process inventory at our Wendover production facility and by an increase in our white standard grade potash at the New Mexico facility, mitigated by relatively lower inventories of langbeinite. Prepaid balances increased by approximately $3.5 million from December 31, 2007 to September 30, 2008, primarily due to annual premiums paid for insurance. Accounts payable and accrued liabilities increased approximately $4.9 million from December 31, 2007 to September 30, 2008, principally due to a high level of activity in furthering capital projects, but also reflecting higher operating costs. Since April 25, 2008, Intrepid has paid $10.9 million in income taxes and recorded another $18.8 million as income taxes payable.

Investing Activities

Total cash used in investing activities accumulated $31.4 million for the first nine months of 2008. This was comprised of $23.6 million being invested in the period from April 25, 2008 through September 30, 2008, and $7.8 million in the period from January 1, 2008 through April 24, 2008. The cash invested in property, plant and equipment has comprised the majority of the cash outflow. The combined cash investment for property, plant and equipment through September 30, 2008 was $38.5 million, $17.2 million greater than in the first nine months of 2007. In the period from January 1, 2008 through April 24, 2008 as well as in the first nine months of 2007, we received $7.0 million of insurance settlements related to property damage, which we used toward the construction of warehouses at the East Mine. As described previously, we anticipate that the pace of capital project investments will increase even further in the fourth quarter of 2008. Capital projects will continue to constitute the majority of our cash outflows from investing activities.

Financing Activities

Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through September 30, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, the predecessor entity, in connection with the Formation Transactions described previously. Debt of $86.9 million was repaid in the period from April 25, 2008 through September 30, 2008.

Existing Senior Credit Facility

In conjunction with the Formation Transactions described previously, all of the balances outstanding under the Company’s credit agreement were repaid on April 25, 2008, $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement, and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result of this repayment, the $50 million term loan has been canceled and the Company now has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of September 30, 2008. Prior to the repayment of the term loan, the $50 million term loan required a principal repayment of $1.25 million each quarter beginning June 29, 2007, of which $5.0 million was classified as current at December 31, 2007. As of September 30, 2008, the Company had $0.1 million of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the amount available for borrowing above.

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

The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain the following: at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges of 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on September 30, 2008.

The Third Amended and Restated Credit Agreement required us to maintain interest rate derivatives to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan. Historically, we maintained derivative hedging contracts that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the credit agreement, we have left the interest rate swap agreements in place taking the view that interest rates will rise and that the cost of settling the derivatives will be relatively beneficial as compared to closing out the contracts. Notional amounts for which the rate has been fixed as of September 30, 2008, are displayed below:

Termination Date	Notional Amount (In Thousands)	Weighted Average Fixed Rate
December 31, 2008	$20,150	4.96%
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

The weighted average notional amount outstanding as of September 30, 2008 and the weighted average 3-month LIBOR rate locked-in via these derivatives are $32.5 million and 5.13 percent. Exclusive of the impact of the derivatives, the weighted average interest rate for the period from January 1, 2008 through April 25, 2008 was 6.4 percent. The interest rate paid under our existing senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

As of September 30, 2008, we had contractual obligations totaling $78.8 million, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated. The associated imputed interest matches the presentation in this table.

	Payments due by period (in thousands)
	Total	Q4 2008	2009	2010	2011	2012	2013	2014 and later
Current and long-term debt(1)	$—	$—	$—	$—	$—	$—	$—	$—
Operating lease obligations(2)	29,240	1,367	5,986	5,193	4,484	2,122	1,888	8,200
Purchase commitments(3)	9,558	9,558	—	—	—	—	—	—
Pension obligations(4)	7,732	25	127	144	183	199	206	6,848
Asset retirement obligation(5)	20,404	—	—	—	—	—	—	20,404
Minimum royalty payments(6)	11,882	457	457	457	457	457	457	9,140

Total	$78,816	$11,407	$6,570	$5,794	$5,124	$2,778	$2,551	$44,592

(1)	All debt obligations were repaid immediately subsequent to the closing of the Company’s IPO and therefore no amounts are presented as outstanding on this table.

(2)	All operating lease payments inclusive of anticipated sales tax and railcar leases classified as a freight cost.

(3)	Purchase contractual commitments include the approximate amount due vendors in the event of the cancellation of purchase commitments for materials and services.

(4)	Pension distributions as estimated by our actuaries.

(5)	We are obligated to reclaim and remediate lands which our operations have disturbed, but because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2014. Commitments shown are in today’s dollars and undiscounted.

(6)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25 year life, consistent with estimated useful lives of plant assets.

Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.

Off-Balance Sheet Arrangements

We do not have any contingent interest in assets transferred; derivative instruments tied to our stock and classified as equity, long-term fixed price contracts, or variable interest entities that qualify as off-balance sheet arrangements.

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

Results of Operations for the Quarter Ended September 30, 2008 and Pro Forma Results of Operations for the Quarter Ended September 30, 2007

Operating Results

Net Sales and Freight Costs

The following table presents potash and langbeinite sales and production for the subject periods.

	Quarter ended September 30, 2008	Pro forma for the Quarter ended September 30, 2007	Change between the Pro forma Results	% Change
Production:
Potash (thousands of short tons)	200	233	(33)	(14)%

Langbeinite (thousands of short tons)	50	40	10	25%

Sales:
Potash (thousands of short tons)	204	224	(20)	(9)%

Langbeinite (thousands of short tons)	50	32	18	56%

Net Sales:
Potash (in millions)	$127.1	$43.4	$83.7	193%
Langbeinite (in millions)	$14.1	$4.4	$9.7	220%
Net sales per short ton:
Potash	$623	$193	$430	223%
Langbeinite	$283	$137	$146	107%

Net sales of potash increased $83.7 million, or 193 percent, from $43.4 million for the quarter ended September 30, 2007, to $127.1 million for the three months ended September 30, 2008, due primarily to an average increase in sales price of 223 percent resulting from strong potash demand. Higher potash sales volumes in 2007 were the result of selling then current production and drawing on inventory stores whereas we have had customers on allocation through September 2008. Net sales of langbeinite increased $9.7 million, or 220 percent, from $4.4 million for the quarter ended September 30, 2007, to $14.1 million for the three months ended September 30, 2008, due primarily to a 56 percent increase in sales volume and a 107 percent increase in average price.

Our potash production was less in 2008 than in 2007 principally due to lower relative potash ore grades from our West Mine, coupled with the decreased recovery from the West Plant described previously. In the third quarter of 2008, the lower ore grade at the West Mine was primarily a result of an increase in mine development work, which opens new areas of the ore body to future mining, but often results in relatively lower ore grades while the development work is in process.

Additionally, the third-quarter 2008 production decreased due to longer scheduled down-time periods at Moab and Wendover to allow further concentration in the evaporation ponds and for annual maintenance, both of which should have positive impacts in the coming year. Conversely, the production of langbeinite increased 25 percent in the third quarter of 2008 compared to the same period in 2007 due primarily to higher langbeinite ore grades and improved recovery rates, in part related to greater experience in langbeinite production since ramp-up in 2006. The higher concentration of langbeinite in the ore was coupled with a lower concentration of potash, so the offset to improved langbeinite production was a lower potash ore grade at the East Mine. The combined ore grades of potash and langbeinite at our East Mine tends to remain fairly constant, but the mix of potash and langbeinite making up the total ore grade will vary.

Freight costs were little changed for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price. Freight costs increased in part due to higher rail rates, but this increase was offset by lower sales volumes.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and langbeinite for the subject periods.

	Quarter ended September 30, 2008	Pro forma for the Quarter ended September 30, 2007	Change between the Pro forma Results	% Change
Cost of sales (in millions)	$49.1	$31.2	$17.9	57%
Total cost per short ton of potash sold(1)	$213	$123	$90	73%
Total cost per short ton of langbeinite sold(2)	$113	$122	$(9)	(7)%

(1)	Per short ton potash costs include $10 and $7 of depreciation expense in the third quarter of 2008 and 2007, respectively.

(2)	Per short ton langbeinite costs include $12 and $16 of depreciation expense in the third quarter of 2008 and 2007, respectively.

Cost of goods sold per short ton of potash increased $90 per ton, or 73 percent, from $123 per short ton on a pro forma basis for the quarter ended September 30, 2007, to $213 per short ton for the three months ended September 30, 2008. Potash costs per short ton increased 73 percent in the third quarter of 2008 relative to the pro forma results of the third quarter of 2007 due to significant cost increases of 58 percent, and a decline in production levels in the comparable period of 15 percent. The total cost of goods sold of our langbeinite decreased $9 per short ton, or 7 percent, from $122 per pro forma short ton for the three months ended September 30, 2007 to $113 per short ton for the three months ended September 30, 2008. Total production costs for langbeinite decreased approximately 7 percent in the quarter ended September 30, 2008 relative to the same quarter of 2007 because of the increased production.

Cost of goods sold increased $17.9 million, or 57 percent, from $31.2 million on a pro forma basis in the quarter ended September 30, 2007, to $49.1 million in the three months ended September 30, 2008. Our operating costs generally increased in the third quarter of 2008 as we hired more personnel and increased maintenance expenditures, which in turn, increased our benefit costs, consumable supplies, and other operating costs. Additionally, we saw an increase in natural gas costs and the associated increase to our electricity costs. With the higher sales price we have seen a higher royalty expense as well. Specifically, our labor and contractor costs increases were $6.2 million, or 71 percent, in the third quarter of 2008 due to contract maintenance projects, the addition of personnel to increase our maintenance staff and implement a trainee program, increased bonus accruals, and wage increases. Royalty expense increased $3.1 million, or 176 percent, in the third quarter of 2008 due to increased sales revenue and higher langbeinite sales, which incur a slightly higher average royalty than potash sales. Maintenance material costs increased $2.2 million, or 39 percent, in the third quarter of 2008 principally due to the increased level of maintenance projects. Natural gas expense increased $1.1 million, 33 percent, in the third quarter of 2008 relative to the third quarter of 2007. Increases in natural gas rates paid caused a $1.5 million increase, offset in part by $0.4 million in reduced losses, realized and unrealized, from natural gas derivatives. Additionally, electricity rates are impacted by fuel generation costs, and we experienced an increase of $1.5 million, or 60 percent, in electricity costs in the third quarter of 2008 as compared to the third quarter of 2007.

By-product sales credits reduced cost of goods sold by $1.6 million and $1.4 million in the quarter ended September 30, 2008 and 2007, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.2 million in the third quarter of 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 52 percent increase from $6.2 million for the quarter ended September 30, 2007, to $9.4 million for the three months ended September 30, 2008. Selling and administrative expenses increased in the third quarter of 2008 due primarily to larger accruals for annual bonuses based on overall Company performance and increased administrative and management staff associated with becoming a publicly traded company. We also have experienced an increase in professional service costs attributed to increased legal, audit, tax, appraisal, consulting and travel services.

We are a party to various legal proceedings that challenge decisions of the Bureau of Land Management, or BLM, relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. We refer to this as the “Potash Area dispute in New Mexico”. We are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. Expenses related to this Potash Area dispute in New Mexico decreased from $1.0 million in the quarter ended September 30, 2007 to $0.7 million in the quarter ended September 30, 2008.

Exploration Expense and Other

In the third quarter of 2008, we invested $0.2 million of costs associated with exploration work in the New Mexico area, and no similar work was performed in 2007. We also incurred $0.8 million in costs related to the abandonment of an injection well in Moab.

Other Income (Expense)

Other income (expense) resulted in a net expense of $0.3 million in the third quarter of 2008 compared to a pro forma net expense of $0.2 million in the third quarter of 2007.

Interest expense was $0.6 million for the three months ended September 30, 2008, a decrease of $0.4 million from pro forma expense of $1.0 million in 2007, due primarily to the timing of unrealized gains on interest rate swaps. Interest income of $0.4 million was generated in the three months ended September 30, 2008, principally on the cash held by the Company. There was virtually no interest income in the third quarter of 2007. Other expenses in the third quarter of 2008 included a loss of $0.1 million resulting from a loss on the bond-sinking-fund investments, held as restricted security for the Moab reclamation liability.

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico resulting in a property loss claim. For the quarter ended September 30, 2008 and 2007, insurance settlements in excess of property losses of $0 and $0.8 million, respectively, were recognized as proceeds received in connection with the East Mine wind-shear claim. Through September 30, 2008, the Company has received $22.4 million of insurance property settlement payments. The warehouse’s replacement cost is estimated to be approximately $26.0 million, and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized in other income as settlements are agreed upon.

Income Taxes

Income taxes of $29.5 million were recognized in the third quarter of 2008 at our effective rate of 37.2 percent. As a limited liability company, Mining, the predecessor, did not have an income tax expense, so there is no comparable figure for 2007, however our pro forma estimate of income tax expense for the comparable quarter is $3.5 million.

Pro Forma Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Operating Results

Net Sales and Freight Costs

The following table presents potash and langbeinite sales and production for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through September 30, 2008	Intrepid Mining LLC (predecessor) Period from January 1, 2008 through April 24, 2008	Pro forma for the Nine Months ended September 30, 2008	Pro forma for the Nine Months ended September 30, 2007	Change between Periods	% Change
Production:
Potash (thousands of short tons)	355	280	635	660	(25)	(4)%

Langbeinite (thousands of short tons)	90	74	164	126	38	30%

Sales:
Potash (thousands of short tons)	361	269	630	679	(49)	(7)%

Langbeinite (thousands of short tons)	84	107	191	132	59	45%

Net Sales:
Potash (in millions)	$197.2	$83.3	$280.5	$125.3	$155.2	124%
Langbeinite (in millions)	$20.6	$13.8	$34.4	$15.8	$18.6	118%
Net sales per short ton:
Potash ($/short ton)	$547	$309	$445	$185	$260	141%
Langbeinite ($/short ton)	$246	$130	$181	$115	$66	57%

Net sales of potash increased $155.2 million, or 124 percent, from $125.3 million for the nine months ended September 30, 2007, to $280.5 million for the nine months ended September 30, 2008 due primarily to an average increase in sales price of $260 per ton or 141 percent resulting from strong potash demand. Demand from the agricultural sector of the business has remained strong and we continue to operate with little inventory of our granular product. Sales in 2008 were lower due to the decreased production and resultant availability of product, and we are seeing a modest build of inventory in the standard product as industrial demand for that product has declined in recent months. Our production volume of potash in the three quarters of 2008 was 635,000 short tons, or 25,000 short tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, though principally at the East Mine, and partially offset by increased ore output from the East Mine, resulting from an added mining panel and the associated mining equipment and labor, improved recoveries at the East plant, and improved ore grades at our Utah facilities.

Net sales of langbeinite increased $18.6 million, or 118 percent, from $15.8 million for the nine months ended September 30, 2007, to $34.4 million for the nine months ended September 30, 2008 due both to a 45 percent increase in the volume of sales and a 57 percent increase in the average price. Production of langbeinite increased 30 percent in the third quarter of 2008 compared to the same period in 2007 due primarily to higher langbeinite ore grades and improved operating rates, in part related to greater experience in langbeinite production since ramp-up in 2006. The higher concentration of langbeinite in the ore is coupled with a lower concentration of potash, so the offset to improved langbeinite production was lower potash production at the East Mine.

Freight costs increased $4.9 million, or 30 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due primarily to increases in export shipments to China and increases in fuel costs. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and langbeinite for the subject periods.

	Intrepid Potash, Inc. Period from April 25, 2008 through September 30, 2008	Intrepid Mining LLC (predecessor) Period from January 1, 2008 through April 24, 2008	Pro forma for the Nine Months ended September 30, 2008	Pro forma for the Nine Months ended September 30, 2007	Change between Periods	% Change
Cost of sales (in millions)	$77.1	$48.6	$126.3	$97.8	$28.5	29%
Total cost per short ton of potash sold(1)	$193	$143	$170	$125	$45	36%
Total cost per short ton of langbeinite sold(2)	$89	$94	$100	$100	$—	—

(1)	Per short ton potash costs include $9 and $6 of depreciation expense in the nine months ended September 30, of 2008 and 2007, respectively.

(2)	Per short ton langbeinite costs include $11 and $14 of depreciation expense in the nine months ended September 30, of 2008 and 2007, respectively.

The pro forma cost of goods sold per short ton of potash increased $45, or 36 percent, from $125 per short ton for the nine months ended September 30, 2007, to $170 per short ton for the nine months ended September 30, 2008. Potash costs per short ton increased 36 percent in the first three quarters of 2008 due to significant cost increases representing 31 percent of the increase and a decline in the production levels for the remaining five percent of the increase. The increased cost of goods sold in the first nine months of 2008 was partially offset by approximately a $1 million adjustment reducing cost of goods sold and increasing the inventory valuation of our pond inventory at Wendover and Moab. Increased costs of langbeinite were offset by increased production volumes such that the cost per short ton remained unchanged for the nine months ended September 30, 2008 relative to the comparable period of 2007.

Pro forma cost of goods sold increased $28.5 million, or 29 percent, from $97.8 million in the nine months ended September 30, 2007 to $126.3 million in the nine months ended September 30, 2008. Costs that increased materially during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 included labor and contractor, benefits, maintenance material, natural gas, electricity, royalty, depreciation, and other expenses. Labor and contractor costs increased $12.1 million, or 47 percent, in the first nine months of 2008 due to contract maintenance projects, the addition of personnel to increase our maintenance staff and implement a trainee program, increased bonus accruals, and wage increases. Maintenance material costs increased $6.5 million, or 46 percent, in the first nine months of 2008 principally due to the increased level of maintenance projects.

Royalty expense increased $5.9 million, or 114 percent, in the first nine months of 2008 due to increased sales revenue and higher langbeinite sales, which incur a slightly higher average royalty than potash sales. Benefit expenses increased $1.6 million, or 21 percent, in the first nine months of 2008 principally due to the increased levels of employment. Depreciation expense increased $1.4 million, or 22 percent, in the first nine months of 2008 based on new capital additions over the prior year. Other increases in cost of goods sold followed from increased insurance, operating supply, consulting, and employee recruitment expenses.

Natural gas expense increased $3.5 million in the nine months ended September 30, 2008, due principally to higher market rates. Higher rates drove $3.6 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.1 million decrease in the expense. Electricity costs increased $2.0 million or 27 percent in the nine months ended September 30, 2008 due principally to higher rates and fuel surcharges.

By-product sales credits reduced cost of goods sold by $6.6 million and $5.3 million in the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $6.6 million on a pro forma basis in the first nine months of 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 39 percent increase, from $17.1 million for the nine months ended September 30, 2007 to $23.7 million for the nine months ended September 30, 2008. Pro forma selling and administrative expenses increased in the first nine months of 2008 due primarily to larger accruals for annual bonuses based on overall Company performance, increased administrative and management staff associated with becoming a publicly traded company, and other expenses such as legal, consulting, audit, and tax-services.

Exploration Expense and Other

For the nine months ended September 30, 2008, we invested $0.2 million of costs associated with exploration work in the New Mexico area, and no similar work was performed in 2007. We also incurred $0.8 million in costs related to the abandonment of an injection well in Moab.

Other Income (Expense)

Pro forma other income (expense) was a net expense of $0.7 million for the nine months ended September 30, 2007, and a net income of $6.2 million for the nine months ended September 30, 2008, the change due primarily to insurance settlements of $7.0 million in excess of property losses during the three quarters of 2008. Pro forma interest expense increased by $0.3 million in the nine months ended September 30, 2008 from an expense of $0.6 million in the nine months ended September 30, 2007, due principally to the timing of gains and losses on interest rate swaps. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second and third quarter of 2008. Interest income increased by $0.7 million during the nine months ended September 30, 2008 due to higher interest-bearing cash balances. Other expenses in the three quarters of 2008 increased by $0.4 million resulting from a loss on the bond-sinking-fund investments, held as restricted security for the Moab reclamation liability.

In April 2006, a wind-shear struck the product warehouse at the East Mine in Carlsbad, New Mexico resulting in a property loss claim. For the nine months ended September 30, 2008 and the nine months ended September 30, 2007, insurance settlements in excess of property losses of $7.0 million and $0 million, respectively, were recognized as proceeds received in connection with the East Mine wind-shear claim. Through September 30, 2008, the Company has received $22.4 million of insurance settlement payments. The warehouse’s replacement cost is expected to be approximately $26.0 million, and the Company anticipates completion in 2009. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized in other income as settlements are agreed upon.

Income Taxes

Income taxes of $45.7 million were recognized in the April 25, 2008 through September 30, 2008 period at our effective rate of 37.7 percent. On a pro forma basis, income taxes for the first three quarters of 2008 are estimated to be $62.7 million. Since Mining was a limited liability company, it did not have an income tax expense, so there is no comparable figure for 2007. However, our pro forma estimate of income tax expense for the comparable three quarters is $8.5 million.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates, the policies and methods of deriving estimates not having changed since the last quarterly disclosure

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however revenue is recognized for these transactions upon shipment when the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid’s current published prices or upon negotiated short-term purchase orders from customers.

We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill for freight, packaging, and certain other distribution costs only on the portion of our sales for which we are responsible as many customers arrange for and pay for these costs.

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

Exploration Costs—Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred.

Inventory—Inventory consists of product and by-product stocks that are ready for delivery to market, mined ore, potash in evaporation ponds and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, amortization, and equipment lease costs applicable to the production process. The value of potash within the solar ponds, work-in-process inventories, is estimated based on the amount of finished inventory expected to be recovered and the lower of cost incurred through the stage of completion or net realizable value less costs to complete the process. Estimates are used in the allocation of costs to different products, including byproducts.

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

Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

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

During June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation upon formation in 2007. Neither the impact of the Company’s adoption of FIN 48, nor a current assessment of its tax positions have a material effect in accordance with FIN 48 on Intrepid’s results of operations, financial condition or liquidity.

Before completion of the IPO in April 2008, Mining operated as a limited liability company, which did not pay federal or state income taxes. Mining’s taxable income or loss has been included in the state and federal tax returns of its members.

Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable which are carried at cost and approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against accounts receivable balance to estimate net realizable value. The revolving credit facility’s recorded value approximates its fair value as it bears interest at a floating rate. Intrepid’s interest rate and natural gas swaps have been recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to our review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts the Company could realize upon the sale, settlement, or refinancing of such instruments.

Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of non-vested restricted share awards. As required by SFAS 128, Earnings per Share, awards of non-vested shares to be issued to employees and consultants under a share-based compensation arrangement are considered options for purposes of computing earnings per share. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. The Company has no anti-dilutive securities. Following the lapse of the vesting period of restricted stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment. This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods. There are no performance or market conditions.

Reclassifications—Certain reclassifications have been made to the prior year consolidated financial statements to conform to current year presentation. An accrual for stores inventory recently consumed was reclassified to accounts payable in the amount of $0.2 million in the consolidated balance sheet for Mining for the year ended December 31, 2007.

Recent Accounting Pronouncements

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for financial statements issued by Intrepid beginning in 2009. We do not expect SFAS 160 to have any impact on our consolidated financial statements.

During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their “full fair values” on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. We do not expect SFAS 141(R) to have any impact on our consolidated financial statements.

During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect and entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued by Intrepid beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements and related disclosures.

During May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have any impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Fluctuations and Exchange Rates

We typically have low balances of accounts receivable denominated in Canadian dollars and, as a result, we have minimal direct foreign exchange risk. However, there is an indirect foreign exchange risk as described below.

Currency fluctuations and exchange rates can play a role in potash pricing. The U.S. imports the majority of its potash from Canada and Russia. When the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and ruble thus tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. When the Canadian dollar and ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices to increase sales volumes. A decrease in the net realized sales price of our potash would adversely affect our operating results.

Commodity Prices, Geographic Concentration, and Interest Rate Fluctuations

The Company has entered into derivative transactions for the purchase of natural gas. As of September 30, 2008, the Company has contracted to purchase a notional 30,000 MMBtu per month from November 2008 to April 2009, and these contracts are settled against the “F.E.R.C. El Paso Natural Gas Co. – Permian Basin – Index.” These contracts were entered into for other-than-trading purposes.

In a typical commodity swap agreement, if the agreed-upon published, third-party index price is lower than the swap fixed price, we receive the difference between the index price per unit and the contracted swap fixed price. If the index price is higher than the swap fixed price, we pay the difference.

The following table describes the volumes and fixed contract prices of contracts we have in place as of September 30, 2008. The fair value of the contracts aggregated to a liability of $46,000 as of September 30, 2008.

Contract Period	Volumes	Fixed Contract Price
	(MMBtu)	(per MMBtu)
November 2008	30,000	$5.26
December 2008	30,000	$6.57
January 2009	30,000	$7.11
February 2009	30,000	$7.14
March 2009	30,000	$7.06
April 2009	30,000	$7.06

All gas swap contracts	180,000

Refer to Note 14—Derivative Financial Instruments in Part 1, Item 1 of this report for additional information regarding our natural gas derivative transactions.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

Potash Association of New Mexico v. United States Department of the Interior, et al., United States District Court for the District of New Mexico. We are not a party to this action and it does not involve any claims against us. We are a member of the Potash Association of New Mexico, or PANM, and in that capacity have participated in this action. On December 6, 2006, PANM filed a Complaint challenging certain holdings of the Interior Board of Land Appeals, or IBLA, in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill, or APDs, for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior, or the Secretarial Order, relating to the Potash Area. Through its Complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. On August 29, 2008, the United States District Court for the District of New Mexico issued an order dismissing the Complaint without prejudice. The Court held that the IBLA’s decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute “final agency action” that was subject to judicial review. The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA’s decision in IMC Kalium. This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases. If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells. On October 28, 2008, PANM appealed the District Court’s dismissal order to the United States Court of Appeals for the Tenth Circuit

Intrepid Potash–New Mexico, LLC v. BLM. We filed this appeal before the IBLA on September 19, 2006, challenging the BLM’s approval of 11 APDs located approximately one and one-half miles east of our East Mine near Carlsbad, New Mexico. This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled. We argued in this appeal that: (i) BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling and (ii) BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. On September 29, 2008, the IBLA issued its decision which affirmed the BLM’s approval of the 11 APDs. This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and for which we have applied for potash leases, but that are not currently under potash lease to Intrepid. Intrepid is continuing to review the IBLA’s decision and to consider its rights to appeal it.

Protests of Pending APDs. As of September 30, 2008, Intrepid maintains protests against approximately 21 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid’s protests are based on the arguments advanced in the proceedings described above, and additional arguments including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

In particular, Intrepid has intervened in a proceeding before the New Mexico Oil Conservation Division in support of the Division’s denial of the APD for the Laguna State “16” Well No. 2, proposed by Fasken Oil & Ranch Ltd (Case No. 14116), which would be located on state lands approximately half a mile from the workings of the Intrepid’s North Mine. A hearing before a Division examiner occurred on June 27th and 30th of this year and the matter has been submitted for decision. Any decision by the hearing examiner may be re-heard by the New Mexico Oil Conservation Commission.

We are subject to claims and legal actions in the ordinary course of business. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	RISK FACTORS

Other than as supplemented below, there have been no material changes from risk factors as previously disclosed in our quarterly report on Form 10-Q filed on June 2, 2008 with the Securities and Exchange Commission for the quarterly period ended March 31, 2008.

Continued disruption in credit markets and governmental policy changes may adversely affect our business, financial condition and results of operations.

Recent disruptions in the financial and credit markets together with falling oil and natural gas prices and possible policies of the new administration regarding domestic oil and natural gas exploration and development may adversely affect our business and our financial results. The tightening of credit markets may reduce the ability of our customers to buy products from us at historic levels for an unknown, but perhaps lengthy, period. It may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases from us even if they have cash or if credit is available to them. Falling oil and natural gas prices may result in a slowdown in drilling which would reduce the demand for our product by the oil and gas industry. If oil and natural gas drilling were to decline significantly, we would be required to compact our standard product in order to sell a portion of it into the agricultural market, which would increase our production costs. Oil and natural gas domestic exploration and development may also be reduced as a result of policies of the new administration. If we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or would be able to do so only on unfavorable terms.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2008.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: November 12, 2008	/s/ ROBERT P. JORNAYVAZ III
Robert P. Jornayvaz III
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2008	/s/ DAVID W. HONEYFIELD
David W. Honeyfield
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)