Form 10-K
period 2008-12-31
Intrepid Potash, Inc.
filed 2009-03-06
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34025

INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1501877 (I.R.S. Employer Identification No.)
700 17th Street, Suite 1700, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 296-3006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of 34,562,300 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, of $65.78 per share as reported on the New York Stock Exchange was $2,273,508,094. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 2, 2009, the registrant had 74,985,026 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2009 annual meeting of stockholders to be filed within 120 days after December 31, 2008.

INTREPID POTASH, INC. and INTREPID MINING LLC

PART I

        When we use "Intrepid," the "Company," "our," "we" or "us," we are referring to Intrepid Potash, Inc. and its consolidated subsidiaries. References to "Mining" are to Intrepid Mining LLC. References to "Moab," "NM," "HB," and "Wendover" are to Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, HB Potash, LLC, and Intrepid Potash—Wendover, LLC, respectively, our principal operating subsidiaries. References to "West," "East," and "North" refer to mines and mills within NM. References to "tons" refer to short tons. One short ton equals 2,000 pounds. We have included technical terms important to an understanding of our business under "Glossary of Terms." Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Cautionary Information about Forward-Looking Statements" section of this document for an explanation of these types of statements.

ITEM 1.    BUSINESS

General

        We are a domestic producer of muriate of potash (MOP or potassium chloride) and are dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral that contains potassium. We were incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC ("Mining") in corporate form after an initial public offering ("IPO") which closed on April 25, 2008. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining's ongoing business has been conducted by Intrepid including all operations that previously had been conducted by Mining. The common stock of the Company trades on the New York Stock Exchange under the ticker "IPI."

        Our principal offices are located at 700 17th Street, Suite 1700, Denver, Colorado 80202, and our telephone number is (303) 296-3006.

Company History

        Mining was formed in January 2000 for the purpose of acquiring the Moab mine from Potash Corp. of Saskatchewan, Inc. ("PCS"). The Moab mine was a solution mine which had experienced sustained declining production. Our management team stabilized production volumes at nearly twice the pre-acquisition level by applying horizontal drilling technology that is commonly used in the oil and gas industry but had never before been used to mine potash.

        We observed that potash from Moab, Utah shared markets with potash produced in Carlsbad, New Mexico and in Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and effect operating synergies. We acquired the assets of Mississippi Potash, Inc. and Eddy Potash, Inc. in Carlsbad, New Mexico from Mississippi Chemical Company in February 2004. In April 2004, we acquired the potash assets of Reilly Chemical, Inc. in Wendover, Utah.

        From the inception of Mining in January 2000 to December 31, 2008, we have made capital investments in these mines to improve their reliability and the efficiencies of the mining operations.

        On April 25, 2008, Intrepid closed the sale of 34,500,000 shares of common stock in an initial public offering ("IPO"), including 4,500,000 shares sold in connection with the underwriters' exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining's ongoing business has been conducted by Intrepid including all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO. All of the revenue producing assets, employees, and obligations other than those described herein, were transferred to Intrepid in connection with the completion of the IPO.

        The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received aggregate net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement") dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO. Pursuant to the Exchange Agreement, Intrepid assumed, agreed to pay, and agreed to indemnify Mining from, any liability or obligation of Mining (other than the $18.9 million portion of Mining's liability under its credit facility). The assumption of liability and indemnity were intended to cover present and future liabilities related to the assets transferred by Mining to Intrepid and the business of Mining as conducted before the IPO. Accordingly, Intrepid is responsible for all obligations of Mining existing on the date of completion of the IPO or arising after that date in connection with facts, events, conditions, actions or omissions existing on or before that date, whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due (other than the $18.9 million portion of Mining's liability under its credit facility as described above). In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008, referred to as the "Formation Distribution." The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and have been used to fund production expansions and other growth opportunities and for general corporate purposes. Mining was dissolved on April 25, 2008. On that date, Mining's known liabilities were provided for and Mining's remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock that were owned by Mining were distributed pro rata to Mining's members.

        The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

        Intrepid has one operating segment, the extraction and production of potash-related products, and its operations are conducted entirely in the continental United States.

Industry Overview

        Fertilizers serve a fundamental role in global agriculture by providing essential nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate and potassium (potash), and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potash helps regulate plants' physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites and cold weather. Unlike nitrogen and phosphate, potash does not require additional chemical conversion to be used as a plant nutrient.

        Potash is mined either from conventional underground mines or, less frequently, from surface or sub-surface brines. According to the International Fertilizer Industry Association ("IFA"), six countries accounted for approximately 90 percent of the world's aggregate potash production in the first six months of 2008. During this time period, the top seven potash producers supplied approximately 83 percent of world production. Five of the top ten producers are further concentrated into two marketing groups, which together supplied approximately 56 percent of global potash production in the first six months of 2008.

        Virtually all of the world's potash is currently extracted from approximately twenty commercial deposits, and the most recently constructed operating mine in the world was opened in 1987. There are substantial challenges to adding new potash production because economically recoverable potash deposits are scarce, deep in the earth and geographically concentrated. A further challenge is that the majority of unexploited mineralized deposits of potash existing outside the Canadian province of Saskatchewan are located in remote and/or politically unstable regions such as the Congo, Thailand, and Argentina.

        In recent years, growth in global demand coupled with limited increases in global supply have led to increases in potash mining operating rates. We believe the global potash industry has operated at or near the highest achievable production rates during 2007 and much of 2008. As a result of increasing demand and tight supply, potash prices have increased rapidly. Beginning in the third quarter of 2008 and manifesting itself more obviously in the fourth quarter of 2008, the global financial crisis resulted in rapid declines in the price of corn, oil, nitrogen and phosphate fertilizers, and several key crops, which has created uncertainty for farmers regarding their input costs and revenue potential heading into the 2009 planting season. This uncertainty has led to a decline in the demand for all fertilizers as growers wait to see how these markets will unfold prior to making their planting decisions. Demand has fallen for potash along with the other fertilizer products at the end of 2008 and into the beginning of 2009. A number of global potash producers have independently responded to this decrease in demand by curtailing production. Our list prices for our product have remained constant from September 2008 to February 2009, yet we sold much less product in the fourth quarter of 2008 than we have historically. Of additional note, we do however sell potash below our list prices on occasion if we believe it to be a good strategic decision.

        Fertecon Limited, a fertilizer industry consultant, expects global potash consumption to grow 5.2 percent annually from 2008 to 2012 given contracted demand beginning in late 2008. This growth is driven primarily by strong global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As populations grow, more food is required from decreasing arable land per capita, which requires higher crop yields and, therefore, more plant nutrients. As incomes grow in the developing world, people tend to consume more animal protein, which requires larger amounts of grain for feed. In addition, the U.S. desire for increased renewable energy and associated energy concerns have resulted in policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstocks.

        The combination of population growth, the increasing demand for balanced fertilization, and the continued demand for yield in the agricultural markets have been substantial factors in the overall increase in the price for potash in recent years.

Strategy

        Intrepid's strategy is to focus on the delivery of margin. We have the ability, because of the markets we serve, to achieve a higher net realized price for our product as a result of the overall proximity of our operations to these markets. We also believe that we have an ability to improve the efficiencies of our existing mine operation with specific debottlenecking and yield recovery projects. We also will attempt to increase potash and langbeinite production through the reopening of mines and expansion of production at our facilities.

  •
  Focus on margin.    We will continue to focus on our margin both by effectively marketing our product and working toward reducing per ton operating costs. We plan to execute on additional opportunities to control our fixed and variable operating expenses and pursue various projects designed to increase the reliability of our mining facilities and minimize production downtime.

  •
  Expand potash production from existing facilities.    We have expansion opportunities at our operating facilities that we expect will increase production, drive down our unit cost per ton and increase our cash flow. One of these projects is the reopening of the HB mine. The HB mine, located in Carlsbad, New Mexico, was formerly operated as a conventional underground mine and was idled in 1996 by its previous owner. We are in the process of reopening the HB mine as a solution mine, using the same solar evaporation and solution mining technology we currently use at our Moab mine. We believe the HB mine is suitable for solution mining due to the easily accessible mineral resource and our ability to rely in part on existing equipment and personnel to process potash. As to the status of the project, we were notified by the Bureau of Land Management (the "BLM") in early January 2009 that it will require that an Environmental Impact Statement ("EIS") be prepared prior to issuing approval. Based on discussions with the BLM, we currently anticipate that the projected timeframe needed to complete the EIS will be approximately 18 to 24 months. We expect production from the HB mine to begin approximately one year after receipt of final permits and approvals.

  •
  Expand langbeinite production.    We are one of two exporting producers of langbeinite. We mine langbeinite in Carlsbad, New Mexico from the only known commercial reserves of langbeinite in the world. In order to better capitalize on the growing demand for langbeinite, we have initiated projects that we anticipate will allow us to increase our annual langbeinite production by increasing the percent langbeinite recovered in the processing mill. We market our langbeinite under the registered name of Trio®. The production of langbeinite benefits our profitability, as we are able to produce a second product from the same amount of ore feed. We also have a focused marketing effort to expand the market for our Trio® product.

Competitive Strengths

  •
  U.S. potash-only producer.    We are the largest producer of potash in the U.S., the second largest potash-consuming country in the world. We are one of two publicly-traded potash-only companies producing today, the other being Uralkali, a Russian producer. We are dedicated to the production and marketing of potash and langbeinite. As a dedicated potash producer, we believe our financial performance is subject to less volatility than that of other fertilizer companies. Historically, potash prices have been subject to less volatility than prices for other fertilizers and commodity chemicals. In addition, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and phosphate products.

    As a U.S. producer, we enjoy a significantly lower total tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. We currently pay an average royalty rate of approximately 3.5 to 4.0 percent of our net sales, which compares favorably to our competitors in Canada.

  •
  Assets located near our primary customer base.    Our mines are advantageously located near our largest customers. We believe that our location allows us to realize higher net sales prices than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. According to state potassium fertilizer sales data collected by the Association of American Plant Food Control Officials, Inc. and our sales data, annual consumption of potassium products in our markets is approximately five times our current annual production. This allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our net sales per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage. In addition, our location in an oil and gas producing region allows us to serve industrial customers, the majority of whom we reach by truck.

    We estimate that our average net sales per ton advantage, which results primarily from our freight cost advantage, over our primary Canadian competitors per product ton of potassium chloride was $88, $39, and $43 per ton for 2008, 2007, and 2006, respectively. Our calculations are based on net sales per ton for Agrium Inc., The Mosaic Company and PCS for muriate of potash only. Prior to 2008, Mosaic's MOP net sales price was calculated by subtracting langbeinite-only revenues, assuming $115 net sales per ton for langbeinite (K-Mag®).

  •
  Diversification into niche markets.    We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2008, these markets represented approximately 62 percent, 30 percent and 8 percent of our potash sales, respectively. According to Fertecon, approximately 92 percent of all potash produced is used as a fertilizer. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.

    We are one of two exporting producers of langbeinite in the world. Both producing facilities are located in Carlsbad, New Mexico. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite production, known as Trio®, outside of our core potash markets. PCS Sales (USA), Inc. ("PCS Sales") markets our langbeinite production outside North America. This relationship gives us access to PCS Sales' extensive international sales network and informs us about developments in the international market. During 2008, we sold approximately 207,100 tons of Trio®, representing 16 percent of our total product tons sold during this period.

  •
  Significant reserve life and water rights.    Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 123 years, based on proven and probable reserves estimated in accordance with Securities and Exchange Commission, or SEC, requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized deposits for potential future exploitation.

  •
  Existing facilities and infrastructure.    Constructing a new potash production facility requires extensive capital investment in mining, milling and infrastructure, which is expensive and requires substantial time to complete. Our five operating facilities and the HB mine already have significant facilities and infrastructure in place. We have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.

  •
  Track record of innovation and modernization.    Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. From the inception of Mining in January 2000 to December 31, 2008, we have invested approximately $172 million in capital expenditures at our facilities to enhance the reliability and productivity of our operations.

  •
  Solar evaporation operations.    The Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a low-cost and energy-efficient method of producing potash. Our understanding and application of solution mining, combined with our location in regions with favorable climates for evaporation, allow our Utah facilities to enjoy low relative production costs. We are in the process of developing the HB mine using the same solar evaporation and solution mining technology we use at our Moab mine.

 Significant Developments in 2008

  •
  The posted price of potash increased from $357 per ton in January 2008 to $800 per ton in December 2008. Similarly, posted Trio® prices per ton increased from $171 to $356 per ton in 2008. These increased prices resulted in a net realized price in 2008 of $486 per ton for potash and $192 per ton for Trio®. The increase in our net realized price for potash was driven by supply being exceeded by demand through the early part of the year. The increase in the Trio® pricing was driven by the associated increase in potash value as well as the further development of the langbeinite sales market domestically and internationally. In the first couple of months of 2009, we continue to sell product at or near our posted prices, although at a slower rate than in comparable quarters. There is no assurance we will be able to continue this trend. Additionally, on March 4, 2009, Belarusian Potash Company announced a decision to revise the price for granular potash for the Brazilian market effective from March to May 2009 which has been set at between US$750 and US$765 per metric tonne; this was a decrease from their previously announced price of US$1,000 per metric tonne.

  •
  We completed the initial public offering of common stock of the Company in April 2008. This transaction provided liquidity to our selling shareholders, and we were able to strengthen our balance sheet by repaying all of our outstanding debt and having approximately $53 million of cash on hand to begin to execute our long-term growth and marketing strategies.

  •
  In 2008, we invested $94 million of capital in our facilities. These improvements included drilling new injection and extraction wells in Moab and Wendover, improving the structural elements of our Carlsbad surface facilities, adding underground mining machines, upgrading the electrical and underground conveyer systems, continuing the replacement of some of our product warehouses, and, in general, upgrading the processing facilities at all our locations through equipment improvements and infrastructure improvements.

  •
  We advanced the permitting on the HB mine project with a large amount of technical work and we are currently working through the process with the BLM to complete the required EIS.

  •
  We began an engineering and design project for the reopening of the North mine. This facility was shut down in the early 1980's. We own the surface facilities, the shafts, the infrastructure and the majority of the leases for the North mine. We engaged a professional engineering firm to conduct a fatal flaw analysis of the project. The firm's conclusion agreed with our own, noting that no fatal flaws to the project have been identified at this point, and, accordingly, we have commenced work to advance the engineering and design of the North mine.

  •
  We completed the initial build-out of the management team needed for growth and to meet the requirements associated with being a public company. We also enhanced our operations and management team at our Carlsbad facilities allowing us to focus our attention on making sustaining improvements to these facilities and operating in a more efficient manner.

International Marketing and Distribution

        All of our international sales of potash and Trio®, with the exception of sales to Canada and Mexico, are marketed by PCS Sales under an exclusive marketing agreement on a spot basis. During 2008, approximately 53 percent of our Trio® was sold internationally, and the majority of these international sales were negotiated on our behalf through PCS Sales. Our relationship with PCS Sales is important to us because it gives us access to PCS Sales' international sales network. The chart below shows the percentage of sales of potash and Trio® made to various countries, based upon shipping destination, during the years ended December 31, 2008, 2007, and 2006. The market for our Trio® product continues to expand.

 Geographic Breakdown of Net Sales—All Products

	Percentage of Net Sales
	Year Ended December 31,
	2008	2007	2006
Region:
Mexico/Latin America	4.1%	4.4%	4.4%
Caribbean	0.6	0.2	0.9
Canada	0.4	0.9	0.2
Other	2.0	0.7	—

Export Subtotal	7.1	6.2	5.5
United States	92.9	93.8	94.5

Total Sales	100.0%	100.0%	100.0%

Major Customers

        We have a diversified customer base exceeding 165 customers. As noted earlier, we sell into the agricultural, industrial and feed markets. In 2008, these markets represented approximately 62 percent, 30 percent and 8 percent of our potash sales, respectively. We are one of two exporting producers of langbeinite in the world.

        Within the agricultural market, we supply a diversified customer base of distributors, retailers and cooperatives, who in turn supply growers producing a wide range of crops. Agricultural markets primarily consume granular potash, whereas the industrial and feed markets primarily consume standard potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us the flexibility to adjust our product mix to market conditions. Servicing the industrial market provides us with customers that are unrelated to agricultural markets.

        In 2008, 2007, and 2006, one distributor customer accounted for 11.1 percent, 10.5 percent and 10.0 percent of net sales, respectively. In 2008, 2007, and 2006, a second customer, also a distributor, accounted for 9.8 percent, 9.7 percent and 10.9 percent of net sales, respectively. Although we consider our relationships with both of these customers to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results.

Environmental, Health and Safety Matters

        We mine and process potash and potash-related products which subjects us to an evolving set of federal, state and local environmental, health and safety ("EHS") laws that regulate, or propose to regulate: (i) product content and labeling; (ii) conduct of mining and production operations, including safety procedures followed by employees; (iii) management and handling of raw materials; (iv) air and water quality impacts from our facilities; (v) disposal, storage and management of hazardous and solid wastes; (vi) remediation of contamination at our facilities and (viii) post-mining land reclamation.

        We employ, both within the Company and outside the Company, reclamation and environmental health professionals to review our operations and assist with environmental compliance. These reclamation and environmental health professionals identify and address compliance issues regarding used oil and petroleum product management, solid and hazardous waste management and disposal, water and air quality, asbestos abatement, drinking water quality, reclamation requirements, radiation control and other EHS issues.

        We have spent, and anticipate that we will continue to spend, substantial financial and managerial resources to comply with EHS standards. The majority of these resources will be expended through our capital budget. In 2008, our capital expenditures were $94 million. In addition to these capital expenditures, in 2008, our environmental and remediation-related expenditures at our facilities totaled approximately $1.2 million.

        We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are enforced, interpreted or administered. Reclamation and environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2009 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Product Registration Requirements

        We are required to register fertilizer products with each U.S. state and foreign country where products are sold. Each brand and grade of commercial fertilizer must be registered with the appropriate state agency before being offered for sale, sold or distributed in that state. Registration requires a completed application, guaranteed analysis, product labels and registration fee. Sold products must have specified information printed on the bag, on tags affixed to the end of the package, or, if in bulk shipments, written or printed on the invoice, bill of lading or shipping papers.

        State registrations are for one- to two-year periods, depending on each state's requirements. In addition, each state also requires tonnage reporting for products sold into that state either monthly, quarterly, semi-annually or annually, depending on each state's requirements. Some states do require the same registration and reporting process for feed grade products; industrial grade products do not require registration or tonnage reporting. We believe we are in material compliance with applicable product registration requirements.

Operating Requirements and Government Regulations

        Permits.    We are subject to numerous EHS laws and regulations, including laws and regulations regarding land reclamation; release of air or water contaminants; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substances releases. These laws include the Clean Air Act, Clean Water Act, RCRA, CERCLA, the Toxic Substances Control Act, and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, EHS laws and regulations may impose joint and several liability, without regard to fault, and for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.

        We hold numerous environmental, mining and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and surface water, and injection of brine and wastewater to sub-surface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of approximately $95 to $115 million. We have applied for the necessary approvals and permits to the state and federal regulatory agencies, met with these agencies concerning our applications, and await receipt of these approvals and permits. In January 2009, the BLM informed the Company that it has determined that an EIS is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and capital expenditures for it deferred while the EIS is completed. Based on discussions with the BLM, we currently anticipate that it will take approximately 18 to 24 months from February 2009 to complete the EIS process. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins.

        In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.

        Except as set forth herein, we believe we are in material compliance with existing regulatory programs, permits, and approvals. From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East mine, North mine and Moab mine at times may experience some discharges during periods of significant rainfall. We have identified, and are in the process of implementing, several initiatives to attempt to address this issue, including reconstruction or modification of certain dams, increased evaporation through water sprays, pumping, and a reduction of process discharges. State and federal officials are aware of this issue and have visited the site to review the issue. No citations or orders have been issued regarding this issue. We expended capital of approximately $1.9 million in 2008 and have budgeted additional funds in 2009 to address this discharge issue at our facilities.

        In May 2007, an administrative order was issued by New Mexico authorities requiring us to take action to comply with drinking water standards at our New Mexico facilities, but not imposing any penalties in connection with this order. As a result, we have submitted quarterly progress reports and taken steps to correct the problems, including some repairs to our New Mexico drinking water systems. In November 2008, the New Mexico authorities determined that we had complied with the terms and conditions of the administrative order and formally terminated it.

        Air Emissions.    With respect to air emissions, we anticipate that additional actions and expenditures may be required in the future to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The U.S. Environmental Protection Agency has issued a number of regulations establishing requirements to reduce nitrogen oxide emissions and other air pollutant emissions. Additionally, with increased attention paid to emissions of greenhouse gases, including carbon dioxide, new regulations could go into effect that may affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.

        In December 2007, we received an air quality Notice of Violation related to fugitive emissions at the East mine in New Mexico. We took corrective action in response to that Notice of Violation and, in April 2008, resolved the Notice of Violation by agreeing to pay a $10,800 monetary penalty. In

August 2008, and based on our self-reporting of a violation, we received an air quality Notice of Violation related to particulate emissions from the East Loadout Scrubber stack. We are working with state officials to resolve this situation and to determine what, if any, monetary penalty will be assessed and what corrective action will be required. In 2008, we spent $0.9 million of capital, and in 2009, we have budgeted and expect to invest over $1 million to improve upon our fugitive dust emissions. Although we are not aware of any additional air quality enforcement actions pending for our New Mexico facilities, the malfunction or failure of pollution control equipment and/or production equipment, more stringent air quality regulations, or a change in interpretation and enforcement of applicable air quality laws and regulations could result in an enforcement action.

        Health and Safety Regulation and Programs.    Our New Mexico and Utah facilities are subject to the Occupational Safety and Health Act, the Mine Safety and Health Act, related state statutes and regulations, or a combination of these laws.

        The Mine Safety and Health Administration, referred to herein as MSHA, is the governing agency for our New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. On August 6, 2008, we had a fatal employee electrocution accident at our East Plant. MSHA issued six citations in connection with the accident and assessed a penalty of approximately $203,000. We are in the process of resolving these citations with MSHA. Recently, our New Mexico facilities have begun participating in MSHA's Region 8 "Partnership Program." Intrepid is one of nine facilities in the partnership program of over 1,500 mines in the South Central District of MSHA. There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Principles include for example, working for an open, cooperative environment; agreeing to citation and conflict processes; improving training; and helping other, less equipped or staffed locations. Annual and refresher training for all employees at our New Mexico facilities is held, covering required topics as well as site-specific issues and incidents. Each of our New Mexico facilities is serviced by a trained mine rescue team which is ready to respond to any on-site incidents. The team practices and participates at state and federal events and competitions. Our New Mexico facilities also recently embarked on a behavior-based safety initiative in which the hourly workforce takes the lead to observe and coach proper safety behavior.

        OSHA governs the safety standards at our Utah facilities. Both Moab and Wendover have active safety and health programs. Regular meetings are held covering various safety topics. Annual and refresher training is held for all employees at these facilities, covering required topics, as well as site specific issues and incidents.

        Remediation at Intrepid Facilities.    Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of regulated substances, refined petroleum products, potash, salt, related potash and salt by-products and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos-containing transite), and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials.

        At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under CERCLA or state laws governing cleanup or disposal of hazardous and solid waste substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.

        For example, buildings located at our facilities in both Utah and New Mexico have a type of transite siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the transite siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos-containing transite and related materials. Many of our facilities also contain permitted asbestos landfills, some of which have been closed. We have worked closely with Utah officials to address asbestos-related issues at our Moab mine. We are working with federal officials to resolve issues concerning the disposal of asbestos-containing transite at an unpermitted location at our West mine, which may require additional removal of transite material, a land swap or another remedy.

        In 2008, we recognized an environmental expense of $1.2 million within cost of goods sold expense, principally for the removal of transite-siding and environmental studies. Similar levels of spending are expected in 2009 for these environmental remediation and/or compliance programs. A reclamation liability has been accrued for all legally required reclamation programs, as noted below. However, if additional contamination is discovered or the contamination is of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

Reclamation Obligations

        Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. These tailing materials may also include other contaminants, such as lead, that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities, the HB mine, may have issues regarding lead in the tailings pile. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.

        Additionally, several of our permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific reclamation obligations related to restoration of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2008, is approximately $8.1 million, which is reflected in our financial statements. However, various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2008, is approximately $30.9 million. It is often difficult to estimate and predict the potential costs and liabilities associated with remediation and reclamation, and there is no guarantee that we will not in the future be identified as potentially responsible for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties subject to remediation and/or reclamation obligations or liabilities.

Taxes and Insurance

Royalties and Other Taxes

        The potash, langbeinite, and by-products we produce and sell from fee leases are subject to royalty payments. We lease land from the US Federal government, the states of New Mexico and Utah, and private land owners. We also own the underlying mineral assets on a portion of our Wendover facility. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases.

Some royalties are determined as a fixed percent of revenue and others are on a sliding scale that varies with the ore grade. We paid $13.8 million in royalties in 2008, and our average royalty rate was 3.5 percent in 2008.

Income Taxes

        Intrepid is a subchapter C corporation and is subject to federal and state income taxes. The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the Company's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset of approximately $358 million. The Company is in the process of allocating the aggregate tax basis among the acquired assets, including inventory, property, plant and equipment, and mineral properties, based on the fair value of each asset. For financial reporting purposes, the aggregate tax basis at the IPO closing date of April 25, 2008; for the period from April 25, 2008, through December 31, 2008; and at December 31, 2008, have been estimated by the Company based upon an allocation of relative fair values. The Company expects to finalize accounting for the transaction prior to the close of the first quarter of 2009. The finalized tax basis will be different from the Company's estimated tax related accounts on both the balance sheet and the income statement.

Insurance

        We maintain insurance policies covering general liability, property and business interruption, workers' compensation, business automobile, umbrella liability, aviation hull and liability, directors' and officers' liability and various ancillary and customary policies.

        In 2006, we suffered two insurable losses. The first loss occurred on April 22, 2006, when a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. Damage to the warehouse and the product in the warehouse and alternative handling and storage costs were covered by our insurance policies at replacement value less a $1 million deductible. The warehouse's replacement cost is expected to be approximately $30 million. Additional insurance payments to reconstruct the warehouse are still contingent upon review by the insurer and, therefore, will be recognized in the future as settlements, if any, are agreed upon. Through December 31, 2008, we had received insurance settlements on the East mine of approximately $22.4 million, comprised of property loss settlements of $21.1 million, resulting in a gain of $16.9 million, and business interruption settlements of $1.3 million.

        The second loss occurred on October 10, 2006, when unused utilities in the West mine production shaft broke loose due to an increase in groundwater flows into the shaft resulting from heavy rains from Hurricane John. We incurred a 54-day shutdown to remove all the unused utilities and to improve groundwater capture and conveyance systems in the shaft. Under the then terms of our business interruption insurance policy, the first 30 days of the interruption were not covered by insurance. We received full payment of $4.0 million in insurance settlements on the West mine on our business interruption claim.

        While experiencing a significant increase in premiums, we were able to renew the property insurance program with an insurance syndicate in 2008. The increase in premiums was essentially driven by the increase in the value of the assets as improvements were made to the facilities and the value of the assets increased with increasing potash prices. Management also adjusted coverage limits to be more reflective of the higher commodity price environment.

 Seasonality

        The sales patterns of our agricultural products are generally seasonal. Over the last three years, we have averaged 28 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. The strongest demand for our fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. Our quarterly financial results can vary from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. Our sales to industrial and animal feed markets relative to our competitors has tended to smooth the seasonal sales pattern. In 2008 however, applications of fertilizers in the fall were significantly lower than normal for the agricultural part of our business. We also saw sales into our industrial market decrease substantially in the fourth quarter of 2008. As a consequence, we have built a larger than normal level of inventory as of December 31, 2008, as sales levels had greatly decreased compared to our production volumes.

Competition

        We sell into commodity markets and compete based on delivered price, timely service and quality product. Products must maintain particle size and K2O content benchmarks to compete effectively. Further, our customers value the ability to deliver product in a timely manner.

        We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in the former Soviet Union. As a smaller producer, we seek to maintain an advantage through timely service, the ability to time our sales to market conditions and a focus on the markets in which we have a transportation cost advantage.

Employees

        As of December 31, 2008, we had 776 total employees of which 769 were full-time employees. Of the total employees, 631 were located in Carlsbad, New Mexico, 48 in Wendover, Utah, 50 in Moab, Utah, 40 in Denver, Colorado and 7 in other locations. We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2011. We consider our relationships with our employees to be satisfactory.

Cautionary Information about Forward-Looking Statements

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial position or state other forward-looking information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to the following:

  •
  changes in the price of potash or Trio®;

  •
  operational difficulties at our facilities;

  •
  changes in demand and/or supply for potash or Trio®;

  •
  changes in our reserve estimates;

  •
  our ability to achieve the initiatives of our business strategy, including but not limited to the development of the HB mine as a solution mine;

  •
  changes in the prices of our raw materials, including but not limited to the price of natural gas;

  •
  fluctuations in the costs of transporting our products to customers;

  •
  changes in labor costs and availability of labor with mining expertise;

  •
  the impact of federal, state or local government regulations, including but not limited to environmental and mining regulations;

  •
  competition in the fertilizer industry;

  •
  declines in U.S. agricultural production;

  •
  declines in oil and gas drilling;

  •
  changes in economic conditions;

  •
  adverse weather events at our facilities;

  •
  our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; and

  •
  other risks described under "Risk Factors."

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty. Before you invest in our common stock, you should be aware that the occurrence of the events described in "Risk Factors" and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial position.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities Exchange Commission ("SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Our Internet website address is www.intrepidpotash.com. Under the investor relations tab of our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also routinely post important information about Intrepid under the investor relations tab of our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Glossary of Terms

        Effective Capacity:    As estimated by Intrepid, the amount of potash production a facility can achieve based on the amount and quality of ore that can currently be mined, milled and/or processed assuming no modifications to the system and a normal amount of scheduled down-time.

        Langbeinite:    A generic term for sulfate of potash magnesia. The processing of langbeinite results in sulfate of potash muriate which we market for sale as Trio®.

        Magnesium Chloride (MgCl2):    An effective de-icing and de-dusting agent that is sold primarily into the Mountain West and Pacific Northwest regions.

        Metal Recovery Salt:    Potash combined with salt in various ratios chemically enhances the recovery of aluminum in aluminum recycling processing facilities.

        MMBtu:    Million British Thermal Units.

        Nameplate Capacity:    Typically the maximum achievable production the potash mill can achieve assuming there is enough ore of a specified grade to maximize the processing rate. Nameplate capacities have not typically been adjusted over time in the potash industry for the depletion of ore resulting in lower ore grades to mills, losses in productivity that can result as facilities mature, or adverse events that materially reduce the amount of feed available to the mill.

        PCS:    Potash Corporation of Saskatchewan Inc. and PCS Phosphate Company, Inc., from whom Intrepid acquired Moab Salt,  Inc.

        PCS Sales:    PCS Sales (USA), Inc., with whom Intrepid has entered into an exclusive marketing agreement for international sales other than to Mexico and Canada.

        Potash:    A generic term for potassium salts (primarily potassium chloride, but also sulfate of potash magnesia or langbeinite, potassium nitrate and potassium sulfate) used predominantly and widely as a fertilizer in agricultural markets worldwide. Potash also has numerous industrial uses, including oil and gas drilling and stimulation fluids. Potash ore is commonly called sylvite. Unless otherwise indicated, references to "potash" refer to muriate of potash.

        Potash Area:    A 497,000 acre location of the nation's strategic potash reserve in southeastern New Mexico established by order of the U.S. Secretary of the Interior and administered by the BLM.

        Potassium Chloride (KCl—muriate of potash or MOP):    The most abundant, least expensive source of potassium on a delivered K2O basis and the preferred source of potassium for fertilizer use, currently accounting for approximately 95 percent of total fertilizer use of K2O. Commercial grades for fertilizer use are typically 95-98 percent potassium chloride, containing about 60-62 percent K2O. Potassium chloride is the primary raw material used to produce industrial potassium hydroxide and its derivative salts, the most commercially important of which are potassium carbonate, potassium chromate, potassium permanganate and the potassium phosphates. It is also used as an intermediate in chemical synthesis routes to potassium sulfate and potassium nitrate. Muriate of potash is either red or white in appearance, depending on how it is produced.

        Potassium Nitrate (KNO3—niter, saltpeter, nitrate of potash or sal prunella):    A white crystalline salt. In the U.S., its use is limited but it is used as a nonchloride source of potash and nitrate nitrogen. The nutrient content of commercial, fertilizer-grade material is about 13-14 percent nitrogen and 44 percent K2O. Although potassium nitrate does exist as such in nature, there are no known large deposits of concentrated potassium nitrate-containing minerals. Recovery of naturally occurring materials has been primarily from the crude sodium nitrate (caliche) beds in Chile. Potassium nitrate is referenced in the "potash" and "potassium chloride" terms above.

        Potassium Oxide (K2O):    The potassium (K+) content of commercial fertilizers is expressed as percent potassium oxide (K2O). Potassium oxide, however, is merely a means of reporting potassium content that has been a part of the fertilizer industry for many years. The potassium content of pure potassium chloride fertilizer is expressed as 63% K2O, which is the equivalent of 52.3% elemental K (potassium). In the soil, potassium chloride dissolves into potassium ions (K+) and chloride ions (Cl-), the latter representing 47.7% of the potassium chloride molecular weight. Percent potassium oxide (K2O) is referenced in other terms in this glossary.

        Potassium Sulfate (K2SO4—sulfate of potash or SOP):    A crystalline salt that is derived directly from brines or synthesized from other potassium salts and minerals. Commercial grades for fertilizer use are usually 93-95 percent potassium sulfate, containing 50-51 percent K2O. Potassium sulfate accounts for 1-2 percent of total potash fertilizer use.

        Probable (Indicated) Reserves:    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that the Company believe with reasonable certainty that access to the reserves can be obtained, even though currently-issued permits are not required.

        Proven (Measured) Reserves:    Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established.

        Reserve:    That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

        Salt (NaCl—sodium chloride):    The salt industry is a commodity business with a heavy emphasis on price competition, which results in market boundaries being defined by delivered costs.

        Solar Evaporation:    An ore extraction process by which brines containing salt, potash and magnesium chloride are collected into solar evaporation ponds, where natural evaporation of the water is used to crystallize out the potash and salt contained in the brine. The resulting white potash and salt are then processed and prepared for sale.

        Solution Mining:    An ore mining process by which potash is extracted from the ground by injecting a solvent (usually salt-saturated water) into a potash ore body. The solvent dissolves the potash, which causes the density of the solvent to increase. The dense, potash-rich solvent then sinks to the bottom of the mine, where an extraction well pumps the salt and potash-saturated brine to the surface for processing. Solution mining does not require men or machines to be underground.

        Sulfate of Potash Magnesia (K2SO4.2MgSO4—langbeinite or potassium magnesium sulfate) :    A double salt containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 3 percent of potash fertilizer, based on 2007 data. Commercial products typically contain 22 percent K2O, 11 percent magnesium and 22 percent sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12 percent to 42 percent K2O, 2 percent to 5 percent magnesium and 3 percent to 7 percent sulfur.

        Tailings:    Salt and insoluble minerals that remain after potash is removed from ore during processing, typically disposed of in a tailings pile.

        Ton:    A short ton, a measurement of mass equal to 2,000 pounds. References to "tons" in this report refers to short tons.

        Tonne:    A metric tonne, a measurement of mass equal to 1,000 kilograms or 2,204.6 pounds.

        Trio®:    The product Intrepid markets for sale that is processed from langbeinite ore and which serves as a low-chloride potassium, magnesium and sulfur-bearing fertilizer primarily for use in citrus, vegetable, sugarcane and palm applications and as an animal feed supplement.

        Underground Mining:    An ore mining process by which: 1) machines are used to cut a network of interconnected passages as high as the ore seam; 2) roof bolters are used to stabilize the mine roof and pillars are left to provide additional roof support; and 3) ore extracted at the face is then conveyed using belts and a hoist system to the surface for processing.

Executive Officers of the Registrant

        The following table sets forth the names, ages and positions held by Intrepid's executive officers. The age of the executive officers is as of February 15, 2009.

Name	Age	Position
Robert P. Jornayvaz III	50	Chairman of the Board and Chief Executive Officer
Hugh E. Harvey, Jr.	56	Chief Technology Officer and Director
David W. Honeyfield	42	Executive Vice President, Chief Financial Officer and Treasurer
Martin D. Litt	44	Executive Vice President and General Counsel
James N. Whyte	50	Executive Vice President of Human Resources and Risk Management
R.L. Moore	59	Senior Vice President of Marketing and Sales
Rodney D. Gloss	52	Vice President and Controller

        Robert P. Jornayvaz III has served as Chairman of the Board and Chief Executive Officer of Intrepid since its formation in November 2007 and has served, directly or indirectly, as a manager of Mining since its formation in January 2000. Mr. Jornayvaz is the 100 percent owner of Intrepid Production Corporation, which owned 40 percent of Mining prior to the IPO and 100 percent of IPC Management LLC, one of two managers of Mining. Intrepid Production Company also owns 50 percent of Intrepid Oil & Gas, LLC. Mr. Jornayvaz holds a B.A. degree from the Plan II Honors Program at the University of Texas and has 28 years of experience in the oil and gas industry and ten years of experience in the potash industry. Mr. Jornayvaz has been associated with Mr. Harvey for approximately 13 years, participating in joint property acquisition arrangements through their own companies until forming Intrepid Oil & Gas, LLC in 1996.

        Hugh E. Harvey, Jr. has served as Executive Vice President of Technology and Director of Intrepid since its formation in November 2007 and has served, directly or indirectly, as a manager of Mining since its formation in January 2000. Mr. Harvey's title was recently changed to Chief Technology Officer. Since February 2009, Mr. Harvey has taken over the responsibilities of Chief Operating Officer following the departure of the Company's former Chief Operating Officer. Mr. Harvey is 100 percent owner of Harvey Operating and Production Company, which owned 40 percent of Mining prior to the IPO and the 100 percent of HOPCO Management LLC, one of two managers of Mining. Harvey Operating and Production Company also owns 50 percent of Intrepid Oil & Gas, LLC.

Mr. Harvey earned a B.Sc. in Mining Engineering and an M.E. in Petroleum Engineering, from the Colorado School of Mines. He has ten years' experience in the potash mining industry, over 25 years of experience in the oil and gas industry and a unique combination of mining, mineral processing, drilling, field operations and economic evaluation experience. Mr. Harvey has been associated with Mr. Jornayvaz for approximately 13 years, participating in joint property acquisition arrangements through their own companies until forming Intrepid Oil & Gas, LLC in 1996.

        David W. Honeyfield joined Intrepid as Executive Vice President, Chief Financial Officer and Treasurer in March 2008. From May 2003 to March 2008, he held various positions with St. Mary Land & Exploration Company, most recently as Senior Vice President and Chief Financial Officer from March 2007 to March 2008, Chief Financial Officer from May 2005 to March 2007 and Vice President—Finance, Treasurer and Secretary from May 2003 to May 2005. Prior to joining St. Mary, Mr. Honeyfield was Controller and Chief Accounting Officer of Cimarex Energy Co. from September 2002 to May 2003 and Controller and Chief Accounting Officer of Key Production Company, Inc., which was acquired by Cimarex in September 2002. Prior to joining Key Production Company in April 2002, Mr. Honeyfield was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen since January 1991, and he served clients primarily in the mining, oil and gas, and manufacturing sectors. Mr. Honeyfield holds a B.A. in Economics from the University of Colorado.

        Martin D. Litt joined us as Executive Vice President and General Counsel in July 2008. He began his career with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in 1991 and joined the law firm of Holme Roberts & Owen LLP in 1993. Mr. Litt was a partner at Holme Roberts & Owen and also served on the firm's Executive Committee. While at Holme Roberts & Owen, he focused his practice on commercial litigation and antitrust, in addition to serving as outside counsel to Intrepid. Mr. Litt holds a B.A. from Amherst College, magna cum laude, and a J.D. from the University of Michigan Law School, cum laude.

        James N. Whyte has served as Executive Vice President of Human Resources and Risk Management of Intrepid since December 2007. He joined Mining as Vice President of Human Resources and Risk Management in May 2004 and was named Executive Vice President of Human Resources and Risk Management in October 2007. Prior to joining Mining, Mr. Whyte served as President of Caleb Insurance Group, Inc. since December 1998. Mr. Whyte's other previous roles included serving as a Senior Vice President for Marsh and McLennan, a global professional services and insurance brokerage firm, and a Regional Land Manager for Diamond Shamrock, an oil refining and marketing company. Mr. Whyte holds a B.B.A. in Finance from Southern Methodist University and an M.B.A. from The University of Denver.

        R.L. Moore has served as Senior Vice President of Marketing and Sales of Intrepid since its formation in November 2007. He has served as Senior Vice President of Marketing of Intrepid New Mexico since March 2005 and prior to such time, served as Vice President of Marketing of Intrepid New Mexico since March 2004. Prior to joining Intrepid New Mexico, Mr. Moore served as Vice President of Marketing for Mississippi Potash, Inc. since August 1996. Mr. Moore directed all marketing and sales activities for Mississippi Potash's potash mining and processing. Mr. Moore holds a Certified Traffic Manager Certification from the College of Advanced Traffic.

        Rodney D. Gloss has served as Vice President and Controller of Intrepid since its formation in November 2007 and has served as Mining's Vice President and Controller since July 2004. Between November 1998 and July 2004, he held the positions of Vice President, Chief Financial Officer and Controller of Timminco Limited, an international light metal manufacturing and mining company, since November 1998. Mr. Gloss' additional experience includes positions as the Finance Manager and Area-Controller with Sulzer Intermedic's EP Division, an international manufacturer of high-tech medical devices, and the Controller and Director of Finance with North American Chemical, a private international mining and processing company of inorganic chemicals. Mr. Gloss holds an M.B.A. in Business Administration from the Anderson School, University of California—Los Angeles and a B.S. in Math and B.S. in Business Administration from Northern Arizona University.

ITEM 1A.    RISK FACTORS

        Our future performance is subject to a variety of risks. If any of the following risks actually occurs, our business could be harmed and the trading price of our common stock could decline. In addition to the following risk factors, please refer to the other information contained in this report, including the historical consolidated financial statements and related notes.

 Risks Related to Our Business

Continued disruption in credit markets, financial markets, the economy, and governmental policy changes may adversely affect our business, financial condition and results of operations.

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

Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may negatively affect our operating results.

        Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and capacity utilization until the cycle repeats. Furthermore, potash producers have, at various times, suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. For example, during the last four months of 2008 and extending into 2009, demand for potash contracted due to uncertainty resulting from the global financial crisis, decreases in commodity prices of agricultural products, concerns by farm producers about input costs, and the effect that lower prices for their product might have on their operations. The majority of potash producers have since independently announced production curtailments to match potash production to demand. As a result of these various factors, the price of potash can be volatile. Farmers also have the ability to consider lower application rates of potash in an effort to extract potassium from the soil. This volume and price volatility may reduce profit margins and negatively affect our operating results. We sell the majority of our potash into the spot market in the U.S. and have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility.

Mining is a complex and hazardous process which frequently experiences production disruptions, and the nature of our operations may make us more vulnerable to such disruptions than our competitors.

        The process of mining is complex and equipment- and labor-intensive, and involves risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems and other unexpected events. In addition, we must transport mined product for long distances to remove it from the mines for processing, which creates a higher probability of accidents. Our facilities and equipment are older than the average North American potash mine and may require more maintenance or be more likely to fail than newer facilities or equipment. Our shafts at our West mine were constructed in 1931 and require frequent maintenance due to water inflow, wooden structure and salt buildup and are located in an area of known subsidence. Additionally, langbeinite ore is harder and more abrasive than muriate of potash ore and has caused greater wear on our mining and milling equipment at our East mine, which has increased and may continue to increase the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes; for example, our East mine mill experiences build-ups of glaserite, an undesirable by-product of langbeinite production, and we must remove this build-up. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from our planned capital expenditures focused on growth, such as increases in nameplate and effective capacity, for use on capital expenditures to maintain existing effective capacity. Production delays or stoppages will adversely affect our sales and operating results, and higher than expected maintenance and repair expenses may adversely affect our operating results.

The grade of ore that we mine may vary from our projections due to the complex geology of potash reserves, which could adversely affect our potash production and our financial results.

        Our potash production is affected by the ore grade, or potassium content of the ore. Our projections of ore grade may vary from time to time, and the amount of potash that we actually produce may vary substantially from our projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. Potash ore bodies have complex geology. The occurrence of large, unknown salt deposits, known as salt horsts, in core ore areas located in Carlsbad, New Mexico or Moab, Utah would adversely affect ore grades. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable-grade product. As a result, our expected future cash flows would be materially adversely affected.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

        Our reserve estimates may vary substantially from the actual amounts of muriate of potash and langbeinite we may be able to economically recover from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of muriate of potash and langbeinite reserves necessarily depend upon a number of variables and assumptions, any one of which, if incorrect, may result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

  •
  future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes and development and reclamation costs;

  •
  future mining technology improvements;

  •
  the effects of regulation by governmental agencies; and

  •
  geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate.

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

Our business depends upon skilled and experienced personnel, and employee turnover may have a material adverse effect on our development and operating results.

        The success of our business depends upon our ability to attract and retain skilled managers and other personnel. We compete for experienced laborers with other industries, including a copper mine in Moab, Utah, a nuclear waste management facility in southeast New Mexico, and oil fields and other potash facilities near Carlsbad, New Mexico. A new uranium enrichment facility in Eunice, New Mexico is under construction. Employee turnover in proximity to Carlsbad has generally been high, and the continued expansion of nuclear facilities near Carlsbad threatens to increase competition for qualified workers. If we are not able to attract and retain the personnel necessary for the development of our business, we may have to raise wages to keep employees or hire less qualified workers, either of which would ultimately result in higher labor costs per ton of potash produced.

Prices of natural gas and other important raw materials and energy used in our business are volatile. Changes in the prices of raw materials or energy or disruptions to supply could adversely impact our business and our sales.

        Natural gas, electricity, steel, water, chemicals and fuel, including diesel and gasoline, are key raw materials used in our production of potash products. Natural gas is a significant energy source used in the solution mining process at the Moab mine and at the East mine processing plant. Our sales and profitability from time to time have been and may in the future be impacted by the price and availability of these raw materials and other energy costs. A significant increase in the price of natural gas, electricity and fuel that is not recovered through an increase in the price of our potash, or an extended interruption in the supply of natural gas, electricity, water or fuel to our production facilities, could materially adversely affect our business, financial condition or operating results. High natural gas costs also may increase farm input costs, which may cause our potash sales to decline.

        The price of natural gas in North America is highly volatile. Since January 2004, natural gas prices according to the El Paso Natural Gas Co. Permian Basin index, on which the prices we pay for natural gas are primarily based, have ranged from a high of $10.75 per MMBtu in November 2005 to a low of $2.74 per MMBtu in March 2009. Steel is a commodity that is also subject to volatile pricing. Since January 2004, hot rolled coil steel prices have ranged from a high of $1,306 per ton in August 2008 to a low of $488 per ton in January 2004. Our forecasts of capital expenditures are based on assumptions with respect to prices of skilled labor and commodities, including steel and concrete. We cannot predict future commodity prices, and if such prices are higher than expected, we may lose sales to competitors with lower production costs, our profitability could be materially adversely affected and our capital expenditures could increase.

Aggressive pricing strategies by our competitors could materially adversely affect our sales and profitability.

        Many of our competitors have significantly larger operations than we do and mine potash from reserves that are thicker, higher-grade and less geologically complex than our reserves. The large size of some of our competitors may give them greater leverage in pricing negotiations with customers and may enable them to negotiate better rates for transportation of products sold. The nature of our competitors' reserves and the economies of scale of their operations may allow them to mine their potash at a lower cost. If one or more of these competitors were to decide for any reason to aggressively lower prices in an attempt to increase their sales, our size and cost structure might not allow us to match that pricing, such that we would likely lose sales and our operating results and profitability would be materially adversely affected.

Any decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry can significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

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

A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids in the Permian Basin or Rocky Mountain regions may increase our operating costs and decrease our average net sales per ton of potash.

        A significant portion of our sales consists of sales of standard potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. Due to the decline in oil and gas drilling, we have chosen to compact some of our standard product to sell it into the agricultural market, which has increased our production costs. This can have an impact on our net sales per ton for our agricultural tons, as agricultural sales may require transportation to more distant delivery points. Alternative products that have some of the clay-inhibiting properties of potash in oil and gas drilling fluids are commercially available. As the price of potash increases, these alternative products may replace some of our sales of standard potash, which would reduce our industrial sales and result in the same increases in production costs and decreases in net sales per ton.

Our per ton profitability could be eroded by increases in operating costs.

        A substantial portion of our operating cost structure is comprised of fixed costs consisting primarily of labor and benefits, base energy usage, property taxes, insurance, maintenance, and some depreciation; we also have variable costs associated primarily with overtime and associated benefits, contractor labor, consumable operating supplies and chemicals, some level of energy and per unit depreciation. Because a portion of our operating costs are fixed, reductions in production tonnage could increase our per ton cost per sales and correspondingly decrease our operating margin on a per ton basis.

Some of our competitors have greater capital and human resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability.

        We compete with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than we do. Competition in our product lines is based on a number of considerations, including product performance, transportation costs, brand reputation, price and quality of client service and support. To remain competitive, we need to invest continuously in production infrastructure, marketing and customer relationships. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and become more highly leveraged. We may not have sufficient resources to continue to make such investments or maintain our competitive position relative to some of our competitors who have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes and our profits could be materially adversely affected.

A shortage of railcars and trucks for carrying our products as well as increased transit time could result in customer dissatisfaction, loss of production or sales and higher transportation or equipment costs.

        We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in the delivery to us of chemicals and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, PCS Sales, which markets our products outside North America, may have difficulty obtaining access to ships for sales of our products overseas. Higher costs for transportation services or an interruption or slowdown in these transport services due to high demand, labor disputes, adverse weather or other environmental events, or changes to rail systems, would negatively affect our ability to deliver products to our customers, which would harm our performance and operating results.

The seasonal demand for our products and the variations in our cash flows from quarter to quarter may have an adverse effect on our operating results and make the price of our common stock more volatile.

        The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of crop growing and harvesting seasons and weather conditions, as well as other factors. Over the last three years, we have averaged 28 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. We and our customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales revenue typically being the highest during the North American spring season and our working capital requirements typically being the highest just before the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability could be materially reduced as a result. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

We rely on our innovative senior management personnel for the development and execution of our business strategy, and the loss of any member of our senior management team may have a material adverse effect on our growth and operating results.

        Our executives have significant relevant industry experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of our business. The loss of the services of any of our key executives could prevent us from achieving our business strategies or limit our business growth and operating results. We do not currently maintain "key person" life insurance on any of our key executives.

Weakening of the Canadian dollar and Russian ruble against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our operating results, and fluctuations in these currencies may cause our operating results and our stock price to fluctuate.

        The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency. A decrease in the net realized sales price of our potash would adversely affect our operating results.

Existing and further oil and gas development in the Potash Area in New Mexico could result in methane gas leaking into our mines that could result in the loss of life and significant property damage, and require indefinite suspension of operations unless extensive modifications were made to the mines.

        Our New Mexico operations are primarily on leased federal land administered by the BLM in the 497,000-acre Potash Area established by order of the U.S. Secretary of the Interior. Under our leases, the BLM retains the right to permit other uses of the land on which our leases are located. The Potash Area also contains significant oil and gas deposits that are below our potash reserves, and approximately 3,000 oil and gas wells have been drilled in the Potash Area. Several oil and gas companies are actively seeking BLM and state permits to drill additional wells in the Potash Area.

        Oil and gas drilling near our mines poses risks to our operations. The subsidence of the surface and underlying strata that occurs following completion of mining operations may damage the casing of any oil or gas well located within the subsidence area. That damage may result in methane gas escaping from the well and migrating through surrounding strata into our mines. Methane gas could also leak from a well located outside the subsidence area and migrate into a mine. We test our mines for methane gas daily; however, unlike coal mines which are constructed and equipped to handle the presence of methane gas, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause an explosion resulting in loss of life and significant property damage and require suspension of all mining operations until the completion of extensive modifications and reequipping of the mine. The costs of modifying our mines and equipment could make it uneconomic to reopen our mines because our liability, casualty and business interruption insurance would not be adequate to cover such catastrophic events.

Existing and further oil and gas development in the Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.

        The drilling of oil and gas wells in the Potash Area is regulated by the 1986 order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Potash Area). Similar State of New Mexico regulations govern state and fee lands in the Potash Area. The Secretary's order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect our current operations may limit our ability to mine valuable potash reserves or deposits in the future because safety considerations require that mining operations not be conducted close to a well, even if the well is inactive. As a result, we will be unable to mine potash located within the appropriate "safety pillar" around an oil or gas well. We review applications for permits to drill oil and gas wells as they are filed with the BLM and generally protest applications for drilling permits that we believe may impair our ability to mine our potash reserves or deposits. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or deposits. Our potash reserves or deposits may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves or deposits. We expect oil and gas companies to continue to seek drilling permits and to contest our efforts to restrict drilling within the Potash Area.

        In 2007, we lobbied to cause a reassessment by the BLM and Department of the Interior of their policies concerning granting of oil and gas drilling permits in the Potash Area in order to protect our existing operations and future potash reserves or deposits from the adverse effects of oil and gas drilling. In July 2007, the Department of the Interior said that it will conduct a new study on the safety of developing oil and gas wells in the Potash Area and that another study had been undertaken to evaluate the use of certain technologies to map the potash resource within the Potash Area. The outcome of these studies will affect the future issuance of drilling permits that could adversely affect our mining operations and the value of our potash reserves or deposits.

Our operations depend on our having received and maintained the required permits and approvals from and lease negotiations with governmental authorities.

        We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit our ability to continue operations at the affected facility and have a material adverse effect on our business, financial condition and operating results. Expansion of our existing operations also would require securing the necessary environmental and other permits and approvals, which we may not receive in a timely manner, if at all. In addition, the federal government may require an environmental assessment or environmental impact statement as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, our mining operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations may require securing additional federal and state leases, which we may not obtain in a timely manner, if at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves. Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change, which may lead to significant increases, at the time we renew our leases. As of December 31, 2008, approximately 60 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 11 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if such increases were significant, would adversely affect our operating results.

Our preliminary plans for reopening the HB mine and developing additional strategic growth opportunities may require more time and greater capital spending than we expected.

        We currently plan to reopen the HB mine as a solution mine. We commissioned a feasibility study, which was completed in March 2008, for the purpose of publicly reporting the reserves related to this project. Reopening the mine will be subject to significant costs and risks. We will require site approval and various permits from the State of New Mexico and the Bureau of Land Management, which we may be unable to obtain in a timely manner or on reasonable terms, or at all. In January 2009, the BLM decided that it will require an Environmental Impact Statement ("EIS") to be prepared for the HB solution mine project. Based on discussions with the BLM, we currently anticipate that completion of the EIS will take approximately 18 to 24 months from February 2009. Oil and gas lessees in the region have opposed our permitting process before the BLM, which, we believe, was a contributing factor in the BLM's decision to require completion of an EIS for the project. Continued opposition by oil and gas lessees or other third parties to our permitting plans may further delay or prevent the reopening of the mine. Even if we obtain all required approvals, it may be several years before the mine produces potash, and construction of the solar ponds and refurbishing of the mine facilities may take longer or cost significantly more than we expect. We may be unable to produce potash economically from the HB mine if reopened, or our profitability from the project may be lower than we expect.

        We are also considering various other potential opportunities for revenue and strategic growth, including potentially reopening the idled North mine. These potential plans are at an early stage, and we may not actually proceed with any of them. If we do choose to proceed with any such opportunity, the project may not succeed, despite our having made substantial investments; it may cost significantly more than we expect; or we may encounter additional risks which we cannot anticipate at this time.

New long-term product supply can create structural market imbalances, which could negatively affect our operating results and financial performance.

        Potash is a commodity, and the market for potash is highly competitive and affected by global supply and demand. With recent favorable prices for potash products, producers have been, and will likely continue to be, engaged in expansion and development projects to increase production. Many of these projects to increase potash production on a long-term basis are speculative. However, if potash production is increased beyond potash demand, the price at which we sell our potash and our sales volume would likely fall, which would materially adversely affect our operating results and financial condition.

The market for langbeinite is still developing and could be affected by new market entrants or the introduction of langbeinite alternatives.

        Langbeinite, a low-chloride source of potassium, is produced by Intrepid and Mosaic from the only known langbeinite reserves located in the Carlsbad, New Mexico region. The demand for langbeinite has been limited due mostly to its limited supply and availability, and it is difficult to determine how the supply, demand and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and may increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize langbeinite from brines, with a goal of producing significant amounts of langbeinite by 2010. We plan to sell a significant amount of Trio® in China, and these sales may be reduced to the extent China is able to produce its own product internally. Other companies may currently or in the future seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales may be affected by the success of these and other competitive sources for langbeinite, which could materially adversely affect the viability of our Trio® business and our operating results and financial condition.

As a potash-only producer, we are less diversified than nearly all of our competitors, and a decrease in the demand for potash and langbeinite or increase in potash supply could have a material adverse effect on our financial condition and results of operations.

        We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into other nitrogen and phosphate-based fertilizer businesses and other chemical and industrial businesses. As a result of our potash focus and domestic geographic focus, we would likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified and our sales more global. A decrease in the demand for potash and langbeinite could have a material adverse effect on our financial condition and results of operations. Similarly, a large increase in potash supply could also materially impact our financial condition more than our diversified competitors.

Inflows of water into our potash mines from heavy rainfall or groundwater could result in increased costs and production down time and may require us to abandon a mine, either of which could adversely affect our operating results.

        Major weather events such as heavy rainfall can result in water inflows into our mines. In October 2006, water inflows from rainfall caused unused utilities in a mine shaft at our West mine to break loose and block the mine shaft. As a result, we were forced to shut down the West mine for 54 days to remove the utilities and improve water controls in the shaft. The shutdown significantly lowered our 2006 potash production from the West mine. Additionally, the presence of water-bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience additional water inflows at our mines in the future, our employees could be injured and our equipment and mine shafts could be seriously damaged. We might be forced to shut down the affected mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of a mine. We do not carry insurance to cover the risks of water inflows.

Heavy fall precipitation or low evaporation rates at our Moab and Wendover facilities could delay our potash production at those facilities, which could adversely affect our sales and operating results.

        Our facilities in Moab and Wendover, Utah use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash we are able to produce and push that production into later quarters or years. If these weather conditions occur at either or both of our Moab and Wendover facilities, we would have less potash available for sale and our sales and operating results could be materially adversely affected. In addition, we plan to use solar evaporation ponds in connection with the reopening of the HB mine. As the number of our solar ponds increases, our production risks related to rainfall and evaporation rates will increase.

Environmental laws and regulations may subject us to significant liability and require us to incur additional costs in the future.

        We are subject to many environmental, health and safety laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and the regulation of discharges into the soil, air and water. Operations by us and our predecessors have involved the historical use and handling of regulated substances, refined petroleum products, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos-containing transite) and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. Under environmental remediation laws such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, liability is imposed, without regard to fault or to the legality of a party's conduct, on certain categories of persons (known as "potentially responsible parties") who are considered to have contributed to the release of "hazardous substances" into the environment. We may in the future incur material liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.

        Previously, governmental agencies have required us to undertake certain remedial activities to address identified site conditions. For example, we have worked with Utah officials to address asbestos-related issues at our Moab mine. Many of our facilities also contain permitted asbestos landfills, some of which have been closed. Additionally, we are currently working with federal officials to resolve issues concerning the disposal of asbestos-containing transite at an unpermitted location at our West mine, which may require additional removal of transite material, a land swap or another remedy.

        Additionally, certain environmental laws, such as the U.S. Clean Water Act and the U.S. Clean Air Act, regulate and permit discharges of pollutants and contaminants into the environment. Violations of these environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions.

We may in the future incur material liabilities under the Clean Water Act, the Clean Air Act, or similar federal and state laws due to:

  •
  changes in the interpretation of environmental laws;

  •
  modifications to current environmental laws;

  •
  the issuance of more stringent environmental laws in the future; or

  •
  malfunctioning process or pollution control equipment.

        For example, our water disposal processes rely on dikes and reclamation ponds which could breach or leak, resulting in a possible release into the environment. Moreover, although the North and East mines in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines may experience some discharges during significant rainfall events. Also, changes to existing environmental laws or permits, or the issuance of more stringent environmental laws or permits, could require additional equipment, facilities, or employees to address water disposal issues.

        Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron and clay, are stored in surface disposal sites and require management. At least one of our New Mexico mining facilities, the HB mine, may have issues regarding lead in the tailings pile. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.

        As a potash producer, we currently are exempt from certain State of New Mexico mining laws related to reclamation obligations. If this exemption were to be eliminated or restricted in the future, we might be required to incur significant expenses related to reclamation at our Carlsbad, New Mexico facilities.

        Government and public emphasis on environmental issues can be expected to result in future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results. For more information, see "Business—Environmental, Health and Safety Matters" beginning on page xx.

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.

        Our credit facility allows us to borrow up to $125 million. Our indebtedness could have important consequences, including the following:

  •
  it may limit our ability to borrow money or sell additional shares of common stock to fund our working capital, capital expenditures and debt service requirements;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business;

  •
  we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

  •
  it may make us more vulnerable to a downturn in our business or the economy;

  •
  it will require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

  •
  it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

        In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Mining is a capital-intensive business, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.

        Mining is a capital-intensive business. We anticipate making significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB mine, the various expansions at our existing operating facilities and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of natural gas, steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding or be unable to fund needed or planned capital expenditures, which would limit the expansion of our production or the inability to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our new projects.

Market upheavals due to global pandemics, military actions, terrorist attacks and any global and domestic economic repercussions from those events could reduce our sales and revenues.

        Global pandemics, actual or threatened armed conflicts, future terrorist attacks or military or trade disruptions affecting the areas where we or our competitors do business may disrupt the global market for potash. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of potash may suffer. If this occurs, we may lose sales to our competitors or be forced to lower our prices, which would reduce our revenues. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state and federal governments could implement new regulations impacting the production, transportation, sale or use of potash. Any such regulations could result in higher operating costs or limitations on the sale of our potash and could result in significant unanticipated costs, lower revenues and reduced profit margins.

If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our Wendover operations.

        As of December 31, 2008, we had 776 total employees. Approximately 5 percent of our workforce, consisting solely of employees in Wendover, is represented by labor unions. Our collective bargaining agreement with our hourly employees in Wendover expires on May 31, 2011. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize in the future, these risks would increase.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

        Because our operations are conducted through our subsidiaries, our ability to make payments on our indebtedness and pay dividends, if any, to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. None of our subsidiaries is obligated to make funds available to us for payment on our indebtedness or to pay any dividends to holders of our common stock. Future financing arrangements of our subsidiaries, such as project financing, may significantly restrict or prohibit our subsidiaries from paying dividends or otherwise transferring assets to us.

Risks Related to our Common Stock

Our common stock price may be volatile and you may lose all or part of your investment.

        Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance, and you may not be able to resell your shares at or above the offering price. Those fluctuations could be based on various factors in addition to those otherwise described in this prospectus, including:

  •
  our operating performance and the performance of our competitors;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who follow Intrepid or other companies in our industry;

  •
  variations in general economic, market and political conditions;

  •
  actions of our current stockholders, including sales of common stock by current members of Mining or our directors and executive officers;

  •
  the arrival or departure of key personnel; and

  •
  other developments affecting us, our industry or our competitors.

        In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price.

We may issue additional securities, including securities that are senior in right of dividends, liquidation and voting to the common stock, without your approval, which would dilute your existing ownership interests.

        Our restated certificate of incorporation allows us to issue up to 25,014,974 additional shares of common stock and up to 20,000,000 shares of preferred stock at any time without the approval of our stockholders, except as may be required by applicable NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. The issuance by us of additional common shares or other equity securities of equal or senior rank will have the following effects:

  •
  our stockholders' proportionate ownership interest in us will decrease;

  •
  the relative voting strength of each previously outstanding common share may be diminished; and

  •
  the market price of the common stock may decline.

We will not be fully subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of 2009. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

        We will be required to document our system and process evaluation and testing (and any necessary remediation) to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will first apply to us for our fiscal year ended December 31, 2009. As a result, we expect to incur substantial additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our business or investors' confidence in us and could cause our stock price to fall.

We do not intend to pay dividends for the foreseeable future.

        Other than the Formation Distribution, we have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions:

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

  •
  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  require vacancies and newly created directorships on the board of directors to be filled only by a majority of the directors then serving on the board;

  •
  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

  •
  classify our board of directors so that only some of our directors are elected each year.

        These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders' receiving a premium over the market price for their common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Intrepid has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.    PROPERTIES

Properties

        Our potash production comes from five facilities—three in or near Carlsbad, New Mexico and two in Utah, all of which we own and operate. We also own two idled mines in Carlsbad. Our facilities near Carlsbad include the West Mine and East Mine, both of which are conventional underground mines, and the North Facility compaction plant which processes potash from the West Mine. Our facilities in Utah are the Moab Mine, a solution mine located near Moab, and the Wendover facility, a sub-surface brine facility located near Wendover.

        We control the rights to mine approximately 110,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 28,000 acres from the State of New Mexico, approximately 82,000 acres from the federal government through the BLM and approximately 200 acres of private leasehold.

        We control the rights to mine approximately 7,300 acres of land west of Moab, Utah. We lease approximately 7,100 acres from the State of Utah and approximately 200 acres from the BLM. We own approximately 3,600 surface acres overlying and adjacent to portions of our State of Utah mining leases.

Mine Operation Boundary
26S/20E
26S/21E
27S/21E
SR-297
Horizontal Potash Caverns
GRAND COUNTY
SAN JUAN COUNTY
Colorado River
21
22
23
24
19
28
27
26
25
30
33
34
35
36
31
2
1
12
7
Utah
Salt Lake City
Price
Moab
INTREPID POTASH, INC.
Moab, UT Location Map
Colorado River
Paved Road
Railroad
Mine Operation Boundary
Mine Works
Horizontal Potash Caverns
Solar Evaporation Ponds
Scale 1:12000.
N
miles
meters
Intrepid Potash, Inc.
Moab Mine
Grand & San Juan Counties, Utah
Mine Base Map
Drawn: 02/05/08
Scale: 1"=1000'
Base S1

        We control the rights to mine approximately 88,000 acres of land near Wendover, Utah. We own approximately 57,000 acres, and we lease approximately 6,000 acres from the State of Utah and approximately 25,000 acres from the federal government through the BLM.

INTREPID POTASH, INC.
Location Map
Salt Lake City
Wendover
Area Detailed
Utah
Price
Moab
1 N / 18 W
1 N / 17 W
1 S / 19 W
1 S / 18 W
I-80
1 S / 17 W
2 S / 19 W
2 S / 18 W
2 S / 17 W
Interstate 80
Railroad
Brine Collection Ditch
Mine Operation Boundary
Processing Plant
Solar Evaporation Ponds
N
Scale 1:60000.
1. 0. 1. 2. 3. 4. 5. miles
1000. 0. 1000. 2000. 3000. 4000. 5000. meters
Intrepid Potash, Inc.
Wendover Facility
Tooele County, Utah
Mine Base Map

        We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally require us to commence mining operations within a specified term and continue mining to retain the lease.

        Our leases with the State of New Mexico are for terms of 10 years and for as long thereafter as potash is produced in commercial quantities. Our State of Utah leases are for terms of 10 years subject to extension by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The terms of the leases for our Moab mine are currently extended until 2014. Our federal leases are for indefinite terms subject to readjustment every 20 years.

        The provisions of our leases are subject to periodic readjustment by the state and federal government. The lease provisions could change in the future, and such changes could impact the economics of our operations. Our federal leases are subject to readjustment of the lease provisions, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are subject to readjustment of the lease provisions, including the royalty payable to the state, every five to ten years. Our leases with the State of Utah are subject to extension and possible readjustment of the lease provisions every ten years. As of December 31, 2008, approximately 60 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 11 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.

        We pay royalties to the state and federal governments and private leaseholds for potash, langbeinite, and by-products produced from our leases. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0 to 5.0 percent, with most of our recent royalty rates set at 5.0 percent. The royalty rates for the private leaseholds are between 5.0 and 7.5 percent. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.0 to 3.0 percent.

        We have water rights at each of our mine properties that we believe are adequate for our needs.

        All of our mining operations are accessible by paved state highways. All of our operations obtain electric power under contracts with local utilities.

        Our mines, plants and equipment have been in substantially continuous operation since the dates indicated in the chart titled Proven and Probable Reserves on the following pages; and our mineral development assets, mills, and equipment have been acquired over the interval since these dates. The HB mine, while previously operated as a conventional underground mine, is presently not in operation and is under development as a solution mine. Permits for the HB mine are currently pending completion of an Environmental Impact Statement, and, once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins. As noted, Intrepid has relatively long-lived proven and probable reserves, and consequently expects to conduct little additional exploration in the coming five years. Development of the conventional underground mines is expected to be coincident with the continued advancement of the mine faces. Development of the solution mines and brine-evaporation facility are expected to be enhanced by the drilling of additional wells. Development of the idle North mine, previously operated as a conventional underground mine, is under consideration. We have made significant expenditures to modernize and improve the condition of our plants and equipment. We invested $94 million in 2008 in our facilities. These improvements included drilling new injection and extraction wells in Moab and Wendover, improving the structural elements of our Carlsbad surface facilities, adding underground mining machines, upgrading the electrical and underground conveyer systems, and in general improving the processing facilities at all our locations through equipment improvements and infrastructure improvements. We believe that our plants and equipment are adequate for conducting our operations.

        The total historical cost of mineral development assets, property, plant and equipment as of December 31, 2008, is $201.9 million. By facility, the undepreciated costs of mineral development assets, property, plant and equipment as of December 31, 2008, are $143.0 million for NM, $23.1 million for Moab, $17.7 million for Wendover, $13.7 million for HB, and $4.4 million for other supporting sites. These figures include land, construction in progress, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.

        We currently utilize a lease of approximately 16,920 square feet of office space in Denver, Colorado for a term extending through March 31, 2009. Our recently leased office space in Denver, Colorado is approximately 39,726 square feet and has a term commencing on February 1, 2009, extending through April 30, 2019. The Company has agreed to sublease approximately 2,257 square feet of this office space to Intrepid Production Corporation, a related party, during the lease term. We also lease approximately 2,400 square feet of office space in Arlington, Texas for a term extending through August 31, 2010 as well as approximately 8,327 square feet of office space in Carlsbad, New Mexico for a term extending through December 1, 2010.

        We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Proven and Probable Reserves

        Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 123 years, based on proven and probable reserves estimated in accordance with Securities and Exchange Commission, or SEC, requirements. This lasting reserve base is the result of our past acquisition and development strategy. The following table summarizes our proven and probable reserves as of December 31, 2008.

Our Proven and Probable Reserves (000's of product tons)(1)

Product/Operations	Date Mine Opened(2)	Current Extraction Method	Minimum Remaining Life (years)(3)	Proven Reserves KCl(4)	Proven Ore Grade(5) (% KCl or % Lang)	Probable Reserves KCl(6)	Probable Ore Grade(5) (% KCl or % Lang)
Muriate of Potash
Carlsbad West	1931	Underground	120	28,508	23.7	21,670	22.8
Carlsbad East (including East Mixed(10))	1965	Underground	42	5,950	18.8	6,626	18.1
Carlsbad HB mine(2,7)	2011	Solution	28	4,792	34.7	211	32.3
Moab	1965	Solution	123	3,715	41.9	7,180	41.5
Wendover(8)	1932	Lake Brine Evaporation	30	—	—	2,704	1.2
Total Muriate of Potash				42,965	25.8	38,391	24.0
Sulfate of Potash Magnesia
Carlsbad East(9) (including East Mixed(10))	1965	Underground	43	15,751	35.8	19,498	35.3

(1)
The determination of estimated reserves has been prepared by the Company and is based on an independent review and analysis of our mine plans, geologic, financial and other data by Agapito Associates, Inc. ("Agapito"), which is familiar with the Intrepid mines. The most recent review performed by Agapito was performed in 2009 for the New Mexico properties and in 2007 for the Utah properties. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws. One ton red muriate of potash = 0.95 ton KCl; one ton white muriate of potash = 0.98 ton KCl; one ton sulfate of potash magnesia = 0.95 ton langbeinite.

(2)
These mines, excluding the Carlsbad HB mine, have been operating in a substantially continuous manner since the dates set forth in this table. The Carlsbad HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are estimating that the Carlsbad HB mine will begin production in 2011 as a solution mine. This estimate is predicated on completion of an EIS within approximately 18 to 24 months from February 2009 and issuance of all required permits and approvals at that time. However, this timing is an estimate and the commencement of production will ultimately be dependent upon obtaining all required permits and approvals and could be later than 2011.

(3)
Minimum remaining lives at the Carlsbad West, Carlsbad HB, and Moab mines are based on reserve tons divided by annual effective product capacity (with corrections for purity; see note (1)). Carlsbad East minimum remaining life is based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. Intrepid currently does not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine-containing aquifers.

(4)
Proven reserves mean tonnages computed from projection of data using the inverse distance squared method taking into account mining dilution and recovery losses, metallurgical recovery factors, sales prices and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, electric logs, or other geophysical devices or in mine workings. This classification has the highest degree of geologic assurance. The sites for measurement are so closely spaced and the geologic character so well defined that the thickness, areal extent, size, shape and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

(5)
Ore grade expressed as expected mill head feed grade to account for minimum mining height for the Carlsbad East and West mines. The ore grade for the Moab and Carlsbad HB mines is the in-place KCl grade.

(6)
Probable reserves means tonnages computed by projection of data using the inverse distance squared method taking into account mining dilution and recovery losses, metallurgical recovery factors, sales prices and operating costs from available ore zone measurements as observed either in drill holes using cores, electric logs or other geophysical devices or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.

(7)
The Carlsbad HB mine reserves are based on planned flooding of old workings and recovery of potash from the residual pillars only with the non-potable brine extracted using submersible pumps. Reserves are based on thicknesses, grades and mine maps provided by Intrepid. Capital costs to establish economic viability for the Carlsbad HB mine reserves are based on in-house estimates independently verified by a third party. Operating costs to establish economic viability were based on operating costs for the Moab mine with operating costs scaled by magnitude of production.

(8)
The Wendover facility reserves are the combination of a shallow and a deep aquifer. There are no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, porosity, and aquifer thickness from historical reports. The brine concentrations have been confirmed recently but neither the aquifer thickness nor the porosity has been verified. Probable reserves for the shallow brine at the Wendover facility have been calculated from KCl contained in the shallow aquifer with an estimated porosity of 0.45 and thickness of 18 ft over the reserve area (78.8 square miles). The distance for projection of probable reserves is a radius of three-quarters of a mile from points of measurement of brine concentration. The ore grade (KCl) is the percentage by weight of KCl in the brine. Probable reserves for the deep-brine aquifer have been estimated based on historical draw-down and KCl brine concentrations. The ore grade (KCl) is the percentage by weight of KCl in the brine.

(9)
A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.

(10)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite or langbeinite separately. Our reserves currently mined at our East mine are from the 5th ore zone and contain two valuable minerals, sylvite (KCl) and Sulfate of Potash Magnesia or langbeinite (K2Mg2(SO4)3), and we call this mixed ore.

 Production

        Our facilities have the nameplate capacity to produce approximately 1,200,000 tons of potash and 250,000 tons of langbeinite annually, and the effective capacity to produce approximately 980,000 tons of potash and 218,000 tons of langbeinite annually. Our nameplate capacity is the maximum achievable production our mills can achieve assuming there is enough ore of a specified grade to maximize the processing rate. Our effective capacity is the amount of potash production each of our facilities can achieve based on the amount and quality of ore that can currently be mined, milled and/or processed, assuming no modifications to the system and a normal amount of scheduled down-time.

        Our production capabilities and capital improvements at our facilities are described in more detail below:

Carlsbad, New Mexico

  •
  Potash ore at our Carlsbad locations is mined from a stacked ore body containing 10 different potash ore zones, seven of which contain proven and probable reserves.

  •
  The West mine has the nameplate capacity to produce 510,000 tons of red potash compactor feed annually, and the effective capacity to produce 440,000 tons of red potash compactor feed annually. Potash produced from our West mine is shipped to the North facility for compaction.

  •
  The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular product.

  •
  The East mine has the nameplate capacity to produce 390,000 tons of white potash and 250,000 tons of langbeinite annually, and the effective capacity to produce 354,000 tons of white potash and 218,000 tons of langbeinite annually.

Moab, Utah

  •
  Potash ore at Moab is mined from two ore zones: the original mine workings in Potash 5 that were converted to a solution mine and the new horizontal caverns in Potash 9.

  •
  The Moab mine has the nameplate capacity to produce 180,000 tons of potash annually, and the effective capacity to produce 93,000 tons of potash annually.

Wendover, Utah

  •
  Potash at Wendover is produced primarily from sub-surface brines containing salt, potash and magnesium chloride that are collected in ditches from the shallow aquifers of the Bonneville Salt Flats.

  •
  The Wendover facility has the nameplate capacity to produce 120,000 tons of potash annually, and the effective capacity to produce 93,000 tons of potash annually.

Our Development Assets

        We also own two idled mines in or near Carlsbad—the HB mine and a mine at the North facility which we refer to as the North mine.

HB mine

  •
  The HB mine is an idled potash mine that we are in the process of reopening as a solution mine. Assuming favorable market conditions and receipt of all necessary permits and approvals,

    we believe the re-opening of the HB mine project has the potential, when fully operational, to ultimately add up to 150,000 to 200,000 tons of additional low-cost potash production annually.

  North mine

  •
  The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and outdated, inefficient mineral processing facilities. Although most of the unused mining and processing equipment has been removed, the mine shafts remain open. Part of the North mine surface plant is still active as this is where we granulate, store and ship potash produced at the West mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, including mine permits, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. We began an engineering and design project for the reopening of the North mine in 2008 and engaged a professional engineering firm to conduct a fatal flaw analysis of the project. The firm's conclusion agreed with our own, noting that no fatal flaws to the project have been identified at this point, and, accordingly, we have commenced work to advance the engineering and design of the North mine.

  •
  At the time of the purchase, potash prices were much lower and the North mine was not expected to reopen, which resulted in no value being allocated to the mineral properties at the idle North mine.

        The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2008, 2007, and 2006.

Production of Our Primary Products (000's of product tons)

        One product ton of potash contains approximately 0.60 tons of K2O when produced at our West mine, Moab mine, and Wendover facility and approximately 0.62 tons of K2O when produced at our East mine.

	Year Ended December 31,
	2008			2007			2006
	Ore Production	Mill Feed Grade	Finished Product	Ore Production	Mill Feed Grade	Finished Product	Ore Production	Mill Feed Grade	Finished Product
Muriate of Potash
Carlsbad West(1)	2,547	12.8%	391	2,519	13.4%	409	2,013	12.7%	305
Carlsbad East(1)	2,239	9.2%	247	2,259	11.4%	288	2,000	12.5%	260
Moab	490	15.5%	97	396	14.4%	77	535	14.4%	103
Wendover	456	18.6%	101	461	16.9%	103	378	17.5%	57

	5,732		836	5,635		877	4,926		725

Langbeinite Carlsbad East(2)	2,239	6.1%	197	2,259	4.8%	177	2,000	5.6%	156

Total Primary Products			1,033			1,054			881

(1)
2006 production at our Carlsbad facilities was curtailed by a number of non-recurring events, including the commissioning of the dual potash and langbeinite facility at the East mine and shutdowns at the West mine to remove unused utilities that were affecting production.

(2)
Muriate of potash and langbeinite at our East mine are processed from the same ore feed.

Our By-Product Production

        During the extraction of potash, we also recover marketable salt and magnesium chloride. We also produce metal recovery salt, which is potash mixed with salt in customer-requested ratios, at our Wendover facility. We account for the revenue generated from sales of these minerals as a reduction in the cost of goods sold of our primary potash product.

        The following table summarizes production of by-products at each of our facilities for each of the years ended December 31, 2008, 2007, and 2006.

Production of Our By-Products (000's of tons)

	Year Ended December 31,
	2008	2007	2006
	Finished Product	Finished Product	Finished Product
Salt
Moab	109	109	130
Wendover	41	29	30

	150	138	160

Magnesium Chloride
Wendover	195	163	155

Metal Recovery Salts
Wendover	9	19	13

Total By-Products	354	320	328

ITEM 3.    LEGAL PROCEEDINGS

  BLM Proceedings

        We are a party to various legal proceedings that challenge decisions of the BLM relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. Through the proceedings described below, we are attempting to cause the BLM to more accurately map and protect the potash resource, conduct a comprehensive safety study as to oil and gas drilling around our mines and limit drilling in areas that we believe contain potash deposits. We are also pursuing similar objectives with the State of New Mexico with respect to drilling on state lands in the Potash Area.

        Potash Association of New Mexico v. United States Department of the Interior, et al. We are not a party to this action and it does not involve any claims against us. We are a member of the Potash Association of New Mexico, or PANM, and in that capacity have participated in this action. On December 6, 2006, PANM filed a Complaint in the U.S. District Court for the District of New Mexico challenging certain holdings of the Interior Board of Land Appeals, or IBLA, in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill, or APDs, for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior, or the Secretarial Order, relating to the Potash Area. Through its Complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. On August 29, 2008, the United States District Court for the District of New Mexico issued an order dismissing the Complaint without prejudice. The Court held that the IBLA's decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute "final agency action" that was subject to judicial review. The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA's decision in IMC Kalium. This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases. If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells. On October 28, 2008, PANM appealed the District Court's dismissal order to the United States Court of Appeals for the Tenth Circuit. On February 5, 2009, PANM filed its Opening Brief in the Tenth Circuit. The appeal remains pending.

        Intrepid Potash—New Mexico, LLC v. BLM.    We filed this appeal before the IBLA on September 20, 2006, challenging the BLM's approval of 11 APDs located approximately one and one-half miles east of our East mine near Carlsbad, New Mexico. This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled. We argued in this appeal that: (i) BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling and (ii) BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. On September 29, 2008, the IBLA issued its decision which affirmed the BLM's approval of the 11 APDs. This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and that could impact lands for which we have applied for potash leases, but that are not currently under potash lease to Intrepid. On December 22, 2008, we filed a Complaint in the United States District Court for the District of Columbia challenging certain holdings of the IBLA in its September 29, 2008, decision. This action remains pending.

        Protests of Pending APDs.    As of December 31, 2008, Intrepid maintains protests against approximately 30 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid's protests are based on the arguments advanced in the proceedings described above, and additional arguments including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, Intrepid has intervened in a proceeding before the New Mexico Oil Conservation Division in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd (Case No. 14116), which would be located on state lands approximately half a mile from the workings of the Intrepid's North mine. A hearing before a Division examiner occurred on June 27th and 30th of 2008 and the matter has been submitted for decision. Any decision by the hearing examiner may be re-heard by the New Mexico Oil Conservation Commission.

  Litigation

        John Chau v. Intrepid Potash, Inc., et al.    On February 17, 2009, John Chau filed a class action Complaint in the United States District Court for the District of Colorado alleging violations of the federal securities laws against the Company, Robert P. Jornayvaz III and Patrick L. Avery. Mr. Chau seeks to represent a class of purchasers of the Company's stock and alleges false and/or misleading statements of material fact in the company's Registration Statement and Prospectus filed in connection with the Company's initial public offering with respect to Mr. Avery's academic credentials. The Complaint does not specify the amount of damages claimed. The Company intends to vigorously defend these claims.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol IPI.

        The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low
Quarter ended December 31, 2008	$30.38	$13.80
Quarter ended September 30, 2008	$65.35	$26.22
Period from April 22, 2008 to June 30, 2008	$76.24	$43.36

        Prior to our initial public offering in April 2008, there had been no public trading market for our common stock.

Performance Graph—Comparison of Cumulative Return

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid's peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company & Agrium Inc.) for the period beginning on April 22, 2008 (the date our common stock commenced trading on the New York Stock Exchange), through December 31, 2008, assuming an initial investment of $100. While the initial public offering price of our common stock was $32.00 per share, the graph assumes the initial value of our common stock on April 22, 2008, was the closing sales price of $50.40 per share, as required for the preparation of the graph and following table. Data for the S&P 500

Index, the Dow Jones US Basic Materials Index, and the peer companies assume reinvestment of dividends.

	IPI	Peer Group	S&P 500	Dow Jones US Basic Materials
4/22/2008	$100.00	$100.00	$100.00	$100.00
12/31/2008	$41.21	$31.81	$65.65	$45.36

        The preceding information included under the caption "Performance Graph" is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Holders

        Based on inquiry, management believes that the number of beneficial owners of our common stock is approximately 43,000. As of March 2, 2009, the number of record holders of our common stock was estimated to be approximately 117.

Dividends

        For the foreseeable future, we intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our credit facility and other financing agreements at the time such a payment is considered.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including "Business," wherein the presentation below, related to our IPO, is described more fully, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which have not been included in this document.

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)	Intrepid Mining LLC (Predecessor)
			Year ended December 31,
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
			2007	2006	2005	2004
Sales	$305,914	$109,420	$213,459	$152,709	$151,280	$111,490
Income from continuing operations	$98,173	$44,497	$29,684	$24,098	$32,614	$23,121
Income from continuing operations per share:
Basic	$1.31
Diluted	$1.31
Cash dividends declared and paid per common share	$—

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	As of December 31,	As of December 31,
	2008	2007	2006	2005	2004
Total assets	$705,077	$146,727	$129,314	$106,506	$90,310
Total debt	$—	$101,355	$132,189	$37,156	$36,387

Supplemental Selected Financial Data:

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)	Intrepid Mining LLC (Predecessor)
			Year ended December 31,
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
			2007	2006	2005	2004
Net income	$98,173	$44,497	$29,684	$36,022	$34,463	$24,398
Weighted-average shares outstanding:
Basic	74,843,139
Diluted	74,988,292

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	As of December 31,	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$116,573	$1,960	$286	$157	$2,169
Stockholders' equity (deficit)	$651,599	$10,397	$(31,458)	$42,485	$23,192

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Conditions and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" and elsewhere in this document. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included herein.

        Our historical financial data discussed below prior to the completion of Intrepid Potash, Inc.'s IPO reflect the historical results of operations and financial position of Intrepid Mining LLC, as a predecessor entity. Accordingly, historical financial data does not give effect to the completion of the initial public offering of Intrepid Potash, Inc. or the Formation Transactions between Intrepid Potash, Inc. and Intrepid Mining LLC.

 Overview

Our Company

        Intrepid Potash, Inc. ("Intrepid," the "Company," "us," "we," "our") is the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and is dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite. We market our langbeinite under the registered name of Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2004, we have supplied, on average, approximately 1.5 percent of world potash consumption and 8.7 percent of U.S. consumption annually, and we have supplied a considerably higher proportion of the potash consumed in the southwestern and western United States. We are one of two producers of langbeinite, a low-chloride fertilizer that is well suited for chloride-sensitive crops. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

        The Company routinely posts important information on its website under the Investor Relations tab. The Company's website address is www.intrepidpotash.com.

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

        Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC ("Mining") in corporate form after our initial public offering. On April 25, 2008, we closed an initial public offering by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from inception to the date of the IPO. All of the revenue producing assets, employees, and obligations other than those described herein, were transferred to Intrepid in connection with the completion of the IPO. On April 25, 2008, pursuant to the Exchange Agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of our common stock, approximately $757.4 million of the net proceeds of the IPO. Pursuant to the Exchange Agreement, Intrepid assumed, agreed to pay, and agreed to indemnify Mining from, any liability or obligation of Mining (other than the $18.9 million portion of Mining's liability under its credit facility). The assumption of liability and indemnity were intended to cover present and future liabilities related to the assets transferred by Mining to Intrepid and the business of Mining as conducted before the IPO. Accordingly, Intrepid is responsible for all obligations of Mining existing on the date of completion of the IPO or arising after that date in connection with facts, events, conditions, actions or omissions existing on or before that date, whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due (other than the $18.9 million portion of Mining's liability under its credit facility as described above). In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes. Mining was dissolved on April 25, 2008. On that date, Mining's known liabilities were provided for and Mining's remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining's members.

        The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

Presentation of Information

        The activity presented in the period April 25, 2008, through December 31, 2008, is for Intrepid while all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The results of operations data for the period April 25, 2008, through December 31, 2008 (the successor period), and the balance sheet data as of December 31, 2008, presented herein, were derived from the consolidated financial results of Intrepid. The results of operations data for the 115-day period from January 1, 2008, through April 24, 2008, and the years ended December 31, 2007, and 2006 (referred to as the predecessor periods), and the balance sheet data as of December 31, 2007, presented herein, were derived from the historical financial statements of Mining, the predecessor entity of Intrepid. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of the Company's future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented.

        Pro forma consolidated results of operations data are presented and discussed within this management's discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non-comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Exchange Act. The pro forma adjustments relate to additional expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the periods related to Mining since it was an LLC plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after the IPO and since there was no material activity in Intrepid from its formation in November 2007 to the IPO closing date on April 25, 2008, there are no adjustments necessary to the production or sales results of the combined periods in order to create a comparative presentation for 2008 and 2007. Because of this, discussion of comparative operating statistics is unaffected, and therefore are simply the combined results of the successor and predecessor periods. Refer to Unaudited Pro Forma Financial Information in Part IV, Item 15 of this report for additional information regarding our pro forma financial information and adjustments.

Our Products and Markets

        As mentioned previously, our two primary products are potash and sulfate of potash magnesia, or langbeinite, which is marketed as Trio® and may be referred to as such throughout this document. The concentration of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales and gross margins from potash were approximately as follows for the indicated periods. The correlation between the net sales and gross margin contribution from potash has remained fairly steady.

	Net Sales	Gross Margin Contribution from Potash Sales
For the period from April 25, 2008, through December 31, 2008	91%	93%
For the period from January 1, 2008, through April 24, 2008	86%	93%
For the year ended December 31, 2007	90%	95%
For the year ended December 31, 2006	93%	94%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas drilling, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas, feed manufacturers and pet food producers west of the Mississippi River and oil and gas exploration areas in the Rocky Mountains and the Permian Basin. We do, however, have domestic sales that go into the southeastern United States and into other eastern markets. The potash production business has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. We have the ability to convert much of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial product into granular form. Demand for granular potash declined in the fall of 2008 due primarily to falling commodity prices for farmer outputs and variability of input costs for the farm producer as well as uncertainty resulting from the current U.S. and global financial market conditions. In response to the volatility in commodity prices, many farmers have deferred their fertilizer purchases primarily to have greater certainty regarding crop prices and input costs before committing to purchase their fertilizer for the 2009 planting season. As a result, the fourth quarter sales of potash and Trio® were less than half of historical quarterly sales volumes. We have also experienced a decline in demand for our standard potash as falling oil and gas prices have resulted in the curtailment of some drilling programs and the rise of potash prices has resulted in some drillers experimenting with alternatives to standard potash or attempting to forego the use of potash in the drilling and fracturing of their wells. We expect that agricultural demand for fertilizers will track population growth, meat consumption, and biofuel programs in the long-term, but demand may contract meaningfully during the current period of economic uncertainty. Industrial demand for our standard product will likely correlate with oil and gas pricing and drilling activity in the long-term, which may not recover meaningfully in 2009. In the event the demand for our standard product does not recover with agricultural demand, we may elect to compact standard product to create granular product and sell it into the agricultural market. The percentages of our potash sales volumes for our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the period from April 25, 2008, through December 31, 2008	62%	30%	8%
For the period from January 1, 2008, through April 24, 2008	63%	29%	8%
For the year ended December 31, 2007	63%	31%	6%
For the year ended December 31, 2006	64%	29%	7%

        We are one of only two companies in the world that have economic reserves of langbeinite and produce langbeinite for export, the other being The Mosaic Company. We began producing langbeinite in late 2005 and are working to expand our production of this product to meet increasing demand. Langbeinite is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® throughout the world, including through an exclusive marketing agreement with PCS Sales for sales outside North America. Sales of Trio® on an international basis tend to be larger bulk shipments; therefore, we see some variability in our sales volumes from period-to-period. The export business for Trio® has continued to see strong growth due to concentrated efforts to market the product into new geographic locations. The percentages of our Trio® sales volumes shipped to destinations in the U.S. and exported were as follows for the indicated periods:

	U.S.	Export
For the period from April 25, 2008, through December 31, 2008	52%	48%
For the period from January 1, 2008, through April 24, 2008	43%	57%
For the year ended December 31, 2007	60%	40%
For the year ended December 31, 2006	58%	42%

Global Factors Affecting our Results

  Fertilizer Demand

        Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, crop yields, commodity prices of agricultural products, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. As incomes have grown, diets have become more diverse, nutritious and protein-rich, primarily through increased meat consumption. Producing meat from livestock and poultry requires large amounts of grain for feed. Fertilizer demand is also affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. We believe the fundamentals that drive fertilizer demand will continue on a long-term basis. However, we note that the U.S. and world economic crisis has led to volatility in crop prices, which may have an impact on the decisions farmers make related to their fertilization program. This may result in production levels of our products exceeding sales levels and the building of inventory in our warehouses until prices for crops stabilize.

  Potash Supply

        Economically recoverable potash deposits are relatively rare and are well established. Virtually all potash is extracted from approximately twenty commercial deposits located in twelve countries. According to the International Fertilizer Industry Association ("IFA"), in the first six months of 2008, six of these countries (Canada, Russia, Belarus, Germany, Israel and Jordan) accounted for approximately 90 percent of the world's aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. The addition of new potash production is difficult because currently unexploited deposits are rare, deep in the earth and are often located in remote areas which would require significant capital investment to exploit. The most recently constructed operating mine in the world was opened in 1987. New potash supply projects are being developed primarily at areas of existing production, but are expected to take several years to become fully operational. Additional challenges faced by potash producers may include mine flooding risks, aging facilities, depleting ore reserves and labor disputes. We believe the Company's mines are not at significant risk of flooding due to the lack of a substantial water aquifer above our mines. While we believe that long-term potash demand will require the addition of new potash capacity, the possibility exists that demand may exceed available supply in the current environment of financial and crop commodity uncertainty, which may result in producers independently curtailing production at times to maintain a more steady balance of supply and demand. Several major suppliers have in fact independently announced potash production curtailments that will reduce potash supply in 2009. Additionally, on March 4, 2009, Belarusian Potash Company announced a decision to revise the price for granular potash for the Brazilian market effective from March to May 2009 which has been set at between US$750 and US$765 per metric tonne; this was a decrease from their previously announced price of US$1,000 per metric tonne.

  Energy Demand and Cost

        Energy prices and consumption affect the potash industry in several ways. Growing demands upon existing energy supplies have supported the development of biofuels, which currently rely upon agricultural products as feed stocks. As demand and prices for these feed stocks increase (or decrease), the use of fertilizer becomes more (or less) economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, which often consumes potash as a drilling fluid additive as a means to reduce the risk of swelling clays in the formation. We believe that the positive benefit of potassium chloride in drilling and "frac" fluids has been well established by the oil and gas industry. Alternatively, some of the standard potash we sell for drilling applications can be directed to the feed and agricultural markets in the event that demand for potash as a drilling fluid additive was to decrease.

        Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of processing potash. The average cost per MMBTU of natural gas for the year ended December 31, 2008, was higher than the average rate for 2007, contributing to the increase in operating costs, but natural gas prices declined in second half of

2008, with the December price per MMBtu below the 2007 average. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash sales by $2 per short ton.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of fertilizers we sell and the selling price we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe gross sales provide an accurate measurement of our performance in the market due to the inclusion of freight billings. We view net sales, which are gross sales less freight costs, as the key performance indicator. We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight costs on pricing.

        Our net sales are determined principally by the price of potash. Our profitability is directly linked to the sales price of our product and, to a lesser extent, by the variable cost elements associated with the price of natural gas and other commodities used in the production of potash. The sales price of potash is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash sales and realized price. The decline in natural gas and oil prices has caused a reduction in drilling activity in the latter half of 2008 and into 2009. This has led to a decline in sales of our industrial potash.

        The volumes of product we sell are determined by demand for our products and by our production capabilities. Our selling prices and product mix are determined by a combination of global and regional supply and demand factors. The domestic price of potash is impacted by international price movements and to a large extent by Canadian and Russian producers that have a dominant share of the world market and that export to the domestic market. We consider international prices in the determination of our posted price, and we have benefited from the weakening dollar in prior periods. In recent months, the U.S. dollar has strengthened relative to the Canadian dollar. The potential impact is that Canadian suppliers may adjust their sales price in U.S. dollars downward and still retain their local currency equivalent sales price, potentially putting downward pressure on the net realized prices we can obtain for our products.

        Domestic potash pricing is influenced by the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations; and any of these factors could have a positive or negative impact on the price of potash. Our posted price (FOB the mine) for red granular potash in Carlsbad, New Mexico has increased 152 percent from $317 per short ton in December 2007 to $800 per short ton for delivery in December 2008. Our posted price (FOB the mine) of granular Trio® in Carlsbad has increased 128 percent from $156 per short ton in December 2007 to $356 per short ton for delivery in December 2008. During 2007 and 2008, we have been able to raise prices because of strong demand, as shown below. There is no assurance that current price levels will be maintained.

        The table below displays our average net sales prices for potash and Trio® for the years ended December 31, 2008, 2007, and 2006. The reference for our potash is our posted price for our red granular potash for spot delivery, FOB the mine site in Carlsbad. The reference for our langbeinite is our posted price for our granular langbeinite for spot delivery, FOB the mine site in Carlsbad. Our posted price is a list price and may differ from the actual price realized by the Company. The actual price realized may be lower or higher than the posted price due to the difference between the timing of receipt of orders and the timing of shipments, among other factors. New prices are posted as market conditions warrant the announcements to our customer base.

	Potash December 31,			Trio® December 31,
	2008	2007	2006	2008	2007	2006
Average net sales price for the year ended	$486	$194	$179	$192	$119	$107
Average posted price for the year ended	$623	$221	$195	$283	$144	$136

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. With limited exceptions that do vary with volume, our costs do not change proportionally with production volumes, as the majority of our costs are determined by factors other than incremental production. Our production costs have, however, increased recently primarily due to additions to our fixed costs in the form of additional labor headcount and maintenance expenditures, increased contract and temporary labor, and energy inflation throughout large portions of 2008. Production costs are also impacted any time our production is reduced for any reason such as for annual maintenance turn-around or for mine development or voluntary shut downs to manage inventory levels. Our cash costs per ton in the fourth quarter increased to $267 per ton, and our annual average in 2008 increased to $170 per ton. Increased costs and lower production, principally associated with annual maintenance turnarounds at our New Mexico facilities, drove the majority of the increase in the fourth quarter's costs per ton. With a reduced operating rate and the plant shutdowns in early 2009, we expect that our recent trend of costs per ton will exist for a period of time. Pro forma potash costs per short ton increased 35 percent in 2008 relative to the pro forma results of 2007 due to significant cost increases of 29 percent and a decline in relative production levels of 6 percent. The cost increases resulted primarily from increasing our staffing levels, and associated consumable materials and operating supplies, and contract maintenance effort which are discussed in additional detail throughout this document. Our potash production creates by-products, which are salt, magnesium chloride and metal recovery salts. Sales of these by-products are recorded as a by-product credit that reduces the cost of goods sold.

        Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. Included in the cost of goods expense for the fourth quarter of 2008 is a reduction to depreciation, depletion and amortization expense of $1.4 million that was recorded as a result of the decrease in the asset retirement obligation in excess of the net book value of the associated asset. The cost of our labor, maintenance materials, operating supplies, and chemicals have increased with inflation in the mining sector. For example, according to Mining Cost Service, published in 2009 by InfoMine USA, Inc., mill operating costs increased by approximately 41 percent from 2004 to 2008. We expect our future production cost inflation to continue to be influenced by inflation in the mining sector, as well as trends for natural gas and electricity. A potential mitigating factor to these sustained increases in mining related costs is the global slowdown in the economy and the generally depressed commodities prices for mined materials. Our labor costs in Carlsbad, New Mexico may continue to be influenced by the demand for skilled labor in the potash, oil and gas, and the nuclear waste storage industries. While the recent economic downturn has moderated inflation in some categories, other costs such as insurance and property taxes may rise. From January 2004 through December 2008, we added to our fixed costs primarily at our Carlsbad facilities resulting from our concerted effort to improve the overall reliability of the assets. We increased our maintenance expenditures due to the age and condition of our plants and equipment and the extent to which prior owners had not performed periodic maintenance. We also added labor to address our maintenance backlog, increase the reliability of our production, and to staff the langbeinite facility. These costs are charged to inventory and therefore impact cost of goods sold at the time of sale of the associated inventory. Finished goods product held in inventory at the end of 2008 has a higher related per ton cost than our average cost of sales per ton of product for 2008. We expect that it could take several quarters for this relatively higher cost inventory to be sold by the Company.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold from the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the period from April 25, 2008, through December 31, 2008, the period from January 1, 2008, through April 24, 2008, and the years ended December 31, 2007, and 2006, our royalty rate was 3.5 percent, 3.5 percent, 3.7 percent and 3.5 percent, respectively. The variation is a result of the application of sliding-scale rates for different ore bodies. We expect that future average rates will be relatively consistent with these average historical rates.

        In the past, we predominantly used operating leases to finance some of our mining equipment. Operating lease payments are accounted for as a cost of goods sold. We do not plan to use operating leases as frequently in this manner in the future. As a result, operating lease payments related to production assets will likely decrease over time as the leases expire or as we make decisions to buy-out the leases. While we will analyze the economics of the specific transaction when relevant, in general, we intend to purchase mining equipment in the future, which would result in higher depreciation expense that would largely offset lower lease costs in our cost of goods sold.

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

        As a result of going public, we have experienced an increase in selling and administrative expenses in an absolute and per short ton basis to include the expense associated with additional legal and corporate governance expenses, additional accounting and finance staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage, all of which relate to operating as a public company.

        We also now have stock-based compensation expense associated with equity issued in conjunction with the IPO as well as to selected employees that have been hired after the IPO, therefore resulting in higher costs of sales to the extent such equity awards relate to operations personnel and to sales and administrative expense for other employees that received awards. This stock-based compensation expense resulted in $7.5 million being recorded as expense in the period from April 25, 2008, through December 31, 2008.

  Other Income (Expense)

        Other income (expense) consists primarily of interest and financing expenses. Other income (expense) also includes insurance proceeds in excess of property losses, investment income, unrealized gains (losses) on investments, and other costs that do not relate directly to our core operations. Realized interest expense following the IPO results from amortization of loan fees and the settlement of previously contracted interest rate swap agreements that were retained after the IPO. All bank borrowings under the credit facility were repaid fully after the closing of the IPO.

  Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income, whereas, its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. For the post-IPO period, April 25, 2008, through December 31, 2008, the Company's effective tax rate was 37.8 percent.

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the Company's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of exchange is approximately $358 million, with a corresponding increase to additional paid-in capital. For financial reporting purposes at the date of the closing of the IPO, at December 31, 2008, and the period from April 25, 2008, through December 31, 2008, Intrepid has estimated the impact on the tax basis of the acquired assets and assumed liabilities using an allocation based upon the fair value of the assets and liabilities on the day before the Formation Transaction. The Company recognizes that the final allocation of the tax basis will be different from the Company's initial estimate for the tax related accounts on both the balance sheet and the statements of operations. Therefore, the final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated for the year to date period subsequent to the IPO. The determination of the tax basis is expected to be finalized by the close of the first quarter of 2009, subsequent to the final income tax return of Mining being completed and filed.

        Currently, we anticipate that, for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and, consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions.

        For the period from April 25, 2008, through December 31, 2008, our total tax expense was $59.6 million. This expense was comprised of $30.9 million of current income tax expense and $28.7 million of deferred income tax expense. Our current tax expense is less than our total tax expense in large part because the Company has tax basis associated with property, plant, and equipment, and mineral properties and development costs in excess of book basis. The effect is that the taxable income for the Company is reduced by, among other items, the tax depreciation and percentage depletion adjustments associated with these assets, as well as the deduction for domestic production activities. As of the end of 2008, we have a net deferred tax asset of $328.9 million. The majority of this deferred tax asset is due to the Company's tax basis exceeding its book basis for property, plant, and equipment, and mineral properties and development costs. We have evaluated our deferred tax assets to determine the need for a valuation allowance and have concluded that no valuation allowance is necessary. We base our conclusion about the valuation allowance on the expectation of future taxable income that should allow us to realize these deferred tax assets by taking deductions in the calculation of taxable income in future periods for depreciation and depletion expense.

  Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion.

	Intrepid Potash, Inc. April 25, 2008 through December 31, 2008		Intrepid Mining LLC (Predecessor) January 1, 2008 through April 24, 2008	Combined Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Production volume (in thousands of short tons):
Potash	556		280	836	877	725

Langbeinite	123		74	197	177	156

Sales volume (in thousands of short tons):
Potash	455		269	724	893	729

Trio®	100		107	207	158	95

Gross sales (in thousands)
U.S.	$284,445		$96,359	$380,804	$199,017	$143,544
International	21,469		13,061	34,530	14,442	9,165

Total	305,914		109,420	415,334	213,459	152,709
Freight costs (in thousands)
U.S.	8,285		8,168	16,453	18,426	10,489
International	2,495		4,191	6,686	2,669	1,689

Total	10,780		12,359	23,139	21,095	12,178
Net sales (in thousands)
U.S.	276,160		88,191	364,351	180,591	133,055
International	18,974		8,870	27,844	11,773	7,476

Total	$295,134		$97,061	$392,195	$192,364	$140,531

Potash statistics (per short ton):
Net sales price	$591		$309	$486	$194	$179
Cost of goods sold (exclusive of items shown separately below)	189		138	170	128	137
Depreciation, depletion and amortization	7	*	8	7	7	7
Royalties	20		10	16	7	6
By-product credit	(12)		(13)	(12)	(9)	(9)

Total potash cost of goods sold	$204		$143	$181	$133	$141

Warehousing and handling costs	10		6	8	5	5

Average potash gross margin	$377		$160	$297	$56	$33

Trio® statistics (per short ton):
Net sales price	$259		$130	$192	$119	$107
Cost of goods sold (exclusive of items shown separately below)	86		77	82	76	66
Depreciation, depletion and amortization	12		10	11	13	15
Royalties	13		7	10	6	5

Total Trio® cost of goods sold	$111		$94	$103	$95	$86

Warehousing and handling costs	12		6	10	6	5

Average Trio® gross margin	$136		$30	$79	$18	$16

*
Included in the potash cost of goods sold for the fourth quarter of 2008 is a reduction to depreciation, depletion and amortization expense of $1.4 million that was recorded as a result of the decrease in the asset retirement obligation in excess of the net book value of the associated asset. Had this reduction not been recorded, the depreciation, depletion and amortization for this period would have been $10 per ton as compared to the $7 per ton reflected in this table.

        We sold 724,000 and 207,000 short tons of potash and Trio®, respectively, in the year ended December 31, 2008, as compared to 893,000 and 158,000 short tons, respectively, in the same period of 2007. Higher potash sales volumes in 2007 were possible as a result of selling accumulated inventory whereas, in 2008, we started with lower relative inventories than 2007 and inventory has since accumulated as a result of the significant contraction in demand in the last few months of 2008. Specifically, in the fourth quarter of 2007, we sold 215,000 short tons of potash, and, in the fourth quarter of 2008, we sold 94,000 short tons of potash.

        Our production volume of potash in 2008 was 836,000 short tons, or 41,000 short tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, partially offset by improved recoveries at the East mine. We also elected to reduce production in the fourth quarter 2008 as an inventory control measure. Our production volume of langbeinite in 2008 was 197,000 short tons, or 20,000 short tons greater than in 2007, principally due to an increased langbeinite ore grade and the previously mentioned increased ore throughput.

        Our net sales price of potash was $486 per short ton ($536 per metric tonne) in the year ended December 31, 2008, as compared to $194 per short ton in 2007. The net realized price increased through 2008. The net realized price was $762 per ton in the fourth quarter of 2008. This net sales price compares to our average posted price for red granular FOB Carlsbad, New Mexico, of $623 per short ton in 2008, and $221 in 2007. The expansion of the difference between the net realized sales price of potash in 2008 from the average posted price was a result of the rapid increase in the price of potash during 2008 and the fact that there is a lag in realization of prices at or around the posted price. Our gross margin as a percent of net sales was 64 percent in the period from April 25, 2008, through December 31, 2008, 52 percent in the period from January 1, 2008, through April 24, 2008, as compared to 29 percent in the year ended December 31, 2007. This increase in gross margin has been predominately driven as a direct result of commodity pricing, mitigated somewhat by increased operating costs discussed below.

        Production of potash increased by approximately 152,000 tons, or 21 percent, in the 2007 period compared to the 2006 period. In October and November 2006, the West Mine shaft disruption reduced our production by an estimated 67,000 tons. During 2007, production returned to normal levels at the West mine. The balance of the increased production in 2007 was due primarily to improved plant operating rates and productivity resulting from our maintenance and capital improvements. Production of langbeinite increased 13 percent in the 2007 period compared to the 2006 period due primarily to improved operating rates at the dual potash and langbeinite plant. Freight costs increased $8.9 million, or 73 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, due primarily to increases in fuel and freight rates, a 63,000 ton increase in Trio® sales volumes (which have a wider geographic distribution) and a 164,000 ton increase in potash sales volumes.

Outlook for 2009

        The North American fertilizer supply chain consisting of fertilizer suppliers, distributors, and dealers entered 2009 with above average inventories, resulting from the demand contraction experienced in the fall of 2008. Growers are well aware that the wholesale price of nitrogen and phosphate fertilizers contracted sharply in the fall of 2008, but dealers appear reluctant to sell their higher cost inventories at prices based on the current wholesale price. This has resulted in a decline in fertilizer demand as growers wait to see how pricing will ultimately unfold in 2009. As fertilizer demand develops in 2009, consumption may increase rapidly, as deferred demand from the fall of 2008 may get combined with the normal spring demand. Conversely, economic conditions may lead some growers to consider lower application rates of potash in 2009 in an effort to extract potassium from the soil, resulting in lower potash sales in 2009. We expect that the application rates for potash fertilizers will decline in 2009, relative to 2008, but we also do not expect this decline to be permanent as fertilizer plays a vital role in ensuring that world agricultural production meets the needs of a growing population.

        We believe fertilizer dealers will be cautious in the current market environment by limiting the amount of inventory they keep on hand. We may benefit from this trend as we believe we are well-positioned to provide just-in-time product in certain key agricultural markets.

        We understand that farm credit is generally available to growers as the average grower's balance sheet has likely benefited from the past two years of record farm income, and we believe that the large agricultural banks were generally less affected by the housing market collapse and consumer credit losses. However, credit may be tighter for some growers, which may impact fertilizer demand.

        In response to current market conditions, we will continue to monitor our inventory levels and take the measures necessary to ensure our production is matched to market demand. We plan to examine our production levels, operating costs and capital investments regularly throughout 2009 and adjust to prevailing market conditions as we deem necessary. We believe our strong balance sheet will enable us to continue developing our growth projects and execute our marketing strategies.

Potash Prices

        The commodity price for potash has been and will continue to be the most significant driver of our business and of profitability. Our posted price for red granular product FOB Carlsbad, New Mexico, increased to $800 per ton at the beginning of September 2008. Our actual prices realized will vary due to the product mix, customer, timing and receipt of orders, among other factors. The recent financial crisis and a general decrease in commodity prices that began in July 2008 have resulted in a decline in agricultural commodity prices; however, our wholesale potash prices have remained relatively stable. The corollary, as discussed earlier, has been that we have sold significantly lower volumes of potash in the fourth quarter of 2008 and into the first couple of months of 2009 than in prior years. In the fall of 2008, phosphate and nitrogen fertilizer prices declined in response to a short period of oversupply relative to the overall demand for the product coupled with the decreases in their input manufacturing costs. Many purchasers of fertilizer appear to be deferring purchases to allow commodity and fertilizer price outlooks to become more clear. For the first couple of months of 2009, we continue to sell product at or near our posted prices, although at a slower rate than in comparable quarters, and, because of the lower sales volume, we have built more inventory. Other potash producing organizations actions, however, may have an impact on the prices at which we are able to sell our product. Of note is that, on March 4, 2009, Belarusiah Potash Company announced a decision to revise the price for granular potash for the Brazilian market effective from March to May 2009 which has been set at between US$750 and US$765 per metric tonne; this was a decrease from their previously announced price of US$1,000 per metric tonne.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each facility, we have developed an investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production over time. Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operations, with production efficiency and debottlenecking projects. In 2008, we invested $94 million in capital projects. Although we continue to invest in our facilities, we are closely managing the amount of capital investment to balance the cash invested with the cash balances to more closely match our sales levels. The project management aspect of our capital program is quite important, and we try to ensure that we balance the pace of the projects with the need to manage the projects effectively and efficiently.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of between $95 to $115 million. We do not expect to invest to invest the bulk of this capital until we receive the necessary approvals and permits from the state and federal regulatory agencies. In January 2009, the BLM informed the Company that it has determined that an EIS is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and capital expenditures for it deferred while the EIS is completed. Based on discussions with the BLM, we currently anticipate that it will take approximately 18 to 24 months from February 2009 to complete the EIS process. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $8 million to $10 million for this project in 2009 that will be used for some advance purchases of materials.

        Total capital investment in 2009 is budgeted to be between $100 to $140 million. A breakdown of our capital investment plan includes approximately $30 to $40 million to replace assets needed to maintain production, $15 to $25 million to improve and modernize equipment, $55 to $75 million to increase productive capacity as described more fully below, and $1 million, a portion of which has been reimbursed and another portion which we expect to be reimbursed by our insurer, to continue the replacement of the East mine warehouse. The 2009 capital program will be funded out of cash flow and existing liquidity. As noted previously, the pace of this capital investment will be highly dependent on the cash flows generated from operations from the sale of our products and the levels of investment may vary significantly from the range presented above.

        The following are a few of the projects that are slated for investment in 2009 to improve the overall reliability of the operations and increase productive capacity:

  •
  Install a horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West mine, which is expected to be completed in 2009. The engineering for this project is substantially complete, and we have hired a construction contractor. We are also progressing on our potash recovery project, related to extracting more fines from a change in the chemical mix, at the West mine and expect to have the new system installed in 2009;

  •
  Install new thickeners to improve potash recoveries at our East mine. The final installation is expected upon receipt of the remaining equipment from the vendor in mid-2009;

  •
  Progress on the engineering associated with an enhanced langbeinite recovery project at the East mine. We continue to evaluate the type of recovery system that we may ultimately utilize. This project remains a high priority due to the potential increase in langbeinite production from the same amount of ore feed, which would result in a lower average cost structure at the East mine.

  •
  Add a series of solution mining caverns at the Moab mine. We have commenced engineering and drilling on the project and expect to complete additional caverns in 2009.

  •
  We engaged a qualified firm to commence work related to design and engineering specifications for the reopening of the idle North mine. The firm finished the first phase of the study, which was a fatal flaw analysis, and concluded that there are no issues at this time that present significant obstacles related to the reopening of the North mine. Items reviewed included geology, environmental and operating permits, shaft integrity, water resources, hauling facilities and infrastructure. We have moved into the next phase of the work, confirming all aspects of the project, mining, surface processing, final product preparation, storage and logistics. This work will take the project from study, through detailed engineering, to construction. We have budgeted

    $4 to $5 million for these studies in 2009. The North mine was producing potash at a rate of approximately 300,000 tons per year with an overall capacity of about 350,000 tons in 1982 when it was closed due to low potash prices. We currently operate the North mine surface plant to finish and ship potash produced from our West mine. The North mine has two concrete lined shafts, utilities, brine disposal, tailings disposal, certain environmental and operating permits, and other infrastructure in place that make it possible to reopen the mine at a capital cost much less than a greenfield project. Reopening the North mine will require the refurbishing of hoisting equipment, installation of underground mining systems, the rebuilding of the ore processing facility, and increasing compaction capacity.

        All dollar amounts for future capital spending are initial estimates that are subject to change as the projects are further developed.

Liquidity and Capital Resources

        As of December 31, 2008, we had cash and cash equivalents of $116.6 million, we had no debt, and we had availability of $124.9 million under our revolving credit facility. Our cash is invested in short-term U.S. treasury instruments with daily liquidity and in overnight deposits with US Bank. We had no losses on our cash and cash equivalents during 2008, and all available cash is on deposit with a banking institution that we believe to be financially sound. We have reviewed our derivative positions from the perspective of counterparty risk and believe that we continue to transact with strong, creditworthy institutions.

        Our operations are primarily funded from cash generated by operations, and, if necessary, we have the ability to borrow under our revolving credit facility. We believe that our cash balances, cash flow from operations, and available borrowings under our revolving credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

        As of March 2, 2009, we have cash and cash equivalents of approximately $98 million in our bank accounts. This amount is reduced from December 31, 2008, as we have continued to increase our inventory levels, invest in the capital projects for the Company, and fund general operating expenses.

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash Flows from Operating Activities	$131,971	$26,011	$38,950	$14,791
Cash Flows from Investing Activities	$(67,961)	$(7,774)	$(17,674)	$1,324
Cash Flows from Financing Activities	$52,563	$(10,506)	$(19,602)	$(15,986)

Operating Activities

        On a year to date basis, there are no directly comparable periods for an analysis of operating activities; however, the discussion will focus on significant trends in each historical period presented. Total cash provided by operating activities in the period from April 25, 2008, through December 31, 2008, was $132.0 million. Cash provided by operating activities for the predecessor entity for the period January 1, 2008, through April 24, 2008, was $26.0 million. The upward trend in cash provided by operating activities for the period from the IPO through the end of 2008 is driven by realized sales prices for potash and Trio®, partially offset by increased inventories resulting from lower demand in the fourth quarter. As described earlier, the net realized prices of our products had increased during 2008. This trend also applies to the comparison of these two combined periods for 2008 as compared to 2007. Similarly, a portion of the increase from 2006 to 2007 was driven by price of our products, as well as by having more product available for sale in 2007 as compared to 2006.

        As a non-operating item included in net income, insurance settlements provided $7.0 million for the period from January 1, 2008, through April 24, 2008, and are deducted in determining cash flow from operations. Trade accounts receivable decreased $8.1 million from December 31, 2007, to December 31, 2008, as a result of decreased sales in the later portion of 2008 as compared to the prior year. Inventory balances increased $30.2 million from December 31, 2007, to December 31, 2008, primarily due to increased finished goods inventory resulting from slower sales in the fourth quarter of 2008 and due to increased values of work-in-process inventory at our Wendover facility. Because we made estimated income tax payments in excess of our updated estimate of the liability we have refundable income tax payments due the Company of $10.0 million as of December 31, 2008. Prepaid balances increased $2.7 million from December 31, 2007, to December 31, 2008, primarily due to prepayment of annual premiums for insurance. Accounts payable, accrued liabilities, and accrued employee compensation and benefits increased $1.9 million from December 31, 2007, to December 31, 2008, principally due to higher operating costs. Since April 25, 2008, Intrepid has paid $40.8 million in estimated payments for income taxes.

        Total cash provided by operating activities was $39.0 million for 2007 compared to $14.8 million for 2006. The $24.2 million increase in cash provided by operating activities is due primarily to increases in operating income, a collection of accounts receivable related to insurance reimbursements, an increase in current liabilities and changes in inventory levels, partially offset by increased accounts receivable resulting from higher sales levels and $1.7 million for costs expended in 2007 related to our IPO. Net income decreased $6.3 million, or 18 percent, in 2007 compared to 2006; 2006 included $11.9 million of income from discontinued oil and gas operations. Of note, income from continuing operations increased $5.6 million, or 23 percent, in 2007 compared to 2006 due primarily to an increase in sales volumes and potash pricing. Accounts receivable collections from insurance settlements provided $10.2 million in 2007. Trade accounts receivable increased $7.3 million in 2007 relative to an increase of $3.3 million in 2006 as a result of increased revenues. In 2006, inventories increased $5.6 million due primarily to an increase in langbeinite inventories, a new product line for the Company for which we increased inventories to meet pending sales requirements, while in 2007 inventories declined $0.6 million due to increased demand for our products.

Investing Activities

        Total cash used in investing activities was $75.8 million in 2008. This was comprised of $68.0 million being invested in the period from April 25, 2008, through December 31, 2008, and $7.8 million in the period from January 1, 2008, through April 24, 2008. The cash invested in property, plant and equipment has comprised the majority of the cash outflow. The combined cash investment for property, plant and equipment and mining properties and development costs through December 31, 2008, was $83.6 million, $55.3 million greater than in the year ended December 31, 2007. In the period from January 1, 2008, through April 24, 2008, as well as in 2007, we received $7.0 million and $10.2 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehouses at the East mine. We plan to continue investing in capital projects in 2009; however, we have taken steps to monitor investment for sustaining and improvement capital spending so long as demand for potash remains slow.

        Total cash used in investing activities was $17.7 million for 2007 compared to cash provided of $1.3 million for 2006. Cash invested in property, plant and equipment and mining properties and development costs increased to $28.3 million in 2007 from $12.4 million in 2006. In 2007, we received $10.2 million of insurance settlements, which we used toward the construction of warehouses at the East mine. In 2006, we realized $18.7 million from the sale of discontinued operations. In addition, we spent $4.2 million in 2006 to acquire certain assets that were ultimately included as part of the sale of discontinued operations.

Financing Activities

        Total cash provided by financing activities was $42.1 million in 2008. This was comprised of $52.6 million of inflows in the period from April 25, 2008, through December 31, 2008, and $10.5 million of outflows in the period from January 1, 2008, through April 24, 2008. Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through December 31, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, the predecessor entity, in connection with the Formation Transactions described previously. Debt of $86.9 million was repaid in the period from April 25, 2008, through December 31, 2008.

        Total cash used in financing activities was $19.6 million for 2007 compared to $16.0 million for 2006. In June 2007, Potash Acquisition, LLC, or PAL, an affiliate of Platte River Ventures I, L.P. and an unrelated party to Mining, acquired a 20 percent membership interest in Mining for $38.8 million, net of transaction costs. Funds received were used to decrease the outstanding balance of the revolving portion of our existing senior credit facility. During 2007, net repayments of long-term debt totaled $30.8 million, and distributions to our members totaled $26.1 million. During 2006, net proceeds from long-term debt totaled $0.2 million, and distributions to our members totaled $10.6 million.

Senior Credit Facility

        In conjunction with the IPO, all of the balances outstanding under the Company's credit agreement were repaid on April 25, 2008. This consisted of $18.9 million plus fees and accrued interest that were paid by Mining from the amounts Mining received under the Exchange Agreement, and $86.9 million plus fees and accrued interest were paid by Intrepid, using net proceeds from the IPO. As a result of these repayments, a $50 million term loan was canceled and the Company now has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of December 31, 2008. Prior to the repayment of the term loan, the $50 million term loan required a principal repayment of $1.25 million each quarter beginning June 29, 2007, of which $5.0 million was classified as current at December 31, 2007. As of December 31, 2008, the Company had $0.1 million of letters of credit issued, which reduces the amounts available for borrowing, and is reflected in the net amount available for borrowing above.

        In conjunction with the closing of the IPO, the Fourth Amendment of the Third Amended and Restated Credit Agreement was entered into on April 25, 2008. This amendment replaced Mining with Intrepid as the borrower, removed Intrepid Oil & Gas, LLC ("IOG") from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid is not greater that 2.5:1.0 immediately before and immediately after the distribution. The Third Amended and Restated Credit Agreement was entered into on March 9, 2007. At that time, Mining and US Bank National Association (the "Bank") entered into a new credit agreement to retire the note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended, is a syndicated facility led by the Bank as the agent bank and provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid. Obligations are cross-collateralized between all of Intrepid's legal entities, parent and subsidiaries.

        Outstanding balances under the revolving loan bear interest at a floating rate, which, at our option, is either (i) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded debt to our adjusted earnings before income taxes, depreciation and amortization; or (ii) an alternative base rate. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio.

        The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges of greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on December 31, 2008.

        The Third Amended and Restated Credit Agreement required us to maintain interest rate derivatives to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan. Historically, we maintained derivative contracts that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the credit agreement at the time of the IPO, we have left the interest rate swap agreements in place. Interest rates have, however, decreased and the liability that we have under these derivatives has increased since the date of the IPO. Notional amounts for which the rate has been fixed as of December 31, 2008, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

        The weighted average notional amount outstanding for these derivatives as of December 31, 2008, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $32.0 million and 5.13 percent.

        Exclusive of the impact of the derivatives, the weighted average interest rate for the period from January 1, 2008, through April 25, 2008, was 6.4 percent. The interest rate paid under the senior credit facility on any debt varies both with the change in the LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of December 31, 2008, we had contractual obligations totaling $78.3 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	2009	2010	2011	2012	2013	2014 and later
	(in thousands)
Operating lease obligations(1)	$26,069	$5,178	$5,128	$4,334	$1,969	$1,733	$7,727
Purchase commitments(2)	3,364	3,364	—	—	—	—	—
Pension obligations(3)	7,817	134	150	188	204	210	6,931
Asset retirement obligation(4)	30,895	—	—	—	—	—	30,895
Minimum royalty payments(5)	11,425	457	457	457	457	457	9,140

Total	$79,570	$9,133	$5,735	$4,979	$2,630	$2,400	$54,693

(1)
All operating lease payments for office space, airplane lease payments, railcar leases inclusive of anticipated sales tax, and other office related equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
Pension contributions as estimated by our actuaries. This amount does not include any consideration for amounts the Company has placed in trust as plan assets to fund this obligation.

(4)
We are obligated to reclaim and remediate lands which our operations have disturbed, but because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2014. Commitments shown are in today's dollars and are undiscounted.

(5)
Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

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

Pro Forma Results of Operations for the Years ended December 31, 2008, and 2007

        The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the initial public offering and the formation transitions including the Exchange Agreement had occurred on January 1, 2007, for the 2007 period, and January 1, 2008, for the 2008 period. Refer to Unaudited Pro Forma Financial Information in Part IV, Item 15 of this report for additional information regarding our pro forma financial information and adjustments.

Net Sales and Freight Costs

        The following table presents potash and langbeinite sales and production for the subject periods.

	Intrepid Potash, Inc. April 25, 2008 through December 31, 2008	Intrepid Mining LLC (Predecessor) January 1, 2008 through April 24, 2008	Pro forma for the Year ended December 31, 2008	Pro forma for the Year ended December 31, 2007	Change Between Full Year Periods	% Change
Production volume (in thousands of short tons):
Potash	556	280	836	877	(41)	(5)%

Langbeinite	123	74	197	177	20	11%

Sales volume (in thousands of short tons):
Potash	455	269	724	893	(169)	(19)%

Langbeinite (Trio®)	100	107	207	158	49	31%

Net Sales (in millions):
Potash	$269.1	$83.3	$352.4	$173.5	$178.9	103%
Langbeinite (Trio®)	$26.0	$13.8	$39.8	$18.9	$20.9	111%
Net sales (per short ton):
Potash	$591	$309	$486	$194	292	151%
Langbeinite (Trio®)	$259	$130	$192	$119	73	61%

        Net sales of potash increased $178.9 million, or 103 percent, from $173.5 million for the year ended December 31, 2007, to $352.4 million for the year ended December 31, 2008, due primarily to an average increase in sales price of $292 per ton, or 151 percent, resulting from strong potash demand. During the fourth quarter 2008, a reduction in the demand for potash and Trio® resulted in a lower total volume of sales in 2008 than in 2007 and resulted in the building of inventories compared to historical averages. Our production volume of potash in the year ended December 31, 2008, was 836,000 short tons, or 41,000 short tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, elective longer shutdowns to perform electrical upgrades, and partially offset by improved recoveries at the East plant, and improved ore grades at our Utah facilities. We also elected to reduce some production at our Wendover and East facilities in the fourth quarter in response to prevailing market conditions.

        Net sales of Trio® increased $20.9 million, or 111 percent, from $18.9 million for the year ended December 31, 2007, to $39.8 million for the year ended December 31, 2008, due to a 31 percent increase in the volume of sales and a 61 percent increase in the average price. Production of langbeinite increased 11 percent in the year ended December 31, 2008, compared to the same period in 2007 due primarily to higher langbeinite ore grades. The higher concentration of langbeinite in the ore is coupled with a lower concentration of potash, so the offset to improved langbeinite production was lower potash production at the East mine.

        Freight costs increased $2.0 million, or 10 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due primarily to increases in export shipments to China and increases in fuel costs. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price. As stated earlier, we believe that our net realized price is a more meaningful number to evaluate sales revenues.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Intrepid Potash, Inc. April 25, 2008 through December 31, 2008	Intrepid Mining LLC (predecessor) January 1, 2008 through April 24, 2008	Pro forma for the Year ended December 31, 2008	Pro forma for the Year ended December 31, 2007	Change Between Full Year Periods	% Change
Cost of sales (in millions)	$103.8	$48.6	$153.0	$135.8	$17.2	13%
Cost per short ton of potash sold(1)	$204	$143	$182	$135	$47	35%
Cost per short ton of langbeinite (Trio®) sold(2)	$111	$94	$103	$95	$8	8%

(1)
Per short ton potash costs include $7 of depreciation expense in the years ended December 31, 2008, and 2007.

(2)
Per short ton langbeinite (Trio®) costs include $11 and $13 of depreciation expense in the years ended December 31, 2008, and 2007, respectively.

        The pro forma cost of goods sold per short ton of potash increased $47, or 35 percent, from $135 per short ton for the year ended December 31, 2007, to $182 per short ton for the year ended December 31, 2008. Potash costs per short ton increased in the year ended December 31, 2008, due to significant cost increases representing 29 percent of the increase and a decline in the production levels for the remaining 6 percent of the increase. The increased cost of goods sold in 2008 was partially offset by approximately a $1 million adjustment reducing cost of goods sold and increasing the inventory valuation of our pond inventory at Wendover and Moab. Increased costs of Trio® were offset by increased production volumes such that the cost per short ton remained relatively unchanged for the year ended December 31, 2008, compared to 2007.

        Pro forma cost of goods sold increased $17.2 million, or 13 percent, from $135.8 million in the year ended December 31, 2007, to $153.0 million in the year ended December 31, 2008. Costs that increased materially during the year ended December 31, 2008, compared to the year ended December 31, 2007, included labor and contractor, benefits, maintenance material, natural gas, electricity, royalty, depreciation, and other expenses. Labor and contractor costs increased $16.4 million, or 39 percent, in the year 2008 due to contract maintenance projects, the addition of personnel to increase our maintenance staff and implement a trainee program, increased bonus accruals, and wage increases. Maintenance material costs increased $9.6 million, or 46 percent, in the year ended December 31, 2008, principally due to the increased level of maintenance projects.

        Royalty expense increased $6.8 million, or 97 percent, in the year ended December 31, 2008, due to increased total sales revenue and higher Trio® sales, which incur a slightly higher average royalty than potash sales. Benefit expenses increased $3.2 million, or 32 percent, in 2008 principally due to the increased levels of employment. Other increases in cost of goods sold followed from increased insurance, operating supply, property tax, fuels, consulting, and employee recruitment expenses.

        Natural gas expense increased $3.0 million, or 23 percent, in the year ended December 31, 2008, due principally to higher market rates. Higher rates drove $2.8 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million decrease in the expense. Electricity costs increased $1.4 million or 14 percent in the year ended December 31, 2008, due principally to higher rates and fuel surcharges.

        By-product sales credits reduced cost of goods sold by $8.9 million and $7.8 million in the year ended December 31, 2008, and the year ended December 31, 2007, respectively.

Selling and Administrative Expenses

        Selling and administrative expenses increased $9.1 million on a pro forma basis in 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 40 percent increase, from $22.7 million for the year ended December 31, 2007, to $31.8 million for the year ended December 31, 2008. Pro forma selling and administrative expenses increased in 2008 due primarily to larger accruals for annual bonuses based on overall annual Company performance, increased administrative and management staff associated with becoming a publicly traded company, and other expenses such as legal, consulting, audit, and tax services.

Loss on Asset Disposals and Other

        For the year ended December 31, 2008, we incurred $1.2 million in costs related to asset disposals, $0.7 million of which related to the abandonment of an injection well in Moab.

Other Income (Expense)

        Pro forma other income (expense) was a net of $1.3 million of income for the year ended December 31, 2007, and a net of $3.3 million of income for the year ended December 31, 2008. The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the year ended December 31, 2008, compared to $3.2 million during the year ended December 31, 2007. Pro forma interest expense increased by $1.9 million in the year ended December 31, 2008, from an expense of $1.7 million in the year ended December 31, 2007, due principally to the timing of gains and losses on interest rate swaps. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second and third quarter of 2008. Interest income increased by $1.0 million during the year ended December 31, 2008, due to higher interest-bearing cash balances. Other expenses in the year ended December 31, 2008, increased by $0.9 million resulting from a loss on the bond-sinking-fund investments, held as restricted security for the Moab reclamation liability.

        For the years ended December 31, 2008, and 2007, insurance settlements in excess of property losses of $7.0 million and $3.2 million, respectively, were recognized as proceeds received in connection with the East mine wind-shear claim. Through December 31, 2008, the Company has received $22.4 million of insurance settlement payments. The warehouse's replacement cost is expected to be approximately $30 million, and the Company anticipates completion in 2010. Additional insurance payments to reconstruct the warehouse are contingent upon review by the insurer and will be recognized in other income as settlements are agreed upon.

Income Taxes

        Income taxes of $59.6 million were recognized in the April 25, 2008, through December 31, 2008, period at our effective tax rate of 37.8 percent. Because Mining was a limited liability company, it did not have an income tax expense, so there is no comparable figure for 2007. However, our pro forma estimate of income tax expense for the comparable periods is $76.6 million in 2008 and $11.6 million in 2007. The increase is driven by the overall increase in income levels in the respective periods.

 Predecessor Results of Operations for the Years ended December 31, 2007, and 2006

Net Sales and Freight Costs

        The following table presents potash and Trio® sales and production for the subject periods.

	Year ended December 31, 2007	Year ended December 31, 2006	Change Between Periods	% Change
Production volume (in thousands of short tons):
Potash	877	725	152	21%

Langbeinite	177	156	21	13%

Sales volume (in thousands of short tons):
Potash	893	729	164	22%

Langbeinite (Trio®)	158	95	63	66%

Net Sales (in millions):
Potash	$173.5	$130.3	$43.2	33%
Langbeinite (Trio®)	$18.9	$10.2	$8.7	85%
Net sales (per short ton):
Potash	$194	$179	$15	8%
Langbeinite (Trio®)	$119	$107	$12	11%

        Net sales of potash increased $43.2 million, or 33 percent, from $130.3 million for the year ended December 31, 2006, to $173.5 million for the year ended December 31, 2007, due primarily to increased sales volumes resulting from strong potash demand, increased production and inventory draw-downs. Production of potash increased by approximately 152,000 tons, or 21 percent, in the 2007 period compared to the 2006 period. In October and November 2006, the West mine shaft disruption discussed below in "Business Interruption Insurance Settlements" reduced our production by an estimated 67,000 tons. During 2007, production returned to normal levels at the West mine. The balance of the increased production in 2007 was due primarily to improved plant operating rates and productivity resulting from our maintenance and capital improvements.

        Net sales of Trio® increased $8.7 million, or 85 percent, from $10.2 million for the year ended December 31, 2006, to $18.9 million for the year ended December 31, 2007, due primarily to the same factors that increased potash sales. Production of langbeinite increased 13 percent in 2007 compared to 2006 due primarily to improved operating rates at the dual potash and langbeinite plant.

        Freight costs increased $8.9 million, or 73 percent, for the year ended December 31, 2007, compared to the year ended December 31, 2006, due primarily to increases in fuel and freight rates, a 63,000 ton increase in Trio® sales volumes (which have a wider geographic distribution) and a 164,000 ton increase in potash sales volumes.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Year ended December 31, 2007	Year ended December 31, 2006	Change Between Periods	% Change
Cost of sales (in millions)	$134.4	$111.0	$23.4	21%
Cost per short ton of potash sold(1)	$133	$141	$(8)	(6)%
Cost per short ton of langbeinite (Trio®) sold(2)	$95	$86	$9	10%

(1)
Per short ton potash costs include $7 of depreciation expense in 2007 and 2006.

(2)
Per short ton langbeinite (Trio®) costs include $13 and $15 of depreciation expense in 2007 and 2006, respectively.

        The cost of goods sold of potash decreased $8 per ton, or 6 percent, from $141 per ton for the year ended December 31, 2006, to $133 per ton for the year ended December 31, 2007. Potash costs per ton decreased in 2007 due primarily to a 21 percent increase in production as our fixed costs were spread over a larger number of units of production. The total cost of goods sold of our Trio® decreased $9 per ton, or 10 percent, from $86 per ton for the year ended December 31, 2006, to $95 per ton for the year ended December 31, 2007.

        Cost of goods sold increased $23.4 million, or 21 percent, from $111.0 million in 2006 to $134.4 million in 2007. Costs that increased materially during the year ended December 31, 2007, compared to the year ended December 31, 2006, included labor and contractor, chemical, royalty, operating supply, and operating lease expenses. Labor and contractor costs increased $7.9 million, or 24 percent, in 2007 due to contract maintenance projects, wage increases and the addition of personnel to attain appropriate staffing levels and address maintenance backlogs. Chemical costs increased $2.2 million, or 42 percent, in 2007 due primarily to chemical additive testing to increase potash recoveries at the East mine. Royalty expense increased $2.1 million, or 43 percent, in 2007 due to increased sales revenue and higher Trio® sales, which incur a slightly higher average royalty than potash sales. Operating supply costs increased $1.9 million, or 30 percent, in 2007 principally due to the increased volume of production. Operating lease and rental expenses increased $1.3 million, or 50 percent, in 2007 due to new mining equipment financed using operating leases.

        Non-cash changes in the fair value of our natural gas derivative contracts decreased cost of goods sold by $4.5 million for the year ended December 31, 2007, compared to the year ended December 31, 2006. An unrealized loss of $2.3 million was recorded in 2006 compared to an unrealized gain of $2.2 million in 2007.

        By-product sales credits reduced cost of goods sold by $7.8 million and $6.9 million in the years ended December 31, 2007, and December 31, 2006, respectively.

Selling and Administrative Expenses

        Selling and administrative expenses increased $6.0 million, or 60 percent, from $10.0 million for the year ended December 31, 2006, to $16.0 million for the year ended December 31, 2007. Selling and administrative expenses increased in 2007 due primarily to legal and lobbying fees, additional sales, administrative and management staff, and larger aggregate salaries and bonuses paid to the management team.

Business Interruption Insurance Settlements

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico resulting in a property loss claim. Inventory losses resulting from the outdoor storage of product because of the damage to the warehouse were subsequently recovered from the insurance property loss claim. In the years ended December 31, 2007, and 2006, we also received settlements of $0.4 million and $0.9 million, respectively, for lost gross margin on the Trio® inventory destroyed when the East mine warehouse was damaged. We refer to this event as the "East Mine wind-shear event" and to the resulting claim as the "East mine wind-shear claim."

        In October 2006, unused utilities in the West mine production shaft broke loose due to an increase in groundwater flows into the shaft caused by heavy rains from Hurricane John. We incurred a 54-day shutdown to remove all the unused utilities and to improve groundwater capture and conveyance systems in the shaft. Under the terms of our business interruption insurance policy, the first 30 days of the interruption were not covered by insurance. We refer to this event as the "West mine shaft disruption" and to the resulting business interruption insurance claim as the "West mine shaft claim." We estimate that during the 54-day shutdown period and a brief ramp-up period after the event we should have produced approximately 67,000 additional tons of potash with a market value of approximately $11.8 million, only $4.0 million of which was reimbursed after our 30-day deductible under the terms of our insurance policy. The $4.0 million reimbursement was recognized within "Business interruption insurance settlements."

Other Income (Expense)

        Other expenses increased $10.9 million, or 242 percent, from net income of $4.5 million for the year ended December 31, 2006, to a net expense of $6.4 million for the year ended December 31, 2007, due primarily to an increase in interest expense. Interest expense increased $6.4 million, or 222 percent, in the 2007 period due primarily to higher net borrowing against our existing senior credit facility in order to redeem the membership interest of Long Canyon, LLC for $100.0 million.

        For the years ended December 31, 2007, and 2006, insurance settlements in excess of property losses of $3.2 million and $6.7 million, respectively, were recognized as proceeds received in connection with the East mine wind-shear claim.

Discontinued Operations

        During the last quarter of 2006, we sold substantially all of our oil and gas assets. Income from discontinued operations of these oil and gas activities was $2.4 million for the year ended December 31, 2006.

Other Liquidity and Capital Resource Information

Pension Benefits

        In accordance with the terms of the Moab Purchase Agreement with PCS in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid "froze" the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002 and by including only pay and service through February 22, 2002 in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date. As of December 31, 2008, there was approximately $3.3 million in vested benefits under the Pension Plan and an approximate $1.3 million accrued liability related to the Pension Plan.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates, the policies and methods of deriving estimates not having changed since the last disclosure in our most recent quarterly report on Form 10-Q.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however revenue is recognized for these transactions upon shipment when the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid's current published prices or upon negotiated short-term purchase orders from customers.

        We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill for freight, packaging, and certain other distribution costs only on the portion of our sales for which we are responsible as many customers arrange for and pay for these costs.

        Application of this policy requires that we make estimates regarding creditworthiness of the customer, which impacts the timing of revenue recognition, and ultimately, the determination of allowance for doubtful accounts. We make those estimates based on the most recent information available and historical experience, but they may be affected by subsequent changes in market conditions.

        Property, Plant and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. Estimated productive lives range from 2 to 25 years. Productive lives are reviewed periodically and changed as necessary. Gains or losses from normal sales and retirements of assets are included in "Loss on asset disposals and other" within operating income.

        Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the lesser of the estimated life of the relevant ore body or the estimated life of the particular well or development. The lives of reserves used for accounting purposes are the lesser of 25 years or the current reserve life determinations prepared by us and reviewed and independently determined by independent consultants; the limitation being due to uncertainties inherent in long-term estimates. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life. Possible impairment is also considered. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries and operating costs. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or langbeinite, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases are subject to periodic readjustment, including royalties payable, by the state and federal government, which could impact the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

        Exploration Costs—Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred.

        Inventory—Inventory consists of product and by-product stocks that are ready for delivery to market, mined ore, potash in evaporation ponds and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value. If the carrying amount exceeds the estimated net realizable value, we adjust our inventory balance accordingly. If the actual sales price ultimately realized were to be less than our estimate of net realizable value, additional losses would be incurred in the period of liquidation. Cost includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. The value of potash within the solar ponds, work-in-process inventories, is estimated based on the amount of finished inventory expected to be recovered and the lower of cost incurred through the stage of completion or net realizable value less costs to complete the process. Significant estimates are used in the allocation of costs to different products, including by-products.

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

        Annual Maintenance—Each operation typically shuts down periodically for maintenance. The NM operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. However, during the summer of 2008, Wendover operated on a continual basis. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds are considered inventoriable costs and are absorbed into the inventory costs in the period incurred.

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

        During June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation upon formation in 2007. Neither the impact of the Company's adoption of FIN 48, nor a current assessment of its tax positions, have a material effect in accordance with FIN 48 on Intrepid's results of operations, financial condition or liquidity.

        Before completion of the IPO in April 2008, Mining operated as a limited liability company, which did not pay federal or state income taxes. Mining's taxable income or loss has been included in the state and federal tax returns of its members.

        Derivatives—Intrepid uses debt financing with variable interest rates, and Intrepid uses meaningful volumes of natural gas in its production operations which are purchased at variable rates. On occasion, Intrepid enters into financial derivative contracts to fix a portion of the interest and natural gas costs when such borrowings and transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values are included in the Consolidated Statement of Operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales. The Company has also entered into interest rate derivative instruments to swap a portion of floating rate debt to fixed rate. These items are not accounted for as hedge items; accordingly, the change in fair value from period to period associated with realized and unrealized gains or losses on interest-rate derivative contracts are shown within interest expense.

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

Recent Accounting Pronouncements

        During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company's consolidated financial statements.

        During December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for financial statements issued by Intrepid beginning in 2009. We do not expect SFAS 160 to have any impact on our consolidated financial statements.

        During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their "full fair values" on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. We do not expect SFAS 141(R) to have any impact on our consolidated financial statements.

        During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued by Intrepid beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements and related disclosures.

        During May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect SFAS 162 to have any impact on our consolidated financial statements.

        During December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial statements. These new disclosures will be required for the Company in its 2009 Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Prices

        Potash and Trio®, our principal products, are commodities, but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. We also have not entered into long-term sales contracts with customers, so prices will vary with the transaction and individual bids received. Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.

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

        Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel and chemicals. The Company has entered into derivative transactions for the purchase of natural gas. As of December 31, 2008, the Company has contracted to purchase a notional 30,000 MMBtu per month from January 2009 to April 2009, and these contracts are settled against the El Paso Natural Gas Co. Permian Basin index. These contracts were entered into for other-than-trading purposes.

        In a typical commodity swap agreement, if the agreed-upon published, third-party index price is lower than the swap fixed price, we receive the difference between the index price per unit and the contracted swap fixed price. If the index price is higher than the swap fixed price, we pay the difference.

        The following table describes the volumes and fixed contract prices of contracts we have in place as of December 31, 2008. The fair value of the contracts aggregated to a liability of $287,000 as of December 31, 2008.

Contract Period	Volumes	Fixed Contract Price
	(MMBtu)	(per MMBtu)
January 2009	30,000	$7.11
February 2009	30,000	$7.14
March 2009	30,000	$7.06
April 2009	30,000	$7.06

All gas swap contracts	120,000

        Refer to Note 13—Derivative Financial Instruments in Part IV, Item 15 of this report for additional information regarding our natural gas derivative transactions.

Geographic Concentration

        We primarily sell potash into regional markets that include agricultural areas west of the Mississippi River, oil and gas exploration areas in the Rocky Mountains and the Permian Basin and feedlots in Texas and other southwestern and western states. Our potash business has a geographic concentration in the western United States and is, therefore, affected by weather and other conditions in this region.

Interest Rate Fluctuations

        Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. The weighted average notional amount outstanding as of December 31, 2008, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $32.0 million and 5.13 percent. We do not have any debt outstanding and the derivatives were executed at a time when we did have debt outstanding.

Foreign Currency Exchange Rates

        We typically have low balances of accounts receivable denominated in Canadian dollars, and, as a result, we have minimal direct foreign exchange risk. There is an indirect foreign exchange risk as described below.

        The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while again maintaining a margin in their local currency. A decrease in the net realized sales price of our potash would adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated Financial Statements that constitute Item 8 follow the text of this report beginning on page F-1. An index to the consolidated Financial Statements and Schedules appears in Item 15(a) of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management's control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to this item will be included in the proxy statement for our 2009 annual stockholders' meeting and incorporated by reference in this report. Certain information concerning our executive officers is set forth in "Business—Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to this item will be included in the proxy statement for our 2009 annual stockholders' meeting and incorporated by reference in this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to this item will be included in the proxy statement for our 2009 annual stockholders' meeting and incorporated by reference in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to this item will be included in the proxy statement for our 2009 annual stockholders' meeting and incorporated by reference in this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information relating to this item will be included in the proxy statement for our 2009 annual stockholders' meeting and incorporated by reference in this report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

        All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated Financial Statements and Notes thereto.

        (b) Exhibits.    The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.(1)
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc., as amended effective November 13, 2008.(2)
10.1	Form of Indemnification Agreement.(1)+
10.2	Exchange Agreement between Intrepid Potash, Inc. and Intrepid Mining LLC, dated as of April 21, 2008.(1)
10.3
Director Designation and Voting Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(3)
10.4	Registration Rights Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(3)
10.5
Third Amended and Restated Credit Agreement, dated as of March 9, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association and the Lenders named therein.(4)
10.6
First Amendment of Third Amended and Restated Credit Agreement, dated as of May 23, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association and the Lender named therein.(4)
10.7
Second Amendment of Third Amended and Restated Credit Agreement, dated as of September 11, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, on behalf of the Existing Lenders (as defined therein), and the Additional Lenders (as defined therein).(4)

Exhibit No.	Description
10.8	Third Amendment of Third Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein).(4)
10.9
Fourth Amendment of Third Amended and Restated Credit Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, and the Lenders (as defined therein).(3)
10.10	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(3)+
10.11	Amendment to Employment Agreement dated as of July 30, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.*+
10.12	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(3)+
10.13	Intrepid Potash, Inc. 2008 Equity Incentive Plan.(5)+
10.14	Intrepid Potash, Inc. Short Term Incentive Plan.(6)+
10.15	Intrepid Potash, Inc. 2008 Senior Management Performance Incentive Plan.(6)+
10.16	Form of Restricted Stock Grant Agreement.(4)+
10.17	Form of Director Stock Grant Agreement.(4)+
10.18	Aircraft Dry Lease dated as of June 12, 2008, by and between BH Holdings LLC and Intrepid Potash, Inc.(7)
10.19	Amendment No. 1 to Intrepid Potash, Inc. 2008 Equity Incentive Plan dated as of July 1, 2008.(8)+
10.20	Form of Change-in-Control Severance Agreement(2)+
10.21	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and The Larrk Foundation.(9)
10.22	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.(9)
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Agapito Associates, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description
99.1	Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(2)

(1)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.

(2)
Incorporated by reference to the Issuer's Current Report on Form 8-K (File No. 001-34025) filed on November 19, 2008.

(3)
Incorporated by reference to the Issuer's Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.

(4)
Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 7, 2008.

(5)
Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-150444) filed on April 25, 2008.

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2008.

(7)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34025) filed on June 18, 2008.

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2008.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34025) filed on December 18, 2008.

*
Filed herewith.

**
Furnished herewith.

+
Management contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: March 5, 2009	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: March 5, 2009	/s/ DAVID W. HONEYFIELD David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated: March 5, 2009	/s/ RODNEY D. GLOSS Rodney D. Gloss Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2009
/s/ HUGH E. HARVEY, JR. Hugh E. Harvey, Jr.	Chief Technology Officer and Director	March 5, 2009
/s/ TERRY CONSIDINE Terry Considine	Director	March 5, 2009
/s/ J. LANDIS MARTIN J. Landis Martin	Director	March 5, 2009
/s/ BARTH E. WHITHAM Barth E. Whitham	Director	March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrepid Potash, Inc.:

        We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2008 and 2007, and of Intrepid Mining LLC and subsidiaries (Mining) as of December 31, 2007, and the related consolidated statements of operations and cash flows of Intrepid for the period from April 25, 2008 through December 31, 2008, the related consolidated statements of stockholders' equity and comprehensive income for Intrepid for the year ended December 31, 2008 and the period from November 19, 2007 (inception) through December 31, 2007, and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss), and cash flows of Mining for the period from January 1, 2008 through April 24, 2008, and for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the period from April 25, 2008 through December 31, 2008, for the year ended December 31, 2008, and for the period from November 19, 2007 (inception) through December 31, 2007, and the financial position of Mining as of December 31, 2007 and the results of their operations and their cash flows for the period from January 1, 2008 through April 24, 2008, and for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Denver, Colorado March 5, 2009

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	December 31, 2008	December 31, 2007	December 31, 2007
ASSETS
Cash and cash equivalents	$116,573	$1	$1,960
Accounts receivable:
Trade, net	15,107	—	23,251
Other receivables	385	—	264
Related parties	—	—	248
Refundable income taxes	9,967	—	—
Inventory, net	49,318	—	18,501
Prepaid expenses and other current assets	5,804	—	3,223
Current deferred tax asset	1,222	—	—

Total current assets	198,376	1	47,447

Property, plant and equipment, net of accumulated depreciation of $26,514 and $0, respectively, for Intrepid Potash, Inc.; and $18,728 for Intrepid Mining LLC	138,790	—	63,336
Mineral properties and development costs, net of accumulated depletion of $6,367 and $0, respectively, for Intrepid Potash, Inc.; and $5,054 for Intrepid Mining LLC	30,244	—	23,438
Long-term parts inventory, net	3,973	—	4,634
Other assets	6,053	—	7,872
Non-current deferred tax asset	327,641	—	—

Total Assets	$705,077	$1	$146,727

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Accounts payable:
Trade	$15,516	$—	$8,213
Related parties	26	—	—
Accrued liabilities	14,967	—	9,674
Accrued employee compensation and benefits	6,478	—	6,643
Current installments of long-term debt	—	—	5,005
Other current liabilities	1,952	—	781

Total current liabilities	38,939	—	30,316

Long-term debt, net of current installments	—	—	96,350
Accrued pension liability	1,280	—	646
Asset retirement obligation	8,138	—	7,779
Other non-current liabilities	5,121	—	1,239

Total Liabilities	53,478	—	136,330

Commitments and Contingencies
Members' equity of Intrepid Mining LLC	—	—	11,035
Common stock of Intrepid Potash, Inc., $0.001 par value; 100,000,000 shares authorized and 74,846,874 shares outstanding at December 31, 2008, and 1,000 shares authorized and oustanding at December 31, 2007	75	—	—
Additional paid-in capital	554,743	1	—
Accumulated other comprehensive loss	(1,385)	—	(638)
Retained earnings	98,166	—	—

Total Stockholders' / Members' Equity	651,599	1	10,397

Total Liabilities and Stockholders' / Members' Equity	$705,077	$1	$146,727

See accompanying notes to these consolidated financial statements

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, Through December 31, 2008	January 1, 2008, Through April 24, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales	$305,914	$109,420	$213,459	$152,709
Less:
Freight costs	10,780	12,359	21,095	12,178
Warehousing and handling costs	5,760	2,235	5,479	3,879
Cost of goods sold	103,816	48,647	134,387	110,995

Gross Margin	185,558	46,179	52,498	25,657
Selling and administrative	22,832	6,034	15,997	10,054
Accretion of asset retirement obligation	458	198	579	541
Business interruption insurance settlements	—	—	(389)	(4,927)
Loss on asset disposals and other	1,190	5	269	392

Operating Income	161,078	39,942	36,042	19,597
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(3,160)	(2,456)	(9,350)	(2,907)
Interest income	1,005	23	1	1
Insurance settlements in excess of property losses	(52)	6,998	3,202	6,665
Other income (expense)	(1,106)	(14)	(211)	742

Income Before Income Taxes	157,765	44,493	29,684	24,098
Income Tax (Expense) Benefit	(59,592)	4	—	—

Income From Continuing Operations	98,173	44,497	29,684	24,098
Discontinued Operations
Income from operations of discontinued oil and gas activities	—	—	—	2,407
Gain from sale of discontinued oil and gas assets	—	—	—	9,517

Income from Discontinued Operations	—	—	—	11,924

Net Income	$98,173	$44,497	$29,684	$36,022

Weighted Average Shares Outstanding:
Basic	74,843,139

Diluted	74,988,292

Earnings Per Share:
Basic	$1.31

Diluted	$1.31

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Shares	Amount
Opening Balance, November 19, 2007	—	$—	$—	$—	$—	$—
Issuance of common shares	1,000	—	1	—	—	1

Balance, December 31, 2007	1,000	—	1	—	—	1
Net loss	—	—	—	—	(7)	(7)

Balance, April 24, 2008	1,000	—	1	—	(7)	(6)
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(747)	—	(747)
Net income	—	—	—	—	98,173	98,173

Total comprehensive income						97,426

Sale of common shares of stock at $32.00 per share in initial public offering, net of underwriting fees of $66.2 million and offering costs of $5.5 million	34,500,000	35	1,032,233	—	—	1,032,268
Net equity contribution from Intrepid Mining LLC resulting from the execution of the exchange agreement; net of $9.4 million of cash and $18.9 million of debt retained by Intrepid Mining LLC	40,339,000	40	50,135	(638)	—	49,537
Cash distributed to Intrepid Mining LLC in exchange, in part, for the net assets and liabilities contributed pursuant to the exchange agreement	—	—	(757,395)	—	—	(757,395)
Formation distribution paid to Intrepid Mining LLC as part of the formation transaction	—	—	(135,360)	—	—	(135,360)
Deferred tax asset resulting from the tax basis of assets transferred to Intrepid Potash, Inc. from Intrepid Mining LLC plus step-up in tax basis of assets from the formation transactions	—	—	357,574	—	—	357,574
Stock-based compensation	6,874	—	7,555	—	—	7,555

Balance, December 31, 2008	74,846,874	$75	$554,743	$(1,385)	$98,166	$651,599

See accompanying notes to these consolidated financial statements.

INTREPID MINING LLC AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME

(In thousands)

	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Loss	Total Members' Equity (Deficit)
Balance, January 1, 2006	$44,374	$(1,889)	$42,485
Net income	36,022	—	36,022
Minimum pension liability adjustment	—	991	991

Total comprehensive income			37,013
Redemption of Members' interest	(100,431)	—	(100,431)
Distributions	(10,525)	—	(10,525)

Balance, December 31, 2006	(30,560)	(898)	(31,458)
Net income	29,684	—	29,684
Minimum pension liability adjustment	—	260	260

Total comprehensive income			29,944
Distribution of oil and gas assets	(938)	—	(938)
Capital contributions	38,782	—	38,782
Distributions	(26,081)	—	(26,081)
Repayment of Members' loans	148	—	148

Balance, December 31, 2007	11,035	(638)	10,397
Net income	44,497	—	44,497
Minimum pension liability adjustment	—	—	—

Total comprehensive income			44,497
Distributions	(15,000)	—	(15,000)

Balance, April 24, 2008	$40,532	$(638)	$39,894

See accompanying notes to these consolidated financial statements

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, Through December 31, 2008	January 1, 2008, Through April 24, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$98,173	$44,497	$29,684	$36,022
Deferred income taxes	28,719	(4)	—	—
Insurance reimbursements	52	(6,998)	—	—
Items not affecting cash:
Depreciation, depletion, amortization and accretion	7,192	3,543	9,468	8,028
Stock-based compensation	7,555	—	—	—
Capitalized loan fee write-off	456	—	—	—
Gain on sale of discontinued operations	—	—	—	(9,517)
Loss on disposal of assets and other	1,150	35	777	332
Pension expense (income)	49	—	(38)	(3)
Financial instruments unrealized loss (gain)	2,347	439	(280)	2,771
Bond sinking fund unrealized loss (gain)	962	135	22	(388)
Changes in operating assets and liabilities:
Trade accounts receivable	20,030	(11,886)	(7,297)	(3,322)
Insurance and other receivables	(59)	186	1,574	(12,011)
Refundable income taxes	(9,967)	—	—	—
Inventory	(29,326)	(830)	566	(5,616)
Prepaid expenses and other assets	1,685	(4,349)	(2,330)	231
Accounts payable, accrued liabilities and accrued employee compensation and benefits	378	1,494	7,077	(365)
Discontinued operations	—	—	—	(408)
Other current liabilities	2,575	(251)	(273)	(963)

Total cash provided by operating activities	131,971	26,011	38,950	14,791

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	(52)	6,998	10,227	—
Additions to property, plant, and equipment	(63,070)	(14,747)	(27,971)	(12,150)
Additions to mineral properties and development costs	(5,724)	(15)	(373)	(242)
Cash received in exchange transaction with Intrepid Mining LLC	428	—	—	—
Proceeds from sale of assets	447	—	500	—
Additions to bond sinking fund	10	(10)	(57)	(51)
Additions to unproven oil and gas properties	—	—	—	(733)
Proceeds from sale of discontinued operations	—	—	—	18,653
Additions to non-current assets of discontinued operations	—	—	—	(4,153)

Total cash (used in) provided by investing activities	(67,961)	(7,774)	(17,674)	1,324

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	1,032,268	—	—	—
Proceeds from long-term debt	—	11,503	291,236	57,467
Repayments on long-term debt, including Long Canyon note in 2007	(86,950)	(7,009)	(322,011)	(57,311)
Payments of capital leases	—	—	(59)	(123)
Debt issuance costs	—	—	(1,617)	—
Redemption of Members' Interest	—	—	—	(5,431)
Repayment of loans by Members	—	—	148	—
Capital contribution, net of expenses	—	—	38,782	—
Members' capital distributions	—	(15,000)	(26,081)	(10,588)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	(892,755)	—	—	—

Total cash provided by (used in) financing activities	52,563	(10,506)	(19,602)	(15,986)

Net Change in Cash and Cash Equivalents	116,573	7,731	1,674	129
Cash and Cash Equivalents, beginning of period	—	1,960	286	157

Cash and Cash Equivalents, end of period	$116,573	$9,691	$1,960	$286

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, Through December 31, 2008	January 1, 2008, Through April 24, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,075	$2,274	$7,939	$2,911

Income taxes	$40,840	$—	$—	$—

Supplemental disclosure of non-cash items and financing activities

During 2006, in addition to paying $5,431,384 in cash including transaction costs, the Company issued a $95 million note for the redemption of Long Canyon's Membership Interest, which was repaid in 2007.

        On April 25, 2008, Intrepid Potash, Inc. ("Intrepid") closed on its initial public offering ("IPO") by selling 34,500,000 shares of common stock at $32.00 per share. Simultaneously, on April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement"), Intrepid Mining LLC ("Mining") assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO. The assets and liabilities received in the exchange for common stock were as follows (in thousands):

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

        On April 25, 2008, the Company issued 3,124 shares of common stock to its directors. This noncash item was recorded as stock compensation expense in the period from April 25, 2008, through December 31, 2008.

See accompanying notes to these consolidated financial statements

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. ("Intrepid" or the "Company") and its subsidiaries produce muriate of potash (MOP, potassium chloride, or potash); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite results in sulfate of potash muriate which we market for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potash-related products, as defined by Statement of Financial Accounting Standards ("SFAS") 131, and its operations are conducted entirely in the continental United States.

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID

        Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC ("Mining") in corporate form after an initial public offering. On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in an initial public offering ("IPO"), including 4,500,000 shares sold in connection with the underwriters' exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO.

        The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received aggregate net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement") dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the "Formation Distribution"). The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID (Continued)

        Mining was dissolved on April 25, 2008. On that date, Mining's estimated liabilities were provided for, and Mining's remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining's members.

Note 3—BASIS OF PRESENTATION

        The results of operations for the year ended December 31, 2008, is presented in two columns, reflecting operations prior to and subsequent to the Formation Transactions. The period from January 1, 2008, through April 24, 2008, is reflected as the predecessor period for Mining. The period from April 25, 2008, through December 31, 2008, is referred to as the successor period of Intrepid. Mining is considered the predecessor entity to Intrepid. Intrepid was included in the consolidated financial statements of Mining until April 25, 2008. There were no material activities for Intrepid until April 25, 2008; therefore, discussions of related events before April 25, 2008, pertain to the activities of the predecessor entity, Mining, unless otherwise specified.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries Intrepid Potash—Moab, LLC ("Moab"), Intrepid Potash—New Mexico, LLC ("NM"), HB Potash, LLC ("HB"), Intrepid Potash—Wendover, LLC ("Wendover"), Moab Pipeline LLC, and Intrepid Aviation LLC. Prior to the IPO, the consolidated financial statements of Mining include the accounts of Intrepid, Moab, NM, HB, Wendover, Moab Pipeline LLC, and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proved and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows. There are numerous uncertainties inherent in estimating quantities of proved and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing, which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of, or prior to, shipment. Intrepid uses few sales contracts, so prices are based on Intrepid's current published prices or upon negotiated short-term purchase orders from customers.

        Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid's plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only on the portion of its sales for which it is responsible, as most customers arrange for and pay for these costs.

        By-product credits—When byproduct inventories are sold, the Company records these sales of byproducts as a credit to cost of goods sold expense.

        Inventory and Long-Term Parts Inventory—Inventory consists of product and byproduct stocks which are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted-average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, amortization, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.

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

        Derivatives—Intrepid uses debt financing with variable interest rates, and Intrepid uses meaningful volumes of natural gas in its production operations which are purchased at variable rates. On occasion, Intrepid enters into financial derivative contracts to fix a portion of the interest and natural gas costs when such borrowings and transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values are included in the Consolidated Statement of Operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales. The Company has also entered into interest rate derivative instruments to swap a portion of floating rate debt to fixed rate. These items are not accounted for as hedge items; accordingly, the change in fair value from period to period associated with realized and unrealized gains or losses on interest-rate derivative contracts are shown within interest expense.

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The cost basis for construction in progress was increased for capitalized

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest prior to the extinguishment of our debt. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as periodic costs as incurred.

        Mineral Properties and Development Costs—Mineral properties and development costs, which we refer to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

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

        Annual Maintenance—Each operation typically shuts down periodically for maintenance. The costs of maintenance turnarounds are considered inventoriable costs and are absorbed into the inventory costs in the period incurred.

        Leases—Upon entering into leases, Intrepid evaluates whether they are operating or capital leases. Operating lease expense is recognized as incurred. If lease payments change over the contractual term,

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or involve contingent amounts, the total estimated cost over the term is recognized on a straight-line basis.

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

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the Company's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of exchange is approximately $358 million, with a corresponding increase to additional paid-in capital. For financial reporting purposes at the date of the closing of the IPO, at December 31, 2008, and the period from April 25, 2008, through December 31, 2008, Intrepid has estimated the impact on the tax basis of the acquired assets and assumed liabilities using an allocation based upon the fair value of the assets and liabilities on the day before the Formation Transaction. The Company recognizes that the final allocation of the tax basis will be different from the Company's initial estimate for the tax related accounts on both the balance sheet and the statements of operations.. Therefore, the final allocation will result in a difference in the calculation of current and deferred income taxes from the amounts estimated for the year to date period subsequent to the IPO. The determination of the tax basis is expected to be finalized by the close of the first quarter of 2009; subsequent to the final income tax return of Mining being completed and filed.

        Currently, we anticipate that for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions.

        Cash and Cash Equivalents—Included in cash equivalents at December 31, 2008, were overnight investments held by US Bank National Association ("US Bank"). As of December 31, 2008, these short-term investments consisted of investments in U.S. treasuries with daily liquidity of approximately $113.2 million and overnight Eurodollar deposits with US Bank of $4.0 million. The overnight Eurodollar deposits invested with the bank are essentially deposit arrangements with US Bank and are subject to the credit of US Bank.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, all of which are carried at cost and approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The revolving credit facility's recorded value approximates its fair value as it bears interest at a floating rate. Intrepid's interest rate and natural gas swaps have been recorded at fair value with adjustments to this

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to our review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts the Company could realize upon the sale, settlement, or refinancing of such instruments. (See Note 14 regarding derivatives.)

        Earnings per Share]Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

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

        Reclassifications—Certain reclassifications have been made to the prior years' consolidated financial statements and to the consolidated financial statements for the period from January 1, 2008, through April 24, 2008, to conform to current year presentation for the period April 25, 2008, through December 31, 2008. An accrual for stores inventory recently consumed was reclassified to accounts payable in the amount of $0.2 million in the consolidated balance sheet for Mining for the year ended December 31, 2007. Mineral costs in development in the amount of $0.2 million were reclassified from property, plant and equipment to mineral properties and development costs in the consolidated balance sheet for Mining for the year ended December 31, 2007. The Company reclassified $5,000, $269,000, and $392,000 from other income (expense) to loss on asset disposals and other in the consolidated statements of operations for Mining for the periods January 1, 2008, to April 24, 2008, the year ended December 31, 2007, and the year ended December 31, 2006, respectively. Unrealized bond sinking fund interest in the amount of $23,000 was reclassified from interest income to other income (expense) in the consolidated statement of operations for Mining for the period from January 1, 2008, to April 24, 2008. The consolidated statement of cash flows for the year ended December 31, 2007, reflects a reclassification of $2.8 million to reduce the change in accounts payable and accrued liabilities under Cash Flows from Operating Activities and in cash used for the additions to property, plant, and equipment under Cash Flows from Investing Activities in order to present the information on a comparable basis to other periods.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—EARNINGS PER SHARE

        The following table sets forth the calculation of basic and diluted earnings per share for Intrepid for the 2008 post-IPO period (in thousands, except share and per share amounts). No earnings per share calculation exists for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

Intrepid Potash, Inc.
April 25, 2008, through December 31, 2008
Net income	$98,173

Basic weighted-average common shares outstanding	74,843,139
Add: Dilutive effect of unvested restricted stock awards (using the treasury stock method)	145,153

Diluted weighted-average common shares outstanding	74,988,292

Earnings per share:
Basic	$1.31

Diluted	$1.31

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid and Mining's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2008, and December 31, 2007, respectively (in thousands):

	Intrepid Potash, Inc.
		Intrepid Mining LLC (Predecessor)
	December 31, 2008
		December 31, 2007
Product inventory	$34,337	$8,614
In-process mineral inventory	5,619	2,806
Current parts inventory	9,362	7,081

Total current inventory	49,318	18,501
Long-term parts inventory	3,973	4,634

Total inventory	$53,291	$23,135

        Parts inventories are shown net of obsolescence reserves of $526,000 and $492,000 as of December 31, 2008, and December 31, 2007, respectively. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant and equipment" and "Mineral properties and development costs" were comprised of the following:

	Intrepid Potash, Inc.		Range of useful lives (years)
		Intrepid Mining LLC (Predecessor)
	December 31, 2008		Lower Limit	Upper Limit
		December 31, 2007
Buildings and plant	$21,357	$18,949	4	25
Machinery and equipment	62,599	42,034	3	25
Vehicles	5,905	4,261	3	7
Office and other equipment	251	213	2	7
Computers	1,033	593	2	5
Software	2,379	1,430	3	3
Leasehold improvements	123	128	2	10
Ponds and land improvements	2,894	2,821	5	25
Construction in progress	68,739	11,208
Land	24	427
Accumulated depreciation	(26,514)	(18,728)

	$138,790	$63,336

Mineral properties and development costs	$31,798	$28,309	21	25
Construction in progress	4,813	183
Accumulated depletion	(6,367)	(5,054)

	$30,244	$23,438

Water rights in "Other Assets"	$2,670	$2,670	18	25
Accumulated depletion	(105)	(53)

	$2,565	$2,617

        "Mineral properties and development costs" include mineral properties associated with the presently idled HB mine, with accumulated costs to date of approximately $1.5 million as of December 31, 2008, and December 31, 2007. Therefore, no depletion is currently being recognized on this property, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid incurred the following costs for depreciation, depletion,

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES (Continued)

amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Depreciation	$5,853	$2,694	$7,231	$5,542
Depletion	708	555	1,398	1,838
Amortization	173	96	260	107
Accretion	458	198	579	541

Total incurred	$7,192	$3,543	$9,468	$8,028

Note 8—NOTES PAYABLE AND LONG-TERM DEBT

        The following summarizes Intrepid's and Mining's long-term debt at December 31, 2008, and December 31, 2007 (in thousands):

	Intrepid Potash Inc.
		Intrepid Mining LLC (Predecessor)
	December 31, 2008
		December 31, 2007
Credit Agreement	$—	$101,350
Other	—	5

Total	—	101,355
Less current installments	—	(5,005)

Long-term debt	$—	$96,350

        In conjunction with the Formation Transactions described previously, all of the balances outstanding under the Company's credit agreement were repaid on April 25, 2008. The outstanding balance included $18.9 million plus fees and accrued interest that was repaid by Mining from the amounts Mining received under the Exchange Agreement, and $86.9 million plus fees and accrued interest that was repaid by Intrepid using net proceeds from the IPO. Additionally, because of this repayment, the term loan that was part of the credit agreement was canceled. Intrepid maintains a $125.0 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use at December 31, 2008. The net balance of the original bank costs that had been capitalized associated with the term loan of $456,000 was expensed immediately after the closing of the IPO and therefore is recorded in the period from April 25, 2008, through December 31, 2008. As of December 31, 2008, the Company had $115,000 of letters of credit issued, which reduces the amounts available for borrowing and is reflected in the amount available for use above.

        In conjunction with the closing of the IPO, the Company entered into the Fourth Amendment of the Third Amended and Restated Credit Agreement. This amendment replaced Mining with Intrepid, removed Intrepid Oil & Gas, LLC ("IOG") from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid shall not be greater than 2.5:1.0 immediately before and immediately after the distribution. The Third Amended and Restated Credit Agreement was entered into on March 9, 2007.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—NOTES PAYABLE AND LONG-TERM DEBT (Continued)

At that time, Mining and US Bank entered into a new credit agreement to retire the Note to Long Canyon, LLC, to fund capital projects, and to meet working capital requirements. The current credit agreement, as amended, is a syndicated facility led by US Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of the Company. Obligations are cross-collateralized between all of the Company's legal entities, parent and subsidiaries.

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

        The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on December 31, 2008.

        Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest	Weighted Average Interest Rate
	(In thousands)
For the period from April 25, 2008, through December 31, 2008	$—	N/A
For the period from January 1, 2008, through April 24, 2008	$52	6.4%
For the year ended December 31, 2007	$115	7.3%
For the year ended December 31, 2006	$—	6.9%

Note 9—ASSET RETIREMENT OBLIGATION

        The Company recognizes an estimated liability for future costs associated with the abandonment of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

        The Company's asset retirement obligation is based on the estimated cost to abandon the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

when there are revisions to estimated costs. The credit-adjusted risk-free rates used to discount the Company's abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Asset retirement obligation—beginning of period	$7,977	$7,779	$7,202	$6,466
Changes in estimated obligations	(297)	—	(2)	195
Accretion of discount	458	198	579	541

Total asset retirement obligation—end of period	$8,138	$7,977	$7,779	$7,202

        The undiscounted amount of asset retirement obligation is $30.9 million as of December 31, 2008, and there are no payments expected to take place in the next five succeeding years.

Note 10—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid and its predecessor have a cash bonus plan that allows participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plan are based on a combination of Company and individual performance. Intrepid accrues cash bonus expense related to the current year's performance.

        Included in the cost of goods sold and selling and administrative lines in the consolidated statements of operations is cash bonus expense of $4.5 million for the period from April 25, 2008, through December 31, 2008; $2.3 million for the period from January 1, 2008, through April 24, 2008; $3.8 million for the year ended December 31, 2007; and $1.8 million for the year ended December 31, 2006.

        Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid adopted its long-term incentive compensation plan, the 2008 Equity Incentive Plan (the "2008 Plan"), pursuant to which grants of restricted stock were awarded as of the closing of the IPO to executive officers, other than Messrs. Jornayvaz and Harvey, and to other key employees and consultants. The awards contain a service condition associated with employment or engagement with the Company at the time of vesting. There are no performance or market conditions associated with these awards. The value of the grants were communicated to award recipients and approved by the Board prior to the IPO, with the actual number of shares represented by the awards dependent upon the IPO price. The awards consist of three tranches of restricted stock grants. The first tranche of grants vested in full on January 5, 2009. These grants, which have been made to some, but not all, of Intrepid's named executive officers, long-term employees, and consultants, are designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO. The second tranche was an award to an officer that vests in varying amounts over the next four years. The third tranche of grants vests over

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—COMPENSATION PLANS (Continued)

approximately four years with 25 percent vesting at each subsequent anniversary of the initial grant date. These grants were designed to retain and provide an incentive to those receiving the awards to continue to execute the Company's long-term business plan. The measurement of fair value of the restricted stock awards for the initial grants was at the IPO price of $32.00 per share.

        As of December 31, 2008, there were a total of 475,733 shares of restricted stock outstanding and approximately 4.5 million shares of common stock remained available for issuance under the 2008 Plan.

        In measuring compensation expense from the grant of restricted stock, SFAS 123(R) requires companies to estimate the fair value of the award on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the restricted stock awards for the period April 25, 2008, through December 31, 2008, was $7.5 million. As of December 31, 2008, there was $8.0 million of total unrecognized compensation expense related to non-vested restricted stock awards. The unrecognized compensation expense is being amortized through 2012. A summary of the status and activity of non-vested restricted stock for the period from April 25, 2008, through December 31, 2008, is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, at April 24, 2008	—	N/A
Granted	479,955	$32.38
Vested	(3,750)	$32.00
Forfeited	(472)	$63.48

Non-vested restricted stock, at December 31, 2008	475,733	$32.35

        In addition to the grants of restricted stock, two non-management directors were issued a total of 3,124 shares of fully vested stock under the 2008 Plan in connection with their joining the Board at the time of the IPO. These shares are included in the balance of outstanding shares of common stock as of December 31, 2008.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—INCOME TAXES

        The income tax provision for Intrepid and its predecessor is comprised of the following elements. The amounts related to Mining include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
Current portion of income tax expense:
Federal	$25,722	$—
State	5,151	—
Deferred portion of income tax expense (benefit)
Federal	23,930	(4)
State	4,789	—

Total income tax expense (benefit)	$59,592	$(4)

        A summary of the components of the net deferred tax assets as of December 31, 2008 and 2007, is as follows. Management believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets.

	As of December 31,
	2008	2007
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(2,025)	$—
Accrued employee benefits	329	—
Stock-based compensation	2,918	—

Total current deferred tax assets	1,222	—

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	317,413	—
Asset retirement obligation	3,311	—
Other	6,917	—

Total non-current deferred tax assets	327,641	—

Total deferred tax asset	$328,863	$—

        Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is primarily due to the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other permanent differences between the financial statement carrying amounts of assets and

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—INCOME TAXES (Continued)

liabilities and their respective tax bases and any credit carry-forwards. A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
Federal taxes at statutory rate	$55,219	$(4)
Adjustments:
State taxes, net of federal benefit	6,461	—
Domestic manufacturers deduction	(2,335)	—
Other	247	—

Net expense (benefit) as calculated	$59,592	$(4	)(1)

Effective tax rate	37.8%	—%

    (1)
    The income tax benefit presented in the period ending April 24, 2008, relates to the taxable activity of Intrepid only, as Mining was a limited liability company and the tax attributes of Mining flowed through to its members. Through April 24, 2008, Intrepid was a wholly-owned subsidiary of Mining and there were no material activities for Intrepid for the period from its inception to the date of the IPO.

        During June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no items that require disclosure in accordance with FIN 48 or items requiring the Company to establish a reserve in its records.

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") the exclusive sales representative for potash export sales, with the exception of those to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. This agreement is cancelable with thirty days written notice.

        In 2004, Wendover and Envirotech Services, Inc. ("ESI") entered into a sales agreement appointing ESI the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are determinable after ESI's fiscal year end in September, and Intrepid recognizes any earned excess profits in the fourth quarter.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Reclamation Deposits, Surety Bonds, and Sinking Fund—Surety bonds were provided to the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company ("Insurer"). The terms of the surety agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab's expected reclamation liability, is included within other long-term assets and had a balance of approximately $1.8 million as of December 31, 2008, for Intrepid and approximately $2.9 million as of December 31, 2007, for Mining. Intrepid has engaged a third-party to manage the sinking fund investments. Unrealized gains and losses recognized in the statements of operations on the marketable securities held for trade by the sinking fund were as follows for the periods presented (in thousands):

Unrealized Gain/(Loss)
For the period from April 25, 2008, through December 31, 2008	$(962)
For the period from January 1, 2008, through April 24, 2008	$(135)
For the year ended December 31, 2007	$(22)
For the year ended December 31, 2006	$388

        Intrepid and Mining had reclamation security deposits outstanding for the NM and HB facilities of $0.7 million at both December 31, 2008, and December 31, 2007. Security deposits related to the Wendover facility of $0.3 million were outstanding at both December 31, 2008, and December 31, 2007. These restricted deposits were included within other long-term assets. The Company is currently in discussions with the state of Utah and the Bureau of Land Management as to the need to modify the bonding requirement for the Wendover facility. The Company has included its estimate for reclamation costs in its calculation of the asset retirement obligation; however, the bonding requirement has not been changed from the $0.3 million recorded as of December 31, 2008.

        As of December 31, 2008, and December 31, 2007, letters of credit in the amount of $0.1 million issued through US Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations. Letters of credit reduce the amount available to borrow under our line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability for Intrepid and Mining was approximately $0.5 million and $0.6 million as of December 31, 2008, and December 31, 2007, respectively, and is included in accrued liabilities.

        Legal—The Company is periodically subject to litigation. The Company has determined that there are no material claims outstanding as of December 31, 2008, and has provided for any estimated amounts outstanding.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years. The annual minimum lease payments for the next five years and thereafter are presented below:

Years Ending December 31,	(In thousands)
2009	$5,178
2010	5,128
2011	4,334
2012	1,969
2013	1,733
Thereafter	7,727

Total	$26,069

        Rental and lease expenses follow for the indicated periods (in thousands):

For the period from April 25, 2008, through December 31, 2008	$4,258
For the period from January 1, 2008, through April 24, 2008	$1,684
For the year ended December 31, 2007	$5,463
For the year ended December 31, 2006	$3,186

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS

  Interest Rates

        Intrepid and Mining historically managed a portion of its floating interest rate exposure through the use of interest-rate derivative contracts. Intrepid's forward LIBOR-based contracts reduced Intrepid's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in Intrepid's variable-rate debt. The interest rate paid under Intrepid's credit agreement varies both with the change in the 3-month LIBOR rate and with Intrepid's leverage ratio. Although the Company repaid its debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions with the derivative financial instruments. The counterparty to the contracts is US Bank. Intrepid or its predecessor recognized realized and unrealized gains and losses in the following periods (in thousands):

	Realized Gain (Loss)	Unrealized Gain (Loss)
For the period from April 25, 2008, to December 31, 2008	$(682)	$(2,060)
For the period from January 1, 2008, through April 24, 2008	$76	$(439)
For the year ended December 31, 2007	$484	$(1,913)
For the year ended December 31, 2006	$615	$(431)

        Both realized and unrealized gains and losses on interest rate derivative contracts are included in interest expense.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        A tabular presentation of the outstanding interest rate derivatives as of December 31, 2008, follows:

Termination	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
March 1, 2009	$20,000	5.23%
December 31, 2009	$20,400	4.89%
March 1, 2010	$17,500	5.28%
December 31, 2010	$34,750	5.03%
December 31, 2011	$29,400	5.20%
December 31, 2012	$22,800	5.26%

        The fair value of financial instruments associated with interest rate derivatives included in the financial statements as of December 31, 2008, and December 31, 2007, are depicted below (in thousands):

Fair value of financial instruments at	December 31, 2008	December 31, 2007
Current assets	$—	$57
Long-term assets	$—	$—
Current liabilities	$1,439	$432
Long-term liabilities	$2,673	$1,239

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward Permian Basin contracts reduce Intrepid's risk from movements in the cost of gas consumed as gains and losses on such financial contracts offset losses and gains on its variable-cost supply contracts. The Company believes the counterparties to contracts are credit-worthy trading houses, and therefore credit risk of counterparty non-performance is unlikely. As of December 31, 2008, Intrepid has derivative contracts to purchase a notional 30,000 MMBtu of natural gas per month in January 2009 through April 2009; the counterparty to this agreement is J. Aron and the contract performance is guaranteed by Goldman Sachs Group, Inc. As of December 31, 2008, the fair value of the natural gas derivative contracts was a liability of $287,000, which was classified as a current liability. As of December 31, 2007, Intrepid had no outstanding natural gas derivative contracts. Intrepid or its predecessor recognized realized and unrealized gains and losses in the following periods (in thousands):

	Realized Gain (Loss)	Unrealized Gain (Loss)
For the period from April 25, 2008, to December 31, 2008	$(112)	$(287)
For the period from January 1, 2008, through April 24, 2008	$—	$—
For the year ended December 31, 2007	$(2,415)	$2,194
For the year ended December 31, 2006	$(2,216)	$(2,340)

        Both realized and unrealized gains and losses on natural gas derivative contracts are included in cost of goods sold.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—FAIR VALUE MEASUREMENTS

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

        The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Bond sinking fund investments	$1,735	$61	$—
Net accrued derivative liability	—	(4,399)	—

Total	$1,735	$(4,338)	$—

        A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for derivative financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. The Company's bond sinking fund investments include marketable securities held for trade, all of which are valued using Level 1 inputs (quoted prices on nationally recognized securities exchanges), with the exception of government agency securities that are valued using Level 2 inputs. The third-party that Intrepid has engaged to manage the bond sinking fund investments uses Interactive Data Corporation ("IDC") as a pricing source for the government agency securities. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps and natural gas swaps. Intrepid derives internal valuation estimates taking into consideration certain quoted rates for 3-month LIBOR contracts based on the contract reset date in the case of interest rate swaps, certain published indices in the case of natural gas swaps, and the time value of money and then compares these estimates to the counterparties' mark-to-market statements. The considered factors result in an estimated exit-price for each asset or liability under a marketplace participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments. At management's discretion, third parties are also engaged to derive an independent valuation of some or all of our derivatives.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

        Counterparty credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate.

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

Note 15—FUTURE EMPLOYEE BENEFITS

  401K Plan—

        The Company maintains a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401K Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401K Plan (subject to certain restrictions) in either before tax or after tax contributions. Intrepid matches employee contributions on a dollar for dollar basis up to a maximum of 3 percent or 5 percent, and on the employee's base compensation. Intrepid's contributions to the 401K Plan in the following periods were (in thousands):

Contributions
For the period from April 25, 2008, through December 31, 2008	$639
For the period from January 1, 2008, through April 24, 2008	$308
For the year ended December 31, 2007	$840
For the year ended December 31, 2006	$794

  Defined Benefit Pension Plan—

        In accordance with the terms of the Moab Purchase Agreement with PCS in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid "froze" the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002 and by including only pay and service through February 22, 2002 in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        Accumulated other comprehensive gains and losses resulting from unrecognized actuarial gains and losses associated with the Pension Plan are shown below (in thousands):

Other Comprehensive Gain (Loss)
For the period from April 25, 2008, through December 31, 2008	$(747)
For the period from January 1, 2008, through April 24, 2008	$—
For the year ended December 31, 2007	$260
For the year ended December 31, 2006	$991

        The following table provides a reconciliation of the changes in the Pension Plan's benefit obligations and fair value of assets for the years ended December 31, 2008, 2007, and 2006, as measured on those dates, and a statement of the funded status as of December 31, 2008, 2007, and 2006. Intrepid adopted SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

Postretirement Plans", effective upon formation in 2007. There was no impact upon the financial results or position of Intrepid from adopting SFAS 158.

	Intrepid Potash, Inc.	Intrepid Mining LLC (predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Obligations and funded status:
Change in benefit obligation:
Benefit obligation at beginning of period	$3,097	$3,117	$3,208	$3,862
Service cost	—	—	—	—
Interest cost	131	61	182	209
Benefit payments	(74)	(25)	(79)	(82)
Actuarial losses (gains)	99	(56)	(194)	(781)

Benefit obligation at end of period	3,253	3,097	3,117	3,208

Change in plan assets:
Fair value of plan assets at beginning of period	2,435	2,471	2,264	1,924
Actual return on assets, net of expenses	(488)	(74)	168	195
Employer contributions	100	63	118	227
Benefit payments	(74)	(25)	(79)	(82)

Fair value of plan assets at end of period	1,973	2,435	2,471	2,264

Unfunded status	(1,280)	(662)	(646)	(944)
Items not yet recognized as a component of net periodic pension cost:
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized actuarial loss	1,385	638	638	898

Sum of deferrals	1,385	638	638	898

Prepaid / (accrued) benefit cost	$105	$(24)	$(8)	$(46)

Accumulated other comprehensive income:
Net loss	$1,385	$638	$638	$898
Prior service cost	—	—	—	—

Total	$1,385	$638	$638	$898

Assumptions used to determine benefit obligations as of end of fiscal period:
Discount rate	6.25%	6.25%	6.25%	5.75%
Salary scale	N/A	N/A	N/A	N/A
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	131	61	182	209
Expected return on assets	(120)	(56)	(160)	(138)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	23	10	58	153

Net period benefit cost	$34	$15	$80	$224

Other comprehensive income	$747	$—	$260	$991

Amounts included in AOCI expected to be recognized during the next fiscal period:
Transition obligation	$—	$—	$—	$—
Prior service cost	$—	$—	$—	$—
Actuarial loss	$108	$—	$33	$—
Assumptions used in computing net periodic benefit cost:
Discount rate	6.25%	6.25%	5.75%	5.50%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Salary scale	N/A	N/A	N/A	N/A

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        Intrepid reviewed prevailing interest rates for high-quality fixed-income investments, those rated Aa or better. The duration of the Pension Plan's liabilities as of December 31, 2008, was 11.9 years. Based on this review and the Pension Plan's duration, Intrepid determined a reasonable discount rate for the benefit obligations as of December 31, 2008, was 6.25 percent.

        The basis used to determine the overall expected long-term rate of return on assets assumptions was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is 47 percent equity securities, 43 percent fixed income, 5 percent real estate, and 5 percent cash.

        Using historical investment returns, the Plan's expected asset mix, and adjusting for the difference between expected inflation and historical inflation, the 25th to 75th percentile range of annual rates of return is 7.0 percent - 8.5 percent. Intrepid selected a rate of return of 7.0 percent, which reflects our judgment of the best estimate for this assumption based on the historical investment returns and expected future conditions. This rate is net of investment related expenses.

        Plan Assets—The Pension Plan's weighted-average asset allocations at December 31 by asset category are as follows:

Asset Category	2008	2007
Equity securities	41%	51%
Fixed income	42%	37%
Cash	4%	4%
Real estate	13%	8%

Total	100%	100%

        The investment policy for pension plan assets is to maximize the expected return for an acceptable level of risk. As the Pension Plan has a long-term investment horizon, limited liquidity needs, and exposure to purchasing power risk, and little concern for income stability, Intrepid has set the following target asset allocation: 20 percent - 100 percent equity securities, 15 percent - 88 percent fixed income, 0 percent - 10 percent real estate, and 0 percent - 10 percent cash.

        Cash Flows—

        Contributions:    Intrepid expects to contribute $168,000 to the Pension Plan in 2009.

        Estimated future benefit payments:    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2009	$134,000
2010	150,000
2011	188,000
2012	204,000
2013	210,000
Years 2014 - 2018	1,266,000

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico site. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Insurance payments to Intrepid for property losses through January 2007 of approximately $9.5 million less the deductible and related costs for a net gain of $6.7 million were recognized as "Insurance settlements in excess of property losses" in 2006 as such payments were considered non-refundable. Additional insurance payments to Intrepid for property losses through December 2007 of approximately $4.6 million less related costs for a net gain of $3.2 million have been recognized as "Insurance settlements in excess of property losses" in 2007. Additional insurance payments to Intrepid and its predecessor for property losses through December 2008 of $7.0 million less related costs for a net gain of approximately $7.0 million have been recognized as "Insurance settlements in excess of property losses" in 2008. Through December 31, 2008, the Company has received $22.4 million of insurance settlement payments. The warehouse's replacement cost is estimated to be approximately $30 million, and the Company anticipates completion of the work in 2010. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as claims are accepted and settled by the insurer.

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES

        The members of Mining were Intrepid Production Corporation ("IPC"), whose sole shareholder is Robert P. Jornayvaz III ("Mr. Jornayvaz"), Harvey Operating and Production Company ("HOPCO"), whose sole shareholder is Hugh E. Harvey, Jr. ("Mr. Harvey"), and Potash Acquisition, LLC ("PAL"), controlled by Platte River Ventures Investors I, LLC. These members maintained a controlling interest in Intrepid subsequent to the IPO.

        As of December 31, 2008, for Intrepid and December 31, 2007, for Mining, related parties accounts receivable balances were zero and approximately $248,000, respectively. The December 31, 2007, balances consisted of advances to IOG members and employees. Subsequent to the IPO, Intrepid's Board approved a policy to provide certain services to IOG; these services are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days. IOG billings by Intrepid were as follows (in thousands):

For the period from April 25, 2008, through December 31, 2008	$6
For the period from January 1, 2008, through April 24, 2008	$13
For the year ended December 31, 2007	$45

        Intrepid entered into an agreement with IPC during 2008 to sublease a portion of our new headquarters office space to IPC. The sublease begins on February 1, 2009, and ends on April 30, 2019, for a total lease term of one hundred twenty-three (123) months. The annual minimum lease

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

payments to be made by IPC to the Company for the next five years and thereafter are presented below (in thousands):

2009	$44
2010	69
2011	71
2012	73
2013	75
Years 2014 - 2019	443

Years 2009 - 2019	$775

        Under Intrepid's aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed to use Intrepid's plane for non-business purposes. This use of the aircraft is treated as compensation to them at the federal income tax standard rate for such travel. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). Personal use of the airplane is calculated based on occupied seat miles, rather than flight miles. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use is multiplied by the flight segment miles to calculate the percentage of flight time reported as personal use.

        Additionally, an entity formed in May 2008 known as BH Holdings LLC, which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with the Company to allow Mr. Jornayvaz and Mr. Harvey use of an aircraft owned by BH Holdings LLC for Intrepid business purposes. The dry-lease rate and the dry-lease arrangement were approved by the Company's Audit Committee. In the period from April 25, 2008, through December 31, 2008, Intrepid incurred dry-lease charges of $292,000. As of December 31, 2008, Intrepid has an accounts payable balance due to BH Holdings LLC of $26,000.

        In 2007 and 2008, Pat Avery, former President and Chief Operating Officer, and Pat Quinn, former interim Chief Financial Officer, were allowed to use Intrepid's plane for personal purposes, such use being determined based on occupied seat miles at the federal income tax standard rate.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

        Non-business use of Intrepid's plane treated as compensation was as follows (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (predecessor)
	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Non-business use of the plane by Mr. Jornayvaz and Mr. Harvey	$23	$40	$72	$33
Plane expense in excess of federal rates(1)	69	104	323	17
Non-business use of the plane by Mr. Avery and Mr. Quinn	—	6	7	—

Total incurred	$92	$150	$402	$50

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

        Intrepid's former interim Chief Financial Officer, who resigned in March 2008, is the primary owner of a firm of certified public accountants, Quinn & Associates, P.C. ("Q&A"), which provided accounting, consulting, and tax services to Mining and Intrepid. Q&A has not provided any audit or attestation services for Mining or Intrepid. Q&A billed Mining and Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is no longer considered a related party to Intrepid. Q&A billings to Mining amounted to the following (in thousands):

For the period from April 25, 2008, through December 31, 2008	N/A
For the period from January 1, 2008, through April 24, 2008	$226
For the year ended December 31, 2007	$568
For the year ended December 31, 2006	$468

        As of December 31, 2007, two letters of credit totaling $45,000 were outstanding with the State of Utah related to the unproven oil and gas properties held by IOG, a Mining related party. In April 2008, prior to the closing of the IPO, the letters of credit for IOG were canceled.

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

        During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities; therefore, the adoption of SFAS 159 had no impact on the Company's consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        During December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for the Company beginning in 2009. We do not expect SFAS 160 to have any impact on our consolidated financial statements.

        During December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes a framework to disclose and account for business combinations. This standard generally requires an acquirer to recognize the assets acquired and liabilities assumed in a business combination at their "full fair values" on the acquisition date, and to recognize acquisition-related costs separately from the acquisition. This statement is effective for the Company beginning in 2009. We do not expect SFAS 141(R) to have any impact on our consolidated financial statements.

        During March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard changes the disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounting for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for the Company beginning in 2009. The Company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements and related disclosures.

        During May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of "Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect SFAS 162 to have any impact on our consolidated financial statements.

        During December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial statements. These new disclosures will be required for the Company in its 2009 Annual Report on Form 10-K.

Note 19—CONCENTRATION OF CREDIT RISK

        Credit risk represents the loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.

        Intrepid's products are marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration,

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—CONCENTRATION OF CREDIT RISK (Continued)

and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, the demand for biofuels, government policy, and the relative value of currencies.

        Concentrations of credit risk, whether on or off balance sheet, that arise from financial instruments exist for counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

        All assets reside in the United States, with the exception of approximately $119,000 and $29,000 of Trio® inventory held in Ontario, Canada at December 31, 2008, and 2007, respectively. Over 90 percent of our sales in each of the three years ended December 31, 2008, 2007, and 2006 are to customers located in the United States.

        In 2008, 2007, and 2006, one distributor customer accounted for 10.5 percent, 9.4 percent and 14.3 percent of sales, respectively. In 2008, 2007, and 2006, a second customer, also a distributor, accounted for 9.2 percent, 8.6 percent and 9.5 percent of sales, respectively. Although we consider our relationships with both of these customers to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results.

        Intrepid maintains cash accounts with several financial institutions. At times the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

        Sales from discontinued operations were $4,409,000 in 2006.

Note 20—QUARTERLY FINANCIAL DATA

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Three Months ended December 31, 2008	Three Months ended September 30, 2008	April 25, 2008 through June 30, 2008	April 1, 2008 through April 24, 2008	Three Months ended March 31, 2008
2008:
Sales	$79,495	$146,257	$80,162	$25,019	$84,401
Gross Margin	$48,030	$90,094	$47,434	$12,211	$33,968
Net Income	$22,690	$49,719	$25,764	$11,438	$33,059
Earnings Per Share, Basic	$0.30	$0.66	$0.34	N/A	N/A
Earnings Per Share, Diluted	$0.30	$0.66	$0.34	N/A	N/A

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—QUARTERLY FINANCIAL DATA (Continued)

	Intrepid Mining LLC (Predecessor)
	Three Months ended December 31, 2007	Three Months ended September 30, 2007	Three Months ended June 30, 2007	Three Months ended March 31, 2007
2007:
Sales	$56,320	$52,859	$56,116	$48,164
Gross Margin	$11,540	$15,775	$13,430	$11,753
Net Income	$6,679	$9,380	$7,245	$6,380
Earnings Per Share, Basic	N/A	N/A	N/A	N/A
Earnings Per Share, Diluted	N/A	N/A	N/A	N/A

Intrepid Potash, Inc.

Unaudited Pro Forma Financial Information

        You should read this unaudited pro forma consolidated financial information together with the other information contained in this document, as well as information contained in our final prospectus filed on April 23, 2008, and with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this document.

        The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2008, and 2007, present the consolidated results of operations of Intrepid assuming the Formation Transactions (including the IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions discussed in detail in our final prospectus filed on April 23, 2008, and our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2008, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid's operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company which are estimated to be approximately $3 million per year, not including the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

        The pro forma adjustments result from:

  •
  the issuance of shares in connection with the initial public offering;

  •
  the restricted stock grants entered into in connection with the completion of the initial public offering;

  •
  the completion of the financing transaction, pursuant to which all the balances outstanding under Mining's credit agreement were repaid on the date of closing on April 25, 2008; and

  •
  an income tax provision to account for Intrepid's status as a taxable entity.

        The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the periods presented. The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the initial public offering and the formation transitions including the Exchange Agreement had occurred on January 1, 2007, for the 2007 period, and January 1, 2008, for the 2008 period. In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid's results of operations for these periods. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Year Ended December 31, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash Inc.	Intrepid Mining LLC (Predecessor)
	Period from April 25, 2008, through December 31, 2008	Period from January 1, 2008, through April 24, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Year ended December 31, 2008
Sales	$305,914	$109,420	$—		$415,334
Less:
Freight costs	10,780	12,359	—		23,139
Warehousing and handling costs	5,760	2,235	—		7,995
Cost of goods sold	103,816	48,647	546	(1)	153,009

Gross Margin	185,558	46,179	(546)		231,191
Selling and administrative	22,832	6,034	2,973	(1)	31,839
Accretion of asset retirement obligation	458	198	—		656
Loss on asset disposals and other	1,190	5	—		1,195

Operating Income	161,078	39,942	(3,519)		197,501
Other Income (Expense)
Interest expense, including derivatives	(3,160)	(2,456)	2,038	(2)	(3,578)
Interest income	1,005	23	—		1,028
Insurance settlements in excess of property losses	(52)	6,998	—		6,946
Other income (expense)	(1,106)	(14)	—		(1,120)

Income Before Income Taxes	157,765	44,493	(1,481)		200,777
Income Tax (Expense) Benefit	(59,592)	4	(17,050	)(3)	(76,638)

Net Income	$98,173	$44,497	$(18,531)		$124,139

Weighted Average Shares Outstanding:
Basic	74,843,139		—	(4)	74,843,139

Diluted	74,988,292		54,949	(4)	75,043,241

Earnings Per Share:
Basic	$1.31				$1.66

Diluted	$1.31				$1.65

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Year Ended December 31, 2007

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor)
				Pro Forma Adjusted for the Year ended December 31, 2007
	Year ended December 31, 2007	Pro Forma Adjustments
Sales	$213,459	$—		$213,459
Less:
Freight costs	21,095	—		21,095
Warehousing and handling costs	5,479	—		5,479
Cost of goods sold	134,387	1,442	(1)	135,829

Gross Margin	52,498	(1,442)		51,056
Selling and administrative	15,997	6,685	(1)	22,682
Accretion of asset retirement obligation	579	—		579
Business interruption insurance settlements	(389)	—		(389)
Loss on asset disposals and other	269	—		269

Operating Income	36,042	(8,127)		27,915
Other Income (Expense)
Interest expense, including derivatives	(9,350)	7,670	(2)	(1,680)
Interest income	1	—		1
Insurance settlements in excess of property losses	3,202	—		3,202
Other income (expense)	(211)	—		(211)

Income Before Income Taxes	29,684	(457)		29,227
Income Tax (Expense) Benefit	—	(11,586	)(3)	(11,586)

Net Income	$29,684	$(12,043)		$17,641

Weighted Average Shares Outstanding:
Basic		74,902,081	(4)	74,902,081

Diluted		74,968,216	(4)	74,968,216

Earnings Per Share:
Basic				$0.24

Diluted				$0.24

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

	Cost of goods sold	Selling and administrative
Year ended December 31, 2008	$546	$2,973
Year ended December 31, 2007	$1,442	$6,685
(2)
Upon closing of the initial public offering, all of the balances outstanding under the Company's credit agreement were repaid. The amounts repaid were comprised of $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement; and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result, the adjustments relate to the elimination of interest expense associated with any outstanding balances during the periods presented. The following table reflects the adjustment made in each period (in thousands):

Year ended December 31, 2008	$2,038
Year ended December 31, 2007	$7,670
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