Form 10-Q
period 2009-03-31
Intrepid Potash, Inc.
filed 2009-05-08
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number: 001-34025

INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1501877 (I.R.S. Employer Identification No.)

707 17th Street, Suite 4200
Denver, Colorado 80202
(303) 296-3006
(Address of Principal Executive Offices, Including Zip Code)
(Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes    ☐ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of April 30, 2009, 75,025,154 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC. and INTREPID MINING LLC

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$102,459	$116,573
Accounts receivable:
Trade, net	37,602	15,107
Other receivables	235	385
Refundable income taxes	1,844	9,967
Inventory, net	55,193	49,318
Prepaid expenses and other current assets	3,551	5,804
Current deferred tax asset	448	1,222

Total current assets	201,332	198,376

Property, plant and equipment, net of accumulated depreciation of $29,564 and $26,514, respectively	157,203	138,790
Mineral properties and development costs, net of accumulated depletion of $6,558 and $6,367, respectively	32,380	30,244
Long-term parts inventory, net	4,480	3,973
Other assets	7,911	6,053
Non-current deferred tax asset	321,924	327,641

Total Assets	$725,230	$705,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$13,471	$15,516
Related parties	39	26
Accrued liabilities	12,018	14,967
Accrued employee compensation and benefits	4,873	6,478
Other current liabilities	1,902	1,952

Total current liabilities	32,303	38,939

Accrued pension liability	1,264	1,280
Asset retirement obligation	8,306	8,138
Other non-current liabilities	7,077	5,121

Total Liabilities	48,950	53,478

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 74,985,026 and 74,846,874 shares outstanding at March 31, 2009, and December 31, 2008, respectively	75	75
Additional paid-in capital	554,197	554,743
Accumulated other comprehensive loss	(839)	(1,385)
Retained earnings	122,847	98,166

Total Stockholders' Equity	676,280	651,599

Total Liabilities and Stockholders' Equity	$725,230	$705,077

See accompanying notes to these consolidated financial statements

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2008
Sales	$88,901	$—	$84,401
Less:
Freight costs	4,707	—	10,172
Warehousing and handling costs	1,529	—	1,800
Cost of goods sold	35,508	—	38,461

Gross Margin	47,157	—	33,968
Selling and administrative	6,783	11	4,542
Accretion of asset retirement obligation	168	—	156
Other	(12)	—	14

Operating Income	40,218	(11)	29,256
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(203)	—	(3,085)
Interest income	17	—	23
Insurance settlements in excess of property losses	(14)	—	6,998
Other expense	(141)	—	(137)

Income (Loss) Before Income Taxes	39,877	(11)	33,055
Income Tax (Expense) Benefit	(15,196)	4	4

Net Income (Loss)	$24,681	$(7)	$33,059

Weighted Average Shares Outstanding:
Basic	74,975,511	1,000

Diluted	74,982,580	1,000

Earnings (Loss) Per Share:
Basic	$0.33	$(6.56)

Diluted	$0.33	$(6.56)

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	74,846,874	$75	$554,743	$(1,385)	$98,166	$651,599
Comprehensive income, net of tax:
Pension liability, net of adjustment for deferred taxes	—	—	—	546	—	546
Net income	—	—	—	—	24,681	24,681

Total comprehensive income						25,227
Stock-based compensation, net of restricted stock used for employee tax withholding upon vesting	138,152	—	(546)	—	—	(546)

Balance, March 31, 2009	74,985,026	$75	$554,197	$(839)	$122,847	$676,280

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2008
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$24,681	$(7)	$33,059
Deferred income taxes	6,730	(4)	(4)
Insurance reimbursements	14	—	(6,998)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	3,492	—	2,790
Stock-based compensation	334	—	—
(Gain) loss on disposal of assets and other	(12)	—	27
Pension expense	42	—	8
Unrealized derivative (gain) loss	(369)	—	1,467
Bond sinking fund unrealized loss	153	—	210
Changes in operating assets and liabilities:
Trade accounts receivable	(22,495)	—	(10,638)
Insurance and other receivables	150	—	110
Refundable income taxes	8,431	—	—
Inventory	(6,382)	—	835
Prepaid expenses and other assets	187	—	(2,543)
Accounts payable, accrued liabilities and accrued employee compensation and benefits	(689)	11	(948)
Other current liabilities	2,275	—	(251)

Total cash provided by operating activities	16,542	—	17,124

Cash Flows from Investing Activities:
Proceeds from sale of assets	16	—	—
Proceeds from insurance reimbursements	(14)	—	6,998
Additions to property, plant, and equipment	(26,317)	—	(9,776)
Additions to mineral properties and development costs	(3,461)	—	(2)
Additions to bond sinking fund	—	—	(14)

Total cash used in investing activities	(29,776)	—	(2,794)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	7,509
Repayments on long-term debt	—	—	(7,003)
Payments of capital leases	—	—	(5)
Restricted stock used for employee tax withholding upon vesting	(868)	—	—
Members' capital distributions	—	—	(15,000)
Other	(12)	—	—

Total cash used in financing activities	(880)	—	(14,499)

Net Change in Cash and Cash Equivalents	(14,114)	—	(169)
Cash and Cash Equivalents, beginning of period	116,573	1	1,960

Cash and Cash Equivalents, end of period	$102,459	$1	$1,791

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$347	$—	$1,641

Income taxes	$35	$—	$—

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. ("Intrepid" or the "Company") and its subsidiaries produce muriate of potash (MOP, potassium chloride, or potash); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite results in sulfate of potash magnesia which we market for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment, as defined by Statement of Financial Accounting Standards ("SFAS") 131; the extraction and production of potash-related products, and its operations are conducted entirely in the continental United States.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC. (Continued)

        Mining was dissolved on April 25, 2008. On that date, Mining's estimated liabilities were provided for, and Mining's remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining's members.

Note 3—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. They do not include all information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows at March 31, 2009, and for all periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

        Mining is considered the predecessor entity to Intrepid. The results of operations for all periods prior to April 25, 2008, are reflected as the predecessor period for Mining. There were no material activities for Intrepid until April 25, 2008; therefore, discussions of related events before April 25, 2008, pertain to activities of the predecessor entity, Mining, unless otherwise specified.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        By-product credits—When by-product inventories are sold, the Company records these sales of by-products as a credit to cost of goods sold expense.

        Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks which are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits. The Company also periodically evaluates its production inventory to determine if the principles of SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, need to be applied for any production levels deemed to be abnormal within the scope of the statement. In the first quarter of 2009, the Company determined that approximately $1.2 million of production costs related to abnormally low production levels, and, as a result, these costs have been excluded from our inventory costs and expensed directly to cost of goods sold. The assessment of normal production levels is highly judgmental and is unique to each quarter. Intrepid evaluated historical ranges of production by operating plant in assessing what is deemed to be normal.

        Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost.

        Intrepid conducts detailed reviews related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivatives—Intrepid has a debt facility subject to variable interest rates, and Intrepid uses meaningful volumes of natural gas in its production operations which are purchased at variable rates. On occasion, Intrepid enters into financial derivative contracts to fix a portion of the interest and natural gas costs when such borrowings and transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values are included in the Consolidated Statement of Operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales. The Company has also entered into interest rate derivative instruments to swap a portion of floating rate debt to fixed rate. These items are not accounted for as hedge items; accordingly, the change in fair value from period to period associated with realized and unrealized gains or losses on interest-rate derivative contracts are shown within interest expense. On January 1, 2009, Intrepid adopted SFAS 161, Disclosures about Derivative and Hedging Activities ("SFAS 161"). This standard amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), to change the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows.

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The cost basis for construction in progress was increased for capitalized interest prior to the extinguishment of our debt. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs as incurred.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Annual Maintenance—Each operation typically shuts down periodically for maintenance. The costs of maintenance turnarounds are considered inventorial costs and are absorbed into the inventory costs in the period incurred.

        Leases—Upon entering into leases, Intrepid evaluates whether they are operating or capital leases. Operating lease expense is recognized as incurred. If lease payments change over the contractual term, or involve contingent amounts, the total estimated cost over the term is recognized on a straight-line basis.

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

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the Company's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The majority of this deferred tax asset is related to mineral properties, and the calculation of percentage depletion will reduce our taxable income relative to book income, resulting in the realization of this asset over time. Currently, we anticipate that for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash equivalents at March 31, 2009, were overnight investments held by US Bank National Association ("US Bank"). As of March 31, 2009, these investments consisted of U.S. treasuries with daily liquidity of approximately $86.3 million and overnight Eurodollar deposits with US Bank of $13.7 million. The overnight Eurodollar deposits invested with the bank are essentially deposit arrangements with US Bank and are subject to the credit of US Bank.

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

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of non-vested restricted share awards with service conditions and outstanding non-qualified stock option awards that are subject to a service condition. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method, as required by SFAS 128, Earnings per Share. Following the lapse of the vesting period of restricted stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

        Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment. This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards with service conditions and non-qualified stock option awards that are subject to a service period, using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods. There are no performance or market conditions associated with these awards.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of outstanding non-qualified stock options and non-vested restricted shares. For the quarter ended March 31, 2009, the outstanding non-qualified stock options and non-vested restricted stock were anti-dilutive and therefore were not included in the diluted weighted average share calculation. There were 174,229 unvested stock options and 312,922 non-vested restricted shares outstanding as of March 31, 2009, that have been excluded from this calculation. No earnings per share calculation exists for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Intrepid Potash, Inc.
	Three months ended
	March 31, 2009	March 31, 2008
Net income (loss)	$24,681	$(7)

Basic weighted-average common shares outstanding	74,976	1
Add: Dilutive effect of unvested restricted stock awards	7	—
Add: Dilutive effect of non-qualified stock options outstanding	—	—

Diluted weighted-average common shares outstanding	74,983	1

Earnings (loss) per share:
Basic	$0.33	$(6.56)

Diluted	$0.33	$(6.56)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of March 31, 2009, and December 31, 2008, respectively (in thousands):

	March 31, 2009	December 31, 2008
Product inventory	$39,495	$34,337
In-process mineral inventory	5,481	5,619
Current parts inventory	10,217	9,362

Total current inventory	55,193	49,318
Long-term parts inventory	4,480	3,973

Total inventory	$59,673	$53,291

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY (Continued)

        Parts inventories are shown net of stores inventory reserves of $514,000 and $526,000 as of March 31, 2009, and December 31, 2008, respectively. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

			Range of useful lives (years)
	March 31, 2009	December 31, 2008	Lower Limit	Upper Limit
Buildings and plant	$24,865	$21,357	4	25
Machinery and equipment	70,270	62,599	3	25
Vehicles	5,912	5,905	3	7
Office and other equipment	1,395	251	2	7
Computers	1,211	1,033	2	5
Software	2,379	2,379	3	3
Leasehold improvements	5,763	123	2	10
Ponds and land improvements	5,731	2,894	5	25
Construction in progress	69,217	68,739
Land	24	24
Accumulated depreciation	(29,564)	(26,514)

	$157,203	$138,790

Mineral properties and development costs	$35,862	$31,798	21	25
Construction in progress	3,076	4,813
Accumulated depletion	(6,558)	(6,367)

	$32,380	$30,244

Water rights in "Other Assets"	$2,670	$2,670	25	25
Accumulated depletion	(114)	(105)

	$2,556	$2,565

        "Mineral properties and development costs" include mineral properties associated with the presently idled HB mine, with accumulated costs to date of approximately $1.5 million as of March 31, 2009, and December 31, 2008. Therefore, no depletion is currently being recognized on this property, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three months ended
	March 31, 2009	March 31, 2008
Depreciation	$3,070	$2,124
Depletion	199	430
Amortization	55	80
Accretion	168	156

Total incurred	$3,492	$2,790

Note 8—DEBT

        The Company's senior credit facility, as amended, is a syndicated facility led by US Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of the Company. Obligations are cross-collateralized between all of the Company's legal entities, parent and subsidiaries.

        The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. The Company was in compliance with all covenants with respect to the senior credit facility on March 31, 2009.

        Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest	Weighted Average Interest Rate
	(In thousands)
For the three months ended March 31, 2009	$—	N/A
For the three months ended March 31, 2008	$41	6.3%

Note 9—ASSET RETIREMENT OBLIGATION

        The Company recognizes an estimated liability for future costs associated with the abandonment of its mining properties. A liability for the fair value of an asset retirement obligation and a

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

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

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008
Asset retirement obligation—beginning of period	$8,138	$7,779
Changes in estimated obligations	—	—
Accretion of discount	168	156

Total asset retirement obligation—end of period	$8,306	$7,935

        The undiscounted amount of asset retirement obligation is $30.9 million as of March 31, 2009, and there are no payments expected to take place in the next five succeeding years.

Note 10—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid and its predecessor have a cash bonus plan that allows participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plan are based on a variety of elements related to the Company's performance in certain production, operational, financial, and other areas. Intrepid accrues cash bonus expense related to the current year's performance. The Company has $1.2 million of expense accrued for the year-to-date period ended March 31, 2009.

        Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid adopted its long-term incentive compensation plan, the 2008 Equity Incentive Plan (the "2008 Plan"). The Company has issued restricted stock awards and non-qualified stock option awards under the 2008 Plan. As of March 31, 2009, there were a total of 313,272 shares of unvested restricted stock outstanding and 174,229 outstanding non-qualified stock options. As of March 31, 2009, there are approximately 4.4 million shares of common stock that remain available for issuance under the 2008 Plan.

  Restricted Stock

        Under the 2008 Plan, grants of restricted stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

employment or continued engagement with the Company at the time of vesting. There are no performance or market conditions associated with these awards. The terms of the restricted stock awards provide voting and dividend rights to the holders of unvested restricted stock. Through March 31, 2009, there have been multiple grants of restricted stock, beginning with grants made at the time of the IPO that were at the IPO price of $32.00 per share. Portions of these grants either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or vest on a graded schedule through February 2011, in the case of the grant made to one executive officer. These grants were designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO.

        Subsequent grants made in 2008 were priced at the closing stock price for Intrepid common stock on the date of grant and vest one-fourth on each of the first four anniversary dates of the grant. These grants were designed to retain and provide an incentive to those receiving the awards to continue to execute the Company's long-term business plan.

        In the first quarter of 2009, the Compensation Committee of the Board approved the award of restricted stock to the Company's executive management and other management-level employees under an annual award program. The measurement of fair value for these awards was determined using the closing stock price for Intrepid common stock on the grant date. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense from the grant of restricted stock, SFAS 123(R) requires companies to estimate the fair value of the award on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the restricted stock awards for the three-month period ended March 31, 2009, was $0.3 million; this amount was net of a forfeiture adjustment of $0.3 million. As of March 31, 2009, there was $7.5 million of total remaining unrecognized compensation expense related to non-vested restricted stock awards. The unrecognized compensation expense is being amortized through 2012.

        A summary of the status and activity of non-vested restricted stock for the period from December 31, 2008, to March 31, 2009, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, at beginning of period	475,733	$32.35
Granted	71,284	$20.66
Vested	(179,058)	$32.46
Forfeited	(54,687)	$32.00

Non-vested restricted stock, at end of period	313,272	$29.68

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of the Board approved the award of non-qualified stock options in the first quarter of 2009 to the Company's executive management and other management-level employees under an annual award program. These stock options vest

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

one-third on each of the three anniversary dates of the grant. Each option has an exercise price of $20.80 per share for the Company's common stock and a ten year option life. In measuring compensation expense for this grant of options, the Company estimates the fair value of the award on the grant date using Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The following assumptions were used to compute the weighted-average fair market value of options granted during the period presented.

Three months ended March 31, 2009
Risk free interest rates	1.8%-2.0%
Dividend yield	—
Estimated volatility	44%
Expected option life	5 years

        The Company's computation of the estimated volatility is based on the historic volatility of a peer company's common stock over the expected option life. The peer company selected had volatility that was highly correlated to our common stock from the date of the IPO to the dates of grant. This proxy was utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of life, giving consideration to the overall vesting period and contractual terms of the awards. The risk free interest rates for periods that matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

        For the three months ended March 31, 2009, the Company recognized stock-based compensation related to stock options of approximately $36,000. As of March 31, 2009, there was $1.4 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options. The unrecognized compensation expense is being amortized through 2012. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options. None of the options have been exercised to date; therefore, no tax benefits have been recorded as of March 31, 2009, attributable to exercised options. A deferred tax adjustment, however, has been recorded related to the difference in timing of expense for financial reporting and income tax purposes.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

        A summary of the Company's stock option activity for the three months ended March 31, 2009, is as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	—	$—			$—
Granted	174,229	$20.80			$8.39
Exercised	—	$—			$—
Forfeited	—	$—			$—

Outstanding non-qualified stock options, at end of period	174,229	$20.80	$—	9.9 years	$8.39

Vested or expected to vest, end of period	174,229	$20.80	$—	9.9 years	$8.39

Exercisable non-qualified stock options, at end of period	—	N/A	$—	N/A	N/A

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price.

Note 11—INCOME TAXES

        The income tax provision for Intrepid and its predecessor is comprised of the following elements. The amounts related to Mining include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.
			Intrepid Mining LLC (Predecessor)
	Three months ended
	March 31, 2009	March 31, 2008	Three months ended March 31, 2008
Current portion of income tax expense:
Federal	$6,922	$—	$—
State	1,544	—	—
Deferred portion of income tax expense (benefit)	6,730	(4)	(4)

Total income tax expense (benefit)	$15,196	$(4)	$(4)

        In the first quarter of 2009, the Company finalized its allocation of the step-up in tax basis that resulted from the transactions at the time of the IPO. No adjustments were made from the allocation

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

presented at December 31, 2008. A summary of the components of the net deferred tax assets as of March 31, 2009, and December 31, 2008, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Current deferred tax assets (liabilities):
Prepaid expenses	$(1,254)	$(2,025)
Unrealized loss	1,154	—
Other	548	3,247

Total current deferred tax assets	448	1,222

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	311,617	317,413
Asset retirement obligation	3,276	3,311
Other	7,031	6,917

Total non-current deferred tax assets	321,924	327,641

Total deferred tax asset	$322,372	$328,863

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

	Intrepid Potash, Inc.
			Intrepid Mining LLC (Predecessor)
	Three months ended
	March 31, 2009	March 31, 2008	Three months ended March 31, 2008
Federal taxes at statutory rate	$13,957	$(4)	$(4)
Add:
State taxes, net of federal benefit	1,783	—	—
State tax rate change due to change in apportionment factor	(1,561)	—	—
Other	1,017	—	—

Net expense (benefit) as calculated	$15,196	$(4)	$(4)

Effective tax rate	38.1%	39.3%	— %*

*
The income tax benefit presented in the period ending March 31, 2008, relates to the taxable activity of Intrepid only, as Mining was a limited liability company and the tax attributes of Mining flowed through to its members. Through April 24, 2008, Intrepid was a wholly-owned subsidiary of Mining, and there were no material activities for Intrepid for the period from its inception to the date of the IPO.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

        Reclamation Deposits, Surety Bonds, and Sinking Fund—Surety bonds were provided to the State of Utah and the Bureau of Land Management ("BLM") for Moab reclamation through an agreement between Intrepid and an insurance company ("Insurer"). The terms of the surety agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab's expected reclamation liability, is included within other long-term assets and had a balance of approximately $1.6 million and $1.8 million as of March 31, 2009, and December 31, 2008, respectively. Intrepid has engaged a third-party to manage the sinking fund investments. Unrealized gains and losses recognized in the statements of income on the marketable securities held for trade by the sinking fund were as follows for the periods presented (in thousands):

Unrealized Gain/(Loss)
For the three months ended March 31, 2009	$(153)
For the three months ended March 31, 2008	$(210)

        Intrepid and Mining had reclamation security deposits outstanding for the NM and HB facilities of $0.7 million at both March 31, 2009, and December 31, 2008. Security deposits related to the Wendover facility of $0.3 million were outstanding at both March 31, 2009, and December 31, 2008. These restricted deposits were included within "Other" long term assets. The Company has included its estimate for Wendover's reclamation costs in its calculation of the asset retirement obligation; however, the bonding requirement has not yet been increased from the $0.3 million, as regulatory approval of the reclamation plan has not been received. We are in the process of replacing security instruments held by federal and state governments as bonds against our reclamation liabilities.

        As of March 31, 2009, and December 31, 2008, letters of credit in the amount of $0.1 million issued through US Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations. Letters of credit reduce the amount available to borrow under our line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability, included in accrued liabilities, was approximately $0.6 million as of March 31, 2009, and $0.5 million as of December 31, 2008.

        Legal—The Company is periodically subject to litigation. The Company has determined that there are no material claims outstanding as of March 31, 2009, and has provided for any estimated amounts outstanding.

        Future Operating Lease Commitments—Intrepid and Mining have certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2009	$1,514
For the three months ended March 31, 2008	$1,356

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS

        The Company is exposed to global market risks, including the effect of changes in interest rates, commodity prices and foreign currency exchange rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes, and were originally entered into as economic hedges, they have not been designated as hedging instruments under SFAS 133.

  Interest Rates

        Intrepid and Mining historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Intrepid's forward LIBOR-based contracts reduced Intrepid's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in Intrepid's variable-rate debt. Although the Company repaid its debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions with the derivative financial instruments.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        A tabular presentation of the outstanding interest rate derivatives as of March 31, 2009, follows:

Termination Date	Notional Amount	Weighted-Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward Permian-basis contracts reduce Intrepid's risk from movements in the cost of gas consumed as gains and losses on such financial contracts offset losses and gains on its variable-cost supply contracts. As of March 31, 2009, Intrepid has derivative contracts to purchase a notional 30,000 MMBtu of natural gas in April 2009. There are no natural gas derivative contracts beyond April 2009.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	March 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,546	Other current liabilities	$1,439
Interest rate contracts	Other non-current liabilities	2,355	Other non-current liabilities	2,673
Natural gas contracts	Other current liabilities	130	Other current liabilities	287

Total derivatives not designated as hedging instruments under SFAS 133		$4,031		$4,399

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
		Three months ended March 31, 2009			Three months ended March 31, 2008
Derivatives not designated as hedging instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Interest rate contracts	Interest expense	$(268)	$212	$(56)	$76	$(1,467)	$(1,391)
Natural gas contracts	Cost of goods sold	$(318)	$157	$(161)	$—	$—	$—

        Refer to Note 14—Fair Value Measurements for a description of how the above financial instruments are valued in accordance with SFAS 157, Fair Value Measurements ("SFAS 157").

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

  Credit Risk

        The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The Company believes the counterparties to the contracts to be credit worthy trading houses, and therefore credit risk of counterparty non-performance is unlikely. US Bank is the counterparty to the interest rate contracts and J. Aron, as guaranteed by Goldman Sachs Group, is the counterparty to the natural gas contracts. There were no derivative instruments with credit-risk-related contingent features at March 31, 2009.

Note 14—FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, Intrepid adopted SFAS 157 for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  •
  Level 3—Significant inputs to the valuation model are unobservable.

        The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Bond sinking fund investments	$1,585	$58	$—
Net accrued derivative liability	—	(4,031)	—

Total	$1,585	$(3,973)	$—

        A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for derivative financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

        The Company's bond sinking fund investments include marketable securities held for trade, all of which are valued using Level 1 inputs (quoted prices on nationally recognized securities exchanges), with the exception of government agency securities that are valued using Level 2 inputs. The third-party that Intrepid has engaged to manage the bond sinking fund investments uses Interactive Data Corporation ("IDC") as a pricing source for the government agency securities. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

information. Generally, methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

        Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps and natural gas swaps. This valuation is performed using a pricing model that calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to Level 2 of the SFAS 157 fair value hierarchy because the critical inputs to this model, including the relevant market values, yields, forward prices, and the known contractual terms of the instrument, are readily observable. The considered factors result in an estimated exit price for each asset or liability under a marketplace participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

        Counterparty credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2009, we have assessed the significance of the impact of a credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

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

Note 15—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement with Potash Corp. of Saskatchewan, Inc. ("PCS") in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS's pension to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid "froze" the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

February 22, 2002, in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.

        The components of the net periodic pension expense are set forth below (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	50	48
Expected return on assets	(35)	(48)
Amortization of transition obligation/(asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial loss	27	8

Net periodic benefit cost	$42	$8

        Contributions:    Intrepid expects to contribute $168,000 to the Pension Plan in 2009, $34,000 of which has been paid through March 31, 2009.

Note 16—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through March 31, 2009, the Company has received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this was received in March 2009 and has been reported as a liability at March 31, 2009, pending the insurer's final agreement to the related claims. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior, upon final settlement with the insurer. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as claims are accepted and settled by the insurer.

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES

        The members of Mining were Intrepid Production Corp. ("IPC"), whose sole shareholder is Robert P. Jornayvaz III ("Mr. Jornayvaz"), Harvey Operating and Production Company ("HOPCO"), whose sole shareholder is Hugh E. Harvey, Jr. ("Mr. Harvey"), and Potash Acquisition, LLC ("PAL"), controlled by Platte River Ventures Investors I, LLC. These members maintained a controlling interest in Intrepid subsequent to the IPO. As of March 31, 2009, and December 31, 2008, there were no related party accounts receivable balances.

        Airplane Use Policy.    Under Intrepid's aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed personal use of Intrepid's plane. Any personal use of aircraft

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

may be taxable to the executive officer as a "fringe benefit" under Internal Revenue Service ("IRS") regulations. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). Personal use of the airplane was calculated based on occupied seat miles, rather than flight miles, based on IRS regulations. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use was multiplied by the flight segment miles to calculate the percentage of flight time reported as personal use pursuant to IRS regulations.

        An entity formed in May 2008 known as BH Holdings LLC ("BH"), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with the Company to allow the Company use of an aircraft owned by BH for Intrepid business purposes. Additionally, on January 9, 2009, a dry-lease arrangement by and between the Company and Intrepid Production Holdings LLC ("IPH"), which is indirectly owned by Mr. Jornayvaz, became effective to allow the Company use of an aircraft owned by IPH for Intrepid business purposes. Both dry-lease rates and dry-lease arrangements were approved by the Company's Audit Committee.

        In the three months ended March 31, 2009, Intrepid incurred dry-lease charges of $63,000 and $187,000 for BH and IPH, respectively. As of March 31, 2009, and December 31, 2008, accounts payable balances due to BH were $11,000 and $26,000, respectively. Accounts payable balance due to IPH as of March 31, 2009, was $17,000.

        In 2008, Pat Avery, Intrepid's former President and Chief Operating Officer, and Pat Quinn, Mining's former Interim Chief Financial Officer, were allowed to use Intrepid's plane for personal purposes, such use being determined based on occupied seat miles at the federal income tax standard rate.

        Personal use of Intrepid's plane treated as compensation was as follows (in thousands):

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008
Personal use of the plane by Mr. Jornayvaz and Mr. Harvey	$1	$27
Plane expense in excess of federal rates*	10	104
Personal use of the plane by Mr. Avery and Mr. Quinn	—	6

Total incurred	$11	$137

*
In accordance with federal income tax method, allocation is only available on a year-to-date basis.

        Sublease of Office Space from Intrepid.    Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of our new headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz and his wife are trustees. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases this office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

paid directly for the buildout of their respective subleased space. The subleases begin on February 1, 2009, and end on April 30, 2019, for total lease terms of one hundred twenty-three (123) months.

        The annual minimum lease payments to be made by IPC to the Company for the next five years and thereafter are presented below (in thousands):

2009	$44
2010	69
2011	71
2012	73
2013	75
Years 2014 - 2019	443

Years 2009 - 2019	$775

        The annual minimum lease payments to be made by the LARRK Foundation to the Company for the next five years and thereafter are presented below (in thousands):

2009	$6
2010	10
2011	10
2012	9
2013	10
Years 2014 - 2019	59

Years 2009 - 2019	$104

        Transition Services Agreement.    On April 25, 2008, the Company, Intrepid Oil & Gas, LLC ("IOG") and Intrepid Potash—Moab, LLC executed a Transition Services Agreement. Pursuant to the Transition Services Agreement, IOG may require specified employees of the Company or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of accounting, geology, land title and engineering services in connection with IOG's oil and gas venture. These services are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days. IOG billings by Intrepid were as follows (in thousands):

For the three months ended March 31, 2009	$—
For the three months ended March 31, 2008	$10

        Relationship with Quinn & Associates, P.C.    Mr. Quinn, who served as Mining's former Interim Chief Financial Officer until March 24, 2008, is an independent contractor and performs services for us through the accounting firm of Quinn & Associates, P.C. ("Q&A"), of which he is the primary owner. Services related to contract accounting and consulting services. Q&A has not provided any attest services to Intrepid, its subsidiaries or any predecessor entity at any time. Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is not considered a related party to Intrepid. For the three months ended March 31, 2008, Q&A billings to Mining were $0.2 million.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 1A.    UNAUDITED PRO FORMA FINANCIAL INFORMATION

        You should read this unaudited pro forma consolidated financial information together with the other information contained in this document, as well as information contained in our Form 10-K filed on March 6, 2009, for the year ended December 31, 2008, and with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this document.

        The following unaudited pro forma consolidated statements of operations for the three months ended March 31, 2008, present the consolidated results of operations of Intrepid assuming the Formation Transactions (including the IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid's operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company which are estimated to be between $2 and $3 million per year, not including the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

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

        The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the periods presented. The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the initial public offering and the formation transitions including the Exchange Agreement had occurred on January 1, 2008, for the 2008 period. In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid's results of operations for these periods. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2008

(In thousands, except share and per share amounts)

	Intrepid Mining LLC (Predecessor) Three months ended March 31, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Three months ended March 31, 2008
Sales	$84,401	$—		$84,401
Less:
Freight costs	10,172	—		10,172
Warehousing and handling costs	1,800	—		1,800
Cost of goods sold	38,461	426	(1)	38,887

Gross Margin	33,968	(426)		33,542
Selling and administrative	4,542	2,340	(1)	6,882
Accretion of asset retirement obligation	156	—		156
Other	14	—		14

Operating Income	29,256	(2,766)		26,490
Other Income (Expense)
Interest expense, including derivatives	(3,085)	1,652	(2)	(1,433)
Interest income	23	—		23
Insurance settlements in excess of
property losses	6,998	—		6,998
Other expense	(137)	—		(137)

Income Before Income Taxes	33,055	(1,114)		31,941
Income Tax Benefit (Expense)	4	(12,661	)(3)	(12,657)

Net Income	$33,059	$(13,775)		$19,284

Weighted Average Shares Outstanding:
Basic		74,843,124	(4)	74,843,124

Diluted		74,886,308	(4)	74,886,308

Earnings Per Share:
Basic				$0.26

Diluted				$0.26

Unaudited Pro Forma Consolidated Statements of Operations (Unaudited) (Continued)

Three Months Ended March 31, 2008

(In thousands, except share and per share amounts)

Notes to the Pro Forma Consolidated Statements of Operations:

(1)
In conjunction with the closing of the initial public offering, Intrepid issued restricted stock awards of 472,018 shares of restricted stock. The restricted stock awards vest over variable periods. The following adjustments reflect the incremental stock compensation expense that would have been recorded to cost of sales and selling and administrative expense for the period presented assuming the transaction closed as of January 1, 2008 (in thousands):

	Cost of goods sold	Selling and administrative
Three months ended March 31, 2008	$426	$2,340
(2)
Upon closing of the initial public offering, all of the balances outstanding under the Company's credit agreement were repaid. The amounts repaid were comprised of $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement; and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result, $1.7 million was the adjustment related to the elimination of interest expense associated with any outstanding balances for the period presented assuming the transaction closed as of January 1, 2008.

(3)
Represents the adjustment necessary for the respective periods to record estimated federal and state income taxes on the income of the predecessor entity had Mining been a taxable entity during the period. The assumed tax rate is the statutory tax rate of 39.6 percent, not adjusted for any permanent differences.

(4)
The weighted average share count adjustment was based on evaluation of the pro forma basic and diluted share amounts assuming the shares issued at the IPO and the restricted stock awards were issued on January 1, 2008. The treasury stock method was applied to the diluted weighted share calculation for the period.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" described in our Form 10-K filed on March 6, 2009, for the year ended December 31, 2008. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

        Our historical financial data discussed below prior to the completion of Intrepid Potash, Inc.'s IPO reflects the historical results of operations and financial position of Intrepid Mining LLC as a predecessor entity. Accordingly, historical financial data does not, unless otherwise noted, give effect to the completion of the initial public offering of Intrepid or the exchange transaction between Intrepid Potash, Inc. and Intrepid Mining LLC.

Overview

Our Company

        Intrepid Potash, Inc. ("Intrepid," the "Company," "us," "we," "our") is the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and is dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite. We market our langbeinite under the registered name of Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of world potash consumption and 9.2 percent of U.S. consumption annually, and we have supplied a considerably higher proportion of the potash consumed in the southwestern and western United States. We are one of two producers of langbeinite, a low-chloride fertilizer that is well suited for chloride-sensitive agricultural products. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

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

        The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a continuing controlling interest in Intrepid, in connection with the IPO.

Presentation of Information

        The results of operations data for the three months ended March 31, 2009 (the successor period), and the balance sheet data as of March 31, 2009, presented herein, were derived from the unaudited consolidated financial results of Intrepid. Balance sheet data as of December 31, 2008, was derived from the audited consolidated financial statements. The results of operations data for the three months ended March 31, 2008 (the predecessor period), presented herein, were derived from the historical financial statements of Mining, the predecessor entity of Intrepid. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of the Company's future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented.

        Pro forma consolidated results of operations data are presented and discussed within this management discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non-comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Exchange Act. The pro forma adjustments relate only to additional expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the period related to Mining since it was an LLC plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after the IPO and since there was no material activity in Intrepid from its formation in November 2007 to the IPO closing date on April 25, 2008, there are no adjustments necessary to the production or sales results of the period related to Mining in order to create a comparative quarterly presentation for 2009 and 2008. Because of this, discussion of quarterly comparative operating statistics is unaffected, and the actual historical results of the successor and predecessor periods are presented.

Our Products and Markets

        As mentioned previously, our two primary products are potash, and sulfate of potash magnesia or langbeinite, which is marketed as Trio® and may be referred to as such throughout this document. The majority of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales and gross margins from potash were approximately as follows for the indicated periods. The correlation between the net sales and gross margin contribution from potash has remained fairly steady.

	Net Sales	Gross Margin Contribution from Potash Sales
For the three months ended March 31, 2009	85%	88%
For the three months ended March 31, 2008	85%	94%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas drilling, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas exploration areas in the Rocky Mountains and the Permian Basin. We do, however, have domestic sales that go into the southeastern United States and into other eastern markets. The potash production business has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. Demand for granular potash declined in the fall of 2008 due primarily to falling prices for agricultural commodities and variability of input costs for the farm producer as well as uncertainty resulting from the current U.S. and global financial market conditions. In response to the volatility in commodity prices, we believe many farmers have deferred their fertilizer purchases primarily to have greater certainty regarding input costs before committing to purchase their fertilizer for the 2009 season.

        This downturn has however affected our sales volumes. Similar to the fourth quarter 2008, our first quarter 2009 sales of potash and Trio® were less than half of historical quarterly sales volumes. We have also experienced a decline in demand for our standard potash as falling oil and gas prices have resulted in the curtailment of some drilling programs and the rise of potash prices has resulted in some drillers experimenting with alternatives to standard potash or attempting to forego the use of potash in the drilling and fracturing of their wells. We expect that agricultural demand for fertilizers in the long-term will track population growth, meat consumption, and biofuel programs, but demand may contract meaningfully during the current period of economic uncertainty. Our long-term view is based on data generated by the U.S. Geological Survey showing that over the past twenty-five years the domestic apparent consumption for potash has averaged 10 million short tons with annual volatility of less than 10 percent, through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors. This demand has been in a variety of economic, commodity and productive environments. While it appears that the 2009 demand in the United States may be below the 10 million short ton average, we believe the longer-term trends are well supported as the replacement of potassium in the soils is essential to the agricultural producer.

        Industrial demand for our standard product will likely correlate with oil and gas pricing and drilling activity in the long-term, which may not recover meaningfully in 2009. In the event the demand for our standard product does not recover with industrial demand, we have the ability to convert potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial product into granular form.

        The feed component of our markets has increased on a relative basis, as we generally have not seen a downturn in that market. The percentages of our potash sales volumes for our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the three months ended March 31, 2009	61%	22%	17%
For the three months ended March 31, 2008	63%	29%	8%

        We are one of only two companies in the world that have economic reserves of langbeinite and produce sulfate of potash magnesia (Trio®), the other being The Mosaic Company. We began producing and marketing Trio® in late 2005 and are working to expand our production of this product to meet increasing demand. Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® throughout the world through an exclusive marketing agreement with PCS Sales for sales outside North America. Sales of Trio® on an international basis tend to be larger bulk shipments; therefore, we see some variability in our sales volumes from period-to-period. The export business for Trio® has continued to see strong interest due to concentrated efforts to market the product into new geographic locations. The percentages of our Trio® sales volumes shipped to destinations in the U.S. and exported were as follows for the indicated periods:

	U.S.A.	Export
Trio® only
For the three months ended March 31, 2009	60%	40%
For the three months ended March 31, 2008	36%	64%

Global Factors Affecting our Results

  Fertilizer Demand

        Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. As incomes have grown, diets have become more diverse, nutritious and protein-rich, primarily through increased meat consumption. Producing meat from livestock and poultry requires large amounts of grain for feed. Fertilizer demand is also affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. We believe the fundamentals that drive fertilizer demand will continue on a long-term basis. However, we note that the U.S. and world economic crisis has led to volatility in agricultural commodity prices, which may have an impact on the decisions farmers make related to their fertilization program. As noted previously, we are seeing sales levels well below those of a year ago, although at prices more than two times that of the first quarter 2008. Also, the wholesale prices of nitrogen and phosphate fertilizers, the two other primary crop nutrients, have declined due primarily to a reduction in the cost of natural gas feed-stocks required to produce these products and supply dynamics in these industries. Fertilizer buyers have noted the difference in pricing for potassium fertilizers relative to the other fertilizers and have been deferring purchases in the belief that prices might be reduced. The combination of economic volatility and buyer hesitation has resulted in reduced demand for potash. This has resulted in, and may continue to result in, production levels of our products exceeding sales levels and the building of inventory in our warehouses until agricultural commodity prices stabilize and growers start buying potash in volumes needed to maintain yields. We believe that we can continue to carry a higher level of inventory for a sustained amount of time given the overall capital structure of the Company in that we have cash and cash equivalents of $102.5 million as of March 31, 2009, no debt outstanding, and $125 million of available capacity under our credit facility.

  Potash Supply

        Economically recoverable potash deposits are relatively rare and are well established. Virtually all potash is extracted from approximately twenty commercial deposits located in twelve countries. According to Fertecon Limited, a fertilizer industry consultant, and actual data published by potash mining companies, for all of 2008, six countries (Canada, Russia, Belarus, Germany, Israel and China) accounted for approximately 87 percent of the world's aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. As reported publicly, many of the larger potash producers have curtailed production in 2009 in an effort to more closely match global demand. Much of the demand for potash from these producers comes from Brazil, India and China. Currently, the Chinese and Indian governments have not come to terms with the supplier organizations, resulting in more uncertainty in the world market for potash. When supply contracts are renewed with the larger consuming countries, it is expected that the Canadian, Russian, Belarusian, and German producing mines will commence producing at more normal levels. While we believe that long-term potash demand will require the addition of new potash capacity, we are currently in a period when available supply exceeds demand as evidenced by an increase in North American potash inventory that is being driven by the current environment of financial and agricultural commodity uncertainty.

  Energy Demand and Cost

        Energy prices and consumption affect the potash industry in several ways. Energy policies in the United States have supported the development of biofuels, which currently rely upon agricultural products as feed stocks. As demand and prices for these feed stocks increase (or decrease), the use of fertilizer becomes more (or less) economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, which often consumes potash as a drilling fluid additive as a means to reduce the risk of swelling clays in the formation. We believe that the positive benefit of potassium chloride in drilling and "frac" fluids has been well established by the oil and gas industry. However, the number of rigs drilling for oil and gas in the western United States has declined significantly from its peak resulting in a contraction in demand for drilling fluids.

        Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of processing potash. The average cost per MMBTU of natural gas for the three months ended March 31, 2009, was lower than the average rate for the three months ended March 31, 2008, contributing to a decrease in energy costs. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash sales by $2 to $3 per short ton, in part dependent on our volume of production.

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

        Prior to the fourth quarter of 2008, the price of potash was a principal factor affecting our net sales. More recently, the larger variable has been the volumes of our sales. The volumes of product we sell are determined by demand for our products and by our production capabilities. We have been actively managing our production levels in response to market demand with a view toward managing inventory levels in the near term and ensuring that our balance sheet remains quite strong. Our profitability is directly linked to the sales price of our product and, to a lesser extent, to the variable cost elements associated with the price of natural gas and other commodities used in the production of potash. The sales price of potash is influenced by agricultural demand and the prices of agricultural commodities. A decrease in agricultural demand has resulted in reduced agricultural potash sales. The decline in natural gas and oil prices has caused a reduction in drilling activity in the latter half of 2008 and into 2009, which has in turn led to a decline in sales of our industrial-grade potash.

        Our selling prices and product mix are determined by a combination of global and regional supply and demand factors. The domestic price of potash is impacted by international price movements and to a large extent by Canadian and Russian producers that have a dominant share of the world market and that export to the U.S. market. We consider international prices in the determination of our selling price, and we have benefited from the weakening dollar in prior periods. Since October 2008, the U.S. dollar has strengthened relative to the Canadian dollar. The potential impact is that Canadian suppliers may adjust their sales price in U.S. dollars downward and still retain their local currency equivalent sales price, potentially putting downward pressure on the net realized prices we can obtain for our products.

        Domestic potash pricing is influenced by the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations; and any of these factors could have a positive or negative impact on the price of potash. Average net prices realized in the last five quarters are shown below. The net sales prices reflect gross sales revenue less freight on a per ton basis. The decrease in the price from the fourth quarter of 2008 to the first quarter of 2009 has been driven by an overall decrease in producer sales prices in the market in 2009. The decrease has been driven by the lower sales volumes in the market and the fact that there is still product in distributors' warehouses that needs to be sold. We have selectively participated in the sales markets and in some cases have rejected sales at levels we do not believe are appropriate. Our belief is that the inventory in the dealer inventories needs to clear the distribution system in order for more market-based sales from the producer to occur. There is no assurance that current price levels will be maintained.

Average net sales price for the three months ended:	Potash	Trio®
	(Per short ton)
March 31, 2008	$295	$123
June 30, 2008	$425	$188
September 30, 2008	$623	$283
December 31, 2008	$762	$323
March 31, 2009	$727	$330

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. Much of our production cost is fixed, and therefore our costs of sales per ton are largely going to move inversely with the number of tons we produce. There is an element of our cost structure associated with labor and consumable operating supplies and chemicals that is variable, yet this makes up approximately 20 percent of our cost base. Production costs per ton are also impacted when our production levels change such as for annual maintenance turnarounds, for mine development, or for voluntary shut downs to manage inventory levels. Our cash costs per ton in the first three months of 2009 increased to $266 per ton from $136 per ton in the first three months of 2008. The first quarter cash cost per ton of $266 is comparable to the $267 per ton from the fourth quarter of 2008. Because our costs are first absorbed into inventory, the higher relative cost inventory will take some time to turn over and, until we resume more normalized production levels and sell through our current inventory, we will likely be at this higher per ton cash cost. The increased costs and lower production are largely associated with voluntary shutdowns in the first quarter of 2009 to manage inventory levels and also associated with annual maintenance turnarounds at our New Mexico facilities in the fourth quarter of 2008 the costs of which were carried in inventory into the first quarter of 2009. So long as economic uncertainty continues to depress demand, we expect to operate at reduced production levels to manage inventory, and we expect our cost per ton to continue to be adversely affected. In quantitative terms, the potash costs per short ton increased 106 percent in the first three months of 2009 relative to the pro forma results of the first three months of 2008 due to cost increases representing 26 percent of the increase and a decline in the production levels leading to 80 percent of the increase.

        The Company also periodically evaluates its production inventory to determine if the principles of SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, need to be applied for any production levels deemed to be abnormal within the scope of the statement. In the first quarter of 2009, the Company determined that approximately $1.2 million of production costs related to abnormally low production levels, and, as a result, these costs have been excluded from our inventory costs and expensed directly to cost of goods sold. The assessment of normal production levels is highly judgmental and is unique to each quarter. Intrepid evaluated historical ranges of production by operating plant in assessing what is deemed to be normal.

        Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. The costs of our labor and maintenance materials have increased with inflation in the mining sector. In absolute dollars, we did expend more in the first quarter this year than the first quarter last year, although a portion of it was absorbed into inventory as described previously. The cost increases resulted primarily from increases in our labor force, increases in maintenance costs, and increases in property tax and insurance expenses, partially offset by decreased natural gas costs. By-product credits have a small impact as well on our cost of sales. Our potash production creates by-products, which are salt, magnesium chloride and metal recovery salts. Sales of these by-products are recorded as a by-product credit that reduces the cost of goods sold.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold from the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the three months ended March 31, 2009, and 2008, our royalty rate was 3.7 percent and 3.6 percent, respectively. We expect that future average rates will be relatively consistent with these average historical rates.

        Prior to 2008, we predominantly used operating leases to finance some of our mining equipment. Operating lease payments are accounted for as a cost of goods sold. We do not plan to use operating leases as frequently in the future. As a result, operating lease payments related to production assets will likely decrease over time as the leases expire or as we make decisions to buy-out the leases. While we will analyze the economics of the specific transactions when relevant, in general, we intend to purchase mining equipment in the future, which would result in higher depreciation expense that would largely offset lower lease costs in our cost of goods sold.

  Selling and Administrative Expenses

        Our selling and administrative expenses consist primarily of personnel and related benefits costs; legal, accounting and other professional fees; Company airplane costs; selling and public relations expenses; and costs related to our information and technology systems. Because our facilities are difficult to reach by commercial aviation, we operate a Company airplane to enhance our ability to manage our facilities.

        As a result of going public, we have experienced an increase in selling and administrative expenses to include the expense associated with additional legal and corporate governance expenses, additional accounting and finance staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage, all of which relate to operating as a public company. While comparable to the same period a year ago, our selling and administrative costs in the first quarter of 2009 was $6.8 million compared to the $8.1 million in the fourth quarter of 2008. The sequential decrease is primarily a result of decreased stock compensation expense for awards that vested in January 2009. We did issue stock-based compensation in the first quarter of 2009 that will be accounted for prospectively which will increase selling and administrative expense somewhat, but not to the same levels as in the fourth quarter of 2008.

  Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income, whereas, its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. For the three months ended March 31, 2009, the Company's effective tax rate was 38.1 percent.

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, the Company's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital.

        The majority of this deferred tax asset has been assigned to mineral properties, and the calculation of percentage depletion will reduce our taxable income, relative to book income, resulting in the realization of this asset over time. Currently, we anticipate that, for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year, and, consequently, we do not expect tax basis allocated to our mineral properties to result in any increase in our federal cost recovery deductions.

        For the three months ended March 31, 2009, our total tax expense was $15.2 million. This expense was comprised of $8.5 million of current income tax expense and $6.7 million of deferred income tax expense. Our current tax expense is less than our total tax expense in large part because the Company has tax basis associated with property, plant, and equipment, and mineral properties and development costs in excess of book basis. The effect is that the taxable income for the Company is reduced by, among other items, the tax depreciation and percentage depletion adjustments associated with these assets, as well as the deduction for domestic production activities. At March 31, 2009, we have a net deferred tax asset of $322.4 million. The majority of this deferred tax asset is due to the Company's tax basis exceeding its book basis for property, plant, and equipment, and mineral properties and development costs. We have evaluated our deferred tax assets to determine the need for a valuation allowance and have concluded that no valuation allowance is necessary. We base our conclusion about the valuation allowance on the expectation of future taxable income that should allow us to realize these deferred tax assets by taking deductions in the calculation of taxable income in future periods for depreciation and depletion expense.

Operating Highlights

Three Months Ended March 31, 2009, and 2008

        Income before taxes for the three months ended March 31, 2009, and 2008 was $39.9 million and $33.1 million, respectively. The increase followed principally from increased prices for potash and Trio® and was largely offset by lower sales volumes of each product. We sold 99,000 and 38,000 short tons of potash and Trio® in the three months ended March 31, 2009, as compared to 213,000 and 93,000 short tons in the same period of 2008. The decrease in sales volumes has resulted from slower sales of potash as growers defer potash applications in reaction to general economic conditions, potash prices and declines in agricultural commodity prices relative to the peaks reached in 2008. Also, industrial-grade potash sales have slowed as the drilling rig count has declined in response to lower natural gas and oil prices. The Trio® sales decrease was driven largely by the timing of export shipments. These shipments are much larger bulk sales, and the timing of these sales can lead to large variances in sales tonnage from quarter to quarter.

        Our production volume of potash in the first quarter of 2009 was 137,000 short tons, or 87,000 short tons less than in the first quarter of 2008. Our production was primarily lower due to actions we took to slow production in order to more closely align our supply with market demand.

        Our net sales price of potash was $727 per short ton ($802 per metric tonne) in the three months ended March 31, 2009, as compared to $295 per short ton in 2008 for the first quarter. The increase in pricing was achieved as a result of tight supply and demand conditions and strong agricultural prices through the first three quarters of 2008. Given the significant changes in market demand, prices have declined from $762 per short ton in the fourth quarter of 2008. That being said, long-term trends in population growth and tight global food supplies have not changed materially as a result of the financial crisis, so there is a continuing need for a robust potash supply. Our gross margin as a percentage of net sales was 56 percent for the three months ended March 31, 2009, as compared to 46 percent in the first quarter of 2008. The increase in gross margin has been as a direct result of commodity pricing, mitigated by increasing costs of sales. The significant increases in cost of goods sold are primarily due to increases in maintenance costs in the fourth quarter of 2008 carried forward in inventory sold in the first quarter of 2009 and from decreased by-product credits, increases in our labor force, increases in maintenance costs, and increases in property tax and insurance expenses, partially offset by decreased natural gas costs.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per ton of potash would have been higher in the first quarter of 2008 by approximately $2 per ton.

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008	Change Between Periods
Production volume (in thousands of short tons):
Potash	137	224	(87)

Langbeinite	42	56	(14)

Sales volume (in thousands of short tons):
Potash	99	213	(114)

Trio®	38	93	(55)

Gross sales (in thousands)
U.S.	$81,752	$72,279	$9,473
International	7,149	12,122	(4,973)

Total	88,901	84,401	4,500
Freight costs (in thousands)
U.S.	3,985	6,043	(2,058)
International	722	4,129	(3,407)

Total	4,707	10,172	(5,465)
Net sales (in thousands)
U.S.	77,767	66,236	11,531
International	6,427	7,993	(1,566)

Total	$84,194	$74,229	$9,965

Potash statistics (per short ton):
Net sales price	$727	$295	$432
Cost of goods sold (exclusive of items shown separately below)	266	136	130
Depreciation, depletion and amortization	18	8	10
Royalties	25	10	15
By-product credit	(16)	(14)	(2)

Total potash cost of goods sold	$293	$140	$153

Warehousing and handling costs	11	6	5

Average potash gross margin	$423	$149	$274

Trio® statistics (per short ton):
Net sales price	$330	$123	$207
Cost of goods sold (exclusive of items shown separately below)	143	77	66
Depreciation, depletion and amortization	15	11	4
Royalties	17	6	11

Total Trio® cost of goods sold	$175	$94	$81

Warehousing and handling costs	11	6	5

Average Trio® gross margin	$144	$23	$121

        We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Notable elements from this presentation are the net sales prices during the comparative periods as well as the increasing cost of goods sold on a per ton basis. The associated increase in royalty cost per ton is driven by the sales price increases. The significant increases in cost of goods sold are primarily due to increases in maintenance costs in the fourth quarter of 2008 carried forward in inventory sold in the first quarter of 2009 and from decreased by-product credits, increases in our labor force, increases in maintenance costs, and increases in property tax and insurance expenses, partially offset by decreased natural gas costs.

Outlook for the Remainder of 2009

        The North American fertilizer supply chain consisting of fertilizer suppliers, distributors, and dealers entered 2009 with above average inventories, resulting from the demand contraction experienced in the fall of 2008. Growers are well aware that the wholesale price of nitrogen and phosphate fertilizers contracted sharply in the fall of 2008, and those price reductions at the wholesale level are partially being realized at the dealer level. This has resulted in a decline in demand for potassium fertilizers as growers wait to see if potash suppliers will lower prices in 2009. Providing fertilizer demand develops in 2009, consumption may increase rapidly, as deferred demand from the fall of 2008 and the spring of 2009 may result in above normal demand in the future. Conversely, economic conditions and growers' reaction to the price of potash relative to the now reduced price of the two other primary fertilizers may lead some growers to continue lower application rates of potash in 2009 in an effort to extract potassium from the soil, resulting in continued lower potash sales volumes in 2009. We expect that the application rates for potash fertilizers will decline in 2009, relative to 2008, but we also do not expect this decline to be permanent as fertilizer plays a vital role in ensuring that world agricultural production meets the needs of a growing population.

        We believe fertilizer dealers will be cautious in the current market environment by limiting the amount of inventory they keep on hand. This would further reduce sales levels as dealers attempt to exit the spring season with reduced inventory. We may benefit from this trend as we believe we are well-positioned to provide just-in-time product in certain key agricultural markets when demand does materialize. If this decreased application rate is sustained for all of 2009, we may have to further manage our production levels so that inventory levels align with available capacity in our warehouses.

        We understand that farm credit is generally available to growers as the average grower's balance sheet has likely benefited from the past two years of record farm income, and we believe that the large agricultural banks that service the domestic market were generally less affected by the housing market collapse and consumer credit issues. However, credit may be tighter for some growers, which may impact fertilizer demand, particularly as some community banks that are more highly leveraged to commercial real estate and consumer lending may be impacted by liquidity constraints.

        In response to current market conditions, we will continue to monitor our inventory levels, as well as our production levels, operating costs and capital investments regularly throughout 2009, and we will adjust to prevailing market conditions as we deem necessary. We believe our strong balance sheet will enable us to continue developing our growth projects and execute our marketing strategies.

Potash Prices

        The commodity price for potash has been and will continue to be the most significant driver of our business and of profitability. As discussed earlier, we have sold significantly lower volumes of potash in the fourth quarter of 2008 and in the first quarter of 2009, and we expect this trend to continue into the second quarter of 2009. Many purchasers of fertilizer appear to be deferring purchases to allow commodity and fertilizer price outlooks to become clear. During the first quarter of 2009, we continued to sell product at attractive prices, although at a slower rate than in comparable quarters, and, because of the lower sales volume, we have built additional inventory over our December 31, 2008, levels.

        The actions of other potash producers, however, may have an impact on the prices at which we are able to sell our product. Of note is that, on March 4, 2009, Belarusian Potash Company announced a decision to revise the price for granular potash for the Brazilian market effective from March to May 2009 which has been set at between US$750 and US$765 per metric tonne; this was a decrease from their previously announced price of US$1,000 per metric tonne.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each facility, we have developed an investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production over time. Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operations, with production efficiency and debottlenecking projects. In the three months ended March 31, 2009, we invested $23.8 million in capital projects. Although we continue to invest in our facilities, we are closely managing the amount of capital investment to balance the cash invested with our cash balances, as the strength of our balance sheet is a key competitive advantage during current market conditions. The project management aspect of our capital program is quite important, and we try to ensure that we balance the pace of the projects with the need to manage the projects effectively and efficiently.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine. In January 2009, the Bureau of Land Management ("BLM") informed the Company that it has determined that an Environmental Impact Statement ("EIS") is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and capital expenditures for it deferred while the EIS is completed. Based on discussions with the BLM, we currently anticipate that the EIS process will be completed by approximately September 2011. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $8 million to $10 million for this project in 2009 that will be used for some advance purchases of materials.

        Total capital investment in 2009 is expected to be between $90 and $130 million, with more of the spending expected to take place in the second half of the year. A breakdown of our capital investment plan includes approximately $20 to $30 million to replace assets needed to maintain production, $15 to $25 million to improve and modernize equipment, $55 to $75 million to increase productive capacity as described more fully below, and $4 million, a portion of which has been reimbursed and another portion which we expect to be reimbursed by our insurer, to continue the replacement of the East mine warehouse. The 2009 capital program will be funded out of cash flow and existing liquidity. As noted previously, the pace of this capital investment will be dependent on the cash flows generated from operations from the sale of our products, and the levels of investment may vary significantly from the range presented above. We will balance the priorities of projects with those that can potentially be deferred, with those requiring longer lead times, and with our overall ability to increase efficiencies in managing our capital investment. As we have noted previously, our long-term view continues to be positive, and we are working toward a higher productive capacity for our operating facilities so we are prepared for this eventuality.

        The following are a few of the projects that are slated for investment in 2009, or that have been completed in 2009, to improve the overall reliability of the operations and increase productive capacity:

  •
  Install a horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West mine, which is expected to be completed in 2009. The engineering for this project is substantially complete, and we have hired a construction contractor. We are also progressing on our potash recovery project, related to extracting more potash from the coarse portion of our ore, at the West mine and expect to have the new system installed in 2009;

  •
  Install new thickeners to improve potash recoveries at our East mine. The final installation is expected upon receipt of the remaining equipment from the vendor in mid-2009;

  •
  Progress on the engineering associated with an enhanced langbeinite recovery project at the East mine. We continue to evaluate the type of recovery system that we may ultimately utilize. This project remains a high priority due to the potential increase in langbeinite production from the same amount of ore feed, which would result in a lower average cost structure at the East mine;

  •
  Added a series of solution mining caverns at the Moab mine. We have completed the drilling of 4 of 5 additional solution mining extraction wells, which should increase our potash production at the Moab mine by increasing the average potash content in the brines we feed to our solar ponds;

  •
  We engaged a qualified firm to continue work related to design and engineering specifications for the reopening of the idle North mine. We currently expect to invest capital of $2 to $3 million for these studies in 2009. The North mine was producing potash at a rate of approximately 300,000 tons per year with an overall capacity of about 350,000 tons in the early 1980s when it was closed due to low potash prices. We currently operate the North mine surface plant to finish and ship potash produced from our West mine. The North mine has two concrete lined shafts, utilities, brine disposal, tailings disposal, certain environmental and operating permits, and other infrastructure in place that make it possible to reopen the mine at a capital cost much less than a greenfield project. Reopening the North mine will require the refurbishing of hoisting equipment, installation of underground mining systems, the rebuilding of the ore processing facility, and increasing compaction capacity.

        All dollar amounts for future capital spending are initial estimates that are subject to change as the projects are further developed.

Liquidity and Capital Resources

        As of March 31, 2009, we had cash and cash equivalents of $102.5 million, we had no debt, and we had availability of $124.9 million under our revolving credit facility. Our cash is invested in short-term U.S. treasury instruments with daily liquidity and in overnight deposits with US Bank. We had no losses on our cash and cash equivalents during the first quarter of 2009, and all available cash is on deposit with a banking institution that we believe to be financially sound. We have reviewed our derivative positions from the perspective of counterparty risk and believe that we continue to transact with strong, creditworthy institutions.

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

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
	Three months ended March 31, 2009	Three months ended March 31, 2008
	(In thousands)
Cash Flows from Operating Activities	$16,542	$17,124
Cash Flows from Investing Activities	$(29,776)	$(2,794)
Cash Flows from Financing Activities	$(880)	$(14,499)

Operating Activities

        Total cash provided by operating activities was $16.5 million for the three months ended March 31, 2009, compared to $17.1 million for the three months ended March 31, 2008. The $0.6 million decrease in cash provided by operating activities is due primarily to a decrease in net income because of the income tax liability associated with being a C corporation, as well as an increase in inventory and accounts receivable, as we have sold product at higher prices. These changes were partially offset by a decrease in refundable income taxes, reflecting the Company's continued taxable income and the utilization of refundable income taxes to pay our first quarter estimated taxes. Trade accounts receivable increased $22.5 million in the first quarter of 2009 relative to an increase of $10.6 million in the first quarter of 2008 as a result of increased pricing which was reflected in increased revenues. For the three months ended March 31, 2009, inventories increased $6.4 million and, for the three months ending March 31, 2008, inventories declined $0.8 million, reflecting the shift in demand for our products in conjunction with the global economic slowdown.

Investing Activities

        Total cash used in investing activities was $29.8 million for the three months ended March 31, 2009, compared to $2.8 million for the three months ended March 31, 2008. Cash invested in property, plant and equipment as well as mineral properties and development costs increased to $29.8 million in the first quarter of 2009, from $9.8 million in the first quarter of 2008. For the three months ended March 31, 2009, and 2008, we received $2.0 million and $7.0 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehousing facilities at the East mine. The $2.0 million received in the first quarter of 2009 is reflected, however, in the change in other liabilities in cash provided by operating activities due to the fact that the insurer has not given final approval on the claims associated with the payment.

Financing Activities

        Total cash used in financing activities was $0.9 million for the three months ended March 31, 2009, compared to $14.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, $0.9 million was paid by the Company for taxes on behalf of employees for their vesting of certain restricted stock awards that employees elected to net share settle. For the three months ended March 31, 2008, net proceeds from long-term debt totaled $0.5 million and distributions to members of Intrepid totaled $15.0 million. In terms of the impact this distribution had to Intrepid following the IPO, there was no net impact since Intrepid retained all cash at the time of the initial public offering. The distribution was paid out of cash on hand; no amounts were drawn against the revolving credit facility to make this distribution.

Senior Credit Facility

        In conjunction with the IPO, all of the balances outstanding under the Company's credit agreement were repaid on April 25, 2008. This consisted of $18.9 million plus fees and accrued interest that were paid by Mining from the amounts Mining received under the Exchange Agreement and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. The Company has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of March 31, 2009. As of March 31, 2009, the Company had $0.1 million of letters of credit issued, which reduces the amounts available for borrowing and is reflected in the net amount available for borrowing above.

        In conjunction with the closing of the IPO, the Fourth Amendment of the Third Amended and Restated Credit Agreement was entered into on April 25, 2008. This amendment replaced Mining with Intrepid as borrower, removed Intrepid Oil & Gas, LLC ("IOG") from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid is not greater than 2.5:1.0 immediately before and immediately after the distribution. The lenders have a security interest in substantially all of the assets of Intrepid. Obligations are cross-collateralized between all of Intrepid's legal entities, parent and subsidiaries.

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

        The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The credit facility also contains a requirement to maintain the following: at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges of 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. We were in compliance with all covenants with respect to the senior credit facility on March 31, 2009.

        Our credit agreement requires us to maintain interest rate derivatives to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan. Historically, we maintained derivative hedging contracts that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the credit agreement at the time of the IPO, we have left the interest rate swap agreements in place taking the view that interest rates will rise and that the cost of settling the derivatives will be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivatives has increased since the date of the IPO. Notional amounts for which the rate has been fixed as of March 31, 2009, are displayed below:

Termination Date	Notional Amount	Weighted-Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding as of March 31, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives is $31.5 million and 5.13 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of March 31, 2009, we had contractual obligations totaling $81.5 million, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated. The associated imputed interest matches the presentation in this table.

	Payments due by period
	Total	Q2-Q4, 2009	2010	2011	2012	2013	2014	2015 and later
	(In thousands)
Operating lease obligations(1)	$22,947	$3,870	$4,765	$3,975	$1,602	$1,365	$1,310	$6,060
Purchase commitments(2)	7,065	7,065	—	—	—	—	—	—
Pension obligations(3)	7,784	101	150	188	204	210	234	6,697
Asset retirement obligation(4)	30,895	—	—	—	—	—	—	30,895
Minimum royalty payments(5)	11,776	343	457	457	457	457	457	9,148
Required deposits on reclamation bond(6)	1,000	1,000	—	—	—	—	—	—

Total	$81,467	$12,379	$5,372	$4,620	$2,263	$2,032	$2,001	$52,800

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

(6)
We are committed to provide additional security for a reclamation bond related to the existing Wendover operations. This is an estimate of the cash portion of that restricted security deposit.

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

Results of Operations for the Three Months Ended March 31, 2009, and Pro Forma Results of Operations for the Three Months Ended March 31, 2008

Operating Results

  Net Sales and Freight Costs

        The following table presents potash and langbeinite sales and production for the subject periods.

	Three months ended March 31, 2009	Pro forma for the Three months ended March 31, 2008	Change between Periods	% Change
Production volume (in thousands of short tons):
Potash	137	224	(87)	(39)%

Langbeinite	42	56	(14)	(25)%

Sales volume (in thousands of short tons):
Potash	99	213	(114)	(54)%

Trio®	38	93	(55)	(59)%

Net Sales (in millions):
Potash	$71.7	$62.8	$8.9	14%
Trio®	$12.5	$11.4	$1.1	10%
Net sales (per short ton):
Potash	$727	$295	$432	146%
Trio®	$330	$123	$207	168%

        Net sales of potash increased $8.9 million, or 14 percent, from $62.8 million for the three months ended March 31, 2008, to $71.7 million for the three months ended March 31, 2009; this change being the net result of an average increase in sales price of $432 per ton, or 146 percent, and a decrease in volume of 54 percent. Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Trio® resulted in a lower total volume of sales in the first three months of 2009 than in 2008 and resulted in the building of inventories compared to historical averages. Our production volume of potash in the three months ended March 31, 2009, was 137,000 short tons, or 87,000 short tons less than in the first three months of 2008. Our potash production was less in 2009 than in 2008 principally due to our decision to decrease production in order to better match supply to demand. We shut down the West and East production facilities for two weeks each in the first quarter of 2009, and we continue to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of these efforts.

        Net sales of Trio® increased $1.1 million, or 10 percent, from $11.4 million for the three months ended March 31, 2008, to $12.5 million for the three months ended March 31, 2009, due to a 168 percent increase in the average price partially offset by a 59 percent decrease in the volume of sales. The first quarter of 2008 had a single sale of approximately 47,000 tons to an international customer. As these are large shipments, quarter-to-quarter variances in sales tons are not uncommon. Production of langbeinite decreased 25 percent in the first quarter of 2009 compared to the same period in 2008 due primarily to the previously mentioned efforts to reduce production in order to match supply to demand.

        Freight costs decreased $5.5 million, or 54 percent, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due primarily to lower sales volumes, particularly as the first quarter of 2008 included significant international shipments of Trio® at a relatively high freight cost. As usual, the mix of customers paying for their own freight affects the freight costs incurred by the Company and gross sales price. As stated earlier, we believe that our net realized price is a more meaningful number to evaluate sales revenues.

  Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Three months ended March 31, 2009	Pro forma for the Three months ended March 31, 2008	Change between Periods	% Change
Cost of sales (in millions)	$35.5	$38.9	$(3.4)	(9)%
Cost per short ton of potash sold(1)	$293	$142	$151	106%
Cost per short ton of Trio® sold(2)	$175	$94	$81	86%

(1)
Per short ton potash costs include $18 and $8 of depreciation expense in the first quarter of 2009 and 2008, respectively.

(2)
Per short ton Trio® costs include $15 and $11 of depreciation expense in the first quarter of 2009 and 2008, respectively.

        Cost of goods sold per short ton of potash increased $151 per ton, or 106 percent, from $142 per short ton on a pro forma basis for the three months ended March 31, 2008, to $293 per short ton for the three months ended March 31, 2009. Potash costs per short ton increased in the first quarter of 2009, due to cost increases representing 26 percent of the increase and a decline in the production levels representing 80 percent of the increase. In accordance with SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, approximately $1.2 million, or $12 per potash ton sold, in the first quarter of 2009 was reclassified from inventory to cost of goods sold for the period in order to expense directly to cost of goods sold the allocated costs associated with abnormally low production levels noted in the first quarter of 2009. The total cost of goods sold of our Trio® increased $81 per short ton, or 86 percent, from $94 per pro forma short ton for the three months ended March 31, 2008, to $175 per short ton for the three months ended March 31, 2009. Total production costs for langbeinite increased approximately 86 percent in the three months ended March 31, 2009, relative to the same period of 2008 due to cost increases representing 40 percent of the increase and a decline in the production levels leading to 46 percent of the increase.

        Cost of goods sold decreased $3.4 million, or 9 percent, from $38.9 million on a pro forma basis in the three months ended March 31, 2008, to $35.5 million in the three months ended March 31, 2009. The decrease in the total expense was driven by the lower volumes sold. Costs that changed materially during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, included labor and contractors, maintenance material, natural gas, property taxes, insurance, and other expenses.

        Labor and contractor costs increased $0.6 million, or 5 percent, in the first three months of 2009 due to contract maintenance projects, the addition of personnel to increase our maintenance staff, increased bonus accruals, and higher base wages than the prior period. Maintenance material costs increased $0.9 million, or 14 percent, in the three months ended March 31, 2009, principally due to increased cost of materials and the increased level of maintenance projects.

        Property tax expense increased $0.8 million, or 184 percent, in the three months ended March 31, 2009, due to increased operating income from the three months ended March 31, 2008. Insurance expense increased $0.8 million, or 105 percent, in the first three months of 2009 due to higher insurance premiums. Other increases in cost of goods sold followed from increased depreciation and royalty expenses.

        Natural gas expense decreased $2.2 million, or 53 percent, in the three months ended March 31, 2009, due principally to lower market rates. Lower rates drove $1.5 million of the decrease and lower volumes drove $0.9 million of the decrease. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million increase in the expense.

        By-product sales credits reduced cost of goods sold by $1.6 million and $3.1 million in the three months ended March 31, 2009, and 2008, respectively.

Selling and Administrative Expenses

        Selling and administrative expenses decreased $0.1 million in the first quarter of 2009 as compared to the pro forma expenses for the same period in 2008. This represents a one percent decrease from $6.9 million for the three months ended March 31, 2008, to $6.8 million for the three months ended March 31, 2009. This relatively minor decrease was driven by the higher relative prior year pro forma expense for the IPO award that vested seven months after grant and the current period reversal of previously recognized expense for unvested stock awards attributed to the resignation of our former President and Chief Operating Officer. This decrease in stock compensation expense was largely offset by increased administrative and management staff associated with becoming a publicly traded company as well as increased professional service costs attributed to increased legal, audit, tax, appraisal, consulting and travel services.

Other Income (Expense)

        Pro forma other income (expense) was a net income of $5.5 million for the three months ended March 31, 2008, and a net expense of $0.3 million for the three months ended March 31, 2009. The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the three months ended March 31, 2008. Pro forma interest expense decreased by $1.2 million in the three months ended March 31, 2009, from an expense of $1.4 million in the three months ended March 31, 2008, due principally to the timing of gains and losses on interest rate swaps. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second and third quarter of 2008.

        For the three months ended March 31, 2008, insurance settlements in excess of property losses of $7.0 million were recognized as proceeds received in connection with the East mine wind-shear claim. Through March 31, 2009, the Company has received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this being received in March 2009 and being reported as a liability at March 31, 2009, pending the insurer's agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in other income as settlements are agreed upon.

Income Taxes

        Income taxes of $15.2 million were recognized in the three months ended March 31, 2009, at our effective tax rate of 38.1 percent. As a limited liability company, Mining, the predecessor, did not have an income tax expense, so there is no comparable figure for 2008; however, our pro forma estimate of income tax expense for the three months ended March 31, 2008, was $12.7 million and was based solely on the use of statutory income tax rates.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates, the policies and methods of deriving estimates not having changed since the last disclosure in our most recent annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, selling price is fixed and determinable and collection is reasonably assured. Title passes at the shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, or a port. Title transfer for some shipments into Mexico is at the border crossing which is the port of exit. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment when the risks and rewards of ownership have transferred pursuant to contractual arrangement. Prices are set at the time of or prior to shipment. Intrepid uses few sales contracts, so prices are based on Intrepid's current published prices or upon negotiated short-term purchase orders from customers.

        We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill for freight, packaging, and certain other distribution costs only on the portion of our sales for which we are responsible, as most customers arrange for and pay directly for these costs.

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

        Inventory—Inventory consists of product and by-product stocks that are ready for delivery to market, mined ore, potash in evaporation ponds and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value. If the carrying amount exceeds the estimated net realizable value, we adjust our inventory balance accordingly. If the actual sales price ultimately realized were to be less than our estimate of net realizable value, additional losses would be incurred in the period of liquidation. Cost includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. The value of potash within the solar ponds, work-in-process inventories, is estimated based on the amount of finished inventory expected to be recovered and the lower of cost incurred through the stage of completion or net realizable value less costs to complete the process. Significant estimates are used in the allocation of costs to different products, including by-products. The Company periodically evaluates its production inventory to determine if the principles of SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, need to be applied for any production levels deemed to be abnormal within the scope of the statement. The assessment of normal production levels is highly judgmental and is unique to each quarter.

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

        Asset Retirement Obligation—All of our mining properties involve certain reclamation liabilities as required by the states in which they operate or by the BLM. These asset retirement obligations are reviewed and updated at least annually with resultant changes in balances recorded as adjustments to the related assets and liabilities. Changes in estimates follow from changes in estimated probabilities, amounts, refinements in scope, technological developments and timing of the settlement of the asset retirement obligation, as well as changes in the legal requirements of an obligation. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.

        Annual Maintenance—Each operation typically shuts down periodically for maintenance. The NM operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds are considered inventorial costs and are absorbed into the inventory costs in the period incurred.

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

        Derivatives—Intrepid has a debt facility subject to variable interest rates, and Intrepid uses meaningful volumes of natural gas in its production operations which are purchased at variable rates. On occasion, Intrepid enters into financial derivative contracts to fix a portion of the interest and natural gas costs when such borrowings and transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values are included in the Consolidated Statements of Operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales. The Company has also entered into interest rate derivative instruments to swap a portion of floating rate debt to fixed rate. These items are not accounted for as hedge items; accordingly, the change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts are shown within interest expense.

        Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment. This statement requires the Company to record expense associated with the fair value of stock-based compensation. The Company has recorded compensation expense associated with the issuance of restricted stock awards with service conditions and non-qualified stock option awards that are subject to a service period using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods. There are no performance or market conditions associated with these awards.

Recent Accounting Pronouncements

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel and chemicals. The Company has entered into derivative transactions for the purchase of natural gas. As of March 31, 2009, the Company has contracted to purchase a notional 30,000 MMBtu at a fixed contract price of $7.06 per MMBtu in April 2009. This contract is settled against the El Paso Natural Gas Co. Permian Basin index and was entered into for other-than-trading purposes.

        In a typical commodity swap agreement, if the agreed-upon published, third-party index price is lower than the swap fixed price, we receive the difference between the index price per unit and the contracted swap fixed price. If the index price is higher than the swap fixed price, we pay the difference.

        Refer to Note 13—Derivative Financial Instruments in Part 1, Item 1 of this report for additional information regarding our natural gas derivative transactions.

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

Interest Rate Fluctuations

        Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. The weighted average notional amount outstanding as of March 31, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $31.5 million and 5.13 percent. We do not have any debt outstanding, and the derivatives were executed at a time when we did have debt outstanding.

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

Item 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

        Protests of Pending APDs.    As of March 31, 2009, Intrepid maintains protests against approximately 30 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid's protests are based on the arguments advanced in the proceedings described above, and additional arguments including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, Intrepid has intervened in a proceeding before the New Mexico Oil Conservation Division (the "OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of the Intrepid's North mine. A hearing before a Division examiner occurred on June 27th and 30th of 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable Intrepid, if it elects to file a de novo appeal to the New Mexico Oil Conservation Commission ("OCC"), to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a de novo appeal to the OCC and applied for a stay of the OCD's Order. This appeal remains pending.

        In re Intrepid Potash, Inc. Securities Litigation, 09-cv-00320-PAB-KMT. By Order dated April 1, 2009, the United States District Court for the District of Colorado consolidated three actions alleging violations of the federal securities laws against some or all of the Company, the members of the Board of Directors, the Company's former President and Chief Operating Officer, Patrick L. Avery, and the five underwriters of the Company's initial public offering. All three of the Complaints in these actions were filed by persons seeking to represent a class of purchasers of the Company's stock and allege false and/or misleading statements of material fact in the Company's Registration Statement and Prospectus filed in connection with the Company's initial public offering with respect to Mr. Avery's academic credentials. The Complaints do not specify the amount of damages claimed. The Company intends to vigorously defend these claims.

        On March 20, 2009, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado against each member of our board of directors and against the Company as a nominal defendant. The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.). The complaint alleges breach of fiduciary duty, and other state law claims. Plaintiff seeks an unspecified amount of monetary damages and other relief, including disgorgement of profits.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Item 1A.    RISK FACTORS

        There have been no material changes from risk factors as previously disclosed in our Form 10-K filed on March 6, 2009, with the Securities and Exchange Commission for the year ended December 31, 2008.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS

Exhibit No.	Description
10.1	Aircraft Dry Lease dated as of January 9, 2009, by and between Intrepid Production Holdings LLC and Intrepid Potash, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)
Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-34025) filed on January 12, 2009.

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: May 7, 2009	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: May 7, 2009	/s/ DAVID W. HONEYFIELD David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated: May 7, 2009	/s/ RODNEY D. GLOSS Rodney D. Gloss Vice President and Controller (Principal Accounting Officer)