Form 10-Q
period 2009-06-30
Intrepid Potash, Inc.
filed 2009-08-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, 75,032,086 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$118,673	$116,573
Short-term investments	751	—
Accounts receivable:
Trade, net	18,934	15,107
Other receivables	650	385
Related parties	14	—
Refundable income taxes	6,887	9,967
Inventory, net	63,223	49,318
Prepaid expenses and other current assets	2,042	5,804
Current deferred tax asset	719	1,222
Total current assets	211,893	198,376

Property, plant and equipment, net of accumulated depreciation of
of $33,332 and $26,514, respectively	176,703	138,790
Mineral properties and development costs, net of accumulated
depletion of $6,771 and $6,367, respectively	33,575	30,244
Long-term parts inventory, net	4,237	3,973
Other assets	8,060	6,053
Non-current deferred tax asset	310,352	327,641
Total Assets	$744,820	$705,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$16,704	$15,516
Related parties	184	26
Accrued liabilities	11,751	14,967
Accrued employee compensation and benefits	6,621	6,478
Other current liabilities	1,938	1,952
Total current liabilities	37,198	38,939

Asset retirement obligation	8,666	8,138
Other non-current liabilities	7,690	6,401
Total Liabilities	53,554	53,478

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,032,086 and
74,846,874 shares outstanding at June 30, 2009, and December 31, 2008, respectively	75	75
Additional paid-in capital	554,747	554,743
Accumulated other comprehensive loss	(839)	(1,385)
Retained earnings	137,283	98,166
Total Stockholders' Equity	691,266	651,599
Total Liabilities and Stockholders' Equity	$744,820	$705,077

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three Months	Six Months	April 25, 2008	April 1, 2008	January 1, 2008
	Ended	Ended	Through	Through	Through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Sales	$73,392	$162,293	$80,162	$25,019	$109,420
Less:
Freight costs	4,122	8,829	3,537	2,187	12,359
Warehousing and handling costs	2,098	3,627	1,240	435	2,235
Cost of goods sold	31,775	67,283	27,951	10,186	48,647
Gross Margin	35,397	82,554	47,434	12,211	46,179

Selling and administrative	7,763	14,546	5,313	1,492	6,034
Accretion of asset retirement obligation	173	341	115	42	198
Other	589	577	298	(9)	5
Operating Income	26,872	67,090	41,708	10,686	39,942

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses	251	48	186	629	(2,456)
Interest income	15	32	268	—	23
Insurance settlements in excess of
property losses	(2)	(16)	(32)	—	6,998
Other income (expense)	323	182	(175)	123	(14)
Income Before Income Taxes	27,459	67,336	41,955	11,438	44,493

Income Tax (Expense) Benefit	(13,023)	(28,219)	(16,191)	—	4
Net Income	$14,436	$39,117	$25,764	$11,438	$44,497

Weighted Average Shares Outstanding:
Basic	75,017,097	74,996,419	74,843,124
Diluted	75,030,347	75,006,579	74,977,793
Earnings Per Share:
Basic	$0.19	$0.52	$0.34
Diluted	$0.19	$0.52	$0.34

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	74,846,874	$75	$554,743	$(1,385)	$98,166	$651,599
Comprehensive income, net of tax:
Pension liability, net of adjustment for deferred taxes	—	—	—	546	—	546
Net income	—	—	—	—	39,117	39,117
Total comprehensive income						39,663
Stock-based compensation	6,900	—	1,287	—	—	1,287
Vesting of restricted common stock, net of restricted common stock used to fund employee tax withholding due upon vesting	178,312	—	(1,283)	—	—	(1,283)
Balance, June 30, 2009	75,032,086	$75	$554,747	$(839)	$137,283	$691,266

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
			Intrepid Mining LLC
	Intrepid Potash, Inc.		(Predecessor)
	Six Months	April 25, 2008	January 1, 2008
	Ended	Through	Through
	June 30, 2009	June 30, 2008	April 24, 2008
Cash Flows from Operating Activities:
Reconciliation of net income to net cash
provided by operating activities:
Net income	$39,117	$25,764	$44,497
Deferred income taxes	18,033	8,849	(4)
Insurance reimbursements	16	32	(6,998)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	7,747	2,029	3,543
Stock-based compensation	1,287	2,012	—
Unrealized derivative (gain) loss	(1,215)	(471)	439
Other	577	663	170
Changes in operating assets and liabilities:
Trade accounts receivable	(3,827)	(4,994)	(11,886)
Other receivables	(279)	(154)	186
Refundable income taxes	3,386	—	—
Inventory	(14,169)	(3,158)	(830)
Prepaid expenses and other assets	1,728	4,546	(4,349)
Accounts payable, accrued liabilities and accrued employee compensation and benefits	(1,492)	472	1,494
Income taxes payable	—	7,342	—
Other current liabilities	465	—	(251)
Total cash provided by operating activities	51,374	42,932	26,011

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	1,984	(32)	6,998
Additions to property, plant, and equipment	(44,461)	(6,289)	(14,747)
Additions to mineral properties and development costs	(4,779)	9	(15)
Purchases of investments	(751)	—	—
Cash received in exchange transaction with Intrepid Mining LLC	—	428	—
Other	16	(11)	(10)
Total cash used in investing activities	(47,991)	(5,895)	(7,774)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	—	1,032,486	—
Proceeds from long-term debt	—	—	11,503
Repayments on long-term debt	—	(86,951)	(7,009)
Payments to fund employee tax withholding due upon vesting of restricted common stock	(1,283)	—	—
Members' capital distributions	—	—	(15,000)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	—	(892,755)	—
Total cash (used in) provided by financing activities	(1,283)	52,780	(10,506)

Net Change in Cash and Cash Equivalents	2,100	89,817	7,731
Cash and Cash Equivalents, beginning of period	116,573	—	1,960
Cash and Cash Equivalents, end of period	$118,673	$89,817	$9,691

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$793	$326	$2,274
Income taxes	$6,800	$—	$—

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid,” “we,” “us,” or “our”) produces muriate of potash (MOP, potassium chloride, or potash); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts.  The processing of langbeinite results in sulfate of potash magnesia which is marketed for sale as Intrepid Trio™.  Intrepid owns five active potash production facilities, three in New Mexico and two in Utah.  Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah.  Intrepid has one operating segment, as defined by Statement of Financial Accounting Standards (“SFAS”) 131; the extraction and production of potash- related products, and its operations are conducted entirely in the continental United States.

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC.

Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC (“Mining”) in corporate form after an initial public offering.  On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in an initial public offering (“IPO”), including 4,500,000 shares sold in connection with the underwriters’ exercise of their over-allotment option.  Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company.  Since April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining.  There were no material activities for Intrepid for the period from its inception to the date of the IPO.

The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion.  Intrepid received net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million.  On April 25, 2008, pursuant to an exchange agreement (“Exchange Agreement”) dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining’s senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and all other liabilities and obligations of Mining.  In connection with the exercise of the underwriters’ over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the “Formation Distribution”).  The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the “Formation Transactions.”  Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility.  Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO.  The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes.  The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a continuing controlling interest in Intrepid, in connection with the IPO.

Mining was dissolved on April 25, 2008.  On that date, Mining’s estimated liabilities were provided for, and Mining’s remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining’s members.

Note 3—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X of the Securities and Exchange Commission.  As interim financial statements, they do not include all information and notes required by GAAP for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid’s financial position, results of operations and cash flows at June 30, 2009, and for all periods presented.  These unaudited consolidated financial statements should be read in conjunction with Intrepid’s Consolidated Financial Statements and Notes thereto included in Intrepid’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

Mining is considered the predecessor entity to Intrepid.  The results of operations for all periods prior to April 25, 2008, are reflected as the predecessor period for Mining.  There were no material activities for Intrepid until April 25, 2008; therefore, discussions of related events before April 25, 2008, pertain to activities of the predecessor entity, Mining, unless otherwise specified.

Intrepid has evaluated the period after the balance sheet date of June 30, 2009, through August 7, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries Intrepid Potash—Moab, LLC (“Moab”), Intrepid Potash—New Mexico, LLC (“NM”), HB Potash, LLC (“HB”), Intrepid Potash—Wendover, LLC (“Wendover”), Moab Pipeline LLC, and Intrepid Aviation LLC.  Prior to the IPO, the consolidated financial statements of Mining include the accounts of Intrepid, Moab, NM, HB, Wendover, Moab Pipeline LLC, and Intrepid Aviation LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates with regard to Intrepid’s consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, and estimated statutory income tax rates utilized in the current and deferred income tax calculations.  There are numerous uncertainties inherent in estimating quantities of proved and probable reserves, projecting future rates of production, and the timing of development expenditures.  Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs.  The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid’s mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

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

Sales are reported on a gross basis.  Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses.  Intrepid incurs and bills for freight, packaging, and certain other distribution costs only on the portion of its sales for which it is responsible, as many customers arrange for and pay for these costs directly.

By-product credits—When by-product inventories are sold, Intrepid records these sales of by-products as a credit to cost of goods sold.

Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks which are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory.  Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance,

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process.  Direct costs, maintenance, and operational overhead include labor and associated benefits.

Intrepid also periodically evaluates its production levels and costs to determine if the principles of SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, need to be applied for any production levels or costs deemed to be abnormal within the scope of the statement.  In the three month and six month periods ended June 30, 2009, Intrepid determined that approximately $5.2 million and $6.4 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates.  As a result, these costs have been excluded from inventory costs and expensed directly to cost of goods sold.  The assessment of normal production levels is highly judgmental and is unique to each quarter.  Intrepid evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.

Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current.  Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost.

Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors.  Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence.

Derivatives—Intrepid has a debt facility subject to variable interest rates, and Intrepid uses meaningful volumes of natural gas in its production operations which are purchased at variable rates.

On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified.  Historically, these derivative contracts have not been designated as an accounting hedge, and changes in their fair market values are included in the Consolidated Statement of Operations.  The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales.

Intrepid has also entered into interest rate derivative instruments to swap a portion of floating rate debt to fixed rate when borrowings are probable and the significant characteristics and expected timing are identified.  These items are not accounted for as hedge items; accordingly, the change in fair value from period to period associated with realized and unrealized gains or losses on interest-rate derivative contracts are shown within interest expense.

On January 1, 2009, Intrepid adopted SFAS 161, Disclosures about Derivative and Hedging Activities (“SFAS 161”).  This standard amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to change the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows.

Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities.  Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized if they extend useful lives or extend functionality.  Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives.  The cost basis for construction in progress was increased for capitalized interest prior to the repayment of Intrepid’s debt.  No depreciation is taken on assets classified as construction in progress until the asset is placed into service.  Gains and losses are recorded upon retirement, sale, or disposal of assets.  Maintenance and repair costs are recognized as period costs as incurred.

Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized.  Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body.  The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us and reviewed and independently determined by mine consultants due to uncertainties inherent in long-term estimates.  Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit.  Possible impairment is also considered in conjunction with updated reserve studies and mine plans.  Intrepid’s proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined.  The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition.  The reserves are estimated based on information available at the time the reserves are calculated.  Recovery rates vary depending on the mineral properties of each deposit and the production process used.  The reserve estimate utilizes

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used.  The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price.  Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products.  Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized, net of estimated losses.  Reserve estimates may require revision based on actual production experience.  Market price fluctuations of potash or Intrepid TrioTM, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.  In addition, the provisions of Intrepid’s mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of its reserve estimates.  Significant changes in the estimated reserves could have a material impact on Intrepid’s results of operations and financial position.

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

Scheduled Maintenance—Each operation typically shuts down periodically for maintenance.  The costs of maintenance turnarounds are considered inventorial costs and are absorbed into inventory in the period incurred.

Leases—Upon entering into leases, Intrepid evaluates whether leases are operating or capital leases.  Operating lease expense is recognized as incurred.  If lease payments change over the contractual term, or involve contingent amounts, the total estimated cost over the term is recognized on a straight-line basis.

Income Taxes—Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes.  Intrepid recognizes income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.  Intrepid records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions.  Consequently, Intrepid’s net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset.  The net deferred tax asset recorded as of the date of the IPO associated with the exchange was approximately $358 million, with a corresponding increase to additional paid-in capital.

The majority of this deferred tax asset is related to mineral properties, and, through the use of percentage depletion, Intrepid’s taxable income relative to book income will be reduced, resulting in the realization of this deferred tax asset over time.  Currently, it is anticipated that, for federal income tax purposes, percentage depletion allowed with respect to Intrepid’s mineral properties will exceed cost depletion in each taxable year.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.  Included in cash equivalents at June 30, 2009, were investments held by U.S. Bank National Association (“U.S. Bank”) and United Western Bank.  As of June 30, 2009, these investments consisted of a money market account with United Western Bank for $0.3 million and U.S. treasuries with daily liquidity of approximately $99.3 million and overnight Eurodollar deposits with U.S. Bank of $16.6 million.  The overnight Eurodollar deposits invested with the bank are essentially deposit arrangements with U.S. Bank and are subject to the credit of U.S. Bank.

Short-term Investments—Intrepid’s short-term investments consist of certificates of deposit with original maturities greater than three months and less than one year.

       Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

carried at cost and approximate fair value due to the short-term nature of these instruments.  Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.  Although there are no amounts currently outstanding under Intrepid’s senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate.  Intrepid’s interest rate and natural gas swaps have been recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management’s review.  Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock with service conditions and outstanding non-qualified stock option awards that are subject to a service condition.  The dilutive effect of share-based compensation arrangements are computed using the treasury stock method, as required by SFAS 128, Earnings per Share. Following the lapse of the vesting period of restricted common stock awards, the shares will be issued and therefore will be included in the number of issued and outstanding shares.

Stock-Based Compensation—Intrepid accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment.  Based on this statement, Intrepid records expense associated with the fair value of stock-based compensation.  Intrepid has recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period, using the fair value of the awards at the time of grant and amortizes the expense associated with such awards over the service periods.  There are no performance or market conditions associated with these awards.

Note 5—EARNINGS PER SHARE

The treasury stock method is used to measure the dilutive impact of outstanding stock options and non-vested restricted shares of common stock.  For the three months ended June 30, 2009, 174,229 stock options and 179,804 non-vested shares of restricted common stock were anti-dilutive and therefore were not included in the diluted weighted average share calculation.  For the six months ended June 30, 2009, there were 174,229 stock options and 246,363 non-vested shares of restricted common stock that were excluded from the diluted weighted average share calculation as they were considered anti-dilutive.  No earnings per share calculations exist for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Intrepid Potash, Inc.
	Three months	Six months	April 25, 2008
	ended	ended	through
	June 30, 2009	June 30, 2009	June 30, 2008
Net income	$14,436	$39,117	$25,764

Basic weighted-average common shares outstanding	75,017	74,996	74,843
Add: Dilutive effect of non-vested restricted common stock	13	10	135
Add: Dilutive effect of stock options outstanding	—	—	—

Diluted weighted-average common shares outstanding	75,030	75,006	74,978

Earnings per share:
Basic	$0.19	$0.52	$0.34
Diluted	$0.19	$0.52	$0.34

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of June 30, 2009, and December 31, 2008, respectively (in thousands):

	June 30, 2009	December 31, 2008
Product inventory	$46,581	$34,337
In-process mineral inventory	6,075	5,619
Current parts inventory	10,567	9,362
Total current inventory	63,223	49,318
Long-term parts inventory	4,237	3,973
Total inventory	$67,460	$53,291

Parts inventories are shown net of any required reserves.  No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

“Property, plant and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

			Range of useful
			lives (years)
	June 30, 2009	December 31, 2008	Lower Limit	Upper Limit
Buildings and plant	$34,942	$21,357	4	25
Machinery and equipment	84,451	62,599	3	25
Vehicles	6,340	5,905	3	7
Office and other equipment	1,626	251	2	7
Computers	1,129	1,033	2	5
Software	2,579	2,379	3	5
Leasehold improvements	5,277	123	7	10
Ponds and land improvements	3,748	2,894	5	25
Construction in progress	69,919	68,739
Land	24	24
Accumulated depreciation	(33,332)	(26,514)
	$176,703	$138,790

Mineral properties and development costs	$38,147	$31,798	10	25
Construction in progress	2,199	4,813
Accumulated depletion	(6,771)	(6,367)
	$33,575	$30,244

Water rights in “Other Assets”	$2,670	$2,670	25	25
Accumulated depletion	(122)	(105)
	$2,548	$2,565

“Mineral properties and development costs” include mineral properties associated with the presently idled HB mine, with accumulated costs to date of approximately $1.5 million as of June 30, 2009, and December 31, 2008.  Therefore, no depletion is currently being recognized on this property, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs.  Intrepid is actively seeking permitting from the Bureau of Land Management and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to its operations in Moab.

Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three months	Six months	April 25, 2008	April 1, 2008	January 1, 2008
	ended	ended	through	through	through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Depreciation	$3,804	$6,874	$1,696	$571	$2,694
Depletion	223	421	174	124	555
Amortization	55	111	44	16	96
Accretion	173	341	115	42	198
Total incurred	$4,255	$7,747	$2,029	$753	$3,543

Note 8—DEBT

Intrepid’s senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million.  The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries.  Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries.

The senior credit facility contains certain covenants customary for financings of this type, including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates.  The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0.  The senior credit facility also contains events of default customary for financings of this type, including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance.  Intrepid was in compliance with all covenants with respect to the senior credit facility on June 30, 2009.

Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest	Weighted Average
	(In thousands)	Interest Rate
2009
For the three months ended June 30, 2009	$—	N/A
For the six months ended June 30, 2009	$—	N/A

2008
For the period from April 25, 2008 through June 30, 2008	$—	N/A
For the period from April 1, 2008 through April 24, 2008	$11	5.2%
For the period from January 1, 2008 through April 24, 2008	$52	6.4%

Note 9—ASSET RETIREMENT OBLIGATION

Intrepid recognizes an estimated liability for future costs associated with the abandonment of its mining properties.  A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

Intrepid’s asset retirement obligation is based on the estimated cost to abandon the mining operations, the economic life of the properties, and federal and state regulatory requirements.  The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs.  The credit-adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9 percent to 8.5 percent.  Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three months	Six months	April 25, 2008	April 1, 2008	January 1, 2008
	ended	ended	through	through	through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Asset retirement obligation—beginning of period	$8,306	$8,138	$7,977	$7,935	$7,779
Changes in estimated obligations	187	187	—	—	—
Accretion of discount	173	341	115	42	198
Total asset retirement obligation—end of period	$8,666	$8,666	$8,092	$7,977	$7,977

The undiscounted amount of asset retirement obligation is $31.3 million as of June 30, 2009, and there are no payments expected to take place in the next five succeeding years.

Note 10—COMPENSATION PLANS

Cash Bonus Plan—Intrepid has a cash bonus plan that allows participants to receive varying percentages of their aggregate base salary.  Any awards under the cash bonus plan are based on a variety of elements related to Intrepid’s performance in certain production, operational, financial, and other areas.  Intrepid accrues cash bonus expense related to the current year’s performance.  There is approximately $1.5 million of expense accrued for the year-to-date period ended June 30, 2009.

Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid’s stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”).  Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock and non-qualified stock option awards under the 2008 Plan.  As of June 30, 2009, there were a total of 251,350 shares of non-vested restricted common stock outstanding and 174,229 outstanding stock options.  As of June 30, 2009, there were approximately 4.4 million shares of common stock that remain available for issuance under the 2008 Plan.

Common Stock

Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 2,300 shares of common stock in May 2009 to each of the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s 2010 annual stockholders’ meeting.  These shares of common stock were granted without restrictions and vested immediately.

Non-vested Restricted Shares of Common Stock

Under the 2008 Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants.  The awards contain service conditions associated with continued employment.  In the case of awards issued to consultants, there was a requirement of continued engagement with Intrepid through the time of vesting.  All awards to consultants vested fully in January 2009.  There are no performance or market conditions associated with these awards.  The terms of the non-vested restricted common stock awards provide voting and dividend rights to the holders of such awards.  Upon vesting, the restrictions on the shares of common stock lapse, and they are considered issued and outstanding.

Through June 30, 2009, there have been multiple grants of non-vested restricted common stock, beginning with grants made at the time of the IPO that were valued at the IPO price of $32.00 per share.  The grants made at the time of the IPO either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or vest on a graded schedule through February 2011, in the case of the grant made to one executive officer.  The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid’s long-term business plan.  Additionally, awards have been made from time-to-time to newly-hired employees; these awards have typically had a three to four year vesting schedule.

In the first quarter of 2009, the Compensation Committee of the Board of Directors approved awards of non-vested restricted common stock to some of Intrepid’s executive management and other management-level employees under an annual awards program.  The measurement of fair value for these awards was determined using the closing stock price for Intrepid’s common stock on the grant date.  These awards vest one-third on each of the first three anniversary dates of the grant.

In measuring compensation expense from the grant of shares of non-vested restricted common stock, SFAS 123(R) requires companies to estimate the fair value of the award on the grant date.  Compensation expense is recorded monthly over the vesting period of the award.  Total compensation expense related to the non-vested restricted common stock awards for the three and six months ended June 30, 2009, was $0.7 million and $1.0 million, respectively.  Such amounts were net of estimated forfeiture adjustments.  As of June 30, 2009, there was $6.8 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards.  The unrecognized compensation expense is being amortized through 2012.

A summary of the status and activity of non-vested restricted common stock for the period from December 31, 2008, to June 30, 2009, is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted common stock, at beginning of period	475,733	$32.35
Granted	71,284	$20.66
Vested	(238,026)	$32.43
Forfeited	(57,641)	$32.00
Non-vested restricted common stock, at end of period	251,350	$29.03

Non-qualified Stock Options

Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of non-qualified stock options in the first quarter of 2009 to some of Intrepid’s executive management and other management-level employees under an annual award program.  These stock options vest one-third on each of the three anniversary dates of the grant.  Each option has an exercise price of $20.80 per share for Intrepid’s common stock and a ten year option life.  In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.  The following assumptions were used to compute the weighted-average fair market value of options granted during the period presented.

Six months ended
June 30, 2009
Risk free interest rates	1.8%-2.0%
Dividend yield	—
Estimated volatility	44%
Expected option life	5 years

Intrepid’s computation of the estimated volatility is based on the historic volatility of a peer company’s common stock over the expected option life.  The peer company selected had volatility that was highly correlated to Intrepid’s common stock from the date of the IPO to the dates of grant.  This proxy was utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor.  The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards.  The risk free interest rates for periods that matched the option award’s expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

For the three and six months ended June 30, 2009, Intrepid recognized stock-based compensation related to stock options of approximately $108,000 and $144,000, respectively.  As of June 30, 2009, there was $1.3 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options.  The unrecognized compensation expense is being amortized through 2012.  SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options.  None of the options have been exercised to date; therefore, no tax benefits have been recorded as of June 30, 2009, attributable to exercised options.  A deferred tax asset, however, has been recorded related to the difference in timing of expense for financial reporting and income tax purposes.

A summary of Intrepid’s stock option activity for the six months ended June 30, 2009, is as follows:

		Weighted-Average	Aggregate	Weighted Average	Weighted Average
		Exercise	Intrinsic	Remaining	Grant-Date
	Shares	Price	Value (1)	Contractual Life	Fair Value
Outstanding non-qualified stock
options, at beginning of period	—	$—			$—
Granted	174,229	$20.80			$8.39
Exercised	—	$—			$—
Forfeited	—	$—			$—
Outstanding non-qualified stock
options, at end of period	174,229	$20.80	$716,136	9.7 years	$8.39

Vested or expected to vest, end
of period	161,974	$20.80	$670,864	9.7 years	$8.38

Exercisable non-qualified stock
options, at end of period	—	N/A	$—	N/A	N/A

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price.

Note 11—INCOME TAXES

Intrepid’s income tax provision is comprised of the elements below.  The amounts related to Mining prior to April 25, 2008, include the activity of Intrepid when it was a subsidiary of Mining.  A summary of the provision for income taxes is as follows (in thousands):

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three months	Six months	April 25, 2008	April 1, 2008	January 1, 2008
	ended	ended	through	through	through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Current portion of income tax expense:
Federal	$1,455	$8,377	$6,483	$—	$—
State	265	1,809	859	—	—
Deferred portion of income tax expense (benefit)	11,303	18,033	8,849	—	(4)
Total income tax expense (benefit)	$13,023	$28,219	$16,191	$—	$(4)

A summary of the components of the net deferred tax assets as of June 30, 2009, and December 31, 2008, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Current deferred tax assets (liabilities):
Prepaid expenses	$(648)	$(2,025)
Unrealized loss	1,015	—
Other	352	3,247
Total current deferred tax assets	719	1,222
Non-current deferred tax assets:
Property, plant, equipment and mineral properties	300,499	317,413
Asset retirement obligation	3,397	3,311
Other	6,456	6,917
Total non-current deferred tax assets	310,352	327,641
Total deferred tax asset	$311,071	$328,863

Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes.  The difference is primarily due to the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  As discussed in more detail below, the change in the state tax rate is a consequence of changes in the apportionment factors applicable to Intrepid.  A decrease of Intrepid’s blended state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement.  Conversely, an increase in Intrepid’s blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid’s deferred tax benefit.  Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.  A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three months	Six months	April 25, 2008	April 1, 2008		January 1, 2008
	ended	ended	through	through		through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008		April 24, 2008
Federal taxes at statutory rate	$9,611	$23,568	$14,684	$—		$(4)
Add:
State taxes, net of federal benefit	1,068	2,852	1,945	—		—
State tax rate change due to change in apportionment factor	2,126	564	(485)	—		—
Other	218	1,235	47	—		—
Net expense (benefit) as calculated	$13,023	$28,219	$16,191	$—		$(4)

Effective tax rate	47.4%	41.9%	38.6%	—	% *	—	% *

*
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

Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.  The estimated statutory income tax rates that are applied to Intrepid’s current and deferred income tax calculations are impacted most significantly by the states in which Intrepid is doing business.  Changing business conditions for normal business transactions and operations, as well as changes to enacted tax rates, potentially alter the apportioned state tax factors used in Intrepid’s income tax calculations.  These changes to apportioned state tax factors in turn will result in changes being applied prospectively to Intrepid’s current period income tax rate and the valuation of its deferred tax assets and liabilities.  The effects of any such changes are recorded in the period of the adjustment.  Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.

In the second quarter of 2009, such an adjustment occurred due to a change in the states in which Intrepid is doing business.  The result of the changes in the second quarter of 2009 was a reduction in the income tax rates applicable in the current period, resulting in the relative lowering of income tax expense for the accounting period, as well as a reduction of the deferred income tax asset driven by applying the lower estimated blended income tax rate that was applied to value the deferred tax items.  The changes for the year and second quarter of 2009 are reflected above as “state tax rate change due to change in apportionment factor.”  It is anticipated that such adjustments will also occur in future periods; and, as a result, management’s estimate of the value of the deferred income tax asset may fluctuate from period to period.

Note 12—COMMITMENTS AND CONTINGENCIES

Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico.  This agreement is cancelable with thirty days written notice.

In 2004, Wendover and Envirotech Services, Inc. (“ESI”) entered into a sales agreement appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization.  This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred.  Sales prices were specified to ESI in the agreement subject to cost-based escalators.  Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale.  Such excess profits are determinable after ESI’s fiscal year end in September; Intrepid estimates and recognizes earned excess profits each quarter.

Reclamation Deposits, Surety Bonds, and Sinking Fund—Surety bonds were provided to the State of Utah and the Bureau of Land Management (“BLM”) for Moab reclamation through an agreement between Intrepid and an insurance company (“Insurer”).  The terms of the surety agreement include provisions governing the operation of the Moab mine; provide the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; require the establishment and maintenance of a sinking fund; and require payment of an annual 1.5 percent premium.  The sinking fund, a restricted deposit securing Moab’s expected reclamation liability, is included within other long-term assets and had a balance of approximately $1.9 million and $1.8 million as of June 30, 2009, and December 31, 2008, respectively.  Intrepid has engaged a third-party to manage the sinking fund investments.  Unrealized gains and losses recognized in the statements of income on the marketable securities held for trade by the sinking fund were as follows for the periods presented (in thousands):

Unrealized
Gain (Loss)
2009
For the three months ended June 30, 2009	$237
For the six months ended June 30, 2009	$84

2008
For the period from April 25, 2008 through June 30, 2008	$(148)
For the period from April 1, 2008 through April 24, 2008	$75
For the period from January 1, 2008 through April 24, 2008	$(135)

Intrepid had reclamation security deposits outstanding for the NM and HB facilities of $0.7 million at both June 30, 2009, and December 31, 2008.  Security deposits related to the Wendover facility of $0.3 million were outstanding at both June 30, 2009, and December 31, 2008.  These restricted deposits were included within “Other” long term assets.  Intrepid has included its estimate for Wendover’s reclamation costs in its calculation of the asset retirement obligation; however, the bonding requirement has not yet been increased from the $0.3 million, as regulatory approval of the reclamation plan has not been received.  Intrepid is in the process of replacing security instruments held by federal and state governments as bonds against its reclamation liabilities.

As of June 30, 2009, and December 31, 2008, letters of credit in the amount of $0.1 million issued through U.S. Bank to the State of Utah were outstanding as security on certain Moab and Wendover obligations.  Letters of credit reduce the amount available to borrow under Intrepid’s line of credit on a dollar-for-dollar basis.  Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees’ health care costs.  The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements.  The medical-claims liability, included in accrued liabilities, was approximately $0.8 million as of June 30, 2009, and $0.5 million as of December 31, 2008.

Legal—Intrepid is periodically subject to litigation.  Intrepid has determined that there are no material claims outstanding as of June 30, 2009, and has provided for any estimated amounts outstanding.

Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

Rental and lease expenses follow for the indicated periods (in thousands):

2009
For the three months ended June 30, 2009	$1,502
For the six months ended June 30, 2009	$3,017

2008
For the period from April 25, 2008 through June 30, 2008	$1,020
For the period from April 1, 2008 through April 24, 2008	$328
For the period from January 1, 2008 through April 24, 2008	$1,684

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS

Intrepid is exposed to global market risks, including the effect of changes in commodity prices, interest rates, and the impact of foreign currency exchange rates, and uses derivatives to manage financial exposures that occur in the normal course of business.  Intrepid does not enter into or hold derivatives for trading purposes.  While all derivatives are used for risk management purposes, and were originally entered into as economic hedges, they have not been designated as hedging instruments under SFAS 133.

Interest Rates

Mining historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts.  Mining’s forward LIBOR-based contracts reduced its risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt.  Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from Mining pursuant to the Exchange Agreement.

A tabular presentation of the outstanding interest rate derivatives as of June 30, 2009, follows:

Termination Date	Notional Amount	Weighted-Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

Natural Gas

From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts.  Intrepid’s forward purchase contracts reduce Intrepid’s risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas.  Intrepid had no natural gas derivative contracts outstanding at June 30, 2009.

The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	June 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Current liabilities	$1,584	Current liabilities	$1,439
Interest rate contracts	Long-term liabilities	1,601	Long-term liabilities	2,673
Natural gas contracts	Current liabilities	—	Current liabilities	287
Total derivatives not designated as hedging instruments under SFAS 133		$3,185		$4,399

The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

					Intrepid Mining LLC
		Intrepid Potash, Inc.			(Predecessor)
Derivatives not designated as	Location of Gain or (Loss)	Three months	Six months	April 25, 2008	April 1, 2008	January 1, 2008
hedging instruments under	Recognized in Income on	ended	ended	through	through	through
SFAS 133	Derivative	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Interest rate contracts:
Realized gain (loss)	Interest expense	$(365)	$(634)	$(205)	$—	$76
Unrealized gain (loss)	Interest expense	$716	$928	$471	$1,028	$(439)
Total gain (loss)	Interest expense	$351	$294	$266	$1,028	$(363)

Natural gas contracts:
Realized loss	Cost of goods sold	$(130)	$(448)	$—	$—	$—
Unrealized gain	Cost of goods sold	$130	$287	$—	$—	$—
Total loss	Cost of goods sold	$—	$(161)	$—	$—	$—

Please see Note 14—Fair Value Measurements for a description of how the above financial instruments are valued in accordance with SFAS 157, Fair Value Measurements (“SFAS 157”).

Credit Risk

Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts.  Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely.  U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at June 30, 2009, with respect to these interest rate derivative contracts, counterparty risk is not applicable.  There were no derivative instruments with credit-risk-related contingent features at June 30, 2009.

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

•	Level 1—Quoted prices in active markets for identical assets and liabilities.

•
Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Significant inputs to the valuation model are unobservable.

The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Bond sinking fund investments	$1,825	$55	$—
Net accrued derivative liability	—	(3,185)	—
Total	$1,825	$(3,130)	$—

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement.  Below is a general description of Intrepid’s valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

Intrepid’s bond sinking fund investments include marketable securities held for trade, all of which are valued using Level 1 inputs (quoted prices on nationally recognized securities exchanges), with the exception of government agency securities that are valued using Level 2 inputs.  The third-party that Intrepid has engaged to manage the bond sinking fund investments uses Interactive Data Corporation (“IDC”) as a pricing source for the government agency securities.  IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps.  This valuation is performed using a pricing model that calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable.  These instruments are allocated to Level 2 of the SFAS 157 fair value hierarchy because the critical inputs to this model, including the relevant market values, yields, forward prices, and the known contractual terms of the instrument, are readily observable.  The considered factors result in an estimated exit price for each asset or liability under a marketplace participant’s view.  Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract.  Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality.  Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument.  A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality.  Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate.  Although Intrepid has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives utilizes Level 3 inputs.  These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives.  As of June 30, 2009, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives.  Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 15—FUTURE EMPLOYEE BENEFITS

Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement with Potash Corp. of Saskatchewan, Inc. (“PCS”) in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan.  Pursuant to the terms of the Moab Purchase Agreement, employees transferring from PCS to Intrepid were granted credit under the Pension Plan for their prior service with PCS and for the benefits they had accrued under the PCS pension plan, and approximately $1.5 million was transferred from PCS’s pension to the Pension Plan to accommodate the recognition of such prior service and benefits.  In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits.  However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.  Intrepid expects to contribute $168,000 to the Pension Plan in 2009, $60,000 of which has been paid through June 30, 2009.

The components of the net periodic pension expense are set forth below (in thousands):

				Intrepid Mining LLC
	Intrepid Potash, Inc.			(Predecessor)
	Three months	Six months	April 25, 2008	April 1, 2008	January 1, 2008
	ended	ended	through	through	through
	June 30, 2009	June 30, 2009	June 30, 2008	April 24, 2008	April 24, 2008
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—
Interest cost	50	100	35	13	61
Expected return on assets	(35)	(70)	(32)	(8)	(56)
Amortization of transition obligation/(asset)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—
Amortization of actuarial loss	27	54	6	2	10
Net periodic benefit cost	$42	$84	$9	$7	$15

Note 16—PROPERTY INSURANCE SETTLEMENTS

In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico.  The warehouse had an insignificant book value.  Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid’s insurance policies at replacement value, less a $1 million deductible.  Through June 30, 2009, Intrepid had received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this was received in March 2009 and has been reported as a deferred liability at June 30, 2009, pending the insurer’s final agreement to the related claims.  The previous receipts of $22.4 million net of property losses were recognized as “Insurance settlements in excess of property losses” in 2008 and prior periods, upon final settlement with the insurer.  Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as claims are accepted and settled by the insurer.

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

     Airplane Use Policy.  Under Intrepid’s aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed personal use of Intrepid’s plane.  Any personal use of aircraft may be taxable to the executive officer as a “fringe benefit” under Internal Revenue Service (“IRS”) regulations.  Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d).  Personal use of the airplane was calculated based on occupied seat miles, rather than flight miles, based on IRS regulations.  Flight segments may have passengers for both personal and business purposes.  Each seat occupied for personal use was multiplied by the flight segment miles to calculate the percentage of flight time reported as personal use pursuant to IRS regulations.

An entity formed in May 2008 known as BH Holdings LLC (“BH”), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with Intrepid to allow Intrepid use of an aircraft owned by BH for Intrepid business purposes.  Additionally, on January 9, 2009, a dry-lease arrangement by and between Intrepid and Intrepid Production Holdings LLC (“IPH”), which is indirectly owned by Mr. Jornayvaz, became effective to allow Intrepid use of an aircraft owned by IPH for Intrepid business purposes.  Both dry-lease rates and dry-lease arrangements were approved by Intrepid’s Audit Committee.

In the three and six month periods ended June 30, 2009, Intrepid incurred dry-lease charges of $160,000 and $222,000, respectively, for BH and $370,000 and $557,000, respectively, for IPH.  As of June 30, 2009, and December 31, 2008, accounts payable balances due to BH were $40,000 and $26,000, respectively.  As of June 30, 2009, and December 31, 2008, accounts payable balances due to IPH were $94,000 and $0, respectively.

Sublease of Office Space from Intrepid.  Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of its headquarters office space to these entities.  The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz and his wife are trustees.  The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases its office space.  IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space.  The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of one hundred twenty-three (123) months.  As of June 30, 2009, and December 31, 2008, there were related party accounts receivable balances from IPC and LARRK Foundation for $11,000 and $3,000, respectively, related to these arrangements.

The future minimum lease payments to be made by IPC to Intrepid for the next five years and thereafter are presented below (in thousands):

Q3-Q4 2009	$33
2010	$69
2011	$71
2012	$73
2013	$75
2014	$78
Years 2015 - 2019	$365
Years 2009 - 2019	$764

The future minimum lease payments to be made by the LARRK Foundation to Intrepid for the next five years and thereafter are presented below (in thousands):

Q3-Q4 2009	$4
2010	$9
2011	$10
2012	$10
2013	$10
2014	$10
Years 2015 - 2019	$49
Years 2009 - 2019	$102

Transition Services Agreement.  On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC (“IOG”), and Intrepid Potash—Moab, LLC executed a Transition Services Agreement.  Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title and engineering services in connection with IOG’s oil and gas venture.  Effective April 25, 2009, the term of the Transition Services Agreement was extended until April 24, 2010, and IOG paid a $50,000 deposit for future services, of which $37,000 remained as of June 30, 2009.  The services provided by Intrepid to IOG are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days.

      Relationship with Quinn & Associates, P.C.  Patrick A. Quinn, who served as Mining’s former Interim Chief Financial Officer until March 24, 2008, is an independent contractor and performs services for us through the accounting firm of Quinn & Associates, P.C. (“Q&A”) of which he is the primary owner.  The services performed by Mr. Quinn related to contract accounting and consulting services.  Q&A has not provided any attest services to Intrepid, its subsidiaries or any predecessor entity at any time.  Q&A billed Intrepid based on actual hours incurred and at standard hourly rates.  Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is not considered a related party to Intrepid.  For the period from January 1, 2008, through April 24, 2008, Q&A’s billings to Mining were $0.2 million.

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

During December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  This new standard requires new disclosures only, and will have no impact on Intrepid’s consolidated financial statements.  These new disclosures will be required for Intrepid in its 2009 Annual Report on Form 10-K.

During May 2009, the FASB issued SFAS 165, Subsequent Events.  SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Intrepid adopted SFAS 165 in the second quarter of 2009, and there was no impact on its consolidated financial statements.

During June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 will become effective in the third quarter of 2009 and will not have an impact on Intrepid’s consolidated financial statements.

Item 1A.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

You should read this unaudited pro forma consolidated financial information together with the other information contained in this Quarterly Report on Form 10-Q, as well as information contained in Intrepid’s Annual Report filed on Form 10-K for the year ended December 31, 2008, and with its unaudited historical financial statements and the notes thereto included elsewhere in this document.  This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties.  Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

The following unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2008, present the consolidated results of operations of Intrepid and assume that the Formation Transactions (including the initial public offering of Intrepid, or IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions, all of which are discussed in detail in Intrepid’s Annual Report on Form 10-K for the year ended December 31, 2008, occurred at the beginning of the period indicated below.  The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid’s operating results.  The pro forma statements of operations do not include the full impact of additional administrative costs associated with being a public company which are estimated to be between $2 and $3 million per year, not including the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO.  The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

The pro forma adjustments result from:

•	the issuance of shares in connection with the IPO;

•	the non-vested restricted common stock grants entered into in connection with the completion of the IPO;

•	the completion of the financing transaction, pursuant to which all the balances outstanding under Mining’s credit agreement were repaid on the date of closing on April 25, 2008; and

•	an income tax provision to account for Intrepid’s status as a taxable entity.

The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the periods presented.  The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the IPO and the Formation Transitions including the Exchange Agreement had occurred on January 1, 2008.  In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid’s results of operations for these periods.  The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Pro Forma Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2008

(In thousands, except share and per share amounts)

		Intrepid Mining LLC
	Intrepid Potash, Inc.	(Predecessor)			Pro Forma
	April 25, 2008	April 1, 2008			Adjusted for the
	through	through	Pro Forma		Three months ended
	June 30, 2008	April 24, 2008	Adjustments		June 30, 2008
Sales	$80,162	$25,019	$—		$105,181
Less:
Freight costs	3,537	2,187	—		5,724
Warehousing and handling costs	1,240	435	—		1,675
Cost of goods sold	27,951	10,186	120	(1)	38,257
Gross Margin	47,434	12,211	(120)		59,525

Selling and administrative	5,313	1,492	633	(1)	7,438
Accretion of asset retirement obligation	115	42	—		157
Other	298	(9)	—		289
Operating Income	41,708	10,686	(753)		51,641

Other Income (Expense)
Interest expense, including derivatives	186	629	386	(2)	1,201
Interest income	268	—	—		268
Insurance settlements in excess of
property losses	(32)	—	—		(32)
Other income (expense)	(175)	123	—		(52)
Income Before Income Taxes	41,955	11,438	(367)		53,026
Income Tax Expense	(16,191)	—	(4,389)	(3)	(20,580)
Net Income	$25,764	$11,438	$(4,756)		$32,446

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124
Diluted	74,977,793		11,731	(4)	74,989,524
Earnings Per Share:
Basic	$0.34				$0.43
Diluted	$0.34				$0.43

Pro Forma Consolidated Statements of Operations (Unaudited)

Six Months Ended June 30, 2008

(In thousands, except share and per share amounts)

		Intrepid Mining LLC
	Intrepid Potash, Inc.	(Predecessor)			Pro Forma
	April 25, 2008	January 1, 2008			Adjusted for the
	through	through	Pro Forma		Six months ended
	June 30, 2008	April 24, 2008	Adjustments		June 30, 2008
Sales	$80,162	$109,420	$—		$189,582
Less:
Freight costs	3,537	12,359	—		15,896
Warehousing and handling costs	1,240	2,235	—		3,475
Cost of goods sold	27,951	48,647	546	(1)	77,144
Gross Margin	47,434	46,179	(546)		93,067

Selling and administrative	5,313	6,034	2,973	(1)	14,320
Accretion of asset retirement obligation	115	198	—		313
Other	298	5	—		303
Operating Income	41,708	39,942	(3,519)		78,131

Other Income (Expense)
Interest expense, including derivatives	186	(2,456)	2,038	(2)	(232)
Interest income	268	23	—		291
Insurance settlements in excess of
property losses	(32)	6,998	—		6,966
Other expense	(175)	(14)	—		(189)
Income Before Income Taxes	41,955	44,493	(1,481)		84,967
Income Tax (Expense)Benefit	(16,191)	4	(17,050)	(3)	(33,237)
Net Income	$25,764	$44,497	$(18,531)		$51,730

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124
Diluted	74,977,793		54,949	(4)	75,032,742
Earnings Per Share:
Basic	$0.34				$0.69
Diluted	$0.34				$0.69

Notes to the Pro Forma Consolidated Statements of Operations:

(1)
In conjunction with the closing of the IPO, Intrepid issued 472,018 shares of non-vested restricted common stock awards.  The non-vested restricted common stock awards vest over variable periods.  The following adjustments reflect the incremental stock compensation expense that would have been recorded to cost of sales and selling and administrative expense for the period presented assuming the transaction closed as of January 1, 2008 (in thousands):

	Cost of goods sold	Selling and administrative
Three months ended June 30, 2008	$120	$633
Six months ended June 30, 2008	$546	$2,973

(2)
Upon closing of the IPO, all of the balances outstanding under Intrepid’s senior credit facility were repaid.  The amounts repaid were comprised of $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement; and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO.  As a result, $1.7 million was the adjustment related to the elimination of interest expense associated with any outstanding balances for the period presented assuming the transaction closed as of January 1, 2008.

(3)
Represents the adjustment necessary for the respective periods to record estimated federal and state income taxes on the income of the predecessor entity had Mining been a taxable entity during the period.  The assumed tax rate is the statutory tax rate of 39.6 percent, not adjusted for any permanent differences.

(4)
The weighted average share count adjustment was based on evaluation of the pro forma basic and diluted share amounts assuming the shares issued at the IPO and the non-vested restricted common stock awards were issued on January 1, 2008.  The treasury stock method was applied to the diluted weighted share calculation for the period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict.  All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition.  In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology.  Forward-looking statements are only predictions based on our current expectations and our projections about future events.  All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q.  You should not place undue reliance on these forward-looking statements.  We undertake no obligation to update any of these forward-looking statements for any reason.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements.  These risks and uncertainties include changes in the price of potash or Intrepid Trio™; operational difficulties at our facilities; changes in demand and/or supply for potash or Intrepid Trio™; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including but not limited to the development of the HB Mine as a solution mine; changes in the prices of our raw materials, including but not limited to the price of natural gas; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including but not limited to environmental and mining regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; continued disruption in credit markets; and governmental policy changes that may adversely affect our business.  These factors also include the matters discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this Quarterly Report on Form 10-Q.

The historical financial data discussed below prior to the completion of the initial public offering of Intrepid Potash, Inc. reflects the historical results of operations and financial position of Intrepid Mining LLC as a predecessor entity.  Accordingly, historical financial data does not, unless otherwise noted, give effect to the completion of the initial public offering of Intrepid Potash, Inc. or the exchange transaction between Intrepid Potash, Inc. and Intrepid Mining LLC.

Unless expressly stated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” and “Intrepid” refer to Intrepid Potash, Inc. and its subsidiaries.  References to “Mining” refer to Intrepid Mining LLC, our predecessor. Unless expressly stated otherwise or the context otherwise requires, references to “tons” in this Quarterly Report on Form 10-Q refer to short tons.  One short ton equals 2,000 pounds.  One metric ton, which many of our international competitors use, equals 2,204.68 pounds.

Overview

Our Company

We are the largest producer of muriate of potash (MOP, potassium chloride or potash) in the United States and are dedicated to the production and marketing of potash and langbeinite (sulfate of potash magnesia), another mineral containing potassium.  Our revenues are generated exclusively from the sale of potash and langbeinite.  We market our langbeinite under the name of Intrepid Trio™.  Potassium is one of the three primary nutrients essential to plant formation and growth.  We are one of two producers of langbeinite, a low-chloride fertilizer that is well suited for chloride-sensitive agricultural products.  We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.  We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually.  We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.  Since 2005, we have supplied, on average, approximately 1.6 percent of world potash consumption and 9.2 percent of U.S. consumption annually.

We routinely post important information about us on our website under the Investor Relations tab.  Our website address is www.intrepidpotash.com.

Our asset base was built through the acquisition first of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004.  We assembled these assets after observing that the Moab mine sold potash into the same geographic regions as the Carlsbad, New Mexico and Wendover, Utah mines.  We recognized that acquiring assets in those areas could allow for consolidated marketing efforts and effect operating synergies.

Intrepid was incorporated in the state of Delaware on November 19, 2007 for the purpose of continuing the business of Mining in corporate form after Intrepid’s initial public offering (“IPO”).  On April 25, 2008, Intrepid closed its IPO by selling 34,500,000 shares of common stock at $32.00 per share.  Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs.  Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, its predecessor.  Since April 25, 2008, Mining’s ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining.  On April 25, 2008, pursuant to the Exchange Agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of Intrepid’s common stock and approximately $757.4 million of the net proceeds of the IPO.  For more information concerning our IPO and Formation Transactions, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Overview—Our Company contained in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Presentation of Information

The activity presented for and after April 25, 2008, is for Intrepid, and all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity.  The results of operations data for the three and six months ended June 30, 2009, the period April 25, 2008, through June 30, 2008 (the successor periods), and the balance sheet data as of June 30, 2009, presented herein, were derived from the unaudited consolidated financial results of Intrepid.  Balance sheet data as of December 31, 2008, was derived from Intrepid’s audited consolidated financial statements.  The results of operations data for the 24-day period from April 1, 2008, through April 24, 2008, and the 115-day period from January 1, 2008, through April 24, 2008 (the predecessor periods), presented herein, were derived from the historical financial statements of Mining.  The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period.  The historical financial data of Mining may not be indicative of Intrepid’s future performance nor will such data reflect what Intrepid’s financial position and results of operations would have been had Mining operated as an independent, publicly-traded company during the historical periods presented.

Pro forma consolidated results of operations data are presented and discussed within this management discussion and analysis to provide meaningful information for comparison purposes.  Analytical information for non-comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence.  We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Securities Exchange Act of 1934, as amended.  The pro forma adjustments relate only to additional expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the period related to Mining since it was a limited liability company plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share.  Because the same assets were utilized in Mining and Intrepid before and after Intrepid’s IPO and since there was no material activity in Intrepid from its formation in November 2007 until the closing of the IPO on April 25, 2008, there are no adjustments necessary to the production or sales results of the periods related to Mining in order to create a comparative quarterly and six month presentation for 2008.  Because of this, discussion of quarterly and six month comparative operating statistics is unaffected, and the actual historical results of the successor and predecessor periods are presented.

Our Products and Markets

Our two primary products are potash, and sulfate of potash magnesia or langbeinite, which is marketed as Intrepid Trio™ and may be referred to as such throughout this document.  The majority of our revenues and gross margin are derived from the production and sales of potash.  The percentage of our sales of Intrepid Trio™ in recent quarters has increased relative to our total sales, as sales of Intrepid Trio™ have been less impacted than potash sales in the current economic environment.  The percentages of our net sales and gross margins from potash were approximately as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
2009
For the three months ended June 30, 2009	78%	82%
For the six months ended June 30, 2009	82%	86%

2008
For the period from April 25, 2008 through June 30, 2008	92%	95%
For the period from April 1, 2008 through April 24, 2008	90%	92%
For the period from January 1, 2008 through April 24, 2008	86%	93%

Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas drilling, and the animal feed market as a nutrient.  Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas exploration areas in the Rocky Mountains and the Permian Basin.  We do, however, have domestic sales that go into the southeastern and eastern United States.  Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.  Demand for granular potash declined in the fall of 2008 due primarily to the interaction of potash prices being held at then historically high levels combined with the economic backdrop of falling prices for agricultural commodities.  Variability in other input costs for the farm producer, as well as uncertainty resulting from the current U.S. and global financial market conditions, were also contributing factors.  This relative decrease in demand has continued through the second quarter of 2009 as many farmers deferred their fertilizer purchases in the spring of 2009.

This downturn continues to affect our sales volumes.  Similar to the previous two quarters, our second quarter 2009 sales of potash were less than half of our historical quarterly sales volumes.  We have also experienced a decline in demand for our standard potash as falling oil and gas prices have resulted in the curtailment of some drilling programs, and the prevailing price of potash has resulted in some drillers experimenting with alternatives to standard potash or attempting to forego the use of potash in the drilling and fracturing of their wells.

We believe that agricultural demand for fertilizers in the long-term will track population growth, meat consumption, and biofuel production, but demand may remain contracted during the current period of price and economic uncertainty.  Our long-term view is based on data generated by the U.S. Geological Survey showing that over the past twenty-five years the domestic apparent consumption for potash has averaged 10 million short tons with annual volatility of less than 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors.  While it appears that the 2009 demand in the United States will be substantially below the 10 million short ton average, we believe domestic apparent consumption will eventually return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production.  We recognize, however, that farmers may continue to defer potash purchases as a reaction to the price of potash until their soil fertility suffers unacceptable declines in potassium.

In the last weeks of July 2009, there have been several public announcements by global potash producers announcing lower pricing contracts for large volumes of product to be shipped into India.  Additionally, the posted prices of several North American potash producers have been reduced by approximately $300 per short ton.  The change in posted prices is not as dramatic as one might think at first look since the market had already largely moved to these prices over the last few months.  To remain competitive, we have adjusted our red granular potash price to $482 per short ton FOB Carlsbad effective July 27, 2009.  These pricing announcements relate to periods that typically would include the upcoming fall application season for fertilizer.  It is unknown if the sales of potash in the United States will increase compared to recent quarters as a result of the lowering of price, but that is a possibility.  It is also possible that the lower prices for potash will not stimulate demand, as farm producers may continue to choose to limit their potash applications for a period of time and our customers may choose to keep their inventories low until potash prices stabilize.

Industrial demand for our standard product will likely correlate with oil and gas pricing and therefore drilling activity in the long-term, which may not recover meaningfully in 2009.  In the event the demand for our standard product does not recover with industrial demand, we have the ability to convert some of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial product into granular form.

The feed component of our markets has increased on a relative basis, as we generally have not seen a downturn in that market.  The percentages of our potash sales volumes for all of our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2009
For the three months ended June 30, 2009	63%	20%	17%
For the six months ended June 30, 2009	62%	21%	17%

2008
For the period from April 25, 2008 through June 30, 2008	63%	29%	8%
For the period from April 1, 2008 through April 24, 2008	62%	30%	8%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%

We are one of only two companies in the world that have economic reserves of langbeinite and produce sulfate of potash magnesia (Intrepid Trio™), the other being The Mosaic Company.  We began producing and marketing Intrepid Trio™ in late 2005 and are working to expand our production of this product to meet increasing demand.  Intrepid Trio™ is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient.  We market Intrepid Trio™ throughout the world through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside North America.  Sales of Intrepid Trio™ on an international basis tend to be larger bulk shipments; therefore, we see some variability in our sales volumes from period to period.  Despite the overall decrease in demand for our products, the export business for Intrepid Trio™ has continued to see solid interest due to concentrated efforts to market the product into new geographic locations, although the timing of shipments varies.  The percentages of our Intrepid Trio™ sales volumes shipped to destinations in the U.S. and exported were as follows for the indicated periods:

	U.S.A.	Export
Intrepid Trio™ only
2009
For the three months ended June 30, 2009	75%	25%
For the six months ended June 30, 2009	68%	32%

2008
For the period from April 25, 2008 through June 30, 2008	68%	32%
For the period from April 1, 2008 through April 24, 2008	90%	10%
For the period from January 1, 2008 through April 24, 2008	43%	57%

Global Factors Affecting our Results

Fertilizer Demand

Global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, grain inventories, application rates, global economic conditions, weather patterns and farm sector income.  We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future.  Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer.  Fertilizer demand is also affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries.  We believe the  fundamentals that drive fertilizer demand will continue on a long-term basis.  However, we note that the U.S. and world economic crisis has led to volatility in agricultural commodity prices, which may have an impact on the decisions farmers make related to their fertilization program.  Sales levels are well below those of a year ago, although at average prices more than one and a half times those of the second quarter of 2008.  Also, the wholesale prices of nitrogen and phosphate fertilizers, the two other primary crop nutrients, have declined due primarily to a reduction in the cost of natural gas feed-stocks required to produce those products and due to supply dynamics in those industries.  The combination of economic volatility and buyer hesitation has resulted in reduced demand for potash.  Consequently, this has resulted in, and may continue to result in, production levels of our products exceeding sales levels and the building of inventory in our warehouses until agricultural commodity prices stabilize and growers start buying potash in volumes needed to maintain yields over several crop cycles.  We believe that we can continue to carry a higher level of inventory, relative to a year ago, for a sustained amount of time given the overall capital structure of Intrepid in that we have cash and cash equivalents of $118.6 million as of June 30, 2009, no debt outstanding, and $124.9 million of available capacity under our senior credit facility.

Potash Supply

Economically recoverable potash deposits are relatively rare and are well established.  Virtually all potash is extracted from approximately twenty commercial deposits located in twelve countries.  According to Fertecon Limited, a fertilizer industry consultant, and actual data published by potash mining companies, for all of 2008, six countries (Canada, Russia, Belarus, Germany, Israel and China) accounted for approximately 87 percent of the world’s aggregate potash production.  Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors.  As reported publicly, many of the larger potash producers have curtailed production in 2009 in an effort to more closely match global demand.  Since much of the demand for potash from these producers comes from Brazil, India and China, the decrease in purchases by these countries has led to reported production declines by some of the world’s largest potash producers.  Recently, the primary fertilizer buying organization in India issued a tender offer, which resulted in a bid of $460 per metric ton, delivered to India.  This bid has since been matched by other major producers.  These recent price points may result in meaningful purchases of potash in India, Brazil, and the domestic market.  We believe that, when significant international demand does return, the Canadian, Russian, Belarusian, and German potash producers that curtailed production will recommence producing at higher rates at some of their idled plants.

Energy Demand and Cost

Energy prices and consumption affect the potash industry in several ways.  Energy policies in the United States have supported the development of biofuels, which currently rely upon agricultural products as feed stocks.  As demand and prices for these feed stocks increase (or decrease), the use of fertilizer becomes more (or less) economically attractive.  In addition, energy prices affect the global levels of oil and gas drilling, and such drilling often consumes potash as a fluid additive as a means to reduce the risk of swelling clays in the formation.  We believe that the positive benefit of potassium chloride in drilling and fracturing fluids has been well established in the oil and gas industry.  However, the number of rigs drilling for oil and gas in the western United States has declined significantly from its peak, resulting in a contraction in demand for drilling fluids.

Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions.  Changes in natural gas prices also impact the cost of processing potash.  The average cost per MMBTU of natural gas for the six months ended June 30, 2009, was lower than the average rate for the six months ended June 30, 2008, contributing to a decrease in our energy costs.  We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash by $2 to $3 per short ton, in part dependent on our volume of production.

Specific Factors Affecting our Results

Sales

Our gross sales are derived from the sales of potash and Intrepid Trio™ and are determined by the quantities of product we sell and the selling prices we realize.  We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses.  Freight costs are incurred only on a portion of our sales.  Many of our customers arrange and pay for their own freight directly.  When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery.  Our gross sales include the freight that we bill, but we do not believe gross sales provide an accurate measurement of our performance in the market due to the inclusion of freight billings for some sales at a variety of rates.  We view net sales, which are gross sales less freight costs, as the key performance indicator.  We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight costs on pricing.

Prior to the fourth quarter of 2008, the price of potash was the principal factor affecting our net sales.  More recently, the larger variable has been the volumes of our sales.  The volumes of product we sell are determined by demand for our products and by our production capabilities.  We have been actively managing our production levels in response to market demand with a view toward managing inventory levels in the near term and ensuring that our balance sheet remains strong.  Our profitability is directly linked to the sales price of our product and, to a lesser extent, to the variable cost elements associated with the price of natural gas and other commodities used in the production of potash.  The sales price of potash is influenced by agricultural demand and the prices of agricultural commodities.  A decrease in agricultural demand has resulted in reduced agricultural potash sales.  The decline in natural gas and oil prices has caused a reduction in drilling activity in the latter half of 2008 and into 2009, which has in turn led to a decline in sales of our industrial-grade potash.

We consider international prices in the determination of our selling price, and we have benefited from the weakening dollar in prior periods.  Since October 2008, the U.S. dollar has strengthened relative to the Canadian dollar, although the U.S. dollar began to weaken in the second quarter of 2009.  The potential impact of a continued strong U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars downward and still retain their local currency equivalent sales price, potentially putting downward pressure on the net realized prices we can obtain for our products.

Domestic pricing of our products is influenced by, among other things, the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations.  Any of these factors could have a positive or negative impact on the price of our products.  Average net prices realized in the last six quarters are shown below.  The net sales prices reflect gross sales revenue less freight on a per short ton basis.  The decrease in the price from the fourth quarter of 2008 to the second quarter of 2009 has been driven by an overall decrease in producer sales prices, by low demand in the market, and by the fact that during the first half of 2009 there was substantial product in distributors’ warehouses that needed to be sold.  This has resulted in increased competition for sales for the reduced market demand and has driven recent price decreases.  Much of the distributors’ inventories were reduced during the spring fertilizer season.  We have selectively sold our products in some instances, while in other cases we have rejected offers to sell at prices that we did not believe reflected the market price for our products.  We believed that the inventory in the dealer inventories had to be cleared from the distribution system in order for more market-based sales from producers to occur.  With the recent downward changes in the market price of potash and our posted price on July 27, 2009, we expect that our net realized price will decrease relative to the quarter ended June 30, 2009.

Average net sales price for the three months ended:	Potash	Intrepid Trio™
	(Per short ton)
March 31, 2008	$295	$123
June 30, 2008	$425	$188
September 30, 2008	$623	$283
December 31, 2008	$762	$323
March 31, 2009	$727	$330
June 30, 2009	$674	$338

Cost of Goods Sold

Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products.  Many of our production costs are fixed, and therefore our costs of sales per short ton are largely going to move inversely with the number of short tons we produce.  There is an element of our cost structure associated with labor and consumable operating supplies and chemicals that is variable, which makes up less than 20 percent of our cost base.  Production costs per short ton are also impacted when our production levels change such as for annual maintenance turnarounds, for mine development, or for voluntary shutdowns to manage inventory levels.  Our cash cost per short ton, net of $20 per short ton of by-product credits, in the quarter ended June 30, 2009 increased to $188 per short ton from $133 per short ton in the same three month period of 2008.  The $188 per short ton cost is exclusive of $63 per short ton of current period costs associated with the application of Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, as further discussed below.  Our production costs are first absorbed into inventory, and the higher cost inventory will take some time to turn over.  Until we resume more normalized production levels and sell through our current inventory, we will likely remain at the higher per short ton cost.  The increased cost per short ton and lower production are largely associated with voluntary shutdowns and reduced operating rates in the first half of 2009 to manage inventory levels due to decreased demand and with annual maintenance turnarounds at our New Mexico facilities in the fourth quarter of 2008, the costs of which were carried in inventory into 2009.  So long as demand remains depressed, we expect to operate at reduced production levels to manage inventory, and our costs per short ton are expected to continue to be adversely affected.  In quantitative terms, the potash costs per short ton increased 88 percent in the second quarter of 2009 relative to the pro forma results of the same period in 2008.  Of the 88 percent increase, a decline in the production levels accounted for 70 percent and cost increases comprised 18 percent.

We periodically evaluate our production levels and costs to determine if the principles of SFAS 151 need to be applied for any production levels or costs deemed to be abnormal within the scope of the statement.  In the three months ended June 30, 2009, and March 31, 2009, we determined that approximately $5.2 million and $1.2 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates.  As a result, these costs have been excluded from our inventory costs and expensed directly to cost of goods sold in the respective quarter.  The assessment of normal production levels is highly judgmental and is unique to each quarter.  We evaluated historical ranges of production by operating plant in assessing what is deemed to be normal.

Primary production costs include direct labor and benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses.  In absolute dollars, production-related spending was relatively unchanged the first six months of 2009 compared to the first six months of 2008.  Although spending was relatively unchanged, we have seen increases resulting primarily from increases in maintenance costs, property tax and insurance expenses, which have been largely offset by decreased natural gas and electricity costs, the use of less contract labor and a reduced labor force.

We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold from the applicable lease.  In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted.  In the three and six month periods ending June 30, 2009, the period from April 25, 2008, through June 30, 2008, the period from April 1, 2008, through April 24, 2008, and the period from January 1, 2008, through April 24, 2008, our royalty rate was 3.7 percent, 3.7 percent, 3.6 percent, 3.2 percent, and 3.5 percent, respectively.  We expect that future average rates will be relatively consistent with these average historical rates.

Selling and Administrative Expenses

Our selling and administrative expenses consist primarily of personnel and related benefits costs; legal, accounting and other professional fees; airplane costs; selling and public relations expenses; and costs related to our information and technology systems.  Because our facilities are difficult to reach by commercial aviation, we operate an airplane and dry-lease other airplanes to enhance our ability to manage our facilities.

As a result of being a public company, we have experienced an increase in selling and administrative expenses to include the expense associated with additional legal and corporate governance expenses, additional accounting and finance staff costs, independent director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage.

Income Taxes

Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income, whereas its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes.

The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement was, in the aggregate, equal to Mining’s adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions.  Therefore, the tax basis in the assets and liabilities transferred to Intrepid was significantly higher than the book basis in the same assets and liabilities.  The basis difference between book and tax generated a net deferred tax asset for Intrepid immediately following the transaction.  The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital.  The majority of Intrepid’s deferred tax asset has been assigned to mineral properties, and the anticipated use of percentage depletion to reduce our taxable income, relative to book income, is expected to provide full realization of this asset over time.  Currently, we anticipate that, for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year.

For the three and six months ended June 30, 2009, and for the post-IPO period we are now reporting, April 25, 2008, through June 30, 2008, Intrepid’s effective tax rates were 47.4 percent, 41.9 percent, and 38.6 percent, respectively.

For the three and six months ended June 30, 2009, and for the post-IPO period April 25, 2008, through June 30, 2008, our total tax expense was $13.0 million, $28.2 million, and $16.2 million, respectively.  For the three and six months ended June 30, 2009, total tax expense was comprised of $1.7 million and $10.2 million, respectively, of current income tax expense and $11.3 million and $18.0 million, respectively, of deferred income tax expense.  Our current tax expense for these periods is less than our total tax expense in large part because Intrepid has tax basis associated with mineral properties and property, plant, and equipment in excess of book basis.  Generally, the effect of tax basis in excess of book basis is that taxable income, both currently and in future periods, will be lower than book income to the extent of the basis difference.  At June 30, 2009, we had a net deferred tax asset of $311.1 million.  The majority of this deferred tax asset is due to Intrepid’s tax basis exceeding its book basis for property, plant, and equipment and mineral properties.  We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no valuation allowance is necessary.  We base this conclusion on the expectation that future taxable income should allow us to fully realize these deferred tax assets.

Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.  The estimated statutory income tax rates that are applied to Intrepid’s current and deferred income tax calculations are impacted most significantly by the states in which Intrepid is doing business.  Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter Intrepid’s allocation and apportionment of income among the states for income tax purposes.  These changes in allocations and apportionment will result in changes in the calculation of Intrepid’s current and deferred income tax calculations, including the valuation of its deferred tax assets and liabilities.  The effects of any such changes are recorded in the period of the adjustment.  Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.

A decrease of our blended state tax rate decreases the value of our deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement.  Conversely, an increase in our blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in our deferred tax benefit.  Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.

We have also seen an increase in our tax deductions for depreciable property beginning in the second quarter of 2009 because of the impact of bonus depreciation on assets placed in service during the period and lower taxable income relative to the larger depreciation deduction.  With the expectation of completing a number of capital projects, this bonus depreciation deduction may result in a continuation for several quarters of a lower proportion of total income tax expense being attributed to current cash taxes than in 2008.

Operating Highlights

Three Months Ended June 30, 2009, and the Period April 25, 2008, through June 30, 2008, and the Period April 1, 2008, through April 24, 2008 (predecessor)

Income before taxes for the three months ended June 30, 2009, was $27.5 million.  Income before taxes for the period from April 25, 2008, to June 30, 2008, was $42.0 million.  Income before taxes for the predecessor entity for the period April 1, 2008, through April 24, 2008, was $11.4 million.  The decrease in the comparable periods followed principally from lower sales volumes of each of our products and was partially offset by increased prices for potash and Intrepid Trio™.  We sold 80,000 and 45,000 short tons of potash and Intrepid Trio™ in the three months ended June 30, 2009, as compared to 213,000 and 47,000 short tons in the same period of 2008.  The decrease in sales volumes has resulted from slower sales of potash as growers defer potash applications in reaction to general economic conditions, the rise in potash prices that peaked in 2008, and declines in agricultural commodity prices relative to the peaks reached in 2008.  Also, industrial-grade potash sales have slowed as the drilling rig count has declined in response to lower natural gas and oil prices.

The Intrepid Trio™ sales decrease was driven largely by the timing of export shipments.  These shipments are much larger bulk sales, and the timing of these sales can lead to large variances in sales tonnage from quarter to quarter.

Our production volume of potash in the second quarter of 2009 was 131,000 short tons, or 79,000 short tons less than in the second quarter of 2008.  Our production was primarily lower due to actions we took to slow production in order to more closely align our supply with market demand.

Our net realized sales price of potash was $674 per short ton ($743 per metric ton) in the three months ended June 30, 2009, as compared to $425 per short ton in the three months ended June 30, 2008.  The increase in pricing was achieved as a result of tight supply and demand conditions and strong agricultural prices through the first three quarters of 2008 and our ability to hold some of this price increase for a period of time.  Given the significant changes in market demand, prices have declined from the peak quarterly average of $762 per short ton in the fourth quarter of 2008 and are expected to be lower into the near future.  The long-term trends in population growth and tight global food supplies have not changed materially as a result of the financial crisis, which leads us to believe that there will be a continuing need for a robust potash supply.  Our gross margin as a percentage of net sales was 54 percent for the three months ended June 30, 2009, as compared to 64 percent in the period from April 25, 2008, through June 30, 2008, and 55 percent in the period from April 1, 2008, through April 24, 2008.  The change in gross margin has been as a direct result of commodity pricing and increases in cost of goods sold.  Production costs in the second quarter of 2009 relative to the second quarter of 2008 decreased in absolute terms with decreased spending on natural gas, royalties, contract labor, and electricity, being only partially offset by increased costs of maintenance materials, property taxes, insurance, and depreciation.  However, due to reduced production and sales volumes, the relative cost per ton increased.  Our cost of goods sold per short ton of Intrepid Trio™ increased in the second quarter of 2009 relative to the second quarter of 2008 as we have been producing more Intrepid Trio™ than potash at our East mine on a relative basis than we have in prior periods, so more of the production costs were allocated to this product.

Selected Operations Data

The following table presents selected operations data for the periods presented below.  Analysis of the details of this information is presented throughout this discussion.  Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per short ton of potash would have been higher in the second quarter of 2008 by less than $1 per short ton.

			Intrepid Mining LLC
	Intrepid Potash, Inc.		(Predecessor)	Combined
	Three months	April 25, 2008	April 1, 2008	Three months	Change
	ended	through	through	ended	between
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods
Production volume (in thousands of short tons):
Potash	131	155	55	210	(79)
Langbeinite	45	40	18	58	(13)
Sales volume (in thousands of short tons):
Potash	80	157	56	213	(133)
Intrepid Trio™	45	34	13	47	(2)

Gross sales (in thousands)
U.S.	$67,601	$75,832	$24,080	$99,912	$(32,311)
International	5,791	4,330	939	5,269	522
Total	73,392	80,162	25,019	105,181	(31,789)
Freight costs (in thousands)
U.S.	3,640	3,055	2,125	5,180	(1,540)
International	482	482	62	544	(62)
Total	4,122	3,537	2,187	5,724	(1,602)
Net sales (in thousands)
U.S.	63,961	72,777	21,955	94,732	(30,771)
International	5,309	3,848	877	4,725	584
Total	$69,270	$76,625	$22,832	$99,457	$(30,187)

Potash statistics (per short ton):
Net sales price	$674	$447	$364	$425	$249
Cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	188	131	137	133	55
Abnormal production cost adjustment	63	—	—	—	63
Depreciation, depletion and amortization	20	8	11	9	11
Royalties	22	16	11	14	8
Total potash cost of goods sold	$293	$155	$159	$156	$137
Warehousing and handling costs	18	6	6	7	11
Average potash gross margin	$363	$286	$199	$262	$101

Intrepid Trio™ statistics (per short ton):
Net sales price	$338	$191	$181	$188	$150
Cost of goods sold (exclusive of items shown separately below)	150	89	78	79	71
Abnormal production cost adjustment	4	—	—	—	4
Depreciation, depletion and amortization	14	11	9	10	4
Royalties	17	7	9	10	7
Total Intrepid Trio™ cost of goods sold	$185	$107	$96	$99	$86
Warehousing and handling costs	15	8	8	8	7
Average Intrepid Trio™ gross margin	$138	$76	$77	$81	$57

*
On a per short ton basis, by-product credits were $20, $9, and $9 for the three month period ended June 30, 2009, the period from April 25, 2008, through June 30, 2008, and the period from April 1, 2008, through April 24, 2008, respectively.  By-product credits were $1.6 million, $1.4 million, and $0.5 million for the three month period ended June 30, 2009, the period from April 25, 2008, through June 30, 2008, and the period from April 1, 2008, through April 24, 2008, respectively.

We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important.  Notable elements from this presentation are the net sales prices during the comparative periods as well as the increasing cost of goods sold on a per short ton basis.  The associated increase in royalty cost per short ton is driven by the sales price increases.  The significant increases in cost of goods sold per short ton are due to declines in production and sales volumes; the fixed costs being spread over fewer short tons.

Six Months Ended June 30, 2009, and the Period April 25, 2008, through June 30, 2008, and the Period January 1, 2008, through April 24, 2008 (predecessor)

Income before taxes for the six months ended June 30, 2009, was $67.3 million.  Income before taxes for the period from April 25, 2008, to June 30, 2008, was $42.0 million.  Income before taxes for the predecessor entity for the period January 1, 2008, through April 24, 2008, was $44.5 million.  The decrease from the combined prior year periods followed principally from lower sales volumes of each of our products and was partially offset by increased prices for potash and Intrepid Trio™.  We sold 179,000 and 83,000 short tons of potash and Intrepid Trio™ in the six months ended June 30, 2009, as compared to 426,000 and 141,000 short tons in the same period of 2008.  For the same reasons described previously, the Intrepid Trio™ sales decrease was driven largely by the timing of export shipments.  These shipments are much larger bulk sales, and the timing of these sales can lead to large variances in sales tonnage from quarter to quarter.

Our production volume of potash in the six months ended June 30, 2009 was 268,000 short tons, or 167,000 short tons less than in the same period in 2008.  Our production was primarily lower due to actions we took to slow production in order to more closely align our supply with market demand.

Our net sales price of potash was $703 per short ton ($775 per metric ton) in the six months ended June 30, 2009, as compared to $360 per short ton in the six months ended June 30, 2008.  The increase in pricing was achieved as a result of tight supply and demand conditions and strong agricultural prices through the first three quarters of 2008 and our ability to hold some of this price increase for a period of time.  Our gross margin as a percentage of net sales was 56 percent for the six months ended June 30, 2009, as compared to 64 percent in the period from April 25, 2008, through June 30, 2008, and 52 percent in the period from January 1, 2008, through April 24, 2008.  The change in gross margin has occurred as a direct result of commodity pricing and increases in cost of goods sold per short ton.  Production costs in the first six months of 2009 relative to the first six months of 2008 increased less than one percent in absolute terms with decreased spending on natural gas, electricity, and fuel being largely offset by increased costs of maintenance materials, property taxes, insurance, depreciation, and a reduction in by-product credits.  However, due to reduced production and sales volumes, the relative cost per short ton increased.  Our cost of goods sold per short ton of Intrepid Trio™ increased in the first six months of 2009 relative to the first six months of 2008 as we have been producing more Intrepid Trio™ than potash at our East mine on a relative basis than we have in prior periods, so more of the production costs have been allocated to this product.

Selected Operations Data

The following table presents selected operations data for the periods presented below.  Analysis of the details of this information is presented throughout this discussion.  Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per short ton of potash would have been higher in the first six months of 2008 by less than $1 per short ton.

			Intrepid Mining LLC
	Intrepid Potash, Inc.		(Predecessor)	Combined
	Six months	April 25, 2008	January 1, 2008	Six months	Change
	ended	through	through	ended	between
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods
Production volume (in thousands of short tons):
Potash	268	155	280	435	(167)
Langbeinite	87	40	74	114	(27)
Sales volume (in thousands of short tons):
Potash	179	157	269	426	(247)
Intrepid Trio™	83	34	107	141	(58)

Gross sales (in thousands)
U.S.	$149,353	$75,832	$96,359	$172,191	$(22,838)
International	12,940	4,330	13,061	17,391	(4,451)
Total	162,293	80,162	109,420	189,582	(27,289)
Freight costs (in thousands)
U.S.	7,625	3,055	8,168	11,223	(3,598)
International	1,204	482	4,191	4,673	(3,469)
Total	8,829	3,537	12,359	15,896	(7,067)
Net sales (in thousands)
U.S.	141,728	72,777	88,191	160,968	(19,240)
International	11,736	3,848	8,870	12,718	(982)
Total	$153,464	$76,625	$97,061	$173,686	$(20,222)

Potash statistics (per short ton):
Net sales price	$703	$447	$309	$360	$343
Cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	215	131	125	127	88
Abnormal production cost adjustment	35	—	—	—	35
Depreciation, depletion and amortization	19	8	8	8	11
Royalties	24	16	10	12	12
Total potash cost of goods sold	$293	$155	$143	$147	$146
Warehousing and handling costs	14	6	6	6	8
Average potash gross margin	$396	$286	$160	$207	$189

Intrepid Trio™ statistics (per short ton):
Net sales price	$335	$191	$130	$145	$190
Cost of goods sold (exclusive of items shown separately below)	147	89	77	78	69
Abnormal production cost adjustment	2	—	—	—	2
Depreciation, depletion and amortization	15	11	10	10	5
Royalties	17	7	7	7	10
Total Intrepid Trio™ cost of goods sold	$181	$107	$94	$95	$86
Warehousing and handling costs	14	8	6	7	7
Average Intrepid Trio™ gross margin	$140	$76	$30	$43	$97

*
On a per short ton basis, by-product credits were $18, $9, and $13 for the six month period ended June 30, 2009, the period from April 25, 2008, through June 30, 2008, and the period from January 1, 2008, through April 24, 2008, respectively.  By-product credits were $3.2 million, $1.4 million, and $3.6 million for the six month period ended June 30, 2009, the period from April 25, 2008, through June 30, 2008, and the period from January 1, 2008, through April 24, 2008, respectively.

We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important.  Notable elements from this presentation are similar to those from the comparative presentation for the three months ended June 30, 2009.

Outlook for the Remainder of 2009

We believe that the North American fertilizer supply chain consisting of fertilizer suppliers, distributors, and dealers entered the second quarter of 2009 with above average inventories, resulting from the demand contraction that began in the fall of 2008.  Growers are well aware that the wholesale price of nitrogen and phosphate fertilizers contracted sharply in the fall of 2008, and those price reductions at the wholesale level are partially being realized at the dealer level.  This has resulted in a decline in demand for potassium fertilizers as growers wait to determine how much potash suppliers will lower prices during 2009.  It is unknown if the recent and publicly-announced lower prices for potash combined with the decrease in demand during the fall of 2008 and spring of 2009 will result in a return to more historical levels of demand and potentially to above-normal levels of demand in future seasons.  More specifically, it is unknown whether the decrease in our posted price will increase our sales by stimulating demand in the markets we serve.  It is possible that demand levels will not change for some time even with the decrease in the price of our products.  Further, economic conditions and growers’ reactions to the price of potash relative to the lower price of the two other primary fertilizers may lead some growers to continue lower application rates of potash in the latter half of 2009 in an effort to extract potassium from the soil, resulting in continued lower potash sales volumes for the remainder of 2009.  We expect that the application rates for potash fertilizers will continue to be lower in total for the full year 2009, relative to 2008.  We, however, do not expect this decline to be permanent as fertilizer plays a vital role in ensuring that world agricultural production meets the needs of a growing population.

We believe fertilizer dealers will continue to be cautious in the current market environment by limiting the amount of inventory that they keep on hand.  This trend could continue to keep sales levels lower as dealers attempt to maintain decreased levels of inventory or reduce inventory.  The implication of this could be a larger peak in seasonal demand for agricultural product as the application seasons tend to be concentrated in the spring and fall.  We may benefit from this trend however, as we believe we are well-positioned to provide just-in-time product in certain key agricultural markets when demand does materialize.  If a decreased application rate is sustained for the remainder of 2009, we may have to further manage our production levels so that inventory levels do not exceed the available capacity of our warehouses.

We believe that farm credit is generally available to growers as the average grower’s balance sheet has likely benefited from the past two years of record farm income.  We also believe that the large agricultural banks that service the U.S. market were generally less affected by the housing market collapse and consumer credit issues.  However, credit may be tighter for some growers, which could impact fertilizer demand, particularly as some community banks that are more highly leveraged in commercial real estate and consumer lending may be impacted by liquidity constraints.

Potash Prices

The commodity price for potash has been and will continue to be the most significant driver of our business and of profitability.  As discussed earlier, we have sold significantly lower volumes of potash since the fourth quarter of 2008, and we expect this trend of lower sales volumes to continue into the second half of 2009.  During the second quarter of 2009, we continued to sell product at attractive prices, although at a slower rate than in comparable quarters, and, because of the lower sales volume, we have built additional inventory above our March 31, 2009, levels.

The large North American producers recently lowered their list prices.  In order to remain competitive, we reduced our posted price for red granular potash on July 27, 2009, to $482 per short ton FOB Carlsbad.  We expect that this change will have a significant impact on the prices at which we are able to sell our product.  Additionally, several international producers of potash have publicly announced agreements to sell potash into India for $460 per metric ton.  These recent agreements with India represent a large volume commitment to sell close to four million metric tons of product through March 2010 and, thereby, may indicate a volume discount in price.  The conversion to short tons and consideration of freight, however, leads to a potential further risk to pricing in the United States, the market in which we sell the majority of our potash.  These price adjustments occurred after the close of the second quarter, and the immediate impact on demand for potash will become evident as 2009 progresses.  China is reported to have adequate inventories and will re-enter the market at a time of its choosing.  Brazil is entering its peak growing season and is expected to require potash, though at volumes not yet readily apparent.

Capital Investment

We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production.  At each of our facilities, we have developed an investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, improve environmental compliance and decrease production costs.  We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite capacity and efficiency of operations over time.  Our operational focus is to continue to enhance the reliability of our production, particularly at our Carlsbad operations, and to lower our operating cost per short ton with production efficiency and debottlenecking projects.  In the three and six months ended June 30, 2009, we invested $25.4 million and $49.2 million, respectively, in capital projects.  Although we continue to invest in our facilities, we proactively manage our projects in order to balance cash invested with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions.  We recognize, however, that the current period of slower production rates is an excellent time to implement improvements to our facilities.  We expect that the current period of decreased demand for our products, combined with our increased amounts of capital spending in the second half of 2009, will reduce the amount of cash on our balance sheet.  We are actively managing our capital expenditures in light of the decreased demand for our products to ensure that we maintain a sufficient amount of cash on our balance sheet to meet certain strategic objectives.

We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine.  In January 2009, the Bureau of Land Management (“BLM”) informed Intrepid that it has determined that an Environmental Impact Statement (“EIS”) is required to evaluate the environmental impacts of the proposed HB solar solution mine.  As a consequence, final permitting and approval of the HB solar solution mine will be delayed and most capital expenditures for it deferred while the EIS is completed.  Based on discussions with the BLM, we currently anticipate that the EIS process will be completed by approximately September 2011.  Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins.  We expect to invest $8 million to $10 million for this project in 2009, and we have invested approximately $5 million on a year-to-date basis.

Total capital investment in 2009 is expected to be between $120 and $135 million, with the majority of the spending scheduled to take place in the second half of the year.  A breakdown of our current capital investment plan includes approximately $37 to $43 million to replace assets needed to maintain production, $20 to $23 million to improve and modernize equipment, $60 to $66 million to increase productive capacity as described more fully below, and $3 million, a portion of which has been reimbursed and another portion of which we expect to be reimbursed by our insurer, to continue the replacement of the East mine warehouse.  The 2009 capital program will be funded out of cash flow and existing cash on hand.  We believe that, in the long-term, demand for potash and Intrepid Trio™ will return to historical levels or increase; therefore, we are making capital investments at our facilities that are designed to increase our production capabilities of potash and langbeinite and lower our per short ton operating cost.

The following are a few examples of projects in which we expect to invest capital during 2009, or that have been completed in 2009:

•
Install a $13 to $15 million horizontal stacker or underground storage system and implement a project to improve potash recoveries at the West mine, which is expected to be completed in 2009.  Construction is underway on the underground storage project with completion and debottlenecking expected in the fourth quarter of 2009.  We are also progressing on our potash recovery project at the West mine, related to extracting more potash from the coarse portion of our ore, and expect to have the new system installed in 2009;

•
Install new thickeners to improve potash recoveries at our East mine.  Much of the construction work is completed with some finishing assembly to be completed upon receipt of parts.  We expect this project to be completed in 2009 at a total estimated cost of approximately $10 to $12 million;

•
Progress on the engineering associated with an enhanced langbeinite recovery project at the East mine.  We continue to make progress on the system design and anticipate this project may include three stages, including coarse recovery, fine recovery, and granulation technology.  This project is a high priority due to the potential increase in langbeinite production from the same amount of ore feed, which would result in a lower average cost structure at the East mine.  We have accelerated the investment in this project appropriately to ensure we are able to move into construction as expeditiously as is prudent.  The total estimated costs will be determined following a detailed engineering design review at which time it will be presented to the Board for approval;

•
Added a series of solution mining caverns at the Moab mine.  We have completed the drilling of 4 of 5 additional solution mining extraction wells, which has resulted in improved brine grades to our solar ponds this summer.  We anticipate completing the last well in the third quarter of 2009; and

•
We have engaged a qualified engineering and design firm to continue work related to the reopening of the idle North mine.  During the 1980s, the North mine produced potash at a rate of approximately 300,000 tons per year.  Reopening the North mine will require, among other things, the refurbishing of hoisting equipment, installation of underground mining systems, the rebuilding of the ore processing facility, and increasing compaction capacity.  We currently expect to invest capital of approximately $2 to $3 million during 2009 for design work associated with reopening the North mine.

       All dollar amounts for future capital spending are initial estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $118.6 million, we had no debt, and we had availability of $124.9 million under our senior credit facility.  As of June 30, 2009, our cash equivalents consisted of a money market account with United Western Bank for $0.3 million and U.S. treasuries with daily liquidity of approximately $99.3 million and overnight Eurodollar deposits with U.S. Bank of $16.6 million.  The overnight Eurodollar deposits invested with the bank are essentially deposit arrangements with U.S. Bank and are subject to the credit of U.S. Bank.  We had no losses on our cash and cash equivalents during the first six months of 2009, and all available cash is on deposit with banking institutions that we believe to be financially sound.  We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions.

Our operations are primarily funded from cash generated by operations, and, if necessary, we have the ability to borrow under our senior credit facility.  For the foreseeable future, we believe that our cash balances, cash flow from operations, and available borrowings under our senior credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

			Intrepid Mining LLC
	Intrepid Potash, Inc.		(Predecessor)
	Six months	April 25, 2008	January 1, 2008
	ended	through	through
	June 30, 2009	June 30, 2008	April 24, 2008
	(In thousands)
Cash Flows from Operating Activities	$51,374	$42,932	$26,011
Cash Flows from Investing Activities	$(47,991)	$(5,895)	$(7,774)
Cash Flows from Financing Activities	$(1,283)	$52,780	$(10,506)

Operating Activities

There are no directly comparable periods for an analysis of operating activities due to the date of our IPO in 2008.  The discussion, therefore, will focus on significant trends in each historical period presented.  Total cash provided by operating activities was $51.4 million for the six months ended June 30, 2009, compared to $68.9 million in the six months ended June 30, 2008.  The $68.9 million in cash provided by operating activities for the six months ended June 30, 2008, was comprised of $42.9 million for the period from April 25, 2008, through June 30, 2008, and $26.0 million for the period from January 1, 2008, through April 24, 2008.  The $17.5 million decrease in cash provided by operating activities compared to the prior year combined period is due primarily to a decrease in net income because of lower sales and higher selling and administrative expense and income tax expense, as well as an increase in product inventory, relative to the first six months of 2008.  The lower sales and higher product inventory are reflective of the general business conditions that have existed thus far in 2009 when compared to 2008.  The increased selling and administrative and income tax expenses are due to Intrepid being a public company, and thus a taxable C corporation, for longer in 2009 compared to the same period in 2008.  These changes were partially offset by a decrease in refundable income taxes, reflecting Intrepid’s utilization of refundable income taxes to pay its quarterly estimated taxes in 2009.  The change in trade accounts receivable relative to the same period in 2008 further offset the decrease in cash, as trade accounts receivable increased $3.8 million in the first six months of 2009 relative to an increase of $16.9 million in the first six months of 2008 as a result of lower sales in 2009.  For the six months ended June 30, 2009, inventories increased $14.2 million relative to an increase of $4.0 million in the same period in 2008, reflecting the continued shift in demand for our products in conjunction with the global economic slowdown.

Investing Activities

Total cash used in investing activities was $48.0 million for the six months ended June 30, 2009, compared to $13.7 million in the combined six months ended June 30, 2008.  The $13.7 million in cash used in investing activities for the six months ended June 30, 2008, was comprised of $5.9 million for the period from April 25, 2008, through June 30, 2008, and $7.8 million for the period from January 1, 2008, through April 24, 2008.  Cash invested in property, plant and equipment as well as mineral properties and development costs increased to $49.2 million in the first six months of 2009, from $21.0 million in the first six months of 2008, reflecting the continued progress of our capital plan.  For the six months ended June 30, 2009, and 2008, we received $2.0 million and $7.0 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehousing facilities at the East mine.

Financing Activities

Total cash used in financing activities was $1.3 million for the six months ended June 30, 2009, compared to $42.3 million in cash provided by financing activities in the six months ended June 30, 2008.  The $42.3 million in cash provided by financing activities for the six months ended June 30, 2008, was comprised of $52.8 million received during the period from April 25, 2008, through June 30, 2008, and $10.5 million used during the period from January 1, 2008, through April 24, 2008.  For the six months ended June 30, 2009, $1.3 million was paid by Intrepid for employees’ tax withholdings upon the vesting of certain restricted common stock awards for employees who elected to net share settle their awards.  For the period from January 1, 2008, through April 24, 2008, the predecessor period, net proceeds from long-term debt totaled $4.5 million and distributions to members of Mining totaled $15.0 million.  In terms of the impact this distribution had to Intrepid following the IPO, there was no net impact since Mining retained all cash balances at the time of the initial public offering.  The distribution was paid out of cash on hand; no amounts were drawn against the senior credit facility to make this distribution.  Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through June 30, 2008.  Of the total cash received related to the IPO, $892.8 million was distributed to Mining, in connection with the Formation Transactions described previously, and debt of $86.9 million was repaid.

Senior Credit Facility

Intrepid’s senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million.  The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries.  Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries.  Intrepid has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of June 30, 2009.  As of June 30, 2009, Intrepid had $0.1 million of letters of credit issued, which reduced the amounts available for borrowing and is reflected in the net amount available for borrowing above.

Our senior credit facility requires us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan.  Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments.  Despite repaying the amounts outstanding under the senior credit facility at the time of the IPO, we have left the interest rate swap agreements in place taking the view that interest rates will rise and that the cost of settling the derivatives will be relatively beneficial as compared to closing out the contracts.  Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the IPO.  Notional amounts for which the rate has been fixed as of June 30, 2009, are displayed below:

Termination Date	Notional Amount	Weighted-Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

The weighted average notional amount outstanding as of June 30, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives was $31.1 million and 5.14 percent, respectively.  The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

See Note 8 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information relating to our financing arrangements, including our indebtedness.  A more detailed description of our financing arrangements is also included in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 8 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

As of June 30, 2009, we had contractual obligations totaling $85.2 million, as indicated below.  Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.  The associated imputed interest matches the presentation in this table.

	Payments due by period
		Q3-Q4,						2015
	Total	2009	2010	2011	2012	2013	2014	and later
	(In thousands)
Operating lease obligations(1)	$21,369	$2,438	$4,619	$3,975	$1,602	$1,365	$1,310	$6,060
Purchase commitments(2)	12,081	12,081	—	—	—	—	—	—
Pension obligations(3)	7,757	74	150	188	204	210	234	6,697
Asset retirement obligation(4)	31,289	—	—	—	—	—	—	31,289
Minimum royalty payments(5)	11,662	229	457	457	457	457	457	9,148
Required deposits on reclamation bond(6)	1,000	1,000	—	—	—	—	—	—
Total	$85,158	$15,822	$5,226	$4,620	$2,263	$2,032	$2,001	$53,194

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)	Pension contributions as estimated by our actuaries. This amount does not include any consideration for amounts Intrepid has placed in trust as plan assets to fund this obligation.

(4)
We are obligated to reclaim and remediate lands which our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2014.  Commitments shown are in today’s dollars and are undiscounted.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Results of Operations for the Three Months Ended June 30, 2009, and Pro Forma Results of Operations for the Three Months Ended June 30, 2008

Operating Results

Net Sales and Freight Costs

The following table presents potash and Intrepid Trio™ sales and production for the subject periods.

			Intrepid Mining LLC	Pro forma
	Intrepid Potash, Inc.		(Predecessor)	for the
	Three months	April 25, 2008	April 1, 2008	Three months	Change
	ended	through	through	ended	between
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods	% Change
Production volume (in thousands of short tons):
Potash	131	155	55	210	(79)	(38)%
Langbeinite	45	40	18	58	(13)	(22)%

Sales volume (in thousands of short tons):
Potash	80	157	56	213	(133)	(62)%
Intrepid Trio™	45	34	13	47	(2)	(4)%

Net Sales (in millions):
Potash	$54.0	$70.1	$20.4	$90.5	$(36.5)	(40)%
Intrepid Trio™	$15.3	$6.5	$2.4	$8.9	$6.4	72%
Net sales (per short ton):
Potash	$674	$447	$364	$425	$249	59%
Intrepid Trio™	$338	$191	$181	$188	$150	80%

Net sales of potash decreased $36.5 million, or 40 percent, from $90.5 million for the three months ended June 30, 2008, to $54.0 million for the three months ended June 30, 2009; this change being the net result of an average increase in sales price of $249 per short ton, or 59 percent, and a decrease in volume of 62 percent.  Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Intrepid Trio™ resulted in a lower total volume of sales in the second quarter of 2009 compared to 2008 and resulted in the building of inventories compared to historical averages.  Our production volume of potash in the three months ended June 30, 2009, was 131,000 short tons, or 79,000 short tons less than in the second quarter of 2008.  Our potash production was less in 2009 than in 2008 principally due to our decision to decrease production in order to better match supply to demand.  We continue to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of an effort to reduce production in response to lower current demand.

Net sales of Intrepid Trio™ increased $6.4 million, or 72 percent, from $8.9 million for the three months ended June 30, 2008, to $15.3 million for the three months ended June 30, 2009, due to an 80 percent increase in the average price partially offset by a 4 percent decrease in the volume of sales.  Production of langbeinite decreased 22 percent in the second quarter of 2009 compared to the same period in 2008, due primarily to the previously mentioned efforts to reduce production in response to lower demand.

Freight costs decreased $1.6 million, or 28 percent, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due primarily to lower sales volumes.  As usual, the mix of customers paying for their own freight affects the freight costs incurred by Intrepid and gross sales.  We believe that our net realized price is a more meaningful number to evaluate product revenues.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and Intrepid Trio™ for the subject periods.

			Intrepid Mining LLC	Pro forma
	Intrepid Potash, Inc.		(Predecessor)	for the
	Three months	April 25, 2008	April 1, 2008	Three months	Change
	ended	through	through	ended	between	%
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods	Change
Cost of sales (in millions)	$31.8	$28.0	$10.2	$38.3	$(6.5)	(17)%
Cost per short ton of potash sold(1)	$293	$155	$159	$156	$137	88%
Cost per short ton of Intrepid Trio™sold(2)	$185	$107	$96	$99	$86	87%

(1)	Per short ton potash costs include $20 and $9 of depreciation expense in the second quarter of 2009 and 2008, respectively.

(2)	Per short ton Intrepid Trio™ costs include $14 and $10 of depreciation expense in the second quarter of 2009 and 2008, respectively.

Total cost of goods sold per short ton of potash increased $137 per short ton, or 88 percent, from $156 per short ton on a pro forma basis for the three months ended June 30, 2008, to $293 per short ton for the three months ended June 30, 2009.  Potash costs per short ton increased in the second quarter of 2009 due to a decline in the production levels representing 70 percent of the increase and cost increases representing 18 percent of the increase.  In accordance with SFAS 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), approximately $5.0 million, or $63 per potash short ton sold, was excluded from the calculation of inventory and expensed directly to cost of goods sold in the second quarter of 2009 in order to expense the costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the second quarter quarter of 2009.  Additionally, approximately $0.2 million, or $4 per Intrepid Trio™ short ton sold, was excluded from the calculation of inventory and expensed directly to cost of goods in the second quarter of 2009 in order to expense the costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the second quarter of 2009.   The total cost of goods sold of our Intrepid Trio™ increased $86 per short ton, or 87 percent, from $99 per pro forma short ton for the three months ended June 30, 2008, to $185 per short ton for the three months ended June 30, 2009.  The 87 percent increase in Intrepid Trio™ costs was comprised of a 44 percent increase in cost, principally resulting from a greater allocation of costs to Intrepid Trio™ based on its proportionally greater level of production relative to potash produced at our East mine, and 43 percent directly driven by lower overall production.

Cost of goods sold decreased $6.5 million, or 17 percent, from $38.3 million on a pro forma basis in the three months ended June 30, 2008, to $31.8 million in the three months ended June 30, 2009.  The decrease in the total expense was driven by the lower volumes sold and by a reduction in spending, prior to absorption of costs into inventory.  Costs that changed materially during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, included decreases in natural gas, royalties, contract labor, and electricity and increases in maintenance materials, property taxes, insurance, and depreciation.

Labor and contractor costs decreased $1.0 million, or 8 percent, in the second quarter of 2009 due to reduced labor following the voluntary shutdowns in the first quarter of 2009 to manage inventory levels, including reduced contract labor and overtime.  Maintenance material costs increased $2.0 million, or 31 percent, in the three months ended June 30, 2009, principally due to increased cost of materials and the increased level of maintenance projects.

Natural gas expense decreased $3.7 million, or 77 percent, in the three months ended June 30, 2009, due principally to lower market rates.  Lower rates drove $2.6 million of the decrease, and lower volumes drove $1.1 million of the decrease.  Electricity costs decreased $0.7 million, or 24 percent, in the three months ended June 30, 2009, due principally to lower rates.

Property tax expense increased $0.4 million, or 105 percent, from the three months ended June 30, 2008, due to increased revenue.  Insurance expense increased $0.8 million, or 102 percent, in the second quarter of 2009 due to higher insurance premiums.  Other changes in cost of goods sold followed from decreased royalty expenses, fuels and packaging costs, partially offset by increased depreciation.

By-product sales credits reduced cost of goods sold by $1.6 million and $1.9 million in the three months ended June 30, 2009, and 2008, respectively.
Selling and Administrative Expenses

Selling and administrative expenses increased $0.4 million in the second quarter of 2009 as compared to the pro forma expenses for the same period in 2008.  This represents a four percent increase from $7.4 million for the three months ended June 30, 2008, to $7.8 million for the three months ended June 30, 2009.  This relatively minor increase was driven by increased administrative and management staff associated with becoming a publicly-traded company, as well as increased professional service costs attributed to increased legal, audit, tax, appraisal, consulting and travel services.  These increases were largely offset by a decrease in stock compensation expense due to the higher relative prior year pro forma compensation expense for awards issued in connection with the IPO that vested seven months after grant.

Other Expenses

Other expense increased $0.3 million in the second quarter of 2009 as compared to the pro forma expenses for the same period in 2008.  This increase was due primarily to the write-off of $0.6 million for mobilization and de-mobilization costs associated with the re-opening of the HB mine.  The delay in re-opening the HB mine resulted in the expenditure of costs that will have to be incurred again when we are closer to completion of the EIS process, and therefore the costs associated with this work were expensed as it was recognized that they will not have any utility to the project.

Other Income (Expense)

Pro forma other income (expense) was a net income of $1.4 million for the three months ended June 30, 2008, and a net income of $0.6 million for the three months ended June 30, 2009.  The change was due primarily to the timing of gains and losses on interest rate swaps.  A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact of the repayment of debt in the second quarter of 2008.

Income Taxes

Income taxes of $13.0 million were recognized in the three months ended June 30, 2009, at an effective tax rate of 47.4 percent.  The reasoning behind this higher effective rate in the quarter was described previously.  As a limited liability company, Mining, our predecessor, did not have an income tax expense, so there is no comparable figure for 2008.

Results of Operations for the Six Months Ended June 30, 2009, and Pro Forma Results of Operations for the Six Months Ended June 30, 2008

Operating Results

Net Sales and Freight Costs

The following table presents potash and Intrepid Trio™ sales and production for the subject periods.

			Intrepid Mining LLC	Pro forma
	Intrepid Potash, Inc.		(Predecessor)	for the
	Six months	April 25, 2008	January 1, 2008	Six months	Change
	ended	through	through	ended	between	%
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods	Change
Production volume (in thousands of short tons):
Potash
Langbeinite	268	155	280	435	(167)	(38)%
	87	40	74	114	(27)	(24)%
Sales volume (in thousands of short tons):
Potash
Intrepid Trio™	179	157	269	426	(247)	(58)%
	83	34	107	141	(58)	(41)%
Net Sales (in millions):
Potash	$125.7	$70.1	$83.3	$153.4	$(27.7)	(18)%
Intrepid Trio™	$27.8	$6.5	$13.8	$20.3	$7.5	37%
Net sales (per short ton):
Potash	$703	$447	$309	$360	$343	95%
Intrepid Trio™	$335	$191	$130	$145	$190	131%

Net sales of potash decreased $27.7 million, or 18 percent, from $153.4 million for the six months ended June 30, 2008, to $125.7 million for the six months ended June 30, 2009; this change being the net result of an average increase in sales price of $343 per short ton, or 95 percent, and a decrease in volume of 58 percent.  Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Intrepid Trio™ resulted in a lower total volume of sales in the first six months of 2009 than in 2008 and resulted in the building of inventories compared to historical averages.  Our production volume of potash in the six months ended June 30, 2009, was 268,000 short tons, or 167,000 short tons less than in the first six months of 2008.  Our potash production was less in 2009 than in 2008, principally due to our decision to decrease production in response to lower demand.  We shut down the West and East production facilities for two weeks each in the first quarter of 2009, and we continue to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of these efforts.

Net sales of Intrepid Trio™ increased $7.5 million, or 37 percent, from $20.3 million for the six months ended June 30, 2008, to $27.8 million for the six months ended June 30, 2009, due to a 131 percent increase in the average price, partially offset by a 41 percent decrease in the volume of sales.  The first quarter of 2008 had a single sale of approximately 47,000 tons to an international customer.  As international shipments are large and vary when they take place throughout the year, quarter-to-quarter variances in sales tons are not uncommon.  Production of langbeinite decreased 24 percent in the first six months of 2009 compared to the same period in 2008, due primarily to the previously mentioned efforts to reduce production in response to lower demand.

Freight costs decreased $7.1 million, or 44 percent, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due primarily to lower sales volumes.  As usual, the mix of customers paying for their own freight affects the freight costs incurred by Intrepid and gross sales.  We believe that our net realized price is a more meaningful number to evaluate product revenues.

Cost of Goods Sold

The following table presents our cost of goods sold for potash and Intrepid Trio™ for the subject periods.

			Intrepid Mining LLC	Pro forma
	Intrepid Potash, Inc.		(Predecessor)	for the
	Six months	April 25, 2008	January 1, 2008	Six months	Change
	ended	through	through	ended	between	%
	June 30, 2009	June 30, 2008	April 24, 2008	June 30, 2008	Periods	Change
Cost of sales (in millions)	$67.3	$28.0	$48.6	$77.1	$(9.8)	(13)%
Cost per short ton of potash sold(1)	$293	$155	$143	$147	$146	99%
Cost per short ton of Intrepid Trio™ sold(2)	$181	$107	$94	$95	$86	91%

(1)	Per short ton potash costs include $19 and $8 of depreciation expense in the first six months of 2009 and 2008, respectively.

(2)	Per short ton Intrepid Trio™ costs include $15 and $10 of depreciation expense in the first six months of 2009 and 2008, respectively.

       Total cost of goods sold per short ton of potash increased $146 per short ton, or 99 percent, from $147 per short ton on a pro forma basis for the six months ended June 30, 2008, to $293 per short ton for the six months ended June 30, 2009.  Potash costs per short ton increased in the first six months of 2009, due to cost of goods sold increases representing 23 percent of the increase and a decline in the production levels representing 76 percent of the increase.  In accordance with SFAS 151, approximately $6.2 million, or $35 per potash short ton sold, was excluded from the calculation of inventory and expensed directly to cost of goods sold in the first six months of 2009 in order to expense the costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the first six months of 2009.  Additionally, approximately $0.2 million, or $2 per Intrepid Trio™ short ton sold, was excluded from the calculation of inventory and expensed directly to cost of goods sold in the first six months of 2009 in order to expense the costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the first six months of 2009.  The total cost of goods sold of our Intrepid Trio™ increased $86 per short ton, or 91 percent, from $95 per pro forma short ton for the six months ended June 30, 2008, to $181 per short ton for the six months ended June 30, 2009.  As described in the quarterly results, overall higher relative production of langbeinite, together with total lower operating rates and similar aggregate dollars expended, resulted in higher cost of goods sold per short ton of Intrepid Trio™ .

Cost of goods sold decreased $9.8 million, or 13 percent, from $77.1 million on a pro forma basis in the six months ended June 30, 2008, to $67.3 million in the six months ended June 30, 2009.  The decrease in the total expense was driven by the lower volumes sold.  Production costs in the first six months of 2009 relative to the first six months of 2008 increased less than one percent in total, but there were decreases in spending on natural gas, electricity, and fuel being largely offset by increased costs of maintenance materials, property taxes, insurance, depreciation, and a reduction in by-product credits.

Labor and contractor costs decreased $0.4 million, or 2 percent, in the first six months of 2009 due to reduced labor following the voluntary shutdowns in the first quarter of 2009 to manage inventory levels, including reduced contract labor and overtime.  Maintenance material costs increased $3.0 million, or 23 percent, in the six months ended June 30, 2009, principally due to increased cost of materials and the increased level of maintenance projects.

Natural gas expense decreased $5.9 million, or 66 percent, in the six months ended June 30, 2009.  Lower rates drove $4.1 million of the decrease and lower volumes drove $2.0 million of the decrease.  Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million increase in the expense.  Electricity costs decreased $0.6 million, or 11 percent, in the six months ended June 30, 2009, due principally to lower rates.

Property tax expense increased $1.2 million, or 144 percent, from the six months ended June 30, 2008, due to increased property valuations based on revenue generated in prior periods.  Insurance expense increased $1.5 million, or 103 percent, in the first six months of 2009 due to higher insurance premiums.  Other changes in cost of goods sold followed from decreased royalty expenses, fuels and packaging costs, partially offset by increased depreciation.

By-product sales credits reduced cost of goods sold by $3.2 million and $5.0 million in the six months ended June 30, 2009, and 2008, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.2 million in the first six months of 2009 as compared to the pro forma expenses for the same period in 2008.  This represents a one percent increase from $14.3 million for the six months ended June 30, 2008, to $14.5 million for the six months ended June 30, 2009.  This relatively minor increase was driven by increased administrative and management staff associated with becoming a publicly traded company as well as increased professional service costs attributed to increased legal, audit, tax, appraisal, consulting and travel services.  These increases were largely offset by a decrease in stock compensation expense due to the higher relative prior year pro forma compensation expense for awards issued in connection with the IPO that vested seven months after grant and the effect of forfeiture adjustments.

Other Expenses

The other expense change was driven by the write-off of the costs described for the three months ended June 30, 2009.

Other Income (Expense)

Pro forma other income (expense) was a net income of $6.8 million for the six months ended June 30, 2008, and a net income of $0.2 million for the six months ended June 30, 2009.  The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the six months ended June 30, 2008.  Pro forma interest expense decreased by $0.2 million in the six months ended June 30, 2009, from an expense of $0.2 million in the six months ended June 30, 2008, due principally to the timing of gains and losses on interest rate swaps.  A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second quarter of 2008.

For the six months ended June 30, 2008, insurance settlements in excess of property losses of $7.0 million were recognized as proceeds received in connection with the East mine wind-shear claim.  Through June 30, 2009, Intrepid has received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this being received in March 2009 and being reported as a liability at June 30, 2009, pending the insurer’s agreement to the related claims.  Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in other income as settlements are agreed upon.

Income Taxes

Income taxes of $28.2 million were recognized in the six months ended June 30, 2009, at an effective tax rate of 41.9 percent.  As a limited liability company, Mining, our predecessor, did not have an income tax expense, so there is no comparable figure for 2008.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.  There have been no changes to our critical accounting policies since March 31, 2009.  We have, however, expanded our disclosure related to the application of the accounting standards associated with accounting for income taxes, which is presented below.

Income Taxes— Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.  The estimated statutory income tax rates that are applied to Intrepid’s current and deferred income tax calculations are impacted most significantly by the states in which Intrepid is doing business.  Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter Intrepid’s allocation and apportionment of income among the states for income tax purposes.  These changes in allocations and apportionment will result in changes in the calculation of Intrepid’s current and deferred income tax calculations, including the valuation of its deferred tax assets and liabilities.  The effects of any such changes are recorded in the period of the adjustment.  Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.

The change in the state tax rate due to changes in the apportionment factors will be a recurring change in estimate based on the states in which we do business.  A lowering of the blended state tax has the impact of decreasing the value of the deferred tax asset, resulting in a deferred tax expense recorded in the income statement.  Conversely, an increase in the blended state income tax rate will increase the value of the deferred tax asset, resulting in an increase in a deferred tax benefit.  Because of the magnitude of the temporary differences between book and tax basis in our assets, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.  Such adjustment to the estimated blended state income tax rate normally would not result in a change in the assessment of the need for a valuation allowance.

Recent Accounting Pronouncements

Please see Note 18 of the Consolidated Financial Statements in this Quarterly Report for information relating to recent accounting pronouncements that will have an impact on our consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Prices

Potash and Intrepid Trio™, our principal products, are commodities, but are not traded on any commodity exchange.  As such, direct hedging of the prices for future production cannot be undertaken.  Generally, we do not enter into long-term sales contracts with customers, so prices will vary with each particular transaction and the individual bids that we receive.  Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient.  Prices will vary based upon the demand from these different markets.

Our net sales and profitability are determined principally by the price of potash and Intrepid Trio™ and, to a lesser extent, by the price of natural gas and other commodities used in the production of potash and langbeinite.  The price of potash and Intrepid Trio™ is influenced by agricultural demand and the prices of agricultural commodities.  Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash and Intrepid Trio™ sales.  If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would decline.

Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel and chemicals.  We have entered into derivative transactions for the purchase of natural gas in the past.  As of June 30, 2009, we had no natural gas derivative contracts.

In a typical commodity swap agreement, if the agreed-upon published, third-party index price were lower than the swap fixed price, we would receive the difference between the index price per unit and the contracted swap fixed price.  If the index price were higher than the swap fixed price, we would pay the difference.

Please see Note 13—Derivative Financial Instruments in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our natural gas derivative transactions.

Geographic Concentration

We primarily sell potash into regional markets that include agricultural areas west of the Mississippi River, oil and gas exploration areas in the Rocky Mountains and the Permian Basin, and feedlots in Texas and other southwestern and western states.  Our potash mines and many of our customers are concentrated in the western United States and are, therefore, affected by weather and other conditions in this region.

Interest Rate Fluctuations

Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding.  Although we currently have no long-term debt outstanding, we have left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding.  The weighted average notional amount outstanding as of June 30, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives through December 2012 were $31.1 million and 5.14 percent, respectively.

Foreign Currency Exchange Rates

We typically have low balances of accounts receivable denominated in Canadian dollars, and, as a result, we have minimal direct foreign exchange risk.  There is an indirect foreign exchange risk as described below.

The U.S. imports the majority of its potash from Canada and Russia.  If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin as measured in their local currencies unless they increase their nominal U.S. dollar prices.  Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins.  However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while again maintaining margins as measured in their local currencies.  A decrease in the net realized sales price of our potash would adversely affect our operating results.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Potash Association of New Mexico v. United States Department of the Interior, et al.  We are not a party to this action, and it does not involve any claims against us.  We are a member of the Potash Association of New Mexico (“PANM”), and in that capacity have participated in this action.  On December 6, 2006, PANM filed a complaint in the U.S. District Court for the District of New Mexico challenging certain holdings of the Interior Board of Land Appeals (“IBLA”) in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium).  IMC Kalium, which commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill (“APDs”) for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us.  The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior (“the Secretarial Order”) relating to the Potash Area.  Through its complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD.  On August 29, 2008, the United States District Court for the District of New Mexico issued an order dismissing the complaint without prejudice.  The Court held that the IBLA’s decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute “final agency action” that was subject to judicial review.  The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA’s decision in IMC Kalium.  This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases.  If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.  On October 28, 2008, PANM appealed the District Court’s dismissal order to the United States Court of Appeals for the Tenth Circuit.  The appeal remains pending.

Intrepid Potash—New Mexico, LLC v. BLM.  We filed this appeal before the IBLA on September 20, 2006, challenging the BLM’s approval of 11 APDs located approximately one and one-half miles east of our East mine near Carlsbad, New Mexico.  This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled.  We argued in this appeal that: (i) the BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling, and (ii) the BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource.  On September 29, 2008, the IBLA issued its decision which affirmed the BLM’s approval of the 11 APDs.  This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and that could impact lands for which we have applied for potash leases, but that are not currently under potash lease to Intrepid.  On December 22, 2008, we filed a complaint in the United States District Court for the District of Columbia challenging certain holdings of the IBLA in its September 29, 2008, decision.  On April 2, 2009, the court granted Yates Petroleum Corporation’s motion to intervene in the case.  On April 30, 2009, the federal defendants filed a motion to dismiss.  To date, the court has not ruled on the federal defendants’ motion.  This action remains pending.

Protests of Pending APDs.  As of June 30, 2009, Intrepid maintains protests against approximately 30 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators.  These protests, filed since 2006, do not currently involve any claims against us.  Certain of these APDs are on or near certain of our potash leases.  Intrepid’s protests are based on the arguments advanced in the proceedings described above and additional arguments, including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations.  There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division (“OCD”) in support of the Division’s denial of the APD for the Laguna State “16” Well No. 2, proposed by Fasken Oil & Ranch Ltd.

(“Fasken”), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine.  A hearing before a Division examiner occurred on June 27th and 30th of 2008.  On March 27, 2009, the OCD issued an Order in which it approved Fasken’s APD.  The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission (“OCC”) and to petition the OCC for a stay of the OCD’s Order.  On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD’s Order.  The hearing has been set for October 21, 2009.

In re Intrepid Potash, Inc. Securities Litigation, 09-cv-00320-PAB-KMT.  By Order dated April 1, 2009, the United States District Court for the District of Colorado consolidated three actions alleging violations of the federal securities laws against some or all of Intrepid, the members of the Board of Directors, Intrepid’s former President and Chief Operating Officer, Patrick L. Avery, and the five underwriters of Intrepid’s initial public offering.  All three of the complaints in these actions were filed by persons seeking to represent a class of purchasers of Intrepid’s stock and allege false and/or misleading statements of material fact in Intrepid’s Registration Statement and Prospectus filed in connection with Intrepid’s initial public offering with respect to Mr. Avery’s academic credentials.  On July 17, 2009, the parties filed a Joint Notice of Dismissal with Prejudice, under which the plaintiffs voluntarily dismissed all claims with prejudice.

On March 20, 2009, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado against each member of our Board of Directors and against Intrepid as a nominal defendant.  The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.).  The complaint alleges breach of fiduciary duty and other state law claims.  Plaintiff seeks an unspecified amount of monetary damages and other relief, including disgorgement of profits.  The defendants have filed a motion to dismiss the complaint, and such motion remains pending.

We are subject to claims and legal actions in the ordinary course of business.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.  There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2009, through April 30, 2009	18,808	$21.06	–	N/A
May 1, 2009, through May 31, 2009	–	–	–	N/A
June 1, 2009, through June 30, 2009	–	–	–	N/A

(1)	Represents shares of common stock delivered to Intrepid as payment of withholding taxes due upon the vesting of awards of restricted common stock held by Intrepid employees.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Intrepid Potash, Inc. was held on May 28, 2009.  Stockholders elected the nominee, Terry Considine, to serve as a Class I director and ratified the appointment of KPMG LLP as the Independent Registered Public Accounting Firm for the year ending December 31, 2009.

The voting results were as follows:

Management Proposal		Votes Cast

	For	Against	Abstain
The ratification of the appointment by the Audit Committee of KPMG LLP as Independent Registered Public Accounting Firm	70,925,445	130,377	52,122

Election of Class I Director	Votes Cast

	For	Withhold
Terry Considine (to hold office until the 2012 annual meeting of stockholders)	63,868,981	7,238,963

Following the meeting, the following Class II and Class III directors continued in office:

Class II Directors (whose terms expire at the 2010 annual meeting of stockholders)

J. Landis Martin
Barth E. Whitham

Class III Directors (whose terms expire at the 2011 annual meeting of stockholders)

Robert P. Jornayvaz III
Hugh E. Harvey, Jr.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 6, 2009	/s/ ROBERT P. JORNAYVAZ III
Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2009	/s/ DAVID W. HONEYFIELD
David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Dated: August 6, 2009	/s/ RODNEY D. GLOSS
Rodney D. Gloss Vice President and Controller (Principal Accounting Officer)