Form 10-Q
period 2009-09-30
Intrepid Potash, Inc.
filed 2009-11-06
CIK 1421461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

         As of October 31, 2009, 75,032,086 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$87,247	$116,573
Short-term investments	5,504	—
Accounts receivable:
Trade, net	30,762	15,107
Other receivables	1,196	385
Related parties	12	—
Refundable income taxes	9,392	9,967
Inventory, net	68,827	49,318
Prepaid expenses and other current assets	2,685	5,804
Current deferred tax asset	4,223	1,222

Total current assets	209,848	198,376

Property, plant and equipment, net of accumulated depreciation of $37,060 and $26,514, respectively	202,565	138,790
Mineral properties and development costs, net of accumulated depletion of $6,895 and $6,367, respectively	33,850	30,244
Long-term parts inventory, net	4,396	3,973
Long-term investments	2,195	—
Other assets	5,709	6,053
Non-current deferred tax asset	298,295	327,641

Total Assets	$756,858	$705,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	13,891	15,516
Related parties	30	26
Accrued liabilities	13,357	14,967
Accrued employee compensation and benefits	7,429	6,478
Other current liabilities	4,088	1,952

Total current liabilities	38,795	38,939

Asset retirement obligation	8,835	8,138
Other non-current liabilities	7,707	6,401

Total Liabilities	55,337	53,478

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,032,086 and 74,846,874 shares outstanding at September 30, 2009, and December 31, 2008, respectively	75	75
Additional paid-in capital	555,482	554,743
Accumulated other comprehensive loss	(839)	(1,385)
Retained earnings	146,803	98,166

Total Stockholders' Equity	701,521	651,599

Total Liabilities and Stockholders' Equity	$756,858	$705,077

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	Three Months Ended
			Nine Months Ended September 30, 2009	April 25, 2008 Through September 30, 2008	January 1, 2008 Through April 24, 2008
	September 30, 2009	September 30, 2008
Sales	$66,449	$146,257	$228,742	$226,420	$109,420
Less:
Freight costs	5,593	5,054	14,422	8,591	12,359
Warehousing and handling costs	2,137	1,976	5,764	3,216	2,235
Cost of goods sold	30,035	49,133	90,943	77,084	48,647
Costs associated with abnormal production	5,784	—	12,159	—	—

Gross Margin	22,900	90,094	105,454	137,529	46,179
Selling and administrative	6,475	9,394	21,021	14,708	6,034
Accretion of asset retirement obligation	169	185	510	299	198
Other	18	638	595	936	5

Operating Income	16,238	79,877	83,328	121,586	39,942
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(639)	(643)	(592)	(457)	(2,456)
Interest income	42	396	75	664	23
Insurance settlements in excess of property losses	5	(1)	(11)	(33)	6,998
Other income (expense)	266	(436)	448	(612)	(14)

Income Before Income Taxes	15,912	79,193	83,248	121,148	44,493
Income Tax (Expense) Benefit	(6,392)	(29,474)	(34,611)	(45,665)	4

Net Income	$9,520	$49,719	$48,637	$75,483	$44,497

Weighted Average Shares Outstanding:
Basic	75,032,086	74,843,124	75,008,438	74,843,124

Diluted	75,055,990	75,002,839	75,023,180	74,991,166

Earnings Per Share:
Basic	$0.13	$0.66	$0.65	$1.01

Diluted	$0.13	$0.66	$0.65	$1.01

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	74,846,874	$75	$554,743	$(1,385)	$98,166	$651,599
Comprehensive income, net of tax:
Pension liability, net of adjustment for deferred taxes	—	—	—	546	—	546
Net income	—	—	—	—	48,637	48,637

Total comprehensive income						49,183
Stock-based compensation	6,900	—	2,022	—	—	2,022
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	178,312	—	(1,283)	—	—	(1,283)

Balance, September 30, 2009	75,032,086	$75	$555,482	$(839)	$146,803	$701,521

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Nine Months Ended September 30, 2009	April 25, 2008 Through September 30, 2008	January 1, 2008 Through April 24, 2008
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$48,637	$75,483	$44,497
Deferred income taxes	26,097	15,920	(4)
Insurance reimbursements	11	33	(6,998)
Items not affecting cash:
Depreciation, depletion, amortization and accretion	12,017	5,105	3,543
Stock-based compensation	2,022	4,634	—
Unrealized derivative (gain) loss	(810)	(262)	439
Other	414	2,091	170
Changes in operating assets and liabilities:
Trade accounts receivable	(15,655)	(12,223)	(11,886)
Other receivables	(823)	124	186
Refundable income taxes	1,369	—	—
Inventory	(19,932)	(4,201)	(830)
Prepaid expenses and other assets	1,476	823	(4,349)
Accounts payable, accrued liabilities and accrued employee compensation and benefits	956	3,443	1,494
Income taxes payable	—	18,846	—
Other liabilities	2,211	(4)	(251)

Net cash provided by operating activities	57,990	109,812	26,011

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	1,989	(33)	6,998
Additions to property, plant, and equipment	(76,899)	(21,529)	(14,747)
Additions to mineral properties and development costs	(5,548)	(2,470)	(15)
Proceeds from liquidation of bond sinking fund	2,098	—	—
Purchases of investments	(7,695)	—	—
Cash received in exchange transaction with Intrepid Mining LLC	—	428	—
Other	22	(38)	(10)

Net cash used in investing activities	(86,033)	(23,642)	(7,774)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	—	1,032,354	—
Proceeds from long-term debt	—	—	11,503
Repayments on long-term debt	—	(86,951)	(7,009)
Payments to fund employee tax withholding due upon vesting of restricted common stock	(1,283)	—	—
Members' capital distributions	—	—	(15,000)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	—	(892,755)	—

Net cash (used in) provided by financing activities	(1,283)	52,648	(10,506)

Net Change in Cash and Cash Equivalents	(29,326)	138,818	7,731
Cash and Cash Equivalents, beginning of period	116,573	—	1,960

Cash and Cash Equivalents, end of period	$87,247	$138,818	$9,691

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, including settlements on derivatives	$1,306	$435	$2,274

Income taxes	$7,145	$10,899	$—

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid," "we," "us," or "our") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite results in sulfate of potash magnesia which is marketed for sale as Trio™. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potash-related products, and its operations are conducted entirely in the continental United States.

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC.

        Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC ("Mining") in corporate form after an initial public offering. On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in an initial public offering ("IPO"), including 4,500,000 shares sold in connection with the underwriters' exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Since April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO.

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

Note 3—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. As interim financial statements, they do not include all information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at September 30, 2009, and for all periods presented. These unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

        Mining is considered the predecessor entity to Intrepid, and all periods prior to April 25, 2008, reflect the results of operations of Mining, as there were no material activities for Intrepid until April 25, 2008. Therefore, discussions of related events before April 25, 2008, pertain only to activities of Intrepid's predecessor entity, Mining, unless otherwise specified.

        Intrepid has evaluated the period after the balance sheet date of September 30, 2009, through November 6, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, the valuation of equity awards, the valuation of derivative financial instruments, and estimated statutory income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proved and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for all domestic sales and the majority of international sales. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.

        Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid's plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only when it is responsible for such costs; however many customers arrange for and pay for these costs directly.

        By-product credits—When by-product inventories are sold, Intrepid records the sale of by-products as a credit to cost of goods sold.

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

        Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs, under relevant authoritative GAAP. In the three month and nine month periods ended September 30, 2009, Intrepid determined that approximately $5.8 million and $12.2 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. As a result, these costs have been excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is highly judgmental and is unique to each quarter. Intrepid

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.

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

        On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values have been included in the Consolidated Statement of Operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within production costs and cost of sales.

        Intrepid also entered into interest rate derivative instruments when it had outstanding debt, in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These items were not accounted for as hedge items; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest-rate derivative contracts is shown within interest expense.

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The cost basis for construction in progress was increased for capitalized interest prior to the repayment of Intrepid's debt. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred.

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is provided using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us, and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

mine plans. Intrepid's proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Short tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished short tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio™, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

        Exploration Costs—Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred.

        Asset Retirement Obligation—Reclamation costs are initially recorded as a liability associated with the asset to be reclaimed or abandoned, based on applicable inflation assumptions and discount rates. The accretion of this discounted liability is recognized as expense over the life of the related assets, and the liability is periodically adjusted to reflect changes in the estimates of either the timing or amount of the reclamation and abandonment costs.

        Scheduled Maintenance—Each operation typically shuts down periodically for maintenance. The costs of maintenance turnarounds are considered part of production costs and are absorbed into inventory in the period incurred.

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

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement is, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, Intrepid's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of the IPO associated with the exchange was approximately $358 million, with a corresponding increase to additional paid-in capital.

        The majority of this deferred tax asset is related to mineral properties, and, through the use of percentage depletion, Intrepid's taxable income relative to book income will be reduced, resulting in the realization of this deferred tax asset over time. Currently, it is anticipated that, for federal income tax purposes, percentage depletion allowed with respect to Intrepid's mineral properties will exceed cost depletion in each taxable year.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at September 30, 2009, were $2.3 million in cash and $84.9 million in cash equivalent investments, which consisted of money market accounts or certificates of deposit with banking institutions for $14.9 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $39.7 million.

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions. Certificates of deposit classified in short-term investments on the consolidated balance sheet have original maturities to Intrepid greater than three months and less than or equal to one year. Certificates of deposit classified as long-term investments on the consolidated balance sheet have original maturities to Intrepid greater than one year. These investments are carried on the consolidated balance sheet at cost, net of amortized premiums or discounts paid. The fair value of these investments at September 30, 2009, approximates their carrying amounts.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost and, other than the certificate of deposit investments previously described, approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate and natural gas swaps have been recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value,

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

        Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock and outstanding non-qualified stock option awards. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted common stock awards, the shares are issued and therefore will be included in the number of issued and outstanding shares.

        Stock-Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period. The expense associated with such awards is amortized over the service periods. There are no performance or market conditions associated with these awards.

        Reclassifications—The consolidated statement of cash flows for the period from April 25, 2008, through September 30, 2008, reflects a reclassification of $2.2 million to additions to mineral properties and development costs from additions to property, plant, and equipment under Cash Flows from Investing Activities in order to conform to current year presentation.

Note 5—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended September 30, 2009, 120,430 non-vested shares of restricted common stock and 174,229 stock options were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2009, there were 204,385 non-vested shares of restricted common stock and 174,229 stock options that were excluded from the diluted weighted average share calculation as they were considered anti-dilutive. No earnings per share calculations exist for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—EARNINGS PER SHARE (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Intrepid Potash, Inc.
	Three months ended September 30, 2009	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008
Net income	$9,520	$48,637	$75,483

Basic weighted average common shares outstanding	75,032	75,008	74,843
Add: Dilutive effect of non-vested restricted common stock	24	15	148
Add: Dilutive effect of stock options outstanding	—	—	—

Diluted weighted average common shares outstanding	75,056	75,023	74,991

Earnings per share:
Basic	$0.13	$0.65	$1.01

Diluted	$0.13	$0.65	$1.01

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of September 30, 2009, and December 31, 2008, respectively (in thousands):

	September 30, 2009	December 31, 2008
Product inventory	$51,008	$34,337
In-process mineral inventory	7,401	5,619
Current parts inventory	10,418	9,362

Total current inventory	68,827	49,318
Long-term parts inventory	4,396	3,973

Total inventory	$73,223	$53,291

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

			Range of useful lives (years)
	September 30, 2009	December 31, 2008	Lower Limit	Upper Limit
Buildings and plant	$46,069	$21,357	4	25
Machinery and equipment	95,681	62,599	3	25
Vehicles	7,080	5,905	3	7
Office and other equipment	3,027	251	2	7
Computers	1,344	1,033	2	5
Software	2,856	2,379	3	5
Leasehold improvements	5,205	123	7	10
Ponds and land improvements	5,176	2,894	5	25
Construction in progress	73,163	68,739
Land	24	24
Accumulated depreciation	(37,060)	(26,514)

	$202,565	$138,790

Mineral properties and development costs	$40,745	$31,798	10	25
Construction in progress	—	4,813
Accumulated depletion	(6,895)	(6,367)

	$33,850	$30,244

Water rights in "Other Assets"	$2,670	$2,670	25	25
Accumulated depletion	(131)	(105)

	$2,539	$2,565

        "Mineral properties and development costs" include mineral properties associated with the presently idled HB mine, with accumulated costs of approximately $1.5 million as of September 30, 2009, and December 31, 2008. No depletion is currently being recognized on this property, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking permitting from the Bureau of Land Management and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Intrepid Potash, Inc.
					Intrepid Mining LLC (Predecessor)
	Three months ended
	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Depreciation	$3,913	$2,474	$10,788	$4,170	$2,694
Depletion	132	359	553	533	555
Amortization	55	58	166	102	96
Accretion	169	185	510	300	198

Total incurred	$4,269	$3,076	$12,017	$5,105	$3,543

Note 8—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility on September 30, 2009.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8—DEBT (Continued)

        Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest	Weighted Average Interest Rate
(In thousands)
2009
For the three months ended September 30, 2009	$—	N/A
For the nine months ended September 30, 2009	$—	N/A
2008
For the three months ended September 30, 2008	$—	N/A
For the period from April 25, 2008 through September 30, 2008	$—	N/A
For the period from January 1, 2008 through April 24, 2008	$52	6.4%

Note 9—ASSET RETIREMENT OBLIGATION

        Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.

        Intrepid's asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit-adjusted risk-free rates used to discount Intrepid's abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Intrepid Potash, Inc.
					Intrepid Mining LLC (Predecessor)
	Three months ended
	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Asset retirement obligation—beginning of period	$8,666	$8,092	$8,138	$7,977	$7,779
Changes in estimated obligations	—	446	187	446	—
Accretion of discount	169	185	510	300	198

Total asset retirement obligation—end of period	$8,835	$8,723	$8,835	$8,723	$7,977

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

        The undiscounted amount of asset retirement obligation is $31.3 million as of September 30, 2009, and there are no significant payments expected to take place in the next five years.

Note 10—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid's performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. Intrepid accrues cash bonus expense related to the current year's performance. There is approximately $2.7 million of expense accrued for the year-to-date period ended September 30, 2009.

        Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid's stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the "2008 Plan"). Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock and non-qualified stock option awards under the 2008 Plan. As of September 30, 2009, there were a total of 251,350 shares of non-vested restricted common stock outstanding and 174,229 outstanding stock options. As of September 30, 2009, there were approximately 4.4 million shares of common stock that remain available for issuance under the 2008 Plan.

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 2,300 shares of common stock in May 2009 to each of the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2010 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately. In addition, grants of common stock were made to two non-employee members of the Board of Directors coincident with their appointment to the Board at the time of the IPO. Such awards were valued at the IPO price of $32.00 per share.

  Non-vested Restricted Shares of Common Stock

        Under the 2008 Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. In the case of awards issued to consultants, there was a requirement of continued engagement with Intrepid through the time of vesting. There are no performance or market conditions associated with these awards. All awards to consultants vested fully in January 2009. The terms of the non-vested restricted common stock awards provide voting and dividend rights to the holders of such awards. Upon vesting of the restricted shares of common stock, the restrictions on such shares of common stock lapse, and they are considered issued and outstanding.

        Through September 30, 2009, there have been multiple grants of non-vested restricted common stock, beginning with grants made at the time of the IPO that were valued at the IPO price of $32.00 per share. The grants made at the time of the IPO either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or vest on a graded schedule through February 2011, in the case of the grant made to one executive officer. The grants made at the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

time of the IPO were, in most instances, designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time-to-time to newly-hired employees; these awards have typically had a three to four-year vesting schedule. In the first quarter of 2009, the Compensation Committee of Intrepid's Board of Directors approved awards of non-vested restricted common stock to some of Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards for the three and nine months ended September 30, 2009, was $0.6 million and $1.5 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of September 30, 2009, there was $6.2 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards. The unrecognized compensation expense is being amortized through 2012.

        A summary of the status and activity of non-vested restricted common stock for the period from December 31, 2008, to September 30, 2009, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	475,733	$32.35
Granted	71,284	$20.66
Vested	(238,026)	$32.43
Forfeited	(57,641)	$32.00

Non-vested restricted common stock, at end of period	251,350	$29.03

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of Intrepid's Board of Directors approved the award of non-qualified stock options in the first quarter of 2009 to some of Intrepid's executive management and other selected employees under an annual award program. These stock options generally vest one-third on each of the three anniversary dates of the grant. Each option has an exercise price of $20.80 per share for Intrepid's common stock and a ten year option life. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

Nine months ended September 30, 2009
Risk free interest rates	1.8%-2.0%
Dividend yield	—
Estimated volatility	44%
Expected option life	5 years

        Intrepid's computation of the estimated volatility is based on the historic volatility of a peer company's common stock over the expected option life. The peer company selected had volatility that was highly correlated to Intrepid's common stock from the date of the IPO to the dates of grant. This proxy was utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards. The risk free interest rates for periods that matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

        For the three and nine months ended September 30, 2009, Intrepid recognized stock-based compensation related to stock options of approximately $121,000 and $265,000, respectively. As of September 30, 2009, there was $1.2 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options. The unrecognized compensation expense is being amortized through 2012. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as "excess tax benefits." Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. None of the options have been exercised to date; therefore, no excess tax benefits have been recorded as of September 30, 2009, attributable to exercised options. A deferred tax asset, however, has been recorded related to the difference in timing of expense for financial reporting and income tax purposes.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

        A summary of Intrepid's stock option activity for the nine months ended September 30, 2009, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	—	$—			$—
Granted	174,229	$20.80			$8.39
Exercised	—	$—			$—
Forfeited	—	$—			$—

Outstanding non-qualified stock options, at end of period	174,229	$20.80	$486,099	9.4 years	$8.39

Vested or expected to vest, end of period	161,974	$20.80	$451,907	9.4 years	$8.38

Exercisable non-qualified stock options, at end of period	—	N/A	$—	N/A	N/A

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11—INCOME TAXES

        Intrepid's income tax provision is comprised of the elements below. The amounts related to Mining prior to April 25, 2008, include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.
					Intrepid Mining LLC (Predecessor)
	Three months ended
	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Current portion of income tax expense (benefit):
Federal	$(1,403)	$18,798	$6,974	$24,823	$—
State	(269)	3,605	1,540	4,922	—
Deferred portion of income tax expense (benefit)	8,064	7,071	26,097	15,920	(4)

Total income tax expense (benefit)	$6,392	$29,474	$34,611	$45,665	$(4)

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

        A summary of the components of the net deferred tax assets as of September 30, 2009, and December 31, 2008, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Current deferred tax assets (liabilities):
Prepaid expenses	$(489)	$(2,025)
Unrealized loss	653	—
Other	4,059	3,247

Total current deferred tax assets	4,223	1,222

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	288,072	317,413
Asset retirement obligation	3,464	3,311
Other	6,759	6,917

Total non-current deferred tax assets	298,295	327,641

Total deferred tax asset	$302,518	$328,863

        Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid's current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which Intrepid is doing business. Changing business conditions for normal business transactions and operations, as well as changes to enacted tax rates, potentially alter the apportioned state tax factors used in Intrepid's income tax calculations. These changes to apportioned state tax factors in turn will result in changes being applied prospectively to Intrepid's current period income tax rate and the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is primarily due to the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Changes in the state tax rate are a consequence of changes in the apportionment factors applicable to Intrepid. A decrease of Intrepid's blended state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in Intrepid's blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid's deferred tax benefit. Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset. In the third quarter of 2009, no material adjustment occurred due to a change in the states in which Intrepid is doing business.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

        A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc.
					Intrepid Mining LLC (Predecessor)
	Three months ended
	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Federal taxes at statutory rate	$5,569	$27,722	$29,137	$42,406	$(4)
Add:
State taxes, net of federal benefit	680	3,022	3,531	4,915	—
Domestic production activities deduction	95	(1,297)	(445)	(1,725)	—
Other	48	27	2,388	69	—

Net expense (benefit) as calculated	$6,392	$29,474	$34,611	$45,665	$(4)

Effective tax rate	40.2%	37.2%	41.6%	37.7%	— %*

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

        For the nine months ending September 30, 2009, there was a reduction in Intrepid's effective income tax rate, resulting in the relative lowering of current income tax expense for the accounting period, as well as a reduction of the deferred income tax asset driven by applying the lower estimated blended income tax rate that was applied to value the deferred tax items. It is anticipated that such adjustments will also occur in future periods; and, as a result, management's estimate of the value of the deferred income tax asset may fluctuate from period to period.

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. This agreement is cancelable with thirty days written notice.

        In 2004, Wendover entered into a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are settled after ESI's fiscal

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

year end in September; however, Intrepid estimates and recognizes earned excess profits each quarter as the amount are earned and reasonably determinable.

        Reclamation Deposits, Surety Bonds, and Sinking Fund—In total, as of September 30, 2009, Intrepid had $8.9 million of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of its various facilities. Of this total requirement, $2.6 million consisted of long-term restricted cash deposits reflected in "Other" long term assets on the balance sheet, $6.2 million was secured by surety bonds issued by an insurer, and $0.1 million was secured with a letter of credit issued by a bank.

        Prior to September 2009, a surety bond was provided to the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company. The terms of the surety agreement included provisions governing the operation of the Moab mine; provided the Insurer a security interest in approximately 56 percent of the surface land owned by Moab; required the establishment and maintenance of a sinking fund; and required payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab's expected reclamation liability, consisted of investments held for trade for which gains and losses had been recognized based on changes in the fair market values of the underlying investments. In September 2009, Intrepid replaced, with the consent of the State of Utah and the BLM, the surety bond with other securities, consisting of a restricted cash deposit and a new surety bond. The bond sinking fund was liquidated as of September 30, 2009, and proceeds were transferred to Intrepid's general corporate cash account. The mortgage of the surface land owned by Moab is in the process of being released but was still outstanding at September 30, 2009.

        Intrepid had reclamation security cash deposits outstanding for the NM and HB facilities of $0.3 million and $0.7 million at September 30, 2009, and December 31, 2008, respectively. Security deposits related to the Wendover facility of $0.3 million were outstanding at both September 30, 2009, and December 31, 2008. These restricted deposits were included within "Other" long-term assets. Intrepid has included its estimate for Wendover's reclamation costs in its calculation of the asset retirement obligation. Intrepid is in the process of replacing these security instruments in a manner consistent with that described in the preceding paragraph.

        As of September 30, 2009, and December 31, 2008, a letter of credit in the amount of $0.1 million issued through U.S. Bank to the State of Utah was outstanding as security on a certain Moab obligation. Letters of credit reduce the amount available to borrow under Intrepid's line of credit on a dollar-for-dollar basis. Letters of credit involve a fee equal to the LIBOR spread multiplied by the commitment amount.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability included in accrued liabilities was approximately $0.8 million as of September 30, 2009, and $0.5 million as of December 31, 2008.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—Intrepid is periodically subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2009, and has provided for any estimated amounts outstanding.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

2009
For the three months ended September 30, 2009	$1,323
For the nine months ended September 30, 2009	$4,340
2008
For the three months ended September 30, 2008	$1,536
For the period from April 25, 2008 through September 30, 2008	$2,557
For the period from January 1, 2008 through April 24, 2008	$1,684

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS

        Intrepid is exposed to global market risks, including the effect of changes in commodity prices, interest rates, and the impact of foreign currency exchange rates, and uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes, and were originally entered into as economic hedges, they have not been designated as hedging instruments.

  Interest Rates

        Mining historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Mining's forward LIBOR-based contracts reduced its risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from Mining pursuant to the Exchange Agreement.

        A tabular presentation of the outstanding interest rate derivatives as of September 30, 2009, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce Intrepid's risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at September 30, 2009.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	September 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Current liabilities	$1,670	Current liabilities	$1,439
Interest rate contracts	Long-term liabilities	1,632	Long-term liabilities	2,673
Natural gas contracts	Current liabilities	—	Current liabilities	287

Total derivatives not designated as hedging instruments		$3,302		$4,399

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
		Three months ended
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Interest rate contracts:
Realized gain (loss)	Interest expense	$(427)	$(247)	$(1,059)	$(452)	$76
Unrealized gain (loss)	Interest expense	$(117)	$(163)	$810	$308	$(439)

Total loss	Interest expense	$(544)	$(410)	$(249)	$(144)	$(363)

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$—	$(161)	$—	$—
Unrealized loss	Cost of goods sold	$—	$(46)	$—	$(46)	$—

Total loss	Cost of goods sold	$—	$(46)	$(161)	$(46)	$—

        Please see Note 14—Fair Value Measurements for a description of how the above financial instruments are valued.

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

counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at September 30, 2009, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at September 30, 2009.

Note 14—FAIR VALUE MEASUREMENTS

        Intrepid applies the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157) for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Net accrued derivative liability	—	(3,302)	—

Total	$—	$(3,302)	$—

        A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

        Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps. This valuation is performed using a pricing model that calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including the relevant market values, yields, forward prices, and the known contractual terms of the instrument, are readily observable. The considered factors result in an estimated exit price for each asset or liability under a marketplace

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of September 30, 2009, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

        The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While Intrepid believes that the valuation methods utilized are appropriate and consistent with the requirements of ASC Topic 820 and with other marketplace participants, Intrepid recognizes that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.

Note 15—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the Moab assets in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree's pension plan, and approximately $1.5 million was transferred from the acquiree's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid "froze" the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $168,000 to the Pension Plan in 2009, $86,000 of which has been paid through September 30, 2009.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	Three months ended
	September 30, 2009	September 30, 2008	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$—
Interest cost	50	—	149	35	61
Expected return on assets	(35)	—	(104)	(32)	(56)
Amortization of transition obligation/(asset)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—
Amortization of actuarial loss	27	—	81	6	10

Net periodic benefit cost	$42	$—	$126	$9	$15

Note 16—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through September 30, 2009, Intrepid had received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this was received in March 2009 and has been recorded as a deferred liability at September 30, 2009, pending the insurer's final agreement to the related claims. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior periods, as they represented final settlements with the insurer. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in the future as claims are accepted and settled by the insurer.

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES

        The members of Mining were Intrepid Production Corp. ("IPC"), whose sole shareholder is Robert P. Jornayvaz III ("Mr. Jornayvaz"), Harvey Operating and Production Company ("HOPCO"), whose sole shareholder is Hugh E. Harvey, Jr. ("Mr. Harvey"), and Potash Acquisition, LLC ("PAL"), controlled by Platte River Ventures Investors I, LLC. These members maintained a controlling interest in Intrepid immediately subsequent to the IPO.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

        Airplane Use Policy.    Under Intrepid's aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed personal use of Intrepid's plane. Any personal use of aircraft may be taxable to the executive officer as a "fringe benefit" under Internal Revenue Service ("IRS") regulations. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). Personal use of the airplane was calculated based on occupied seat miles, rather than flight miles, based on IRS regulations. Flight segments may have passengers for both personal and business purposes. Each seat occupied for personal use was multiplied by the flight segment miles to calculate the percentage of flight time reported as personal use pursuant to IRS regulations.

        An entity formed in May 2008 known as BH Holdings LLC ("BH"), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with Intrepid to allow Intrepid use of an aircraft owned by BH for Intrepid business purposes. Additionally, on January 9, 2009, a dry-lease arrangement by and between Intrepid and Intrepid Production Holdings LLC ("IPH"), which is indirectly owned by Mr. Jornayvaz, became effective to allow Intrepid use of an aircraft owned by IPH for Intrepid business purposes. Both dry-lease rates and dry-lease arrangements were approved by Intrepid's Audit Committee.

        In the three and nine month periods ended September 30, 2009, Intrepid incurred dry-lease charges of $29,000 and $251,000, respectively, for BH and $24,000 and $581,000, respectively, for IPH. As of September 30, 2009, and December 31, 2008, accounts payable balances due to BH were $18,000 and $26,000, respectively. As of September 30, 2009, and December 31, 2008, there were no accounts payable balances due to IPH.

        Sublease of Office Space from Intrepid.    Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of its headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz and his wife are trustees. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases its office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space. The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of one hundred twenty-three (123) months. As of September 30, 2009, and December 31, 2008, there were related party accounts receivable balances from IPC and the LARRK Foundation for $8,000 and $3,000, respectively, related to these arrangements. The rent due from IPC and the LARRK Foundation are billed on a monthly basis and recognized as a receivable due within 30 days.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

        The future minimum lease payments to be made by IPC to Intrepid for the next five years and thereafter are presented below (in thousands):

Q4 2009	$17
2010	$69
2011	$71
2012	$73
2013	$75
2014	$78
Thereafter	$365

Years 2009 - 2019	$748

        The future minimum lease payments to be made by the LARRK Foundation to Intrepid for the next five years and thereafter are presented below (in thousands):

Q4 2009	$2
2010	$9
2011	$10
2012	$10
2013	$10
2014	$10
Thereafter	$49

Years 2009 - 2019	$100

        Transition Services Agreement.    On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC executed a Transition Services Agreement. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title and engineering services in connection with IOG's oil and gas venture. Effective April 25, 2009, the term of the Transition Services Agreement was extended until April 24, 2010. As of September 30, 2009, and December 31, 2008, there were related party accounts receivable balances from IOG for $5,000 and $0, respectively. The services provided by Intrepid to IOG are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days.

        Relationship with Quinn & Associates, P.C.    Patrick A. Quinn, who served as Mining's former Interim Chief Financial Officer until March 24, 2008, is an independent contractor and performed services for us through the accounting firm of Quinn & Associates, P.C. ("Q&A") of which he is the primary owner. The services performed by Mr. Quinn related to contract accounting and consulting services. Q&A has not provided any attest services to Intrepid, its subsidiaries or any predecessor entity at any time. Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is not considered a related party to Intrepid. For the period from January 1, 2008, through April 24, 2008, Q&A's billings to Mining were $0.2 million.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

        During December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which was codified in ASC Topic 715-20-50, to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Application of this portion of ASC Topic 715-20-50 will require new disclosures only, and will have no impact on Intrepid's consolidated financial statements. These new disclosures will be required for Intrepid in its 2009 Annual Report on Form 10-K.

Item 1A.    UNAUDITED PRO FORMA FINANCIAL INFORMATION

        You should read this unaudited pro forma consolidated financial information together with the other information contained in this Quarterly Report on Form 10-Q, as well as information contained in Intrepid's Annual Report filed on Form 10-K for the year ended December 31, 2008, and with its unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

        The following unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2008, present the consolidated results of operations of Intrepid and assume that the Formation Transactions (including the initial public offering of Intrepid, or IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions, all of which are discussed in detail in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2008, occurred at the beginning of the period indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid's operating results. The pro forma statement of operations does not include the full impact of additional administrative costs associated with being a public company which are estimated to be between $2 and $3 million per year, not including the impact of any stock-based compensation, and does not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statement of operations and principally include the matters set forth below.

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

        The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the period presented. The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the IPO and the Formation Transitions including the Exchange Agreement had occurred on January 1, 2008. In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid's results of operations for this period. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Pro Forma Consolidated Statement of Operations (Unaudited)

Nine Months Ended September 30, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.	Intrepid Mining LLC (Predecessor)
					Pro Forma Adjusted for the Nine months ended September 30, 2008
	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008	Pro Forma Adjustments
Sales	$226,420	$109,420	$—		$335,840
Less:
Freight costs	8,591	12,359	—		20,950
Warehousing and handling costs	3,216	2,235	—		5,451
Cost of goods sold	77,084	48,647	546	(1)	126,277

Gross Margin	137,529	46,179	(546)		183,162
Selling and administrative	14,708	6,034	2,973	(1)	23,715
Accretion of asset retirement obligation	299	198	—		497
Other	936	5	—		941

Operating Income	121,586	39,942	(3,519)		158,009
Other Income (Expense)
Interest expense, including derivatives	(457)	(2,456)	2,038	(2)	(875)
Interest income	664	23	—		687
Insurance settlements in excess of
property losses	(33)	6,998	—		6,965
Other expense	(612)	(14)	—		(626)

Income Before Income Taxes	121,148	44,493	(1,481)		164,160
Income Tax (Expense) Benefit	(45,665)	4	(17,050	)(3)	(62,711)

Net Income	$75,483	$44,497	$(18,531)		$101,449

Weighted Average Shares Outstanding:
Basic	74,843,124		—	(4)	74,843,124

Diluted	74,991,166		54,949	(4)	75,046,115

Earnings Per Share:
Basic	$1.01				$1.36

Diluted	$1.01				$1.35

Notes to the Pro Forma Consolidated Statement of Operations:

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

	Cost of goods sold	Selling and administrative
Nine months ended September 30, 2008	$546	$2,973
(2)
Upon closing of the IPO, all of the balances outstanding under Intrepid's senior credit facility were repaid. The amounts repaid were comprised of $18.9 million plus fees and accrued interest by Mining, from the amounts Mining received under the Exchange Agreement; and $86.9 million plus fees and accrued interest by Intrepid, using net proceeds from the IPO. As a result, $2.0 million was the adjustment related to the elimination of interest expense associated with any outstanding balances for the period presented assuming the transaction closed as of January 1, 2008.

(3)
Represents the adjustment necessary for the period to record estimated federal and state income taxes on the income of the predecessor entity had Mining been a taxable entity during the period. The assumed tax rate is the statutory tax rate of 39.6 percent, not adjusted for any permanent differences.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict" and "continue," the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio™; operational difficulties at our facilities; changes in demand and/or supply for potash or Trio™; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including but not limited to the development of the HB Mine as a solution mine; changes in the prices of our raw materials, including but not limited to the price of natural gas; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including but not limited to environmental and mining regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; continued disruption in credit markets; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this Quarterly Report on Form 10-Q.

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

        Unless expressly stated otherwise or the context otherwise requires, the terms "we," "our," "us," and "Intrepid" refer to Intrepid Potash, Inc. and its subsidiaries. References to "Mining" refer to Intrepid Mining LLC, our predecessor. Unless expressly stated otherwise or the context otherwise requires, references to "tons" in this Quarterly Report on Form 10-Q refer to short tons. One short ton equals 2,000 pounds. One metric ton, which many of our international competitors use, equals 2,204.68 pounds.

Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite. We market our langbeinite under the name of Trio™. Potassium is one of the three primary nutrients essential to plant formation and growth. We are one of two producers of langbeinite, a low-chloride fertilizer that is well-suited for chloride-sensitive crops and has the added benefit of magnesium. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have the nameplate capacity to produce 1,200,000 short tons of potash and 250,000 short tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s. Since 2005, we have supplied, on average, approximately 1.6 percent of world potash consumption and 9.4 percent of U.S. consumption annually.

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

        Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Mining in corporate form after Intrepid's initial public offering ("IPO"). On April 25, 2008, Intrepid closed its IPO by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, its predecessor. Since April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. On April 25, 2008, pursuant to the Exchange Agreement, Mining assigned all of its assets other than approximately $9.4 million of cash to Intrepid in exchange for 40,339,000 shares of Intrepid's common stock and approximately $757.4 million of the net proceeds of the IPO. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. For more information concerning our IPO and Formation Transactions, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"—Overview—Our Company contained in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Presentation of Information

        The activity presented for and after April 25, 2008, is for Intrepid, and the period presented prior to April 25, 2008, relates to Mining as the predecessor entity. The results of operations data for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009, the period April 25, 2008, through September 30, 2008 (the successor period), and the balance sheet data as of September 30, 2009, presented herein, were derived from the unaudited consolidated financial results of Intrepid. Balance sheet data as of December 31, 2008, was derived from Intrepid's audited consolidated financial statements. The results of operations data for the period from January 1, 2008, through April 24, 2008 (the predecessor period), presented herein, were derived from the historical financial statements of Mining. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of Intrepid's future performance nor will such data reflect what Intrepid's financial position and results of operations would have been had Mining operated as an independent, publicly-traded company during the historical periods presented.

        Pro forma consolidated results of operations data are presented and discussed within this management's discussion and analysis to provide meaningful information for comparison purposes. Analytical information for the non-comparative period will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about the nine month comparative period ended September 30, 2009, on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Securities Exchange Act of 1934, as amended. The pro forma adjustments to the nine month period ended September 30, 2008, relate only to additional expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the period related to Mining since it was a limited liability company plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after Intrepid's IPO and since there was no material activity in Intrepid from its formation in November 2007 until the closing of the IPO on April 25, 2008, there are no adjustments necessary to the production or sales results of the period related to Mining in order to create a comparative presentation for the nine months ended September 30, 2009. Because of this, discussion of the nine month comparative operating statistics is unaffected, and the actual historical results of the successor and predecessor period are presented.

Our Products and Markets

        Our two primary products are potash, and sulfate of potash magnesia or langbeinite which is marketed as Trio™ and may be referred to as such throughout this document. The majority of our revenues and gross margin are derived from the production and sales of potash. The percentage of our sales of Trio™ in recent quarters has increased relative to our total sales, as sales of Trio™ have been less impacted than potash sales in the current economic environment. The percentages of our net sales, which is defined below in the section titled Specific Factors Affecting our Results—Sales, and gross margins from potash were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
2009
For the three months ended September 30, 2009	84%	90%
For the nine months ended September 30, 2009	82%	87%
2008
For the three months ended September 30, 2008	90%	91%
For the period from April 25, 2008 through September 30, 2008	91%	91%
For the period from January 1, 2008 through April 24, 2008	86%	93%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas drilling, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas exploration areas in the Rocky Mountains and the Permian Basin. We do, however, have domestic sales that go into the southeastern and eastern United States. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. Demand for granular potash began to decline in the fall of 2008 due primarily to the interaction of potash prices being held at then historically high levels combined with the economic backdrop of falling prices for agricultural commodities. Variability in other input costs for the farm producer, as well as uncertainty resulting from the current U.S. and global financial market conditions, were also contributing factors. The relative decrease in demand has continued through the third quarter of 2009, as many farmers elected to apply granular potash at lower rates than historical application rates and hesitation continued by fertilizer dealers to hold inventory. The demand for our standard potash has also declined from historical levels, as there was a decrease in oil and gas drilling and completion of such wells due to lower oil and gas commodity prices, in conjunction with the fact that some drillers experimented with alternatives to standard potash or attempted to forego the use of potash altogether in drilling and completing their wells.

        This downturn continues to negatively affect our sales volumes. Similar to the previous three quarters, our third quarter 2009 sales of potash were approximately half of our historical quarterly sales volumes. While we saw some strengthening in our September 2009 sales relative to previous months, we are continuing to see that the delay of the harvest throughout the United States, due to precipitation levels and the farmers' reduced ability to get into the fields, is also delaying fall applications of potash.

        We believe that agricultural demand for fertilizers in the long-term will track population growth, meat consumption, and biofuel production, but demand may remain contracted during the current period of price and economic uncertainty. Our long-term view is based on data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past twenty-five years the domestic apparent consumption for potash has averaged approximately 9.3 million short tons with annual volatility of less than 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors. While the 2008 / 2009 agricultural year consumption of potash was reduced by an estimated 40 percent, it remains to be seen what the 2009 / 2010 agricultural year application rates will be for potash. There is a continuing risk that potash application rates will be below historical levels. Over the longer term, we believe that domestic apparent consumption will eventually return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. We recognize, however, that farmers may continue to defer potash purchases as a reaction to the price of potash until their soil fertility suffers declines in potassium that are not acceptable to the farmers.

        After the large North American producers lowered their list prices at the beginning of the third quarter of 2009, according to publicly-available data, we also reduced our list prices for potash in order to remain competitive. These price reductions, combined with the early fall fertilizer season, began to have a positive impact on the sales of our products by the end of the third quarter; however, due to continued overall pricing and demand uncertainty in the marketplace, further reductions in our sales prices may be necessary to remain competitive, as well as to bring sales volumes back to historical levels. Some current factors that may impact pricing and demand include when and at what price will China begin buying potash again on a larger scale, whether an unusually late harvest in the United States will negatively impact the fall fertilizer season, and whether future crop prices rise or fall. The settlement of contracts by large international potash producers in the third quarter of 2009 with India and Brazil resulted in adjustments in potash pricing in the world markets. According to Fertecon data, after some purchases in the third quarter, Brazil has pulled back and may not purchase significant volumes for the remainder of the year. The international potash market is, however, still looking to a purchase contract from China for future price developments. We expect the eventual settlement of contracts with China to be another key price point in the broader international potash market which may clarify where potash prices settle in the near future.

        It is unknown how soon sales of potash in the United States will increase or return to historical levels. It is possible that these lower prices for potash will not stimulate demand in the near future, as farm producers may continue to choose to limit their potash applications for a period of time and our customers may choose to keep their inventories low until potash prices further stabilize.

        Industrial demand for our standard product will likely continue to correlate with oil and gas pricing and drilling and well completion activity, which has shown some signs of a mild recovery during the third quarter of 2009. Through industry publications, we monitor the oil and gas drilling rig count in the United States as an indicator of activity. In the event that demand for our standard potash product does not recover with industrial demand, we have the ability to convert some of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial potash into granular potash.

        The feed component of our sales mix has increased on a relative basis, as we generally have not seen a downturn in that market. The recent decrease in the percentage of our sales attributable to the feed market was due to the mild improvement in overall sales levels in the third quarter of 2009. Overall, our feed sales have remained generally consistent from prior periods. The percentages of our potash sales volumes for all of our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2009
For the three months ended September 30, 2009	70%	17%	13%
For the nine months ended September 30, 2009	65%	20%	15%
2008
For the three months ended September 30, 2008	66%	27%	7%
For the period from April 25, 2008 through September 30, 2008	65%	28%	7%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%

        We are one of only two companies in the world that have economic reserves of langbeinite and produce sulfate of potash magnesia (Trio™). We began producing and marketing Trio™ in late 2005, and we are working to expand our production of this product to meet increasing demand, particularly for the granular-sized product. Trio™ is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio™ throughout the world through an exclusive marketing agreement with PCS Sales for sales outside North America. Increasing the market awareness of the benefits of Trio™ is a focus of our marketing efforts. Sales of Trio™ on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period to period when compared to our domestic sales. The percentages of our Trio™ sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods:

	United States	Export
Trio™ only
2009
For the three months ended September 30, 2009	39%	61%
For the nine months ended September 30, 2009	59%	41%
2008
For the three months ended September 30, 2008	35%	65%
For the period from April 25, 2008 through September 30, 2008	48%	52%
For the period from January 1, 2008 through April 24, 2008	43%	57%

Global Factors Affecting our Results

  Fertilizer Demand

        Long-term global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have a significant impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. Fertilizer demand is also affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. In the near term, we note that the U.S. and world economic crisis has led to volatility in agricultural commodity prices, which may have an impact on the decisions farmers make related to their fertilization program. Our sales levels are well below those of a year ago, and prices have now fallen to levels that were last seen during the second and third quarters of 2008. Also, the wholesale prices of nitrogen and phosphate fertilizers, the two other primary crop nutrients, have declined relative to pricing in 2008 due primarily to a reduction in the cost of natural gas feedstocks required to produce those products and also due to supply dynamics in those industries. The combination of economic volatility and buyer hesitation has resulted in reduced demand for potash. Consequently, this has resulted in, and may continue to result in, our reduction of production levels of our products and the building of inventory in our warehouses.

  Potash Supply

        Economically recoverable potash deposits are relatively rare and are well established. Virtually all potash is extracted from approximately twenty commercial deposits located in twelve countries. According to Fertecon Limited, the International Fertilizer Industry Association ("IFA"), and actual data published by potash mining companies, for all of 2008, six countries (Canada, Russia, Belarus, Germany, Israel and China) accounted for approximately 88 percent of the world's aggregate potash production. Companies in Canada and the former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. As reported publicly, many of the larger potash producers have curtailed production in 2009 in an effort to more closely match global demand. Since much of the demand for potash from these producers comes from Brazil, India and China, the decrease in purchases by these countries has led to reported production declines by some of the world's largest potash producers. We believe that, when significant international demand does return, the Canadian, Russian, Belarusian, and German potash producers that curtailed production may recommence producing at higher rates at some of their idled plants.

  Energy Demand and Cost

        Energy prices and consumption affect the potash industry in several ways. Energy policies in the United States have supported the development of biofuels, which currently rely upon agricultural products as feedstocks. As demand and prices for these feedstocks increase (or decrease), the use of fertilizer becomes more (or less) economically attractive. The economics of this industry are also impacted by input prices, and the relatively lower corn price through the summer of 2009 created demand for these inputs in the biofuel industry. In addition, energy prices affect the global levels of oil and gas drilling, and such drilling often consumes potash as a fluid additive as a means to reduce the risk of swelling clays in the formation. We believe that the positive benefit of potassium chloride in drilling and fracturing fluids has been well established in the oil and gas industry. According to drilling rig count data compiled by Baker Hughes, the number of rigs drilling for oil and gas in North America has increased slightly from its low point during the second quarter of 2009, resulting in a potential increase in demand for drilling fluids.

        Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of processing potash. The average cost per MMBTU of natural gas for the nine months ended September 30, 2009, was lower than the average rate for the nine months ended September 30, 2008, contributing to a decrease in our energy costs. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash by approximately $3 per short ton, in part dependent on our volume of production.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio™ and are determined by the quantities of product we sell and the selling prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe gross sales provide a representative measurement of our performance in the market due to the inclusion of freight billings for some sales at a variety of rates. We view net sales, which are gross sales less freight costs, as the key performance indicator. We primarily utilize net sales per short ton in the analysis of our sales trends in order to remove the effect of freight on pricing.

        During the third quarter, we saw the first signs of a modest recovery in demand, as sales volumes increased late in the quarter. Our consignment and forward warehousing efforts and ability to provide just-in-time inventory to our customers allowed us to participate actively in such sales. However, the U.S. harvest is unusually late this fall, leaving a small window of time for a fall application of fertilizer, and is therefore likely to result in below-average sales volumes for us this fall fertilizer season. As a result, we expect our fourth quarter sales volumes for potash to be somewhat similar to third quarter sales volumes. The spring of 2010 is now starting to look like the next period when sales volumes could improve.

        Prior to the fourth quarter of 2008, the price of potash was the principal factor affecting our net sales. Thus far in 2009, the principal factor has been the volumes of our sales, although price has declined in each quarter this year. The volumes of product we sell are determined by demand for our products and by our production capabilities. We have been actively managing our production levels in response to market demand with a view toward managing inventory levels in the near term and ensuring that our balance sheet remains strong. Our profitability is directly linked to the sales price of our product and, to a lesser extent, to the variable cost elements associated with the price of natural gas and other commodities used in the production of potash.

        We consider international prices in the determination of our selling price, and we have benefited from the weakening U.S. dollar in prior periods. During 2009, this trend has continued as the Canadian dollar has strengthened relative to the U.S. dollar. The potential impact of a weaker U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars upward in order to retain their local currency equivalent sales price, potentially allowing for increases in the net realized prices we can obtain for our products. Mitigating the impact of a weaker U.S. dollar is the fact that our sales and costs are denominated in U.S. dollars; therefore, the change in the value of the U.S. dollar against other currencies has less of an effect on us as opposed to our competitors.

        Domestic pricing of our products is influenced by, among other things, the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. Average net realized sales prices ("net sales price" or "net sales per short ton") for the last seven quarters are shown below. The net sales prices are derived by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. The decrease in the price from the fourth quarter of 2008 to the third quarter of 2009 has been driven by an overall decrease in competitive producer sales prices, by low demand in the market, and by the fact that during the first half of 2009 there was substantial product in distributors' warehouses that needed to be sold. Much of the distributors' inventories were reduced during the spring fertilizer season. During the last few quarters, we have put in place consignment and forward warehousing agreements that position our tons where customers can access them quickly when they are ready to buy potash. These consignment and forward warehousing agreements help mitigate price risk for our wholesale customers and, at the same time, position us for a potential recovery in demand. However, with the recent downward trend in the market price of potash, our net realized price could decrease further relative to the quarter ended September 30, 2009.

Average net realized sales price for the three months ended:	Potash	Trio™
	(Per short ton)
March 31, 2008	$295	$123
June 30, 2008	$425	$188
September 30, 2008	$623	$283
December 31, 2008	$762	$323
March 31, 2009	$727	$330
June 30, 2009	$674	$338
September 30, 2009	$458	$246

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any should be deemed abnormal under authoritative GAAP with respect to inventory costing. In the three quarters ended September 30, 2009, June 30, 2009, and March 31, 2009, we determined that approximately $5.8 million, $5.2 million and $1.2 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. As a result, these costs have been excluded from our inventory value and instead expensed in the respective quarters. The result is an acceleration of the recognition of this expense and the exclusion of these costs from cost of sales. The assessment of normal production levels is highly judgmental and is unique to each quarter. We compared actual production relative to what we estimated could have been produced if we had not elected market-related shutdowns and lower operating rates in order to determine the abnormal cost adjustment.

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. Many of our production costs are fixed and,

therefore, our costs of sales per short ton are largely going to move inversely with the number of short tons we produce. There is an element of our cost structure associated with labor and consumable operating supplies and chemicals that is variable, which makes up approximately 20 percent of our cost base. Production costs per short ton are also impacted when our production levels change such as for annual maintenance turnarounds, for mine development, or for voluntary shutdowns to manage inventory levels. Excluding the effect of the direct expensing of costs associated with abnormally low production rates, our cash cost per short ton decreased in the third quarter of 2009 relative to the third quarter of 2008. Our cash cost per short ton, net of $16 per short ton of by-product credits, was $177 per short ton in the quarter ended September 30, 2009, compared to $182 per short ton, net of $8 per short ton of by-product credits, in the same quarter of 2008. Our normal production costs are first absorbed into inventory, and the inventory will take some time to turn over due to current market conditions. Our expensing of a portion of our production costs directly in the period excludes such costs from the cost of sales results. We continue to produce at lower rates than in previous periods with much the same cost structure, so, considering the impact of production costs and costs considered abnormal, our overall margins are negatively affected when we produce at a lower rate. Our lower production rates were largely caused by voluntary plant shutdowns and reduced operating rates during the first nine months of 2009 and annual maintenance turnarounds at our New Mexico facilities in the fourth quarter of 2008. So long as demand remains depressed, we expect to operate at reduced production levels to manage inventory, and our operating costs are expected to continue to be adversely affected.

        Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs and plant overhead expenses. In absolute dollars, production-related spending decreased by $7.0 million during the first nine months of 2009 compared to the first nine months of 2008. This overall decrease resulted primarily from decreased natural gas and electricity costs, the use of less contract labor, and reduced royalties. These decreased expenditures were partially offset by increases in maintenance, property tax, insurance, depreciation, and labor expenses and a decrease in by-product credits.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the three month periods ending September 30, 2009 and 2008, the nine month period ending September 30, 2009, the period from April 25, 2008, through September 30, 2008, and the period from January 1, 2008, through April 24, 2008, our royalty rate was 4.1 percent, 3.5 percent, 3.8 percent, 3.5 percent, and 3.5 percent, respectively. We expect that future average rates will be relatively consistent with these average historical rates.

  Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income, whereas its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes.

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement was, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Therefore, the tax basis in the assets and liabilities transferred to Intrepid was significantly higher than the book basis in the same assets and liabilities. The basis difference between book and tax generated a net deferred tax asset for Intrepid immediately following the transaction. The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital. The majority of Intrepid's deferred tax asset has been assigned to mineral properties, and the anticipated use of percentage depletion to reduce our taxable income, relative to book income, is expected to provide full realization of this asset over time. Currently, we anticipate that, for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year.

        For the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009, and for the post-IPO period April 25, 2008, through September 30, 2008, Intrepid's effective tax rates were 40.2 percent, 37.2 percent, 41.6 percent, and 37.7 percent, respectively.

        For the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009, and for the post-IPO period April 25, 2008, through September 30, 2008, our total tax expense was $6.4 million, $29.5 million, $34.6 million, and $45.7 million, respectively. For the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009, and for the post-IPO period April 25, 2008, through September 30, 2008, total tax expense was comprised of $1.7 million of tax benefit, $22.4 million of tax expense, $8.5 million of tax expense, and $29.7 million of tax expense, respectively, of current income tax (benefit) expense. The remaining tax provision is comprised of deferred income taxes. Our current tax (benefit) expense for these periods is less than our total tax expense in large part because Intrepid has tax basis associated with mineral properties and property, plant, and equipment in excess of book basis. Generally, the effect of tax basis in excess of book basis is that taxable income, both currently and in future periods, will be lower than book income to the extent of the basis difference. At September 30, 2009, we had a net deferred tax asset of $302.5 million. The majority of this deferred tax asset is due to Intrepid's tax basis exceeding its book basis for property, plant, and equipment and mineral properties. We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no valuation allowance is necessary. We base this conclusion on the expectation that future taxable income should allow us to fully realize these deferred tax assets.

        Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid's current and deferred income tax calculations are impacted most significantly by the states in which Intrepid is doing business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter Intrepid's allocation and apportionment of income among the states for income tax purposes. These changes in allocations and apportionment will result in changes in the calculation of Intrepid's current and deferred income tax calculations, including the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.

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

        We have also seen an increase in our tax deductions for depreciable property because of the impact of bonus depreciation on selected asset categories placed in service during the period, and this larger depreciation deduction has resulted in lower taxable income.

Operating Highlights

Three Months Ended September 30, 2009, and 2008

        Income before taxes for the three months ended September 30, 2009 and 2008, was $15.9 million and $79.2 million, respectively. The decrease in the comparable periods followed principally from lower sales volumes and lower net realized prices of both potash and Trio™. We sold 111,000 and 40,000 short tons of potash and Trio™ in the three months ended September 30, 2009, as compared to 204,000 and 50,000 short tons in the same period of 2008. The decrease in sales volumes has resulted from lower sales of potash as farmers defer potash applications in reaction to general economic conditions, the rise in potash prices that peaked in 2008, and declines in agricultural commodity prices relative to the peaks reached in 2008. Also, industrial-grade potash sales have slowed as the oil and gas drilling rig count average for North America, per data compiled by Baker Hughes, for the quarter ended September 30, 2009, was approximately half of the average count from a year ago, due to the decline in natural gas and oil prices. The Trio™ sales decrease was driven largely by postponed export shipments, along with somewhat reduced general agricultural demand. Trio™ export shipments are comparatively large bulk sales that tend to vary when they take place throughout the year; therefore, the timing of these sales can lead to large variances in sales tons from quarter to quarter.

        Our production volume of potash in the third quarter of 2009 was 112,000 short tons, or 88,000 short tons less than in the third quarter of 2008. Our production was primarily lower due to actions we took to slow production in order to more closely align our supply with market demand.

        Our net realized sales price of potash was $458 per short ton ($505 per metric ton) in the three months ended September 30, 2009, as compared to $623 per short ton in the three months ended September 30, 2008. The decrease in pricing was the result of price reductions by our international competitors, following settlement of new contracts at lower prices with large importing countries, such as India and Brazil. Given the significant changes in market demand during 2009, average prices have declined from the peak quarterly average of $762 per short ton in the fourth quarter of 2008 and could move lower in the near future. The long-term trends in population growth and tight global food supplies have not changed materially as a result of the financial crisis, which leads us to believe that robust demand for potash should return in the future. Excluding costs associated with abnormal production, our potash gross margin as a percentage of net sales was 50 percent for the three months ended September 30, 2009, as compared to 65 percent in the three months ended September 30, 2008. The change in gross margin has occurred as a result of falling potash prices and higher per short ton production costs. Production costs in the third quarter of 2009 relative to the third quarter of 2008 decreased in absolute dollars by $7.1 million with decreased spending on natural gas, electricity, royalties, and contract labor, being partially offset by increased costs of production and maintenance labor. We expensed $5.8 million of production costs directly in the third quarter of 2009, and our cost of goods sold was $177 per short ton, net of by-product credits. This compares to a per short ton cost of goods sold for potash in the third quarter of 2008 of $182 per short ton, net of by-product credits. The per short ton cost of goods sold is somewhat comparable as a result of the direct expensing of production costs; therefore, the inventory carrying values do not bear the burden of these costs. Our cost of goods sold per short ton of Trio™ increased in the third quarter of 2009 relative to the third quarter of 2008 as we have been producing relatively more Trio™ than potash at our East mine than we have in prior periods, so more of the production costs were allocated to this product.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Net sales prices below are derived from the elements in the table presented in the forward section titled Results of Operations—Net Sales and Freight Costs for the same periods as presented below.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change between Periods
Production volume (in thousands of short tons):
Potash	112	200	(88)

Langbeinite	60	50	10

Sales volume (in thousands of short tons):
Potash	111	204	(93)

Trio™	40	50	(10)

Gross sales (in thousands)
U.S.	$52,790	$132,843	$(80,053)
International	13,659	13,414	245

Total	66,449	146,257	(79,808)
Freight costs (in thousands)
U.S.	4,084	3,371	713
International	1,509	1,683	(174)

Total	5,593	5,054	539
Net sales (in thousands)
U.S.	48,706	129,472	(80,766)
International	12,150	11,731	419

Total	$60,856	$141,203	$(80,347)

Potash statistics (per short ton):
Net sales price	$458	$623	$(165)
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	177	182	(5)
Depreciation, depletion and amortization	19	10	9
Royalties	18	21	(3)

Total potash cost of goods sold	$214	$213	$1

Warehousing and handling costs	13	7	6

Average potash gross margin (exclusive of costs associated with abnormal production)	$231	$403	$(172)

Trio™ statistics (per short ton):
Net sales price	$246	$283	$(37)
Cost of goods sold (exclusive of items shown separately below)	131	87	44
Depreciation, depletion and amortization	12	12	—
Royalties	12	14	(2)

Total Trio™ cost of goods sold	$155	$113	$42

Warehousing and handling costs	17	10	7

Average Trio™ gross margin	$74	$160	$(86)

*
On a per short ton basis, by-product credits were $16 and $8 for the three month period ended September 30, 2009, and 2008, respectively. By-product credits were $1.7 million and $1.6 million for the three month period ended September 30, 2009, and 2008, respectively.

Nine Months Ended September 30, 2009, and the Period April 25, 2008, through September 30, 2008, and the Period January 1, 2008, through April 24, 2008 (predecessor)

        Income before taxes for the nine months ended September 30, 2009, was $83.2 million. Income before taxes for the period from April 25, 2008, to September 30, 2008, was $121.1 million. Income before taxes for the predecessor entity for the period January 1, 2008, through April 24, 2008, was $44.5 million. The decrease from the combined prior year periods followed principally from lower sales volumes of each of our products and was partially offset by increased average prices for potash and Trio™. We sold 290,000 and 123,000 short tons of potash and Trio™ in the nine months ended September 30, 2009, as compared to 630,000 and 191,000 short tons in the same period of 2008. As described previously, the Trio™ sales decrease was driven largely by a large export sale of standard product to China in 2008. These export shipments are comparatively much larger bulk sales that tend to vary when they take place throughout the year; therefore, the timing of these sales can lead to large variances in sales tons from period to period.

        Our production volume of potash in the nine months ended September 30, 2009, was 381,000 short tons, or 254,000 short tons less than in the same period in 2008. Our production was primarily lower due to actions we took to slow production in order to more closely align our supply with market demand.

        Our net sales price of potash was $610 per short ton ($672 per metric ton) in the nine months ended September 30, 2009, as compared to $547 per short ton for the period from April 25, 2008, to September 30, 2008, and $309 per short ton for the period January 1, 2008, through April 24, 2008. The net sales price of potash was $445 per short ton for the combined nine months ended September 30, 2008. The increase in average pricing was achieved as a result of tight supply and demand conditions and strong agricultural prices through the first three quarters of 2008 and our ability to hold some of this price increase for a period of time in the first nine months of 2009. Excluding costs associated with abnormal production, our potash gross margin as a percentage of net sales was 58 percent for the nine months ended September 30, 2009, as compared to 63 percent in the period from April 25, 2008, through September 30, 2008, and 52 percent in the period from January 1, 2008, through April 24, 2008. The change in gross margin has occurred as a result of lower potash prices and higher per short ton production costs. Production costs in the first nine months of 2009 relative to the first nine months of 2008 decreased in absolute dollars by $7.0 million with decreased spending on natural gas, electricity, contract labor, royalties, and fuel, being partially offset by increased costs of maintenance, depreciation, property taxes, insurance, and labor and decreased by-product credits. Due to the fact that we expensed $12.2 million of production costs directly in 2009 rather than absorb these costs into inventory, our cost of goods sold per short ton of $200, net of by-product credits, for the nine months ended September 30, 2009, is more comparable to the combined period's $146 per short ton, net of by-product credits. This increase was driven principally by the lower production levels maintained through 2009. Additionally, the increase in royalty cost per short ton is driven by the increase in sales prices between periods. Our cost of goods sold per short ton of Trio™ increased in the first nine months of 2009 relative to the first nine months of 2008, as we have been producing relatively more Trio™ than potash at our East mine than we have in prior periods, so more of the production costs have been allocated to this product.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Had the cost of sales numbers from the pro forma information as described in Part I, Item 1A. of this document been presented in this table the pro forma cost per short ton of potash would have been higher in the first nine months of 2008 by less than $1 per short ton.

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
				Combined Nine months ended September 30, 2008
	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008		Change between Periods
Production volume (in thousands of short tons):
Potash	381	355	280	635	(254)

Langbeinite	147	90	74	164	(17)

Sales volume (in thousands of short tons):
Potash	290	361	269	630	(340)

Trio™	123	84	107	191	(68)

Gross sales (in thousands)
U.S.	$202,142	$208,676	$96,359	$305,035	$(102,893)
International	26,600	17,744	13,061	30,805	(4,205)

Total	228,742	226,420	109,420	335,840	(107,098)
Freight costs (in thousands)
U.S.	11,709	6,427	8,168	14,595	(2,886)
International	2,713	2,164	4,191	6,355	(3,642)

Total	14,422	8,591	12,359	20,950	(6,528)
Net sales (in thousands)
U.S.	190,433	202,249	88,191	290,440	(100,007)
International	23,887	15,580	8,870	24,450	(563)

Total	$214,320	$217,829	$97,061	$314,890	$(100,570)

Potash statistics (per short ton):
Net sales price	$610	$547	$309	$445	$165
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	200	165	125	146	54
Depreciation, depletion and amortization	19	9	8	9	10
Royalties	22	19	10	15	7

Total potash cost of goods sold	$241	$193	$143	$170	$71

Warehousing and handling costs	14	7	6	6	8

Average potash gross margin (exclusive of costs associated with abnormal production)	$355	$347	$160	$269	$86

Trio™ statistics (per short ton):
Net sales price	$306	$246	$130	$181	$125
Cost of goods sold (exclusive of items shown separately below)	143	68	77	80	63
Depreciation, depletion and amortization	14	9	10	11	3
Royalties	15	12	7	9	6

Total Trio™ cost of goods sold	$172	$89	$94	$100	$72

Warehousing and handling costs	14	9	6	8	6

Average Trio™ gross margin (exclusive of costs associated with abnormal production)	$120	$148	$30	$73	$47

*
On a per short ton basis, by-product credits were $17, $8, and $13 for the nine month period ended September 30, 2009, the period from April 25, 2008, through September 30, 2008, and the period from January 1, 2008, through April 24, 2008, respectively. By-product credits were $4.9 million, $3.0 million, and $3.6 million for the nine month period ended September 30, 2009, the period from April 25, 2008, through September 30, 2008, and the period from January 1, 2008, through April 24, 2008, respectively.

Outlook for the Remainder of 2009

        We believe that farmers and distributors are still hesitant to return to robust purchasing of potash because potash prices have not fully stabilized and, in fact, continued to fall during the third quarter of 2009. The month of September saw some increase in domestic potash demand, which has since moderated due to the unusually late fall harvest in the U.S. that was the result of a delayed spring planting and poor weather conditions this fall. These conditions are contributing to a reduction in the amount of potash applied by farmers from historical normal fall application rates. Furthermore, with potash prices decreasing and the outlook for crop prices remaining uncertain, we expect farmers may delay making their fertilizer purchases. This continued purchasing delay by farmers to obtain more potash pricing clarity and crop pricing visibility may continue to have a moderating effect on the pace of any demand recovery for potash as we transition into 2010.

        It is unknown how long it will take for the potash market to return to more historical levels of demand. We believe that it is likely that our sales volumes will not change substantially until sometime in 2010, even with the decreases in the prices of our products. We continue to expect that application rates for potash fertilizers will be lower in total for the full year 2009, relative to 2008. We, however, do not expect this decline to be permanent as fertilizer plays a vital role in ensuring that world agricultural production meets the needs of a growing population.

        The difference, however, in the inventory levels this fall as compared to last spring is that the inventory in the supply system is now largely comprised of producer inventory rather than dealer inventory. We believe fertilizer dealers have continued to be cautious in the current market environment by limiting the amount of inventory that they keep on hand. This trend could continue to keep sales levels lower as dealers attempt to maintain decreased levels of inventory or reduce inventory. The implication of this could be a larger peak in seasonal demand for agricultural product as the application seasons tend to be concentrated in the spring and fall. We may benefit from this trend however, as we believe we are well-positioned to provide just-in-time product in certain key agricultural markets when demand does materialize. If a decreased application rate is sustained for the remainder of 2009, we will continue to manage our production levels so that inventory levels do not exceed the available capacity of our warehouses.

Potash Prices

        The commodity price for potash has been and will continue to be the most significant driver of the profitability of our business. As discussed earlier, we have sold significantly lower volumes of potash since the fourth quarter of 2008, and we expect this trend of lower sales volumes to continue for the remainder of 2009, and possibly into 2010. Potash pricing is discussed in more detail in the preceding section titled Our Products and Markets.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each of our facilities, we have developed an investment plan to maintain safe and reliable production, improve and modernize equipment, increase production, ensure environmental compliance and decrease per unit production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production capacity and efficiency of operations over time. This operational focus on continuing to enhance the reliability of our production is particularly directed at our Carlsbad facilities and is designed to lower our operating cost per short ton with production efficiency and debottlenecking projects. In the three and nine months ended September 30, 2009, we have invested $33.2 million and $82.4 million, respectively, in capital projects. As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. We recognize, however, that the current period of lower production rates is an excellent time to implement improvements to our facilities. Based on our current pace of capital expenditures and our active management of our balance sheet in this environment of decreased demand for our products, we believe we can maintain a sufficient amount of cash on our balance sheet to work though this period of lower relative sales.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine. In January 2009, the Bureau of Land Management ("BLM") informed Intrepid that it determined that an Environmental Impact Statement ("EIS") is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and most capital expenditures for it deferred while the EIS is completed. We currently anticipate that the EIS process will be completed by the end of the summer of 2011. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately one year later with full production anticipated approximately two years after approvals are obtained and construction begins. We expect our total investment to be between $11 million to $13 million in 2009, and we have invested approximately $8.9 million on a year-to-date basis.

        Total capital investment in 2009 is expected to be between $100 and $110 million, with the majority of the spending having already taken place by the end of the third quarter. A breakdown of our current capital investment plan includes approximately $38 to $41 million to replace assets needed to maintain production, $9 to $11 million to improve and modernize equipment, $50 to $55 million to increase productive capacity as described more fully below, and $3 million to continue the replacement of the East mine warehouse, a portion of which has been reimbursed and another portion of which we expect to be reimbursed by our insurer. The 2009 capital program will continue to be funded out of cash flow and existing cash on hand. We believe that, in the long term, demand for potash and Trio™ will at least return to historical levels; therefore, we are making capital investments at our facilities that are designed to increase our production capabilities of potash and langbeinite and lower our per short ton operating cost.

        The following are a few examples of projects in which we expect to invest capital for the remainder of 2009, or that have been completed in 2009:

  •
  Complete the installation of the horizontal stacker or storage and hoisting system, as well as implement a project to improve potash recoveries at the West mine, with total project costs of $21 to $23 million. Construction is underway on the underground storage project with completion and debottlenecking expected in the fourth quarter of 2009. We are also progressing on our potash recovery project at the West mine related to extracting more potash from the coarse portion of our ore and expect to have the new system installed in 2009;

  •
  Install new thickeners to improve potash recoveries at our East mine. We are in the final stages of assembly on the project and expect to complete the project and begin commissioning in 2009. We expect this project will have a total estimated cost of approximately $11 to $12 million;

  •
  Advance the engineering associated with an enhanced langbeinite recovery project at the East mine. We continue to make progress on the system design and anticipate this project may include three stages, including coarse recovery, fine recovery, and granulation technology. This project is a high priority due to the potential increase in langbeinite production from the same amount of current ore feed, which would result in a lower average cost structure at the East mine. We have accelerated the engineering investment in this project appropriately to ensure we are able to move into construction as expeditiously as is prudent. The total estimated costs will be determined following a detailed engineering design review at which time it will be presented to Intrepid's Board of Directors for approval;

  •
  Added a series of solution mining caverns at the Moab mine. During the third quarter of 2009, we finished the drilling and completion of the last of 5 new wells as planned for solution mining extraction at our Moab mine. These wells will be operated to supply brine as needed in preparation for the 2010 evaporation season; and

  •
  We have engaged a qualified engineering and design firm to continue work related to the reopening of the idle North mine. During the 1980s, the North mine produced potash at a rate of approximately 300,000 tons per year. Reopening the North mine will require, among other things, the refurbishing of hoisting equipment, installation of underground mining systems, the rebuilding of the ore processing facility, and increasing compaction capacity. We currently expect to invest capital of less than $1 million during 2009 for design work to assess the possible reopening of the North mine as we have slowed the work associated with this project in light of the current economic environment.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of September 30, 2009, we had cash, cash equivalents, and investments of $94.9 million, we had no debt, and we had availability of $124.9 million under our senior credit facility. Included in cash and cash equivalents were $2.3 million in cash and $84.9 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for $14.9 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank commercial paper of approximately $39.7 million. We had no losses on our cash and cash equivalents during the first nine months of 2009, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of September 30, 2009, we had $7.7 million invested in short-term and long-term certificate of deposit investments.

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

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008
	(In thousands)
Cash Flows from Operating Activities	$57,990	$109,812	$26,011
Cash Flows from Investing Activities	$(86,033)	$(23,642)	$(7,774)
Cash Flows from Financing Activities	$(1,283)	$52,648	$(10,506)

Operating Activities

        There are no directly comparable periods for an analysis of operating activities on a year-to-date basis due to the date of our IPO in April 2008. The discussion, therefore, will focus on significant trends in each historical period presented. Total cash provided by operating activities was $58.0 million for the nine months ended September 30, 2009, $109.8 million for the period from April 25, 2008, through September 30, 2008, and $26.0 million for the period from January 1, 2008, through April 24, 2008. The $77.8 million decrease in cash provided by operating activities in the year-to-date period in 2009 compared to the combined prior year periods is due primarily to a decrease in net income because of lower sales, but also due to an increase in product inventory and a decrease in income taxes payable, relative to the first nine months of 2008. The lower sales and higher product inventory are reflective of the general business conditions in our industry that have existed in the first nine months of 2009 when compared to the first nine months of 2008. These changes were partially offset by an increase in depreciation, depletion, amortization and accretion expenses, resulting from our increased capital purchases, as well as an increase in deferred income tax expense and a decrease in prepaid expenses and other assets, relative to the first nine months of 2008. The change in trade accounts receivable relative to the same period in 2008 further offset the decrease in cash, as trade accounts receivable increased $15.7 million in the first nine months of 2009 relative to an increase of $24.1 million in the first nine months of 2008. For the nine months ended September 30, 2009, inventories increased $19.9 million relative to an increase of $5.0 million in the same period in 2008, reflecting the decrease in demand for our products due to the global economic slowdown when compared to the same time period last year.

Investing Activities

        Total cash used in investing activities was $86.0 million for the nine months ended September 30, 2009, compared to $31.4 million in the combined nine months ended September 30, 2008. The $31.4 million in cash used in investing activities for the nine months ended September 30, 2008, was comprised of $23.6 million for the period from April 25, 2008, through September 30, 2008, and $7.8 million for the period from January 1, 2008, through April 24, 2008. Cash invested in property, plant and equipment as well as mineral properties and development costs increased to $82.4 million in the first nine months of 2009, from $38.8 million in the first nine months of 2008, reflecting the continued progress of our capital plan. For the nine months ended September 30, 2009, we purchased $7.7 million of certificate of deposit investments in an effort to earn a higher return and liquidated $2.1 million in investments related to the bond sinking fund. For the nine months ended September 30, 2009 and 2008, we received $2.0 million and $7.0 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehousing facilities at the East mine.

Financing Activities

        Total cash used in financing activities was $1.3 million for the nine months ended September 30, 2009, compared to $42.1 million in cash provided by financing activities in the combined nine months ended September 30, 2008. The $42.1 million in cash provided by financing activities for the nine months ended September 30, 2008, was comprised of $52.6 million received during the period from April 25, 2008, through September 30, 2008, and $10.5 million used during the period from January 1, 2008, through April 24, 2008. For the nine months ended September 30, 2009, $1.3 million was paid by Intrepid for employees' tax withholdings upon the vesting of certain restricted common stock awards for employees who elected to net share settle their awards. For the period from January 1, 2008, through April 24, 2008, the predecessor period, net proceeds from long-term debt totaled $4.5 million and distributions to members of Mining totaled $15.0 million. This distribution had no net impact to Intrepid following the IPO, since Mining retained all cash balances at the time of the initial public offering. The distribution was paid out of cash on hand; no amounts were drawn against the senior credit facility to make this distribution. Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through September 30, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, in connection with the Formation Transactions described previously, and debt of $86.9 million was repaid.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid has a $125 million revolving credit facility that has a term through March 9, 2012, of which $124.9 million is available for use as of September 30, 2009. As of September 30, 2009, Intrepid had $0.1 million restricted for a letter of credit issued, which reduced the amounts available for borrowing and is reflected in the net amount available for borrowing above.

        Our senior credit facility requires us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of the term loan. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the IPO, we have left the interest rate swap agreements in place taking the view that interest rates will rise and that the cost of settling the derivatives will be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the IPO. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of September 30, 2009, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2009	$20,400	4.9%
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding as of September 30, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives was $30.5 million and 5.15 percent, respectively. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

        See Note 8 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is also included in Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 8 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

        As of September 30, 2009, we had contractual obligations totaling $83.6 million, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated. The associated imputed interest matches the presentation in this table.

	Payments due by period
	Total	Q4, 2009	2010	2011	2012	2013	2014	More than 5 years
	(In thousands)
Operating lease obligations(1)	$22,456	$1,327	$5,096	$4,434	$2,062	$1,824	$1,653	$6,060
Purchase commitments(2)	10,661	10,661	—	—	—	—	—	—
Pension obligations(3)	7,765	82	150	188	204	210	234	6,697
Asset retirement obligation(4)	31,289	—	—	—	—	—	—	31,289
Minimum royalty payments(5)	11,433	114	457	457	457	457	457	9,034

Total	$83,604	$12,184	$5,703	$5,079	$2,723	$2,491	$2,344	$53,080

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
Pension contributions as estimated by our actuaries. Estimated contributions represent additional funds Intrepid expects to pay into the pension plan and excludes amounts Intrepid has placed in trust as plan assets to fund the pension obligation, as well as the future direct payments by the pension plan to participants.

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

Off-Balance Sheet Arrangements

        As of September 30, 2009, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2009, and 2008

Net Sales and Freight Costs

        The following table presents potash and Trio™ sales and production for the subject periods.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change between Periods	% Change
Production volume (in thousands of short tons):
Potash	112	200	(88)	(44)%

Langbeinite	60	50	10	20%

Sales volume (in thousands of short tons):
Potash	111	204	(93)	(46)%

Trio™	40	50	(10)	(20)%

Gross Sales (in millions):
Potash	$54.5	$129.3	$(74.8)	(58)%
Trio™	$11.9	$16.9	$(5.0)	(30)%
Freight Costs (in millions):
Potash	$3.6	$2.2	$1.4	64%
Trio™	$2.0	$2.8	$(0.8)	(29)%
Net Sales (in millions):
Potash	$50.9	$127.1	$(76.2)	(60)%
Trio™	$9.9	$14.1	$(4.2)	(30)%
Net sales (per short ton):
Potash	$458	$623	$(165)	(26)%
Trio™	$246	$283	$(37)	(13)%

        Net sales of potash decreased $76.2 million, or 60 percent, from $127.1 million for the three months ended September 30, 2008, to $50.9 million for the three months ended September 30, 2009; this change being the result of an average decrease in sales price of $165 per short ton, or 26 percent, and a decrease in volume of 46 percent. Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Trio™ resulted in a lower total volume of sales in the third quarter of 2009 compared to 2008 and resulted in the building of inventories compared to historical averages. Our production volume of potash in the three months ended September 30, 2009, was 112,000 short tons, or 88,000 short tons less than in the third quarter of 2008. Our potash production was less in 2009 than in 2008 principally due to our decision to decrease production in order to better match supply to demand. For the duration of the third quarter, we continued to operate with three operating shifts instead of four shifts at our Carlsbad West facility and at a reduced level at our Wendover facility as part of an effort to reduce production in response to lower current demand. Moab took its normal summer shutdown in the third quarter for maintenance and to enhance the concentration of ore in our solar ponds. Our Carlsbad East facility returned to normal production levels in the third quarter.

        Net sales of Trio™ decreased $4.2 million, or 30 percent, from $14.1 million for the three months ended September 30, 2008, to $9.9 million for the three months ended September 30, 2009, due to a 13 percent decrease in the average price and a 20 percent decrease in the volume of sales. Production of langbeinite increased 20 percent in the third quarter of 2009 compared to the same period in 2008, due primarily to both the mining of ore with a higher concentration of langbeinite and improved recoveries through operating efficiencies.

        Freight costs increased $0.5 million, or 11 percent, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due primarily to increased movement of inventory to distribution warehouses pending sale; however, this increase was partially offset due to lower sales volumes. As usual, the mix of customers paying for their own freight affects the freight costs incurred by Intrepid and gross sales. We believe that our net realized price is a more meaningful number to evaluate product revenues.

Costs Associated with Abnormal Production

        Approximately $5.8 million was excluded from the calculation of inventory and instead expensed in the third quarter of 2009 for potash production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the third quarter of 2009. Included in the $5.8 million was approximately $0.4 million related to depreciation expense. There was no similar abnormal cost adjustment related to Trio™, as production was at normal rates during the third quarter of 2009 for Trio™. There were also no similar abnormal cost adjustments in 2008.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change between Periods	% Change
Cost of sales (in millions)	$30.0	$49.1	$(19.1)	(39)%
Cost per short ton of potash sold(1)	$214	$213	$1	0%
Cost per short ton of Trio™ sold(2)	$155	$113	$42	37%

(1)
Per short ton potash costs include $19 and $10 of depreciation expense in the third quarter of 2009 and 2008, respectively.

(2)
Per short ton Trio™ costs include $12 of depreciation expense in both the third quarter of 2009 and 2008.

        Total cost of goods sold per short ton of potash increased $1 per short ton, or less than one percent, from $213 per short ton for the three months ended September 30, 2008, to $214 per short ton for the three months ended September 30, 2009. These results are exclusive of the fact that there was approximately $5.8 million of production costs that were not absorbed into inventory as a result of the conclusion that our production rates were abnormally low for this period. The cost of sales numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. As noted earlier, decreased production expenditures of approximately $7.1 million were essentially offset on a relative basis as the production costs were allocated to a lower production volume. The total cost of goods sold of our Trio™ increased $42 per short ton, or 37 percent, from $113 per short ton for the three months ended September 30, 2008, to $155 per short ton for the three months ended September 30, 2009. The overall 37 percent increase in Trio™ costs of goods sold was comprised of an increase in cost, principally resulting from a greater allocation of costs to Trio™ based on its proportionally greater level of production relative to potash produced at our East mine, offset by a decrease in the per unit cost driven by higher production.

        Cost of goods sold decreased $19.1 million, or 39 percent, from $49.1 million in the three months ended September 30, 2008, to $30.0 million in the three months ended September 30, 2009. The decrease in the total expense was driven by the lower volumes sold and by a reduction in spending, prior to absorption of costs into inventory. Costs that changed materially during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, included decreases in natural gas, royalties, electricity, and contract labor.

        Labor and contractor costs decreased $1.2 million, or 8 percent, in the third quarter of 2009 due to reduced labor following managed cut-backs in operating rates and contract projects.

        Natural gas expense decreased $2.9 million, or 67 percent, in the three months ended September 30, 2009, due principally to lower market rates for this commodity. Lower rates drove $2.5 million of the decrease, and lower volumes drove $0.4 million of the decrease. Electricity costs decreased $1.6 million, or 43 percent, in the three months ended September 30, 2009, due principally to lower rates.

        Royalty expense decreased $2.4 million, or 50 percent, from the three months ended September 30, 2008, which corresponds to the reduction in net sales. Other changes in cost of goods sold followed from decreased fuels and increased depreciation and "other" production costs.

        By-product sales credits reduced cost of goods sold by $1.7 million and $1.6 million in the three months ended September 30, 2009, and 2008, respectively.

Selling and Administrative Expenses

        Selling and administrative expenses decreased $2.9 million in the third quarter of 2009 as compared to the same period in 2008. This represents a 31 percent decrease from $9.4 million for the three months ended September 30, 2008, to $6.5 million for the three months ended September 30, 2009. The decrease largely related to lower stock compensation expense in the second year of being a public company, with many contractors having received awards only in 2008, and to a decrease in legal and aviation expenses from the prior period.

Income Taxes

        Income taxes decreased by $23.1 million in the third quarter of 2009 as compared to the same period in 2008. Income taxes of $29.5 million were recognized in the three months ended September 30, 2008, at an effective tax rate of 37.2 percent. Income taxes of $6.4 million were recognized in the three months ended September 30, 2009, at an effective tax rate of 40.2 percent. Changes to permanent book to tax differences, such as the domestic production activities deduction, can have an impact on the effective tax rate during given periods. During the third quarter of 2009, such a change caused an increase in our effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2009, and Pro Forma Results of Operations for the Nine Months Ended September 30, 2008

Net Sales and Freight Costs

        The following table presents potash and Trio™ sales and production for the subject periods.

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.			Pro forma for the Nine months ended September 30, 2008
	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008		Change between Periods	% Change
Production volume (in thousands of short tons):
Potash	381	355	280	635	(254)	(40)%

Langbeinite	147	90	74	164	(17)	(10)%

Sales volume (in thousands of short tons):
Potash	290	361	269	630	(340)	(54)%

Trio™	123	84	107	191	(68)	(36)%

Gross Sales (in millions):
Potash	$184.6	$201.1	$88.5	$289.6	$(105.0)	(36)%
Trio™	$44.1	$25.3	$20.9	$46.2	$(2.1)	(5)%
Freight Costs (in millions):
Potash	$8.0	$3.9	$5.2	$9.1	$(1.1)	(12)%
Trio™	$6.4	$4.7	$7.1	$11.8	$(5.4)	(46)%
Net Sales (in millions):
Potash	$176.6	$197.2	$83.3	$280.5	$(103.9)	(37)%
Trio™	$37.7	$20.6	$13.8	$34.4	$3.3	10%
Net sales (per short ton):
Potash	$610	$547	$309	$445	$165	37%
Trio™	$306	$246	$130	$181	$125	69%

        Net sales of potash decreased $103.9 million, or 37 percent, from $280.5 million for the nine months ended September 30, 2008, to $176.6 million for the nine months ended September 30, 2009; this change being the net result of an average increase in sales price of $165 per short ton, or 37 percent, and a decrease in volume of 54 percent. Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Trio™ led to a continuing lower total volume of sales in the first nine months of 2009 than in 2008 and resulted in the building of inventories compared to historical averages. Our production volume of potash in the nine months ended September 30, 2009, was 381,000 short tons, or 254,000 short tons less than in the first nine months of 2008. Our potash production was less in 2009 than in 2008, principally due to our decision to decrease production in response to lower demand. As part of these efforts, we shut down the West and East production facilities for two weeks each in the first quarter of 2009, and we continued to operate with three operating shifts instead of four shifts at our Carlsbad West facility. Wendover also has been operated at lower than normal rates throughout most of the first three quarters of 2009. Our Carlsbad East facility, however, returned to normal production levels in the third quarter.

        Net sales of Trio™ increased $3.3 million, or 10 percent, from $34.4 million for the nine months ended September 30, 2008, to $37.7 million for the nine months ended September 30, 2009, due to a 69 percent increase in the average price, partially offset by a 36 percent decrease in the volume of sales. The first quarter of 2008 had a single sale of approximately 47,000 tons to an international customer. As international shipments are large and vary when they take place throughout the year, quarter-to-quarter variances in sales tons are not uncommon. Production of langbeinite decreased 10 percent in the first nine months of 2009 compared to the same period in 2008, due primarily to the previously mentioned efforts to reduce production in response to lower demand.

        Freight costs decreased $6.5 million, or 31 percent, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to lower sales volumes; however, freight expense increased approximately $3.5 million as a result of increased movement of inventory to distribution warehouses pending sale. As usual, the mix of customers paying for their own freight affects the freight costs incurred by Intrepid and gross sales. We believe that our net realized price is a more meaningful number to evaluate product revenues.

Costs Associated with Abnormal Production

        Approximately $12.0 million was excluded from the calculation of inventory and instead expensed in the first nine months of 2009 for potash production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the first nine months of 2009. Included in the $12.0 million was approximately $1.1 million related to depreciation expense. Additionally, approximately $0.2 million was excluded from the calculation of inventory and instead expensed in the first nine months of 2009 for Trio™ production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in the first nine months of 2009. There were no similar cost adjustments in 2008.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.			Pro forma for the Nine months ended September 30, 2008
	Nine months ended September 30, 2009	April 25, 2008 through September 30, 2008	January 1, 2008 through April 24, 2008		Change between Periods	% Change
Cost of sales (in millions)	$90.9	$77.1	$48.6	$126.3	$(35.4)	(28)%
Cost per short ton of potash sold(1)	$241	$193	$143	$170	$71	42%
Cost per short ton of Trio™ sold(2)	$172	$89	$94	$100	$72	72%

(1)
Per short ton potash costs include $19 and $9 of depreciation expense in the first nine months of 2009 and 2008, respectively.

(2)
Per short ton Trio™ costs include $14 and $11 of depreciation expense in the first nine months of 2009 and 2008, respectively.

        Considering the aforementioned abnormal production expense that is excluded from inventory costs, the total cost of goods sold per short ton of potash increased $71 per short ton, or 42 percent, from $170 per short ton on a pro forma basis for the nine months ended September 30, 2008, to $241 per short ton for the nine months ended September 30, 2009. While production expenditures declined by $7.0 million, the decrease in production levels, even after the abnormal production adjustment described above, led to the relative increase in the cost per short ton. The total cost of goods sold of our Trio™ increased $72 per short ton, or 72 percent, from $100 per pro forma short ton for the nine months ended September 30, 2008, to $172 per short ton for the nine months ended September 30, 2009. The overall 72 percent increase in Trio™ costs of goods sold was comprised of an increase in cost, principally resulting from a greater allocation of costs to Trio™ based on its proportionally greater level of production relative to potash produced at our East mine, and an increase driven by lower production.

        Cost of goods sold decreased $35.4 million, or 28 percent, from $126.3 million on a pro forma basis in the nine months ended September 30, 2008, to $90.9 million in the nine months ended September 30, 2009. The decrease in the total expense was driven by the lower volumes sold. Production costs in the first nine months of 2009 relative to the first nine months of 2008 decreased by approximately 6 percent in total. There were decreases in spending on natural gas, royalties, contract labor, electricity, and fuel; partially offset by increased costs of maintenance materials, property taxes, insurance, depreciation, and a reduction in by-product credits.

        Labor and contractor costs decreased $1.6 million, or 4 percent, in the first nine months of 2009 due to reduced labor following the voluntary shutdowns in the first quarter of 2009 and continued reductions in operating rates to manage inventory levels, including reduced contract labor and overtime. Maintenance material costs increased $3.0 million, or 14 percent, in the nine months ended September 30, 2009, principally due to increased cost of materials and the increased level of maintenance projects.

        Natural gas expense decreased $8.8 million, or 66 percent, in the nine months ended September 30, 2009. Lower rates drove $6.6 million of the decrease and lower volumes drove $2.4 million of the decrease. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million increase in the expense. Electricity costs decreased $2.2 million, or 24 percent, in the nine months ended September 30, 2009, due principally to lower rates.

        Royalty expense decreased $3.0 million, or 27 percent, from the nine months ended September 30, 2008, which corresponds to the reduction in net sales. Property tax expense increased $1.5 million, or 98 percent, from the nine months ended September 30, 2008, due to increased property valuations based on revenue generated in prior periods. Insurance expense increased $1.6 million, or 60 percent, in the first nine months of 2009 due to higher insurance premiums. Other changes in cost of goods sold followed from decreased fuels and increased depreciation.

        By-product sales credits reduced cost of goods sold by $4.9 million and $6.6 million in the nine months ended September 30, 2009, and 2008, respectively.

Selling and Administrative Expenses

        Selling and administrative expenses decreased $2.7 million in the first nine months of 2009 as compared to the pro forma expenses for the same period in 2008. This represents an 11 percent decrease from $23.7 million for the nine months ended September 30, 2008, to $21.0 million for the nine months ended September 30, 2009. An increase driven by increased administrative and management staff associated with becoming a publicly-traded company, as well as increased professional service costs attributed to increased legal, audit, tax, appraisal, consulting and travel services, was more than offset by lower expected bonus expense for 2009 and a decrease in stock compensation expense due to the higher relative prior year pro forma compensation expense for awards issued in connection with the IPO that vested seven months after grant.

Other Income (Expense)

        Pro forma other income (expense) was a net income of $6.1 million for the nine months ended September 30, 2008, and a net expense of $0.1 million for the nine months ended September 30, 2009. The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the nine months ended September 30, 2008, and the effect of gains and losses on interest rate swaps and the bond sinking fund investments. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impacts in the above comparison of the repayment of debt and increase in invested cash in the third quarter of 2008.

        For the nine months ended September 30, 2008, insurance settlements in excess of property losses of $7.0 million were recognized as proceeds received in connection with the East mine wind-shear claim. Through September 30, 2009, Intrepid has received $24.4 million of insurance settlement payments on the related claim; $2.0 million of this being received in March 2009 and being reported as a liability at September 30, 2009, pending the insurer's agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in other income as settlements are agreed upon.

Income Taxes

        Income taxes of $34.6 million were recognized in the nine months ended September 30, 2009, at an effective tax rate of 41.6 percent. As a limited liability company, Mining, our predecessor, did not have an income tax expense, so there is no comparable figure for 2008.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2009. There have been no significant changes to our critical accounting policies since June 30, 2009.

Recent Accounting Pronouncements

        Please see Note 18 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information relating to recent accounting pronouncements that will have an impact on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Prices

        Potash and Trio™, our principal products, are commodities, but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices will vary with each particular transaction and the individual bids that we receive. Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.

        Our net sales and profitability are determined principally by the price of potash and Trio™ and, to a lesser extent, by the price of natural gas and other commodities used in the production of potash and langbeinite. The price of potash and Trio™ is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash and Trio™ sales. If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would decline.

        Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of September 30, 2009, we had no natural gas derivative contracts.

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

Geographic Concentration

        We primarily sell potash into the regions that include agricultural areas west of the Mississippi River, oil and gas exploration areas in the Rocky Mountains and the Permian Basin, and feedlots in Texas and other southwestern and western states. Our potash mines and many of our customers are concentrated in the western United States and are, therefore, affected by weather and other conditions in this region.

Interest Rate Fluctuations

        Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. Although we currently have no long-term debt outstanding, we have left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding. The weighted average notional amount outstanding as of September 30, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives through December 2012 were $30.5 million and 5.15 percent, respectively.

Foreign Currency Exchange Rates

        We typically have low balances of accounts receivable denominated in Canadian dollars, and, as a result, we have minimal direct foreign exchange risk. There is an indirect foreign exchange risk as described below.

        The United States imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin as measured in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while again maintaining margins as measured in their local currencies. A decrease in the net realized sales price of our potash would adversely affect our operating results.

Item 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        We are a party to various legal proceedings that challenge decisions of the BLM relating to oil and gas drilling in the Potash Area in southeastern New Mexico, where our New Mexico mines are located. Through the proceedings described below, we are attempting to cause the BLM to more accurately map and protect the potash resource and limit drilling in areas that we believe contain potash deposits. We are also pursuing similar objectives with the State of New Mexico with respect to drilling on state lands in the Potash Area.

        Potash Association of New Mexico v. United States Department of the Interior, et al.    We are not a party to this action, and it does not involve any claims against us. We are a member of the Potash Association of New Mexico ("PANM"), and in that capacity have participated in this action. On December 6, 2006, PANM filed a complaint in the U.S. District Court for the District of New Mexico challenging certain holdings of the Interior Board of Land Appeals ("IBLA") in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, which commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill ("APDs") for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior ("the Secretarial Order") relating to the Potash Area. Through its complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. On August 29, 2008, the U.S. District Court for the District of New Mexico issued an order dismissing the complaint without prejudice. The Court held that the IBLA's decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute "final agency action" that was subject to judicial review. The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA's decision in IMC Kalium. This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases. If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells. On October 28, 2008, PANM appealed the District Court's dismissal order to the U.S. Court of Appeals for the Tenth Circuit. The appeal remains pending, and oral argument is scheduled for November 16, 2009.

        Intrepid Potash—New Mexico, LLC v. BLM.    We filed this appeal before the IBLA on September 20, 2006, challenging the BLM's approval of 11 APDs located approximately one and one-half miles east of our East mine near Carlsbad, New Mexico. This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled. We argued in this appeal that: (i) the BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling, and (ii) the BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. On September 29, 2008, the IBLA issued its decision which affirmed the BLM's approval of the 11 APDs. This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and that could impact lands for which we have applied for potash leases, but that are not currently under potash lease to Intrepid. On December 22, 2008, we filed a complaint in the U.S. District Court for the District of Columbia challenging certain holdings of the IBLA in its September 29, 2008, decision. On April 2, 2009, the court granted Yates Petroleum Corporation's motion to intervene in the case. On April 30, 2009, the federal defendants filed a motion to dismiss. To date, the court has not ruled on the federal defendants' motion. This action remains pending.

        Protests of Pending APDs.    As of September 30, 2009, Intrepid maintains protests against approximately 65 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid's protests are based on the arguments advanced in the proceedings described above and additional arguments, including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The matter remains pending, and there is presently no hearing date set.

        In re Intrepid Potash, Inc. Securities Litigation, 09-cv-00320-PAB-KMT.    By Order dated April 1, 2009, the U.S. District Court for the District of Colorado consolidated three actions alleging violations of the federal securities laws against some or all of Intrepid, the members of the Board of Directors, Intrepid's former President and Chief Operating Officer, Patrick L. Avery, and the five underwriters of Intrepid's initial public offering. All three of the complaints in these actions were filed by persons seeking to represent a class of purchasers of Intrepid's stock and allege false and/or misleading statements of material fact in Intrepid's Registration Statement and Prospectus filed in connection with Intrepid's initial public offering with respect to Mr. Avery's academic credentials. On July 17, 2009, the parties filed a Joint Notice of Dismissal with Prejudice, under which the plaintiffs voluntarily dismissed all claims with prejudice.

        On March 20, 2009, a purported derivative lawsuit was filed in the U.S. District Court for the District of Colorado against each member of our Board of Directors and against Intrepid as a nominal defendant. The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.). The complaint alleges breach of fiduciary duty and other state law claims. Plaintiff seeks an unspecified amount of monetary damages and other relief, including disgorgement of profits. The defendants have filed a motion to dismiss the complaint, which remains pending.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as supplemented below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Existing and further oil and gas development in the Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.

        Presently, the drilling of oil and gas wells in the Potash Area is regulated by the 1986 order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Potash Area). Similar State of New Mexico regulations govern state and fee lands in the Potash Area. The Secretary's order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect our current operations may limit our ability to mine valuable potash reserves or deposits in the future because safety considerations require that mining operations not be conducted close to a well, even if the well is inactive. As a result, we will be unable to mine potash located within the appropriate "safety pillar" around an oil or gas well. We review applications for permits to drill oil and gas wells as they are filed with the BLM and generally protest applications for drilling permits that we believe may impair our ability to mine our potash reserves or deposits. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or deposits. Our potash reserves or deposits may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves or deposits. We expect oil and gas companies to continue to seek drilling permits and to contest our efforts to restrict drilling within the Potash Area.

        In 2007, we lobbied to cause a reassessment by the BLM and Department of the Interior of their policies concerning granting of oil and gas drilling permits in the Potash Area in order to protect our existing operations and future potash reserves or deposits from the adverse effects of oil and gas drilling. In July 2007, the Department of the Interior said that it will conduct a new study on the safety of developing oil and gas wells in the Potash Area and that another study had been undertaken to evaluate the use of certain technologies to map the potash resource within the Potash Area. In September 2009, Sandia National Laboratories ("Sandia"), acting under the direction of the BLM, issued its final report on the use of existing oil and gas logs to map the potash resources within the Potash Area and concluded that such logs do not contain sufficient information to meet the mineral specific requirements specified in the current potash standards. This conclusion could affect the future issuance of drilling permits that could adversely affect our mining operations and the value of our potash reserves or deposits. Sandia's study, under direction of the BLM, of the safety of developing oil and gas wells in the Potash Area is not yet completed but, once completed, could affect the future issuance of drilling permits that could adversely affect our mining operations and the value of our potash reserves or deposits.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

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

INTREPID POTASH, INC. (Registrant)
Dated: November 5, 2009	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: November 5, 2009	/s/ DAVID W. HONEYFIELD David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated: November 5, 2009	/s/ RODNEY D. GLOSS Rodney D. Gloss Vice President and Controller (Principal Accounting Officer)