Form 10-K
period 2009-12-31
Intrepid Potash, Inc.
filed 2010-03-01
CIK 1421461

Use these links to rapidly review the document

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-34025

INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1501877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
707 17th Street, Suite 4200, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 296-3006
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of 42,552,731 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, of $28.08 per share as reported on the New York Stock Exchange was $1,194,880,686. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 24, 2010, the registrant had 75,037,124 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2010 annual meeting of stockholders to be filed within 120 days after December 31, 2009.

INTREPID POTASH, INC.

i

ii

PART I

        Unless expressly stated otherwise or the context otherwise requires, when we use "Intrepid," "our," "we" or "us" throughout this Annual Report on Form 10-K, we are referring to Intrepid Potash, Inc. and its consolidated subsidiaries. References to "Mining" are to Intrepid Mining LLC. References to "Moab," "NM," and "Wendover" are to Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, and Intrepid Potash—Wendover, LLC, respectively, our principal operating subsidiaries. References to "West," "East," "North," and "HB" refer to our mines, facilities, and mills within NM. Unless expressly stated otherwise or the context otherwise requires, references to "tons" refer to short tons. One short ton equals 2,000 pounds. One metric ton, which many of our international competitors use, equals 2,205 pounds. We have included technical terms important to an understanding of our business under "Glossary of Terms."

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict" and "continue," the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio™; operational difficulties at our facilities; changes in demand and/or supply for potash or Trio™; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including but not limited to the development of the HB mine as a solution mine; changes in the prices of raw materials we use, including but not limited to the price of natural gas; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including but not limited to environmental and mining regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; continued disruption in credit markets; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1.    BUSINESS

General

        We are a domestic producer of muriate of potash ("potassium chloride" or "potash") and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral that contains potassium. We market our langbeinite under the name of Trio™. We were incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Intrepid Mining LLC ("Mining") in corporate form after an initial public offering ("IPO"), which closed on April 25, 2008. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, the predecessor company. Beginning on April 25, 2008, Mining's ongoing business has been conducted by Intrepid including all operations that previously had been conducted by Mining. There were no material activities for Intrepid for the period from its inception to the date of the IPO. The common stock of Intrepid trades on the New York Stock Exchange under the ticker "IPI."

        We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce 910,000 tons of potash and 210,000 tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

        Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.

Company History

        Mining was formed in January 2000 for the purpose of acquiring the Moab mine. Prior to our acquisition, the Moab mine was a solution mine which had experienced sustained declining production. Our management team stabilized production volumes at nearly twice the pre-acquisition level by applying horizontal drilling technology that is commonly used in the oil and gas industry but had never before been used to mine potash.

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

        From the inception of Mining in January 2000 to December 31, 2009, we have made capital investments in these mines to improve their reliability and the efficiencies of the mining operations.

        On April 25, 2008, Intrepid closed on the sale of 34,500,000 shares of common stock in our IPO, including 4,500,000 shares sold in connection with the underwriters' exercise of their over-allotment option. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, its predecessor. The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement") dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of its cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and substantially all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the "Formation Distribution"). The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. Approximately $52.6 million of the remaining net proceeds from the IPO were retained by Intrepid and were used to fund production expansions, other growth opportunities, and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a continuing controlling interest in Intrepid, in connection with the IPO.

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

Industry Overview

        Fertilizers serve a fundamental role in global agriculture by providing essential nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants' physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally-occurring potash does not require additional chemical conversion to be used as a plant nutrient.

        Potash is mined either from conventional underground mines or, less frequently, from surface or sub-surface brine (water saturated with salt, potash and other minerals) from aquifers. According to the International Fertilizer Industry Association ("IFA") and data published by potash mining companies, six countries accounted for approximately 89 percent of the world's aggregate potash production during 2008. During this time period, the top seven potash producers supplied approximately 83 percent of world production. Five of the top ten producers are further concentrated into two marketing groups, which together supplied approximately 57 percent of global potash production during 2008.

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

        In recent years prior to 2009, growth in global demand, coupled with limited increases in global supply, had led to increases in potash mining operating rates. We believe the global potash industry operated at or near the highest achievable production rates during 2007 and much of 2008. As a result of increasing demand and tight supply during 2007 and a large portion of 2008, potash prices increased rapidly. Beginning in the third quarter of 2008 and manifesting itself more obviously in the fourth quarter of 2008, the global financial crisis resulted in rapid declines in the price of corn, oil, nitrogen and phosphate fertilizers, and several key crops, which created uncertainty for farmers regarding their input costs and revenue potential heading into the 2009 planting season. This uncertainty persisted for much of 2009, resulting in a decline in the demand for all fertilizers as farmers waited to see how the markets for crops would unfold and sought to reduce their variable costs. A number of global potash producers independently responded to the decrease in demand by curtailing production during 2009. The selling price for our products declined steadily to match market demand throughout much of 2009, and we also sold much less product during 2009 than we have historically. In the United States, demand for potash increased in the fourth quarter of 2009, based largely on opportunities afforded to farmers by weather that was conducive to harvesting and the fertilization of their soil. These sales of potash occurred at prevailing market prices. Due to the substantially lower potash application rates in 2009 compared to historical rates, the need to replace nutrients in the soils, and lower potash prices, demand for potash appears to be recovering. Recent pricing developments include sales by Belarusian Potash Company ("BPC") to Chinese buyers at $350 per metric ton CFR in the fourth quarter of 2009 and Canpotex entering a contract in February 2010 for new shipments to India through June 2010 at a contract price of $370 per metric ton CFR.

        Fertecon Limited ("Fertecon"), a fertilizer industry consultant, expects global potash consumption to grow approximately 20 percent from 2009 to 2010 and then by 8.4 percent annually from 2010 through 2013. Following the contracted potash consumption during 2009, this growth is forecasted to be driven primarily by returning global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As populations grow, more food is required from decreasing arable land per capita, which requires higher crop yields and, therefore, more plant nutrients. As incomes grow in the developing world, people tend to consume more animal protein, which requires larger amounts of grain for feed. In addition, the U.S. desire for increased renewable energy and associated energy concerns have resulted in policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.

Strategy

        Intrepid's strategy is to focus on the delivery of margins associated with the sale of potash and Trio™. Because of our proximity to the markets we serve, we have achieved a higher average net realized sales price for our product compared to our competitors. We also believe that we have an ability to improve the efficiencies of our existing mine operations with specific debottlenecking and yield recovery projects. We also will attempt to increase potash and langbeinite production through the reopening of mines and expansion of production capabilities at our facilities.

  •
  Focus on margin.    We will continue to focus on our margin both by effectively marketing our products to increase sales and by working toward reducing per ton operating costs. We plan to take advantage of additional opportunities to control our fixed and variable operating expenses and pursue various projects designed to increase the sustainability and reliability of our mining facilities and minimize production downtime.

  •
  Expand potash production from existing facilities.    We have expansion opportunities at our operating facilities that we expect will increase production, drive down our unit cost per ton and increase our cash flow. One of these projects is the reopening of the HB mine. The HB mine, located in Carlsbad, New Mexico, was formerly operated as a conventional underground mine and was idled in 1996 by its previous owner. We are in the process of reopening the HB mine as a solution mine, using the same solar evaporation and solution mining technology we currently use at our Moab mine. We believe the HB mine is suitable for solution mining due to the easily accessible mineral resource and our ability to rely in part on existing equipment and personnel to process potash. As to the status of the HB solution mine project, we were notified by the Bureau of Land Management (the "BLM") in early January 2009 that it will require that an Environmental Impact Statement ("EIS") be prepared prior to issuing regulatory approvals and necessary permits. We currently anticipate that the EIS process will be completed in the third or fourth quarter of 2011. We expect production from the HB mine to begin approximately twelve to eighteen months after receipt of final permits and approvals.

  •
  Expand langbeinite production.    We are one of two exporting producers of langbeinite. We mine langbeinite in Carlsbad, New Mexico from the only known commercial reserves of langbeinite in the world. In order to better capitalize on the demand for langbeinite, we have initiated engineering projects that we anticipate will allow us to increase our annual langbeinite production by increasing the percentage of langbeinite recovered in the processing facility. We are also studying the benefit of installing production facilities that will produce a granular-sized product, further expanding our marketing flexibility for our Trio™ product. The production of langbeinite benefits our profitability, as we are able to produce a second product from the same amount of ore from our East mine. We are continually focusing on our efforts to expand the market for our Trio™ product.

Competitive Strengths

  •
  U.S. potash-only producer.    We are the largest producer of potash in the U.S., the second largest potash-consuming country in the world. We are one of two publicly-traded potash-only companies producing today, the other being Uralkali, a Russian producer. We are dedicated to the production and marketing of potash and langbeinite. As a dedicated potash producer and because potash prices have historically been subject to less volatility than prices for other fertilizers and commodity chemicals, we believe our financial performance is subject to less volatility than that of other fertilizer companies that produce fertilizers other than, or in addition to, potash. In addition, provided that mining and milling operations are at steady operating rates, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and phosphate products.

    As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. We currently pay an average royalty rate of approximately 3.5 to 4.0 percent of our net sales, which compares favorably to our competitors in Canada. We define net sales as gross sales less freight costs.

  •
  Assets located near our primary customer base.    Our mines are advantageously located near our largest customers. We believe that our location allows us to realize higher average net realized sales prices than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. According to state potassium fertilizer sales data collected by the Association of American Plant Food Control Officials, Inc. ("AAPFCO") and our sales data, annual consumption of potassium products in our markets is approximately five times our average annual production for the period 2005 through 2008. This allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage. In addition, our location in an oil and gas producing region allows us to serve industrial customers, the majority of whom we service by truck.

    Our average net realized sales price per ton advantage over our primary Canadian competitors, which results primarily from our freight cost advantage, was $151, $88, and $39 per product ton of potash for 2009, 2008, and 2007, respectively. The average net realized sales price advantage in the fourth quarter of 2009, however, was $79 per product ton of potash. Our calculations are based on the average net realized sales price for Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc. for muriate of potash only. Prior to 2008, The Mosaic Company's muriate of potash average net realized sales price was calculated by subtracting langbeinite-only revenues, assuming a $115 average net realized sales price for langbeinite.

  •
  Expand into niche markets.    We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2009, these markets represented approximately 69 percent, 18 percent and 13 percent of our potash sales, respectively. According to Fertecon, approximately 91 percent of all potash produced is used as a fertilizer. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.

    We are one of two exporting producers of langbeinite in the world. Both producing facilities are located in Carlsbad, New Mexico. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio™, outside of our core potash markets. During 2009, we sold approximately 149,000 tons of Trio™, representing 25 percent of our total product tons sold during the year. PCS Sales (USA), Inc. ("PCS Sales") markets our langbeinite products exclusively outside North America and non-exclusively into Mexico. This relationship gives us access to PCS Sales' extensive international sales network and informs us about developments in the international market.

  •
  Significant reserve life and water rights.    Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 130 years, based on proven and probable reserves disclosed in accordance with U.S. Securities and Exchange Commission ("SEC") requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized deposits for potential future exploitation.

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

  •
  Track record of innovation and modernization.    Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization, sustainability, and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. From the inception of Mining in January 2000 to December 31, 2009, we have invested approximately $271 million in capital expenditures at our facilities to enhance the reliability and productivity of our operations.

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

Significant Events in 2009

  •
  Coupled with the decrease in demand in 2009, our average net realized sales price of potash decreased from $727 per ton during the first quarter of 2009 to $408 per ton during the fourth quarter of 2009. Similarly, our average net realized sales price of Trio™ decreased from $330 per ton during the first quarter of 2009 to $190 per ton during the fourth quarter of 2009. The decrease in our average net realized sales price for potash was driven by decreased demand due to the global economic crisis and global recession that persisted throughout 2009, the hesitation by farmers to increase potash application rates during the spring planting season as prices remained higher than other crop inputs, and the impact of weather creating a late fall harvest season. The decrease in the Trio™ pricing was driven by the associated decrease in potash pricing as well as the slowdown in the langbeinite sales market domestically and internationally. We saw our average net realized sales price for potash and Trio™ decrease in each successive quarter in 2009.

  •
  We produced 504,000 tons of potash in 2009 as we intentionally slowed production in reaction to reduced market demand for our product. With sales of only 440,000 tons of potash, we built inventories for much of the year. Only in the fourth quarter of 2009 did we sell more potash than we produced, as market demand for our product began to return during that quarter.

  •
  We entered 2009 with approximately $117 million in cash and investments. Even after increased capital spending and a 27 percent decrease in sales revenues relative to 2008, we ended the year with approximately $107 million in cash and investments after one of the most volatile years ever for potash producers. We were able to maintain our strong cash position due to close monitoring of our operational spending, including capital expenditures, our relationships with our customers, and our consignment and forward warehousing efforts and ability to provide just-in-time inventory to our customers.

  •
  We invested approximately $103.6 million of capital in our facilities during 2009. These improvements included upgrading underground infrastructure to minimize mine/process interdependence, making process modifications for recovery enhancement, upgrading underground equipment to begin automation of materials handling, and upgrading deteriorating infrastructure. Additionally, we have made progress on the EIS for the HB Mine and are nearing completion of the engineering on our Trio™ recovery improvement project.

International Marketing and Distribution

        Our international sales of potash and Trio™ are marketed on a spot basis by PCS Sales under an exclusive marketing agreement for sales outside North America and under a non-exclusive agreement for sales into Mexico. During 2009, approximately 35 percent of our Trio™ was sold internationally, and the majority of these international sales were negotiated on our behalf through PCS Sales. Our relationship with PCS Sales provides us access to PCS Sales' international sales network. The chart below shows the percentage of sales of potash and Trio™ made to various countries, based upon shipping destination, during the years ended December 31, 2009, 2008, and 2007. The market for our Trio™ product continues to expand.

 Geographic Breakdown of Net Sales—All Products

	Percentage of Net Sales
	Year Ended December 31,
	2009	2008	2007
Region:
Mexico/Latin America	3.6%	4.1%	4.4%
Caribbean	2.9	0.6	0.2
Canada	0.6	0.4	0.9
Other	1.9	2.0	0.7

Export Subtotal	9.0	7.1	6.2
United States	91.0	92.9	93.8

Total Sales	100.0%	100.0%	100.0%

Major Customers

        We have a diversified customer base exceeding 150 customers. As noted earlier, we sell into the agricultural, industrial and feed markets. In 2009, these markets represented approximately 69 percent, 18 percent and 13 percent of our potash sales, respectively. We are one of two exporting producers of langbeinite in the world.

        Within the agricultural market, we supply a diversified customer base of distributors, retailers and cooperatives, who in turn supply farmers producing a wide range of crops. Agricultural markets primarily consume granular potash, whereas the industrial and feed markets primarily consume standard potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us the flexibility to adjust our product mix to market conditions. Servicing the industrial market provides us with customers that are unrelated to agricultural markets.

        In 2009, 2008, and 2007, one distributor customer accounted for 7.5 percent, 11.1 percent and 10.5 percent of net sales, respectively. Although we consider our relationship with this customer to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results.

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

        We employ, both within Intrepid and outside Intrepid, reclamation and environmental health professionals to review our operations and assist with environmental compliance. These reclamation and environmental health professionals identify and address compliance issues regarding used oil and petroleum product management, solid and hazardous waste management and disposal, water and air quality, asbestos abatement, drinking water quality, reclamation requirements, radiation control and other EHS issues.

        We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with EHS standards. The majority of these resources will be expended through our capital budget. In 2009, we expended approximately $3.0 million on environmentally-driven capital projects and expect to spend slightly more than this in 2010. Our environmental and remediation-related expenses at our facilities were approximately $0.9 million in 2009.

        We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are enforced, interpreted or administered. Reclamation and environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2010 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

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

Operating Requirements and Government Regulations

        Permits.    We are subject to numerous EHS laws and regulations, including laws and regulations regarding land reclamation; release of air or water contaminants; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substances releases. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, EHS laws and regulations may impose joint and several liability, without regard to fault, and for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.

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

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine with a total estimated cost of approximately $120 to $130 million. This range has increased from previous estimates due to the costs associated with the EIS and attendant delays in the project. We have applied for the necessary approvals and permits to the state and federal regulatory agencies. In January 2009, the BLM informed Intrepid that it has determined that an EIS is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and certain capital expenditures for it deferred while the EIS is completed. We currently anticipate that the EIS process will be completed in the third or fourth quarter of 2011. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately twelve to eighteen months later with full production anticipated approximately two years after regulatory approvals are obtained and construction begins.

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

        Except as set forth herein, we believe we are in material compliance with existing regulatory programs, permits, and approvals. From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East facility, North facility, and Moab facility at times may experience some water discharges during periods of significant rainfall. We have identified, and are in the process of implementing, several initiatives to attempt to address discharge issues, including reconstruction or modification of certain dams, increased evaporation through water sprays, pumping, and a reduction of process discharges. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts. No citations or orders have been issued regarding discharge violations. We expended capital of approximately $1.0 million in 2009 to address discharge issues at our facilities and expect somewhat reduced levels of discharge-related spending in 2010.

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

        In August 2008, and based on our self-reporting of a violation, we received an air quality Notice of Violation related to particulate emissions from the East Loadout Stack. In November 2009, we resolved the Notice of Violation by agreeing to implement certain corrective actions to bring the East Loadout Stack into compliance with applicable emissions limits and by paying a $74,640 civil penalty. In 2009, we spent approximately $2.0 million of capital, and in 2010 we expect to invest approximately another $2.0 million to improve upon our fugitive dust emissions. Although we are not aware of any additional air quality enforcement actions pending for any of our facilities, the malfunction or failure of pollution control equipment and/or production equipment, more stringent air quality regulations, or a change in interpretation and enforcement of applicable air quality laws and regulations could result in an enforcement action.

        Health and Safety Regulation and Programs.    Our New Mexico and Utah facilities are subject to the Occupational Safety and Health Act ("OSHA"), the Mine Safety and Health Act ("MSHA"), related state statutes and regulations, or a combination of these laws.

        MSHA is the governing agency for our New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. On August 6, 2008, we had an electrocution accident that resulted in a fatality at our East facility. In January 2009, MSHA assessed a $165,000 fine against Intrepid in connection with the accident. In February 2009, we paid this fine in full.

        Our New Mexico facilities participate in MSHA's Region 8 "Partnership Program." There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Examples of principles include working for an open, cooperative environment; agreeing to citation and conflict processes; improving training; and helping other, less equipped or staffed locations. Annual and refresher training for all employees at our New Mexico facilities is held, covering required topics as well as site-specific issues and incidents. Each of our New Mexico facilities is serviced by a trained mine rescue team which is ready to respond to any on-site incidents. The team practices and participates at state and federal events and competitions.

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

        At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under CERCLA or state laws governing cleanup or disposal of hazardous and solid waste substances. On some occasions, we have entered into agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.

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

        In 2009, we recognized an environmental expense of $0.9 million within cost of goods sold expense, principally for the disposal of hazardous materials and environmental studies. Somewhat reduced levels of spending are expected in 2010 for these environmental remediation and/or compliance programs. A reclamation liability has been accrued for all legally required reclamation programs, as noted below. However, if additional contamination is discovered or the contamination is of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

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

        Additionally, several of our permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific reclamation obligations related to restoration of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2009, is approximately $8.6 million, which is reflected in our financial statements. However, various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2009, is approximately $32.3 million. It is often difficult to estimate and predict the potential costs and liabilities associated with remediation and reclamation, and there is no guarantee that we will not be identified in the future as potentially responsible for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties subject to remediation and/or reclamation obligations or liabilities.

Taxes and Insurance

Royalties, Overriding Royalties, and Other Taxes

        The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty, overriding royalty, and other tax payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private land owners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2009, we paid $10.9 million, or an average of 3.9 percent of net sales, in royalties, overriding royalties, and other taxes.

Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Intrepid records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

Insurance

        We maintain insurance policies covering general liability, property and business interruption, workers' compensation, business automobile, umbrella liability, aviation hull and liability, directors' and officers' liability and various ancillary and customary policies. Our policy periods are typically for one year. We evaluate our limits each year based on our exposures and risk tolerance. Generally, our premiums are adjusted to reflect the marketplace for insurance and changes in our exposures, inclusive of changes in invested capital and changes in the market values of the products we sell.

Seasonality

        The sales patterns of our agricultural products are generally seasonal. Over the last three years, we have averaged between 26 percent and 29 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. The strongest demand for our fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. Our quarterly financial results can vary from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. Our sales to industrial and animal feed markets, relative to our competitors, have tended to smooth the seasonal sales pattern. In 2009, however, applications of fertilizers in the fall were significantly lower than historic norms for the agricultural part of our business. We also saw sales into our industrial market decrease by more than half compared to 2008's sales due in large part to the reduction in oil and gas drilling during much of 2009. As a consequence, we ended the year with a larger than normal level of inventory as of December 31, 2009, as sales volumes were lower compared to our production volumes.

Competition

        We sell into commodity markets and compete based on delivered price, timely service and product quality. Products must maintain particle size and K2O content benchmarks to compete effectively. Further, our customers value the ability to deliver product in a timely manner.

        We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in the Former Soviet Union. As a smaller producer, we seek to maintain an advantage through timely service, the ability to time our sales to market conditions, and a focus on the markets in which we have a transportation cost advantage.

Employees

        As of December 31, 2009, we had 778 total employees of which 758 were full-time employees. Of the total employees, 618 were located in Carlsbad, New Mexico, 51 in Wendover, Utah, 61 in Moab, Utah, 46 in Denver, Colorado and 2 in other locations. We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2011. We consider our relationships with our employees to be good.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements, and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Glossary of Terms

        Langbeinite:    A generic term for sulfate of potash magnesia. The processing of langbeinite results in sulfate of potash muriate which we market for sale as Trio™.

        Magnesium Chloride (MgCl2):    An effective de-icing and de-dusting agent that is sold primarily into the Mountain West and Pacific Northwest regions.

        Metal Recovery Salt:    Potash combined with salt in various ratios that chemically enhances the recovery of aluminum in aluminum recycling processing facilities.

        Mill Head Feed Grade:    A measurement of the amount of potassium oxide (K2O) contained in the ore as a percentage of the total weight of the ore.

        MMBtu:    Million British Thermal Units.

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

        Potash Area:    A 497,000 acre location in the United States' strategic potash reserve in southeastern New Mexico established by order of the U.S. Secretary of the Interior and administered by the BLM.

        Potassium Chloride (KCl—muriate of potash):    The most abundant, least expensive source of potassium on a delivered K2O basis and the preferred source of potassium for fertilizer use, currently accounting for approximately 95 percent of total worldwide fertilizer use of K2O. Commercial grades for fertilizer use are typically 95-98 percent potassium chloride, containing about 60-62 percent K2O. Potassium chloride is the primary raw material used to produce industrial potassium hydroxide and its derivative salts, the most commercially important of which are potassium carbonate, potassium chromate, potassium permanganate and the potassium phosphates. It is also used as an intermediate in chemical synthesis routes to potassium sulfate and potassium nitrate. Muriate of potash is either red or white in appearance, depending on how it is produced.

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

        Potassium Oxide (K2O):    The potassium (K+) content of commercial fertilizers is expressed as percent potassium oxide (K2O). Potassium oxide, however, is merely a means of reporting potassium content that has been a part of the fertilizer industry for many years. The potassium content of pure potassium chloride fertilizer is expressed as 63 percent K2O, which is the equivalent of 52.3 percent elemental K (potassium). In the soil, potassium chloride dissolves into potassium ions (K+) and chloride ions (Cl-), the latter representing 47.7 percent of the potassium chloride molecular weight. Percent potassium oxide (K2O) is referenced in other terms in this glossary.

        Potassium Sulfate (K2SO4—sulfate of potash or SOP):    A crystalline salt that is derived directly from brines or synthesized from other potassium salts and minerals. Commercial grades for fertilizer use are usually 93-95 percent potassium sulfate, containing 50-51 percent K2O. Potassium sulfate accounts for 1-2 percent of total worldwide potash fertilizer use. Potassium sulfate is referenced in the "potash" and "potassium chloride" terms above.

        Probable (Indicated) Reserves:    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that Intrepid believe with reasonable certainty that access to the reserves can be obtained, even though currently-issued permits are not required.

        Productive Capacity:    The estimated amount of potash production that will likely be achieved based on the amount and quality of ore that can currently be mined, milled, and/or processed, assuming no modifications to the systems and a normal amount of scheduled down time.

        Proven (Measured) Reserves:    Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that the size, shape, depth and mineral content of the reserves are well-established.

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

        Sulfate of Potash Magnesia (K2SO4.2MgSO4—langbeinite or potassium magnesium sulfate) :    A double salt containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 2 percent of potash fertilizer, based on 2008 estimates by AAPFCO. Commercial products typically contain 22 percent K2O, 11 percent magnesium and 22 percent sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12-42 percent K2O, 2-5 percent magnesium and 3-7 percent sulfur.

        Tailings:    Salt and insoluble minerals that remain after potash is removed from ore during processing, typically disposed of in a tailings pile.

        Ton:    A short ton, or a measurement of mass equal to 2,000 pounds. Unless expressly stated otherwise or the context otherwise requires, references to "tons" in this report refers to short tons.

        Trio™:    The product Intrepid markets for sale that is processed from langbeinite ore and which serves as a low-chloride potassium, magnesium and sulfur-bearing fertilizer primarily for use in citrus, vegetable, sugarcane and palm applications and as an animal feed supplement.

        Underground Mining:    An ore mining process by which: 1) machines are used to cut a network of interconnected passages as high as the ore seam; 2) roof bolters are used to stabilize the mine roof and pillars are left to provide additional roof support; and 3) ore extracted at the face is then conveyed using belts and a hoist system to the surface for processing.

Executive Officers of the Registrant

        The following table sets forth the names, ages, and positions held by Intrepid's executive officers. The age of the executive officers is as of February 15, 2010.

Name	Age	Position
Robert P. Jornayvaz III	51	Chairman of the Board and Chief Executive Officer
Hugh E. Harvey, Jr.	57	Chief Technology Officer and Director
David W. Honeyfield	43	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Martin D. Litt	45	Executive Vice President and General Counsel
James N. Whyte	51	Executive Vice President of Human Resources and Risk Management
R.L. Moore	60	Senior Vice President of Marketing and Sales
John G. Mansanti	54	Vice President of Operations
Rodney D. Gloss	53	Vice President and Controller

        Robert P. Jornayvaz III has served as Chairman of the Board and Chief Executive Officer of Intrepid Potash, Inc. since its formation in November 2007 and served, directly or indirectly, as a manager of Intrepid Mining LLC from January 2000 until its dissolution in 2008. As described above in "Business—Company History," Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. As a manager of Intrepid Mining LLC, Mr. Jornayvaz, along with Mr. Harvey, was responsible for the business operations of Intrepid Mining LLC. Mr. Jornayvaz is the 100 percent owner of Intrepid Production Corporation, which owned 40 percent of Intrepid Mining LLC prior to the IPO, and the 100 percent owner of IPC Management LLC, one of two managers of Intrepid Mining LLC. Intrepid Production Corporation also owns 50 percent of Intrepid Oil & Gas, LLC. Mr. Jornayvaz has 29 years of experience in the oil and gas industry and 11 years of experience in the potash industry. Mr. Jornayvaz has been associated with Mr. Harvey for approximately 14 years, participating in joint property acquisition arrangements through their own companies until forming Intrepid Oil & Gas, LLC in 1996.

        Hugh E. Harvey, Jr. has served as Chief Technology Officer of Intrepid Potash, Inc. since May 2009 and as a member of the Board of Directors of Intrepid Potash, Inc. since its formation in November 2007. From November 2007 until May 2009, he served as Executive Vice President of Technology of Intrepid Potash, Inc. Mr. Harvey served, directly or indirectly, as a manager of Intrepid Mining LLC from January 2000 until its dissolution in 2008. As described above in "Business—

Company History," Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. As a manager of Intrepid Mining LLC, Mr. Harvey, along with Mr. Jornayvaz, was responsible for the business operations of Intrepid Mining LLC. From February 2009 until October 2009, Mr. Harvey assumed the responsibilities of Chief Operating Officer of Intrepid Potash, Inc. following the departure of the former Chief Operating Officer. Mr. Harvey is the 100 percent owner of Harvey Operating and Production Company, which owned 40 percent of Intrepid Mining LLC prior to the IPO, and the 100 percent owner of HOPCO Management LLC, one of two managers of Intrepid Mining LLC. Harvey Operating and Production Company also owns 50 percent of Intrepid Oil & Gas, LLC. Mr. Harvey has 11 years of experience in the potash mining industry, over 25 years of experience in the oil and gas industry, and a unique combination of mining, mineral processing, drilling, field operations, and economic evaluation experience. Mr. Harvey has been associated with Mr. Jornayvaz for approximately 14 years, participating in joint property acquisition arrangements through their own companies until forming Intrepid Oil & Gas, LLC in 1996.

        David W. Honeyfield joined Intrepid Potash, Inc. as Executive Vice President, Chief Financial Officer, Treasurer and Secretary in March 2008. From May 2003 to March 2008, he held various positions with St. Mary Land & Exploration Company, most recently as Senior Vice President and Chief Financial Officer from March 2007 to March 2008, Chief Financial Officer from May 2005 to March 2007, and Vice President—Finance, Treasurer and Secretary from May 2003 to May 2005. While at St. Mary, a public company with shares listed on the New York Stock Exchange, Mr. Honeyfield, among other things, was responsible for capital structure planning, financial reporting, oversight of company accounting practices, the preparation of forecasts and budgets, and oversight of tax and internal audit functions. Prior to joining St. Mary, Mr. Honeyfield was Controller and Chief Accounting Officer of Cimarex Energy Co. from September 2002 to May 2003 and Controller and Chief Accounting Officer of Key Production Company, Inc., which was acquired by Cimarex in September 2002. Prior to joining Key Production Company in April 2002, Mr. Honeyfield was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen LLP since 1991, serving clients primarily in the mining, oil and gas, and manufacturing sectors.

        Martin D. Litt joined Intrepid Potash, Inc. as Executive Vice President and General Counsel in July 2008. He began his legal career as an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in 1991, a large law firm with offices located around the world. Mr. Litt joined the law firm of Holme Roberts & Owen LLP, a large regional law firm based in Denver, Colorado, in 1993 as an associate. Mr. Litt served as a partner for nine years at Holme Roberts & Owen and also served on the firm's Executive Committee, a committee responsible for managing the law firm, for two years. During his time at Holme Roberts & Owen LLP, Mr. Litt focused his practice on commercial litigation, antitrust matters, and general business counseling. While at Holme Roberts & Owen LLP, Mr. Litt served as outside counsel to Intrepid Mining LLC and Intrepid Potash, Inc. for approximately six years.

        James N. Whyte has served as Executive Vice President of Human Resources and Risk Management of Intrepid Potash, Inc. since December 2007. He joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in May 2004 and was named Executive Vice President of Human Resources and Risk Management in December 2007. As described above in "Business—Company History," Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. From December 1998 until December 2002, Mr. Whyte served as President of Caleb Insurance Group, Inc., a small, private commercial insurance brokerage firm that he founded, where he was responsible for all business operations.

        R.L. Moore has served as Senior Vice President of Marketing and Sales of Intrepid Potash, Inc. since its formation in November 2007. From March 2005 until November 2007, he served as Senior Vice President of Marketing of Intrepid Potash—New Mexico, LLC, and, from March 2004 until March 2005, he served as Vice President of Marketing of Intrepid Potash—New Mexico, LLC. In such roles for Intrepid Potash—New Mexico, LLC, Mr. Moore directed all marketing and sales activities. From 1996 until March 2004, Mr. Moore served as Vice President of Marketing for Mississippi Potash, Inc. where he directed all marketing and sales activities for Mississippi Potash's potash mining and processing.

        John G. Mansanti has served as Vice President of Operations of Intrepid Potash, Inc. since October 2009. From January 2006 until October 2009, Mr. Mansanti worked for Barrick Gold Corporation. From January 2008 until October 2009, Mr. Mansanti served as General Manager of Goldstrike Mines in Nevada where he was responsible for managing Barrick's largest gold producer at approximately 1.7 million ounces a year. From August 2006 until December 2008, Mr. Mansanti served as General Manager at the Cortez Gold Mine in Nevada where he was responsible for managing all aspects of the current operations and managing the engineering, underground development, and permitting associated with the Cortez Hills project. From June 2003 until August 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation until Barrick acquired Placer's assets in January 2006). While serving in this role, Mr. Mansanti was responsible for all aspects of restarting the underground mine and the joint ore tolling arrangement with Newmont.

        Rodney D. Gloss has served as Vice President and Controller of Intrepid Potash, Inc. since its formation in November 2007. From July 2004 until November 2007, he served as Intrepid Mining LLC's Vice President and Controller where he was responsible for, among other things, Intrepid Mining LLC's financial reporting, financial planning and budgeting, and information systems. As described above in "Business—Company History," Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. Between November 1998 and July 2004, Mr. Gloss held the positions of Chief Financial Officer, Vice President, and Controller of Timminco Limited, an international light metal manufacturing and mining company, where he was responsible for, among other things, financial reporting, financial planning and budgeting, and treasury functions.

ITEM 1A.    RISK FACTORS

        An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this Annual Report on Form 10-K before buying shares of our stock. Our future performance is subject to a variety of risks and uncertainties. If any of the following risks or uncertainties occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.

 Risks Related to Our Business

The existing global economic and financial market environment has had, and may continue to have, a negative effect on our business and operations.

        The existing global economic and financial market environment has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had, and may continue to have, a negative effect on our business, results of operations, financial condition, and liquidity. Many of our customers, distributors, and suppliers have been affected by the current economic turmoil. Continued general concerns about the fundamental soundness of domestic and foreign economies may continue to cause customers to reduce their purchases from us even if they have cash or if credit is available to them. If the number of drilling rigs targeting natural gas does not materially increase in the regions around our mines, demand for our product by the oil and gas industry may remain below the five-year trend. If oil and natural gas drilling were to decline significantly, we would be required to compact more of our standard product in order to sell a portion of it into the agricultural market, which would increase our production costs. If we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or would be able to do so only on unfavorable terms.

Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may negatively affect our operating results.

        Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and capacity utilization until the cycle repeats. Furthermore, individual potash producers have, at various times, suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. For example, during all of the fourth quarter of 2008 and through most of 2009, demand for potash contracted due to uncertainty resulting from the global financial crisis, decreases in commodity prices of agricultural products, concerns by farm producers about input costs, and the effect that lower prices for their products might have on farmers' operations. In turn, many individual potash producers responded to this demand contraction by independently curtailing potash production to match demand. As a result of these various factors, the price of potash can also be volatile. This volume and price volatility may reduce profit margins and negatively affect our operating results. We sell the majority of our potash into the spot market in the U.S. and generally have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility. In addition, in the past we have sold almost all our standard grade Trio™ product to customers outside of the U.S., especially to customers in China. If we are unable to continue to sell our standard grade Trio™ product internationally or have to sell this product at lower prices, our operating results may be negatively affected.

Changes in fertilizer application rates may aggravate the cyclicality of the prices and demand for our products.

        Farmers are able to maximize their economic return by applying optimum amounts of fertilizer. A farmer's decision about the application rate for each fertilizer, or his decision to forego application of a particular fertilizer, particularly potash and langbeinite, varies from year to year depending on a number of factors, such as crop prices, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, and the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can materially aggravate the cyclicality of prices for our products and our sales volumes.

Aggressive pricing strategies by our competitors could materially adversely affect our sales and profitability.

        Many of our competitors have significantly larger operations than we do and mine potash and langbeinite from reserves that are thicker, higher-grade and less geologically complex than our reserves. The large size of some of our competitors may give them greater leverage in pricing negotiations with customers and may enable them to negotiate better rates for transportation of products sold. The nature of our competitors' reserves and the economies of scale of their operations may allow them to mine their potash or langbeinite at a lower cost. If one or more of these competitors were to decide for any reason to aggressively lower prices in an attempt to increase their sales, our size and cost structure might not allow us to match that pricing, such that we would likely lose sales and our operating results and profitability would be materially adversely affected.

During periods when the prices for our products fall below our cost to produce them, we could be required to write down the value of our inventories. Any such write-down would adversely affect our results of operations and the value of our assets.

        We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and such lower prices are expected to be other than temporary, it is possible that we could be required to write down the value of our inventories. Any such write-down would adversely affect our results of operations and the carrying value of our assets. Any such effect could be material.

        For example, in the quarter ended December 31, 2009, we recorded a lower of cost or market inventory write-down related to our standard grade Trio™ product produced at our East mine. This lower of cost or market inventory write-down, which totaled $0.4 million, was necessary because the carrying cost of our Trio™ inventory exceeded our estimates of future selling prices less reasonably predictable selling costs.

Mining is a complex and hazardous process which frequently experiences production disruptions, and the nature of our operations may make us more vulnerable to such disruptions than our competitors.

        The process of mining is complex and equipment- and labor-intensive, and involves risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems and other unexpected events. In addition, we must transport mined product for long distances to remove it from the mines for processing, which creates a higher probability of accidents. Our facilities have been in operation longer than the average North American potash mine, and some of our equipment has had a long operating life and may require more maintenance or be more likely to fail than newer facilities or equipment. Our shafts at our West mine were constructed in 1931 and require frequent maintenance due to water inflow, wooden structure and salt buildup and are located in an area of known subsidence. Additionally, langbeinite ore is harder and more abrasive than muriate of potash ore and has caused greater wear on our mining and milling equipment at our East mine, which has increased and may continue to increase the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes; for example, our East mine's mill experiences build-ups of glaserite, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from our planned capital expenditures focused on growth, such as increases in productive capacity, for use on capital expenditures to maintain existing capacity. Production delays or stoppages will adversely affect our sales and operating results, and higher than expected maintenance and repair expenses may adversely affect our operating results.

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

        The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of crop growing and harvesting seasons and weather conditions, as well as other factors. Over the last three years, we have averaged between 26 percent and 29 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. We and our customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales revenue typically being the highest during the North American spring season and our working capital requirements typically being the highest just before the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability could be materially reduced as a result. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

Climate change legislation and the physical effects of climate change may have a negative effect on our business and operations.

        There is a growing discussion that emissions of greenhouse gases ("GHG") may be altering the composition of the global atmosphere in ways that may be affecting, and may continue to affect, the global climate. Legislators and regulators are considering ways to reduce GHG emissions. There is also a growing possibility that some form of GHG emissions regulation will be forthcoming at the federal level, and possibly also at the state level. Such regulation could result in the creation of substantial additional costs for us. The effect of any future mandatory GHG legislative, regulatory, or product standard requirements on our business and products is dependent on the details of the mandate or standard, and we are therefore unable to predict the potential effects at this time. Moreover, the potential physical effects of climate change on our customers, and subsequently on our business and operations, are highly uncertain and will be particular to the circumstances developing in various geographical regions where our facilities and customers are located. These effects may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Droughts or floods in certain geographic areas could cause demand for our product to decline and the amount of arable land in one or more of our markets to decrease. Extreme weather conditions could also cause production disruptions at our facilities. There was a production disruption in December 2009 due to severe cold weather conditions at our Carlsbad East facility that reduced our normal potash production levels by nearly 90 percent for the month. Physical effects of climate change, if any, may adversely impact the costs, production, sales, and financial performance of our business and operations.

Our business depends upon skilled and experienced personnel, and employee turnover may have a material adverse effect on our development and operating results.

        The success of our business and the achievement of certain business goals depends upon our ability to attract and retain skilled managers and other personnel. The labor market in the Carlsbad, New Mexico area, in particular, is very competitive. We compete for experienced laborers with other industries, including a nuclear waste management facility in southeast New Mexico, oil fields and other potash facilities near Carlsbad, and a new uranium enrichment facility in Eunice, New Mexico which is under construction. Employee turnover in proximity to Carlsbad has generally been high, and the continued expansion of nuclear facilities near Carlsbad threatens to increase competition for qualified workers. If we are not able to attract and retain the personnel necessary for the development of our business, we may not achieve certain business goals, may have to raise wages to keep employees, or may have to hire less qualified workers, any of which could have a material adverse effect on our operating results and financial condition.

Prices of natural gas and other important materials and energy used in our business are volatile. Changes in the prices of materials or energy or disruptions to supply could adversely impact our business and our sales.

        Natural gas, electricity, steel and other maintenance materials, water, chemicals and fuel, including diesel and gasoline, are key materials purchased and used in the production of our potash products. Natural gas is a significant energy source used in the solution mining process at the Moab mine and at the East mine processing plant. Our sales and profitability from time to time have been and may in the future be impacted by the price and availability of these materials and other energy costs. A significant increase in the price of natural gas, electricity and fuel that is not recovered through an increase in the price of our potash, or an extended interruption in the supply of natural gas, electricity, water or fuel to our production facilities, could materially adversely affect our business, financial condition or operating results. High natural gas costs also may increase crop input costs, which may cause our potash sales to decline. We entered into a contract during the fourth quarter of 2009 that provides for a fixed price on the majority of our daily natural gas needs in New Mexico for eleven months.

        The price of natural gas in North America is highly volatile. Since January 2005, natural gas prices according to the El Paso Natural Gas Co. Permian Basin index, on which the prices we pay for natural gas are primarily based, have ranged from a high of $11.61 per MMBtu in July 2008 to a low of $2.55 per MMBtu in September 2009. Steel is a commodity that is also subject to volatile pricing. Since January 2005, hot rolled coil steel prices have ranged from a high of $1,312 per ton in August 2008 to a low of $453 per ton in June 2009. Our forecasts of capital expenditures are based on assumptions with respect to prices of skilled labor and commodities, including steel and concrete. We cannot predict future commodity prices, and if such prices are higher than expected, we may lose sales to competitors with lower production costs, our profitability could be materially adversely affected and our capital expenditures could increase.

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

        State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In addition, there are various city, county and state initiatives to regulate the use and application of fertilizers due to various environmental concerns.

A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids in the Permian Basin or Rocky Mountain regions may increase our operating costs and decrease our average net realized sales price of potash.

        A significant portion of our sales consists of sales of standard potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. Due to the decline in oil and gas drilling that began during the fourth quarter of 2008 and has persisted during 2009 relative to prior years, we have chosen to compact some of our standard product to sell it into the agricultural market, which has increased our production costs. This can have an impact on our average net realized sales price for our agricultural tons, as agricultural sales may require transportation to more distant delivery points. Alternative products that have some of the clay-inhibiting properties of potash in oil and gas drilling fluids are commercially available. Depending upon the price of potash compared to the prices of these alternative products, these alternative products may temporarily or permanently replace some of our sales of standard potash, which would reduce our industrial sales and result in the same increases in production costs and decreases in our profitability.

Increased costs could affect our per ton profitability.

        Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, revisions to mine plans, and location of the ore bodies. A substantial portion of our operating cost structure is comprised of fixed costs consisting primarily of labor and benefits, base energy usage, property taxes, insurance, maintenance, and some depreciation; we also have variable costs associated primarily with overtime and associated benefits, contractor labor, consumable operating supplies and chemicals, some level of energy and per unit depreciation. Because a portion of our operating costs are fixed, reductions in production tonnage could increase our per ton cost per sales and correspondingly decrease our operating margin on a per ton basis. A material increase in costs at any of our locations could have a material adverse effect on our profitability and cash flows.

Some of our competitors have greater capital and human resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability.

        We compete with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than we do. Competition in our product lines is based on a number of considerations, including transportation costs, brand reputation, price and quality of client service and support. To remain competitive, we need to invest continuously in production infrastructure, marketing and customer relationships. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and become more highly leveraged. We may not have sufficient resources to continue to make such investments or maintain our competitive position relative to some of our competitors who have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes and our profits could be materially adversely affected.

A shortage of railcars and trucks for carrying our products as well as increased transit time could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs or disruptions in production.

        We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of chemicals and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, PCS Sales, which markets our products internationally, may have difficulty obtaining access to ships for sales of our products overseas. Higher costs for transportation services or an interruption or slowdown in these transport services due to high demand, labor disputes, adverse weather or other environmental events, or changes to rail systems, could negatively affect our ability to produce our products or our ability to deliver our products to our customers, which would harm our performance and operating results.

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

        The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency. A decrease in the average net realized sales price of our potash would adversely affect our operating results.

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

        Oil and gas drilling near our mines poses risks to our operations. The subsidence of the surface that occurs and the underlying strata that result following completion of mining operations may damage the casing of any oil or gas well located within the subsidence area. That damage may result in methane gas escaping from the well and migrating through surrounding strata into our mines. Methane gas could also leak from a well located outside the subsidence area and migrate into a mine. We test our mines for methane gas daily; however, unlike coal mines which are constructed and equipped to handle the presence of methane gas, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause an explosion resulting in loss of life and significant property damage and require suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomic to reopen our mines because our liability, casualty, and business interruption insurance would not be adequate to cover such catastrophic events.

Existing and further oil and gas development in the Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.

        Presently, the drilling of oil and gas wells in the Potash Area is regulated by the 1986 order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Potash

Area). Similar State of New Mexico regulations govern state and fee lands in the Potash Area. The Secretary's order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect our current operations may limit our ability to mine valuable potash reserves or deposits in the future because of setbacks from oil and gas wells. As a result, we will be unable to mine potash located within the appropriate "safety pillar" around an oil or gas well. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission and, where appropriate, protest applications for drilling permits that we believe may impair our ability to mine our potash reserves or deposits. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or deposits. Our potash reserves or deposits may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves or deposits. We expect oil and gas companies to continue to seek drilling permits and to contest our efforts to restrict drilling within the Potash Area.

        In 2007, we lobbied to cause a reassessment by the BLM and Department of the Interior of their policies concerning granting of oil and gas drilling permits in the Potash Area in order to protect our existing operations and future potash reserves or deposits from the adverse effects of oil and gas drilling. In July 2007, the Department of the Interior said that it would conduct a new study on the safety of developing oil and gas wells in the Potash Area and, subsequently, it undertook another study to evaluate the use of certain technologies to map the potash resource within the Potash Area. In September 2009, Sandia National Laboratories ("Sandia"), acting under the direction of the BLM, issued its final report on the use of existing oil and gas logs to map the potash resources within the Potash Area and concluded that such logs do not contain sufficient information to meet the specific mineral requirements identified in the current potash standards. This conclusion could affect the future issuance of drilling permits that could adversely affect our mining operations and the value of our potash reserves or deposits. Sandia's study, under direction of the BLM, of the risks of gas migration from oil and gas wells into proximately located potash mines is not yet completed but, once completed, could affect the future issuance of drilling permits that could adversely affect our mining operations and the value of our potash reserves or deposits.

Our operations depend on our having received and continuing to maintain the required permits and approvals from and lease negotiations with governmental authorities.

        We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit our ability to continue operations at the affected facility and have a material adverse effect on our business, financial condition and operating results. Expansion of our existing operations also would require securing the necessary environmental and other permits and approvals, which we may not receive in a timely manner, if at all. In addition, the federal government may require an environmental assessment or EIS as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, our mining operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations may require securing additional federal and state leases, which we may not obtain in a timely manner, if at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves. Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change, which may lead to significant increases, at the time we renew our leases. As of December 31, 2009, approximately 54 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 25 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if such increases were significant, would adversely affect our operating results.

Our preliminary plans for reopening the HB mine and developing additional strategic growth opportunities may require more time and greater capital spending than we expected.

        We currently plan to reopen the HB mine as a solution mine. We commissioned an independent mining consulting firm to review our estimates of the reserves related to this project, and the firm's reserve study was completed in March 2008. Reopening the mine will be subject to significant costs and risks. We are currently in the process of seeking regulatory approvals and various permits from the State of New Mexico and the BLM necessary to implement the project. In January 2009, the BLM determined that an EIS would be required for the HB solution mine project. Oil and gas lessees in the region expressed concern with the project to the BLM, which, we believe, was a contributing factor in the BLM's decision to require completion of an EIS for the project. Although the current estimate for the completion of the EIS process is in the third or fourth quarter of 2011, continued opposition to the project by oil and gas lessees or other third parties may further delay or prevent the reopening of the mine. In addition, we may be unable to obtain some or all of the regulatory approvals and permits in a timely manner, on reasonable terms, or at all. As of December 31, 2009, we have invested approximately $25 million in capital related to the re-opening of the HB mine, some of which could become impaired if some or all of the regulatory approvals and permits are not obtained in a timely manner or at all. Even if we obtain all required approvals and permits, it may be several years before the mine produces potash, and construction of the well facilities, solar ponds, processing plant, and associated infrastructure may take longer or cost significantly more than we expect. We may be unable to produce potash economically from the HB mine if reopened, or our profitability from the project may be lower than we expect.

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

        Langbeinite, a low-chloride source of potassium, is produced by Intrepid and The Mosaic Company from the only known langbeinite reserves in the world located in the Carlsbad, New Mexico region. The demand for langbeinite has been limited due mostly to its limited supply and availability, and it is difficult to determine how the supply, demand and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and may increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize a product similar to langbeinite from brines, with a goal of producing significant amounts of this competing product in the near future. In the past, we have sold standard grade Trio™ to customers in China. In the future, our sales to customers in China may be reduced to the extent China is able to produce a product similar to langbeinite or if there is an overall decrease in demand for potassium-containing product to be imported into the country. Other companies may seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio™ sales may be affected by the success of these and other competitive sources for langbeinite, which could materially adversely affect the viability of our Trio™ business and our operating results and financial condition.

As a potash-only producer, we are less diversified than nearly all of our competitors, and a decrease in the demand for potash and langbeinite or an increase in potash supply could have a material adverse effect on our financial condition and results of operations.

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

        Major weather events such as heavy rainfall can result in water inflows into our mines. The effects of climate change, if any, may increase the possibility of heavy rainfall that results in water inflows into our mines. In October 2006, water inflows from rainfall caused unused utilities in a mine shaft at our West mine to break loose and block the mine shaft. As a result, we were forced to shut down the West mine for 54 days to remove the utilities and improve water controls in the shaft. The shutdown significantly lowered our 2006 potash production from the West mine. Additionally, the presence of water-bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience additional water inflows at our mines in the future, our employees could be injured and our equipment and mine shafts could be seriously damaged. We might be forced to shut down the affected mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of a mine. We do carry insurance to cover the risks of water inflows.

Heavy fall precipitation or low evaporation rates at our Moab and Wendover facilities could delay our potash production at those facilities, which could adversely affect our sales and operating results.

        Our facilities in Moab and Wendover, Utah use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. It is possible that the effects of climate change, if any, could have a material adverse effect on our production of potash using solar evaporation processes. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash we are able to produce and in turn push that production into later quarters or years. If these weather conditions occur at either or both of our Moab and Wendover facilities, we would have less potash available for sale, and our sales and operating results could be materially adversely affected. In addition, we plan to use solar evaporation ponds in connection with the reopening of the HB mine. As the number of our solar ponds increases, our production risks related to rainfall and evaporation rates will increase.

Environmental laws and regulations may subject us to significant liability and require us to incur additional costs in the future.

        We are subject to many environmental, health and safety laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and the regulation of discharges into the soil, air and water. Operations by us and our predecessors have involved the historical use and handling of regulated substances, refined petroleum products, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos-containing transite) and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. Under environmental remediation laws such as the CERCLA, liability is imposed, without regard to fault or to the legality of a party's conduct, on certain categories of persons (known as "potentially responsible parties") who are considered to have contributed to the release of "hazardous substances" into the environment. We may in the future incur material liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.

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

        For example, our water disposal processes rely on dikes and reclamation ponds which could breach or leak, resulting in a possible release into the environment. Moreover, although the North and East mines in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines may experience some water discharges during significant rainfall events. Also, changes to existing environmental laws or permits, or the issuance of more stringent environmental laws or permits, could require additional equipment, facilities, or employees to address water disposal issues.

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

        Government and public emphasis on environmental issues can be expected to result in future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results. For more information, see "Business—Environmental, Health and Safety Matters" beginning on page 8.

Our indebtedness, if any, could adversely affect our financial condition and impair our ability to operate our business.

        Our credit facility allows us to borrow up to $125 million. Our indebtedness, if any, could have important consequences, including the following:

  •
  it may limit our ability to borrow money or sell additional shares of common stock to fund our working capital, capital expenditures and debt service requirements;

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business;

  •
  we may become more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

  •
  it may make us more vulnerable to a downturn in our business or the economy;

  •
  it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

  •
  it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

        In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding borrowings under our credit facility.

The mining business is capital-intensive, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.

        The mining business is capital-intensive. We anticipate making significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB mine, the various expansions at our existing operating facilities and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding or be unable to fund needed or planned capital expenditures, which would limit the expansion of our production or the inability to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our new projects.

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

        As of December 31, 2009, we had 778 total employees. Approximately 5 percent of our workforce, consisting solely of employees in Wendover, is represented by labor unions. Our collective bargaining agreement with our hourly employees in Wendover expires on May 31, 2011. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize in the future, these risks would increase.

Risks Related to our Common Stock

Our common stock price may be volatile and you may lose all or part of your investment.

        Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including:

  •
  our operating performance and the performance of our competitors;

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who follow Intrepid or other companies in our industry;

  •
  variations in general economic, market and political conditions;

  •
  actions of our current stockholders, including sales of common stock by former members of Mining or our directors and executive officers;

  •
  the arrival or departure of key personnel; and

  •
  other developments affecting us, our industry or our competitors.

        In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with Intrepid or its performance, and those fluctuations could materially reduce our common stock price.

We may issue additional securities, including securities that are senior in right of dividends, liquidation and voting to the common stock, without your approval, which would dilute your existing ownership interests.

        Our restated certificate of incorporation allows us to issue up to 100,000,000 shares of common stock and up to 20,000,000 shares of preferred stock without the approval of our stockholders, except as may be required by applicable NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. The issuance by us of additional common shares or other equity securities of equal or senior rank will have the following effects:

  •
  our stockholders' proportionate ownership interest in us will decrease;

  •
  the relative voting strength of each previously outstanding common share may be diminished; and

  •
  the market price of the common stock may decline.

We do not intend to pay dividends for the foreseeable future.

        Other than the dividend paid in connection with our formation, we have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

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

ITEM 2.    PROPERTIES

Properties

        Our potash production comes from five facilities—three in or near Carlsbad, New Mexico and two in Utah, all of which we own and operate. We also own two idled mines in Carlsbad. Our facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, and the North facility compaction plant which processes potash from the West mine. Our facilities in Utah are the Moab mine, a solution mine, evaporation pond and plant facility located near Moab, and the Wendover facility, a brine aquifer collection, evaporation pond and plant facility located near Wendover.

        We control the rights to mine approximately 112,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 29,000 acres from the state of New Mexico, approximately 83,000 acres from the federal government through the BLM, and approximately 200 acres of private leasehold.

        We control the rights to mine approximately 7,300 acres of land west of Moab, Utah. We lease approximately 7,100 acres from the state of Utah and approximately 200 acres from the BLM. We own approximately 3,700 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

Mine Operation Boundary
26S/20E
26S/21E
SR-297
21
22
23
24
19
Horizontal
Potash
Caverns
28
27
26
25
30
GRAND COUNTY
SAN JUAN COUNTY
33
34
35
36
31
2
1
Colorado River
27S/21E
12
7
Salt
Lake
City
Utah
Price
Moab
INTREPID POTASH, INC.
Moab, UT Location Map
Colorado River
Paved Road
Railroad
Mine Operation Boundary
Mine Works
Horizontal Potash Caverns
Solar Evaporation Ponds
N
Scale 1:12000.
0.2 0. 0.2 0.4 0.6 0.8 1. miles
200. 0. 200. 400. 600. 800. 1000. meters
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

        Our leases with the state of New Mexico are for terms of 5 or 10 years and for as long thereafter as potash is produced in commercial quantities. Our leases with the state of Utah are for terms of 10 years subject to extension by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The terms of the leases for our Moab mine are currently extended until 2014. Our federal leases are for indefinite terms subject to readjustment every 20 years.

        The provisions of our leases are subject to periodic readjustment by the state and federal government. The lease provisions could change in the future, and such changes could impact the economics of our operations. Our federal leases are subject to readjustment of the lease provisions, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are subject to readjustment of the lease provisions, including the royalty payable to the state, every five to ten years. Our leases with the state of Utah are subject to extension and possible readjustment of the lease provisions every ten years. As of December 31, 2009, approximately 54 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 25 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.

        We pay royalties to the state and federal governments and private leaseholds for potash, langbeinite, and by-products produced from our leases. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0 to 5.0 percent, with most of our recent royalty rates set at a sliding scale between 2.0 to 5.0 percent. The royalty rates for the private leaseholds are between 5.0 and 7.5 percent. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.0 to 3.0 percent.

        We have water rights at each of our mine properties that we believe are adequate for our needs. All of our mining operations are accessible by paved state or county highways. All of our operations obtain electric power from local utilities.

        Our mines, plants and equipment have been in substantially continuous operation since the dates indicated in the chart entitled Proven and Probable Reserves on the following pages; and our mineral development assets, mills, and equipment have been acquired over the interval since these dates.

        The HB mine, while previously operated as a conventional underground mine, is presently not in operation and is under development as a solution mine. Permits for the HB mine are currently pending completion of an EIS, and, once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately twelve to eighteen months later with full production anticipated approximately two years after approvals are obtained and construction begins.

        As noted, Intrepid has relatively long-lived proven and probable reserves and consequently expects to conduct little additional exploration in the coming five years. Development of the conventional underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation facility are expected to be enhanced by the drilling of additional wells. Development of the idle North mine, previously operated as a conventional underground mine, is under consideration. We made significant expenditures to modernize and improve the condition of our plants and equipment. We invested approximately $103.6 million in our facilities in 2009. These improvements included upgrading underground infrastructure to minimize mine/process interdependence, making process modifications for recovery enhancement, upgrading underground equipment to begin automation of materials handling, and upgrading deteriorating infrastructure. We believe that our plants and equipment are adequate for executing our operating plans.

        The total historical cost of mineral development assets, property, plant and equipment as of December 31, 2009, is $303.4 million. By location, the historical costs of mineral development assets, property, plant and equipment as of December 31, 2009, are $246.6 million for Carlsbad (including the HB mine), $29.6 million for Moab, $19.1 million for Wendover, and $8.1 million for other supporting sites. These figures include land, construction in progress, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.

        Our leased office space in Denver, Colorado is approximately 39,726 square feet and has a term extending through April 30, 2019. Intrepid subleases approximately 2,257 square feet of this office space to Intrepid Production Corporation and 303 square feet of this office space to the LARRK Foundation, both of which are related parties. We also lease 2,440 square feet of office space in Arlington, Texas for a term extending through August 31, 2010, as well as approximately 8,327 square feet of office space in Carlsbad, New Mexico for a term extending through December 1, 2010.

        We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Proven and Probable Reserves

        Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to 130 years, based on proven and probable reserves estimated in accordance with Securities and Exchange Commission, or SEC, requirements. This lasting reserve base is the result of our past acquisition and development strategy. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade as mill head feed grade, as of December 31, 2009.

Our Proven and Probable Reserves (000's of product tons)(1)

				Proven(4)		Probable(6)
Product/Operations	Date Mine Opened(2)	Current Extraction Method	Minimum Remaining Life (years)(3)	Product Tons as KCl	Ore Grade(5) (% KCl)	Product Tons as KCl	Ore Grade(5) (% KCl)
Muriate of Potash
Carlsbad West	1931	Underground	130	32,400	24.8	22,400	22.8
Carlsbad East (including East Mixed(10))	1965	Underground	57	8,160	18.7	9,250	17.9
Carlsbad HB Mine(2)(7)	2012	Solution	28	4,750	34.7	205	32.3
Moab	1965	Solution	126	5,890	40.5	5,300	39.8
Wendover(8)	1932	Brine Evaporation	30	—	—	3,336	1.2
Total Muriate of Potash				51,200	26.5	40,491	22.2

				Product Tons as Langbeinite	Ore Grade(5) (% Lang)	Product Tons as Langbeinite	Ore Grade(5) (% Lang)
Sulfate of Potash Magnesia
Carlsbad East(9) (including East Mixed(10))	1965	Underground	51	18,500	36.3	23,400	36.8

(1)
The determination of estimated reserves has been prepared by Intrepid and is based on an independent review and analysis of our mine plans, geologic, financial and other data by Agapito Associates, Inc. ("Agapito"), which is familiar with Intrepid's mines. The most recent review performed by Agapito was performed in 2009 for the Carlsbad West and East mines and Utah properties. Detailed examinations of Intrepid's geologic model for the New Mexico properties were last performed in 2007, and the results of the reviews performed by Agapito were derived from evaluating depletion in 2008 and 2009. The geologic models for the Utah properties were updated to incorporate new data obtained in 2008 and 2009. Increases in remaining mine life for the Carlsbad West and East operations are primarily due to cutoff grade variance based on current mining costs and a three-year average sales price. No changes to the HB mine reserve estimate have been made to the 2008 Agapito review, as there has been no mining or changes to the database since that time. Increases in remaining mine life for the Carlsbad East and West operations are primarily due to cutoff grade variance based on current mining costs and 3 year average sale price. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the Carlsbad HB mine, have been operating in a substantially continuous manner since the dates set forth in this table. The Carlsbad HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are currently permitting the Carlsbad HB Mine as a solution mine and anticipate completion of the EIS in the third or fourth quarter of 2011 and issuance of all required permits and approvals at that time. Once the necessary regulatory approvals are obtained, we anticipate moving forward with construction, and first production should result twelve to eighteen months after construction begins, with ramp up to full production within two years after that. However, this timing is an estimate and the commencement of production will ultimately be dependent upon obtaining all required permits and approvals, which could be later than 2011.

(3)
Minimum remaining lives at the Carlsbad West, Carlsbad HB, and Moab mines are based on reserves (product tons) divided by annual effective product capacity and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of white muriate of potash equals 0.98 ton of KCl; one ton of sulfate of potash magnesia equals 0.95 ton of langbeinite. Carlsbad East minimum remaining life is based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. Intrepid currently does not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine-containing aquifers.

(4)
Proven reserves mean tonnages computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, electric logs, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The sites for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

(5)
Ore grade expressed as expected mill head feed grade to account for minimum mining height for the Carlsbad East and West mines. Muriate of potash ore grade is reported in % KCl and sulfate of potash magnesia ore grade is reported in % langbeinite. The ore grade for the Moab and Carlsbad HB mines is the in-place KCl grade.

(6)
Probable reserves means tonnages computed by projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from available ore zone measurements as observed either in drill holes using cores, electric logs or other geophysical devices or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.

(7)
The Carlsbad HB mine reserves are based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by Intrepid. Capital costs to establish economic viability for the Carlsbad HB mine reserves are based on in-house estimates independently verified by a third party. Operating costs to establish economic viability were based on operating costs for the Moab mine scaled by magnitude of production.

(8)
The Wendover facility reserves are the combination of a shallow and a deep aquifer. There are no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, brine density, soil porosity within the aquifer, and aquifer thickness from historical reports. The brine concentrations and brine density have been confirmed by Intrepid recently, but values for the aquifer thickness and the porosity have been obtained from literature published by other sources. Probable reserves for the shallow brine at the Wendover facility have been calculated from KCl contained in the shallow aquifer with an estimated porosity of 0.45 and thickness of 18 feet over the reserve area (78.8 square miles). The distance for projection of probable reserves is a radius of three-quarters of a mile from points of measurement of brine concentration. The ore grade (% KCl) is the percentage by weight of KCl in the brine. Probable reserves for the deep-brine aquifer have been estimated based on historical draw-down and KCl brine concentrations. The ore grade (% KCl) is the percentage by weight of KCl in the brine.

(9)
A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.

(10)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2Mg2(SO4)3) separately. Reserves currently being mined at our East mine are from the 5th ore zone and contain both sylvite and langbeinite. We call these reserves mixed ore.

 Production

        Our facilities have a current estimated productive capacity to produce approximately 910,000 tons of potash and 210,000 tons of langbeinite annually. Our current estimated productive capacity is the estimated amount of potash production each of our facilities will likely achieve based on the amount and quality of ore that can currently be mined, milled, and/or processed, assuming no modifications to the systems and a normal amount of scheduled down time.

        Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2009, 2008, and 2007.

Carlsbad, New Mexico

  •
  Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different ore zones, seven of which contain proven and probable reserves.

  •
  The West mine has a current estimated productive capacity to produce 430,000 tons of red potash compactor feed annually. Potash produced from our West mine is shipped to the North facility for compaction.

  •
  The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular product.

  •
  The East mine has a current estimated productive capacity to produce 250,000 tons of white potash and 210,000 tons of langbeinite annually. Our productive capacity is impacted by the East's mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative ore grade of sylvite and langbeinite drive the productive capacity of our facility.

Moab, Utah

  •
  Potash ore at Moab is mined from two ore zones: the original mine workings in Potash 5 that were converted to a solution mine and the new horizontal caverns in Potash 9.

  •
  The Moab mine has a current estimated productive capacity to produce 130,000 tons of potash annually.

Wendover, Utah

  •
  Potash at Wendover is produced primarily from brine containing salt, potash and magnesium chloride that is collected in ditches from the shallow aquifers of the Bonneville Salt Flats.

  •
  The Wendover facility has a current estimated productive capacity to produce 100,000 tons of potash annually.

Our Development Assets

        We also own two idled mines in or near Carlsbad—the HB mine and a mine at the North facility which we refer to as the North mine.

HB mine

  •
  The HB mine is an idled potash mine that we are in the process of reopening as a solution mine. Assuming favorable market conditions and receipt of all necessary permits and approvals, we believe the reopening of the HB mine project has the potential, when fully operational, to ultimately add up to 150,000 to 200,000 tons of additional low-cost potash production annually.

North mine

  •
  The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and outdated, inefficient mineral processing facilities. Although most of the unused mining and processing equipment has been removed, the mine shafts remain open. Part of the North mine surface plant is still active as this is where we granulate, store, and ship potash produced at the West mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, including mine permits, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. Engineering studies continued through 2009 and are planned for 2010, evaluating the extraction of potash through refurbished assets or through existing underground workings.

        The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2009, 2008, and 2007.

Production of Our Primary Products (000's of product tons)

        One product ton of potash contains approximately 0.60 tons of K2O when produced at our West mine, Moab mine, and Wendover facility and approximately 0.62 tons of K2O when produced at our East mine.

	Year Ended December 31,
	2009			2008			2007
	Ore Production	Mill Head Feed Grade	Finished Product	Ore Production	Mill Head Feed Grade	Finished Product	Ore Production	Mill Head Feed Grade	Finished Product
Muriate of Potash
Carlsbad West	1,564	12.0%	219	2,547	12.8%	391	2,519	13.4%	409
Carlsbad East	1,947	8.0%	150	2,239	9.2%	247	2,259	11.4%	288
Moab	427	14.1%	75	490	15.5%	97	396	14.4%	77
Wendover	297	19.0%	60	456	18.6%	101	461	16.9%	103

	4,235		504	5,732		836	5,635		877

Langbeinite Carlsbad East(1)	1,947	6.5%	192	2,239	6.1%	197	2,259	4.8%	177

Total Primary Products			696			1,033			1054

(1)
Muriate of potash and langbeinite at our East mine are processed from the same ore.

Our By-Product Production

        During the extraction of potash, we also recover marketable salt and magnesium chloride. We also produce metal recovery salt, which is potash mixed with salt in customer-requested ratios, at our Wendover facility. We account for the revenue generated from sales of these minerals as a reduction in the cost of goods sold of our primary potash product.

        The following table summarizes production of by-products at each of our facilities for each of the years ended December 31, 2009, 2008, and 2007.

Production of Our By-Products (000's of tons)

	Year Ended December 31,
	2009	2008	2007
	Finished Product	Finished Product	Finished Product
Salt
Moab	95	109	109
Wendover	70	41	29

	165	150	138

Magnesium Chloride
Wendover	191	195	163

Metal Recovery Salts
Wendover	1	9	19

Total By-Products	357	354	320

ITEM 3.    LEGAL PROCEEDINGS

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

        Potash Association of New Mexico v. United States Department of the Interior, et al.    We are not a party to this action, and it does not involve any claims against us. We are a member of the Potash Association of New Mexico ("PANM"), and in that capacity have participated in this action. On December 6, 2006, PANM filed a complaint in the U.S. District Court for the District of New Mexico challenging certain holdings of the Interior Board of Land Appeals ("IBLA") in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, which commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill ("APDs") for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior ("the Secretarial Order") relating to the Potash Area. Through its complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. On August 29, 2008, the U.S. District Court for the District of New Mexico issued an order dismissing the complaint without prejudice. The Court held that the IBLA's decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute "final agency action" that was subject to judicial review. The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA's decision in IMC Kalium. This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases. If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells. On October 28, 2008, PANM appealed the District Court's dismissal order to the U.S. Court of Appeals for the Tenth Circuit. The appeal has been fully briefed and argued and remains pending for decision.

        Intrepid Potash—New Mexico, LLC v. BLM.    We filed this appeal before the IBLA on September 20, 2006, challenging the BLM's approval of 11 APDs located approximately one and one-half miles east of our East mine near Carlsbad, New Mexico. This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled. We argued in this appeal that: (i) the BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling, and (ii) the BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. On September 29, 2008, the IBLA issued its decision which affirmed the BLM's approval of the 11 APDs. This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and that could impact lands for which we have applied for potash leases, but that are not currently under potash lease to Intrepid. On December 22, 2008, we filed a complaint in the U.S. District Court for the District of Columbia challenging certain holdings of the IBLA in its September 29, 2008, decision. On March 16, 2009, Yates Petroleum Corporation ("Yates") filed a motion to intervene in the case and filed a motion to transfer venue to the District of New Mexico. On April 2, 2009, the court granted Yates' motion to intervene in the case. On April 30, 2009, the federal defendants filed a motion to dismiss. On November 18, 2009, the court granted Yates' motion to transfer venue and ordered a transfer of the case to the District of New Mexico. The action is now proceeding in the U.S. District Court for the District of New Mexico. The federal defendants' motion to dismiss remains pending.

        Protests of Pending APDs.    As of December 31, 2009, Intrepid maintains protests against approximately 68 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid's protests are based on the arguments advanced in the proceedings described above and additional arguments, including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. A date for the hearing has not been set.

        Other.    On March 20, 2009, a purported derivative lawsuit was filed in the U.S. District Court for the District of Colorado against each member of our Board of Directors, our former Chief Operating Officer, Patrick Avery, and against Intrepid as a nominal defendant. The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.). The complaint alleges breach of fiduciary duty and other state law claims. Plaintiff seeks an unspecified amount of monetary damages and other relief, including disgorgement of profits. The defendants have filed a motion to dismiss the complaint, which remains pending.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

ITEM 4.    [Reserved]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol IPI.

        The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low
2009
Quarter ended December 31, 2009	$32.83	$21.00
Quarter ended September 30, 2009	$28.99	$21.20
Quarter ended June 30, 2009	$34.56	$17.87
Quarter ended March 31, 2009	$25.64	$13.99
2008
Quarter ended December 31, 2008	$30.38	$13.80
Quarter ended September 30, 2008	$65.35	$26.22
Period from April 22, 2008 to June 30, 2008	$76.24	$43.36

        Prior to our initial public offering in April 2008, there had been no public trading market for our common stock.

Performance Graph—Comparison of Cumulative Return

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid's peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on April 22, 2008 (the date our common stock commenced trading on the New York Stock Exchange), through December 31, 2009, assuming an initial investment of $100. While the initial public offering price of our common stock was $32.00 per share, the graph assumes the initial value of our common stock on April 22, 2008, was the closing sales price of $50.40 per share, as required for the preparation of the graph and following table. Data for the S&P 500 Index, the Dow Jones US Basic Materials Index, and the peer companies assume reinvestment of dividends.

	IPI	Peer Group	S&P 500	Down Jones U.S. Basic Materials
April 22, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2008	$41.21	$31.81	$65.65	$45.36
December 31, 2009	$57.88	$51.38	$81.04	$71.86

        The preceding information included under the caption "Performance Graph" is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Holders

        As of February 24, 2010, the number of record holders of our common stock was estimated to be approximately 107 based upon information provided by our transfer agent.

Dividends

        Other than the dividend paid in connection with our formation, we have never declared or paid any dividends on our common stock. For the foreseeable future, we intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our senior credit facility and other financing agreements at the time such a payment is considered.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2009, through October 31, 2009	—	—	—	N/A
November 1, 2009, through November 30, 2009	—	—	—	N/A
December 1, 2009, through December 31, 2009	1,357	$30.39	—	N/A

(1)
Represents shares of common stock delivered to Intrepid as payment of withholding taxes due upon the vesting of awards of restricted common stock held by Intrepid employees.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our historical selected financial and operating data for the periods indicated (in thousands, except share and per share data). The selected financial and operating data should be read together with the other information contained in this document, including "Business," wherein the presentation below is described more fully, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which have not been included in this document.

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
				Year ended December 31,
	Year ended December 31, 2009	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
				2007	2006	2005
Sales	$301,803	$305,914	$109,420	$213,459	$152,709	$151,280
Income from continuing operations	$55,342	$98,173	$44,497	$29,684	$24,098	$32,614
Income from continuing operations per share:
Basic	$0.74	$1.31
Diluted	$0.74	$1.31
Cash dividends declared and paid per common share	$—	$—

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	As of December 31,
	2009	2008	2007	2006	2005
Total assets	$768,990	$705,077	$146,727	$129,314	$106,506
Total debt	$—	$—	$101,355	$132,189	$37,156

Supplemental Selected Financial Data:

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
				Year ended December 31,
	Year ended December 31, 2009	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
				2007	2006	2005
Net income	$55,342	$98,173	$44,497	$29,684	$36,022	$34,463
Weighted-average shares outstanding:
Basic	75,014,569	74,843,139
Diluted	75,042,050	74,988,292

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	As of December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$89,792	$116,573	$1,960	$286	$157
Stockholders' equity (deficit)	$709,222	$651,599	$10,397	$(31,458)	$42,485

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the "Cautionary Note Regarding Forward-Looking Statements," that appears in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A: Risk Factors" and elsewhere in this Annual Report on Form 10-K.

        The historical financial data discussed below prior to the completion of the initial public offering ("IPO") of Intrepid Potash, Inc. reflects the historical results of operations and financial position of Intrepid Mining LLC as a predecessor entity. Accordingly, historical financial data does not, unless otherwise noted, give effect to the completion of the IPO of Intrepid Potash, Inc., or the effect of the exchange transaction between Intrepid Potash, Inc. and Intrepid Mining LLC.

        Unless expressly stated otherwise or the context otherwise requires, the terms "we," "our," "us," and "Intrepid" refer to Intrepid Potash, Inc. and its subsidiaries. References to "Mining" refer to Intrepid Mining LLC, our predecessor. Unless expressly stated otherwise or the context otherwise requires, references to "tons" in this Annual Report on Form 10-K refer to short tons. One short ton equals 2,000 pounds. One metric ton, which many of our international competitors use, equals 2,205 pounds.

 Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite, and we market our langbeinite under the name of Trio™. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of world potassium consumption for fertilizer applications and 9.7 percent of U.S. consumption annually. We are one of two producers of langbeinite, a low-chloride fertilizer that is well-suited for chloride-sensitive crops and has the added benefit of magnesium. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce 910,000 tons of potash and 210,000 tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

        Intrepid routinely posts important information on its website under the Investor Relations tab. Intrepid's website address is www.intrepidpotash.com.

        Our asset base was built through the acquisition first of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004. We assembled these assets after observing that the Moab mine sold potash into the same geographic regions as the Carlsbad, New Mexico and Wendover, Utah mines. We recognized that acquiring assets in those areas could allow for consolidated marketing efforts and effect operating synergies. From the inception of Mining in January 2000 to

December 31, 2009, we have made capital investments in these mines to improve their reliability and the efficiencies of the mining operations.

        Intrepid was incorporated in the state of Delaware on November 19, 2007, for the purpose of continuing the business of Mining in corporate form after Intrepid's IPO. On April 25, 2008, Intrepid closed its IPO by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, its predecessor. Since April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement"), Mining assigned all of its assets other than approximately $9.4 million of its cash to Intrepid in exchange for 40,339,000 shares of Intrepid's common stock and approximately $757.4 million of the net proceeds of the IPO. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008, referred to as the "Formation Distribution." The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions."

Presentation of Information

        The activity presented in all periods on or after April 25, 2008, is for Intrepid while all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The results of operations data for the year ended December 31, 2009, the period from April 25, 2008, through December 31, 2008 (the successor period), and the balance sheet data as of December 31, 2009 and 2008, presented herein, were derived from the consolidated financial results of Intrepid. The results of operations data for the period from January 1, 2008, through April 24, 2008, and the year ended December 31, 2007 (referred to as the predecessor periods), presented herein, were derived from the historical financial statements of Mining. The financial statements for the predecessor periods give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such periods. The historical financial data of Mining may not be indicative of Intrepid's future performance nor will such data reflect what its results of operations would have been had it operated as an independent, publicly-traded company during the historical periods presented.

        Pro forma consolidated results of operations data are presented and discussed within this management's discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non-comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will additionally provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Securities Exchange Act of 1934, as amended. The pro forma adjustments relate to expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the periods related to Mining since it was a limited liability company plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after Intrepid's IPO and since there was no material activity in Intrepid from its formation in November 2007 until the closing of the IPO on April 25, 2008, there are no adjustments necessary to the production or sales results of the periods related to Mining in order to create a comparative presentation involving 2008 or 2007. Because of this, discussion of comparative operating statistics is unaffected, and the actual historical results of the successor and predecessor periods are presented.

Refer to Unaudited Pro Forma Financial Information in Part IV, Item 15 of this report for additional information regarding our pro forma financial information and adjustments.

Global Factors Affecting our Results

  Fertilizer Demand

        Long-term global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, grain inventories, application rates, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have an impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. We note that the recent U.S. and world economic crisis has led to volatility in agricultural commodity prices, and this crisis could have a lingering impact on the decisions farmers make related to their fertilization programs.

  Potash Supply

        Economically recoverable potash deposits are relatively rare and are well-established. Virtually all potash is extracted from approximately twenty commercial deposits located in twelve countries. According to the International Fertilizer Industry Association ("IFA") and data published by potash mining companies, six countries accounted for approximately 89 percent of the world's aggregate potash production during 2008. Companies in Canada and the Former Soviet Union lead the global potash market due to the size and grade of their reserves, among other factors. As reported publicly, many of the larger potash producers curtailed production in 2009 in an effort to more closely match global demand. Since much of the demand for potash from these producers comes from Brazil, India, and China, the decrease in purchases by these countries led to reported production declines by some of the world's largest potash producers. Now that new pricing contracts are being entered into, starting with China late in the fourth quarter of 2009, we believe that the Canadian, Russian, Belarusian, and German potash producers that curtailed production will recommence producing at higher relative rates sometime in 2010.

  Energy Demand and Cost

        Energy prices and consumption affect the potash industry in several ways. Energy policies in the United States have supported the development of biofuels, which currently rely upon agricultural products as feedstock. As demand and prices for these agricultural products increase (or decrease), the use of fertilizer becomes more (or less) economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, and such drilling often consumes potash as a fluid additive as a means to reduce the risk of swelling clays in the formation. We believe that the positive benefit of potassium chloride in drilling and fracturing fluids has been well-established in the oil and gas industry. According to drilling rig count data compiled by Baker Hughes, the average monthly number of rigs drilling for oil and gas in North America has increased approximately 97 percent from its low point during the second quarter of 2009 to the middle of February 2010, resulting in a potential increase in demand for drilling fluids.

        Changes in fuel prices directly impact the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also impact the cost of processing potash. The average cost per MMBTU of natural gas for the year ended December 31, 2009, was lower than the average rate for 2008, contributing to a decrease in our energy costs. We estimate that every $1 per MMBTU change in the cost of natural gas changes our cost of potash by approximately $3 per ton, in part dependent on our volume of production. We entered into a contract during the fourth quarter of 2009 that provides for a fixed price on the majority of our daily natural gas needs in New Mexico for eleven months.

Our Products and Markets

        As mentioned previously, our two primary products are potash and langbeinite, which is marketed as Trio™ and may be referred to as such throughout this document. The majority of our revenues and gross margin are derived from the production and sales of potash. The percentage of our sales of Trio™ during 2009 increased relative to our total sales, as sales of Trio™ were less impacted by the recessionary economic environment than potash sales. The percentages of our net sales, which is defined below in the section entitled Specific Factors Affecting our Results—Sales, and gross margins from potash were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2009	85%	89%
For the period from April 25, 2008 through December 31, 2008	91%	93%
For the period from January 1, 2008 through April 24, 2008	86%	93%
For the year ended December 31, 2007	90%	95%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky Mountains and the Permian Basin. We also have domestic sales that go into the southeastern and eastern United States, but on a smaller scale. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.

        Demand for potash began to decline in the fall of 2008 and persisted through much of 2009, due primarily to the interaction of historically high potash prices and the economic backdrop of falling prices for agricultural commodities. Variability in other input costs for the farm producer, as well as uncertainty resulting from the current U.S. and global financial market crisis and recession, were also contributing factors. Demand in the agricultural sector for potash was at its lowest level in the last 30 years of recorded data and was driven by farmers who elected to apply granular potash at lower rates than historical application rates as well as fertilizer dealers' unwillingness to take inventory risk and hold inventory on their balance sheets. The demand for our standard potash also declined from historically normal levels due to a decrease in oil and gas drilling and the delay in completion of oil and gas wells that was caused primarily by lower oil and gas commodity prices. Demand for standard potash was also impacted by some drillers experimenting with alternatives to standard potash or attempting to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs.

        The downturn negatively affected our sales volumes throughout 2009. However, sales of potash in the fourth quarter of 2009 increased relative to the previous four quarters. This demand was primarily in the agricultural sector as farmers had applied lower rates of potash in the previous growing season than compared to the preceding 30-year average. The late increase in demand was also due to the facts that the 2009 crop yield removed significant amounts of nutrients from the soil and that favorable weather in certain months allowed farmers to resume more normal application activity. Additionally, in late December 2009, global producers of potash began reducing the sales price of potash to levels not seen since early 2008. The increased sales activity has continued into the early part of 2010 in the agricultural market primarily, but also on a more limited basis in the industrial market, as the average monthly drilling rig count has increased since the low point in mid-2009.

        It is unknown at this time if such an increase in sales volumes can be sustained for all of 2010, although initial forecasts from industry news outlets such as Fertecon Limited, a fertilizer industry consultant, are calling for increased demand throughout 2010. While fertilizer consumption of potash in the United States during the 2008 / 2009 agricultural year declined by an estimated 38 percent, the 2009 / 2010 agricultural year application rates are not yet known. There is a continuing risk that potash application rates could be below historical levels. Over the longer term, we believe that domestic apparent consumption will eventually return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. We believe the long-term trends support a return to these historic norms based on data generated by Fertecon showing that over the past 25 years the domestic apparent consumption for potash has averaged approximately 9.2 million tons with annual volatility of less than 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors.

        Some of the demand that returned late in the third quarter of 2009 was likely driven by decreased pricing of potash domestically and internationally. After the large North American producers reported publicly that they were lowering prices, we also reduced our selling prices for potash in order to remain competitive. These price reductions, combined with the early fall fertilizer season described previously, began to have a positive impact on the sales of our products by the end of the third quarter of 2009. Other recent pricing developments include sales by Belarusian Potash Company ("BPC") to Chinese buyers at $350 per metric ton CFR and Canpotex entering a contract in February 2010 for new shipments to India through June 2010 at a contract price of $370 per metric ton CFR. European and U.S. markets for potash also have shown signs of an increase in demand once these sales were announced. Factors that may impact pricing for the latter portion of the first half of 2010 include the amount and price that China will continue buying for the remainder of 2010, how price negotiations will continue with India given that several of their contracts were settled in the third quarter of 2009 at prices up to $100 per metric ton more than China's recent contracts, how much current and latent demand will be satiated at current prices, and whether recent increases in crop prices and other crop nutrients can be sustained. The recent uptick in demand allowed us to sell more potash than we produced in the fourth quarter of 2009, leading to a reduction in our inventory levels going into 2010. In addition, we have announced a $30 per ton price increase effective March 1, 2010. Given the competitiveness of the North American potash market, we may not consistently realize all of this price increase.

        Industrial demand for our standard product will likely continue to correlate with oil and gas pricing, drilling, and well completion activity, which has shown some signs of recovery since the third quarter of 2009. Through industry publications, we monitor the oil and gas drilling rig count in the United States as an indicator of activity. In the event that demand for our standard potash product does not recover with industrial demand, we have the ability to convert some of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard industrial potash into granular potash.

        The feed component of our sales, as a percentage of our overall sales mix, increased in 2009 relative to prior years, as this market stayed steady during 2009. The percentages of our potash sales volumes for each of our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the year ended December 31, 2009	69%	18%	13%
For the period from April 25, 2008 through December 31, 2008	62%	30%	8%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%
For the year ended December 31, 2007	63%	31%	6%

        We began producing and marketing Trio™ in late 2005, and we are working to expand our production of this product to meet increasing demand, particularly for the granular-sized product. Trio™ is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio™ internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside North America and via a non-exclusive agreement for sales into Mexico. Increasing the awareness of the benefits of Trio™ is a focus of our marketing efforts. Sales of Trio™ on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period to period when compared to our domestic sales. The export portion of Trio™ decreased in 2009 as we did not have any large bulk shipments of the product into China, as we had in recent years. The percentages of our Trio™ sales volumes shipped to destinations in the United States remained quite strong for our granular-sized product during 2009. The composition of our Trio™ sales volumes domestically and in the export market were as follows for the indicated periods:

	United States	Export
Trio™ only
For the year ended December 31, 2009	65%	35%
For the period from April 25, 2008 through December 31, 2008	52%	48%
For the period from January 1, 2008 through April 24, 2008	43%	57%
For the year ended December 31, 2007	60%	40%

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio™ and are determined by the quantities of fertilizers we sell and the selling price we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator as it conveys the sales price of the product.

        Prior to the fourth quarter of 2008, the price of potash was the principal factor affecting our net sales as we were essentially selling all of the product we could produce. During late 2008 and into 2009, the principal factors affecting our net sales were the volumes of our sales, coupled with a decreasing average net realized selling price. The volumes of product we sell are determined by demand for our products and by our production capabilities. We have been actively managing our production levels in response to market demand with a view toward managing inventory levels in the near term and ensuring that our balance sheet remains strong. Our profitability is directly linked to the sales price of our product and, to a lesser extent, to the price of natural gas and other commodities used in the production of potash that affect our variable costs.

        Beginning late in the third quarter and carrying over into the fourth quarter of 2009, we saw signs of a modest recovery in demand, as sales volumes increased, relative to prior quarters. Our consignment and forward warehousing efforts and ability to provide just-in-time inventory to our customers allowed us to participate actively in such sales. In the first half of 2009, there was substantial product in distributors' warehouses. Much of the distributors' inventories were reduced during the spring 2009 fertilizer season and into the summer, and distributors were, in general, hesitant to replenish their inventory. In the first three quarters of 2009, we put in place consignment and forward warehousing agreements that positioned our tons where customers can access them quickly when they are ready to buy potash. These consignment and forward warehousing agreements helped mitigate price risk for our wholesale customers and, at the same time, positioned our tons for sale at more forward sales locations and expanded our inventory capacity to help position us for a potential recovery in demand.

        We consider international prices in the determination of our selling price, and we have benefited from the weakening U.S. dollar in prior periods. During 2009, this trend has continued as the Canadian dollar strengthened relative to the U.S. dollar. The potential impact of a weaker U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars upward in order to retain their local currency equivalent sales price, potentially allowing for increases in the net realized prices we can obtain for our products. Mitigating the impact of a weaker U.S. dollar is the fact that our sales and costs are denominated in U.S. dollars; therefore, the change in the value of the U.S. dollar against other currencies has less of an effect on us as opposed to our competitors.

        Domestic pricing of our products is influenced by, among other things, the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. Average net realized sales prices for the last eight quarters are shown below. The average net realized sales prices are derived by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. The decrease in the average net realized sales price from the fourth quarter of 2008 to the fourth quarter of 2009 has been described previously. These factors resulted in a downward trend in the market price of potash during 2009, and our average net realized sales price decreased as well, as reflected below.

Average net realized sales price for the three months ended:	Potash	Trio™
	(Per ton)
March 31, 2008	$295	$123
June 30, 2008	$425	$188
September 30, 2008	$623	$283
December 31, 2008	$762	$323
March 31, 2009	$727	$330
June 30, 2009	$674	$338
September 30, 2009	$458	$246
December 31, 2009	$408	$190

        With the publicly-announced price decreases from our North American competitors, we reduced our posted price for red granular potash FOB Carlsbad to $360 per ton in January 2010. Our average net realized sales prices typically are below our posted prices. Effective March 1, 2010, we have increased our spot prices for potash to $390 per ton FOB Carlsbad.

  Cost Associated with Abnormal Production

        The impact of our lower sales levels was a reduction in our production rate. This resulted in our producing at abnormally low levels relative to historical norms. As a result, we periodically evaluate our production levels and costs to determine if any should be deemed abnormal within authoritative U.S. Generally Accepted Accounting Principles ("GAAP"), with respect to inventory costing. In the quarters ended December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, we determined that approximately $9.3 million, $5.8 million, $5.2 million and $1.2 million, respectively, of production costs would have been allocated to additional tons produced, assuming we had been operating at normal production rates. As a result, these costs were excluded from our inventory value and instead expensed in the respective quarters as period production costs. The result is the expensing of these costs and the exclusion of these costs from our inventory value. The result is a more normal cost of goods sold per ton. The assessment of normal production levels is judgmental and is unique to each quarter. We compared actual production relative to what we estimated could have been produced if we had not elected market-related shutdowns and lower operating rates in order to determine the abnormal cost adjustment. Approximately $4.9 million of the abnormal cost adjustment in the fourth quarter of 2009 resulted from production disruptions at our East mine attributable to severe weather conditions.

  Other

        We also periodically evaluate our inventory levels to determine if any carrying cost issues exist under authoritative GAAP with respect to inventory cost measurement. In the quarter ended December 31, 2009, we recorded a lower of cost or market inventory write-down related to our standard grade Trio™ product produced at our East mine. This lower of cost or market inventory write-down, which totaled $0.4 million, was necessary because the carrying cost of our standard grade Trio™ inventory exceeded our estimates of future selling prices less reasonably predictable selling costs. This was primarily a reflection of the competitive market price for standard grade Trio™, as the price had been reduced by a competitor, and we were forced to match this price in order to stay competitive. The carrying cost of our Trio™ inventory, as a co-product produced at our East mine, includes joint costs allocated between Trio™ and potash.

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. Many of our production costs are fixed, and consequently our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and chemicals that are variable, which make up approximately 20 percent of our cost base. In absolute dollars, production-related spending decreased by $16.5 million during the year ended December 31, 2009, compared to 2008. This overall decrease resulted primarily from decreased natural gas costs, contract labor costs, royalties incurred upon sales, electricity costs, labor expenses, packaging and other supplies expenses, and fuel costs. These decreased expenditures were partially offset by increases in depreciation, property tax, insurance costs, and other professional services and a decrease in by-product credits.

        The cost of our labor, maintenance materials, operating supplies, and chemicals continue to increase with inflation in the mining sector. According to Mining Cost Service, published in October 2009 by InfoMine USA, Inc., mill operating costs have increased by approximately 31 percent from 2004 to September 2009. We expect our future production costs to continue to be influenced by inflation in the mining sector, as well as to be influenced by price trends for natural gas, electricity, and fuel. Our labor costs in Carlsbad, New Mexico may continue to be influenced by the demand for skilled labor in the potash, oil and gas, and the nuclear waste storage industries.

        We have also been experiencing a decrease in the mill head feed grade ("ore grade") at our West and East mines over the last three years. The 2009 development plan for the West mine included increased mine development, which results in lower delivered ore grade. The East mine contains a mixed ore body, and the ore grade of K2O for the combination of muriate of potash and langbeinite has been 14.5 percent, 15.3 percent, and 16.2 percent in 2009, 2008, and 2007, respectively. This decrease in ore grade increases our operating costs per ton of product produced. Our internal production models for ore grade in 2010 at the East mine are consistent with the ore grade we realized in 2009. The mix of ore from our East mine between muriate of potash and langbeinite also will impact the amount of product tons of potash and Trio™ ultimately produced from the facility.

        Production costs per ton are also impacted when our production levels change such as for annual maintenance turnarounds, mine development, or voluntary shutdowns to manage inventory levels. Excluding the effects of the direct expensing of costs associated with abnormally low production rates, our cash cost per ton decreased in the fourth quarter of 2009 relative to the fourth quarter of 2008. Our potash cash cost per ton, net of $17 per ton of by-product credits, was $186 per ton in the quarter ended December 31, 2009, compared to $242 per ton, net of $25 per ton of by-product credits, in the same quarter of 2008.

        On an annual basis, our potash cash cost per ton, net of $17 per ton of by-product credits, was $196 per ton in the year ended December 31, 2009, compared to $158 per ton, net of $12 per ton of by-product credits, in 2008. Our normal production costs are first absorbed into inventory, and the inventory could take some time to turn over if market conditions that existed in 2009 carryover into 2010. Our expensing of abnormal production costs directly in the period excludes such costs from the cost of sales results. We produced a lower level primarily at our Wendover and Carlsbad West mines in 2009. With the recent uptick in demand, we have resumed a full production schedule at our West mine and are working to increase staffing to be able to run at full operating rates by mid-2010. Due to the tight labor market in the Carlsbad area, we may not be able to hire enough qualified employees quickly enough to achieve our goal of running at full operating rates by mid-2010.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the year ended December 31, 2009, the period from April 25, 2008, through December 31, 2008, the period from January 1, 2008, through April 24, 2008, and the year ended December 31, 2007, our royalty rate was 3.9 percent, 3.5 percent, 3.5 percent, and 3.7 percent, respectively. We expect that future average rates will be relatively consistent with these average historical rates.

  Selling and Administrative Expenses

        Our selling and administrative expenses consist primarily of personnel and related employee benefits costs; Company airplane costs; legal, accounting and other professional fees; selling and public relations expenses; lease costs; and costs related to our information and technology systems. Because our facilities are difficult to reach by commercial aviation, we operate a Company airplane to enhance our ability to manage our facilities.

  Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income, whereas its predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. For the year ended December 31, 2009, and the period April 25, 2008, through December 31, 2008, Intrepid's effective tax rate was 40.0 percent and 37.8 percent, respectively. State income taxes have a material impact on our overall effective income tax rate.

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

        For the year ended December 31, 2009, our total tax expense was $36.9 million. Total tax expense in 2009 was comprised of $7.8 million of current income tax expense and $29.1 million of deferred income tax expense. For the period from April 25, 2008, through December 31, 2008, our total tax expense was $59.6 million. Total tax expense for the period from April 25, 2008, through December 31, 2008, was comprised of $30.9 million of current income tax expense and $28.7 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of percentage depletion and bonus depreciation. Additionally, the general effect of tax basis in excess of book basis, both currently and in future periods, is that taxable income will be lower than book income to the extent of the basis difference. At December 31, 2009, we had a net deferred tax asset of $300.3 million. The majority of this deferred tax asset is due to Intrepid's tax basis exceeding its book basis for property, plant, and equipment and mineral properties. We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no valuation allowance is necessary. We base this conclusion on the expectation that future taxable income should allow us to fully realize these deferred tax assets. Currently, we anticipate that, for federal income tax purposes, percentage depletion allowed with respect to our mineral properties will exceed cost depletion in each taxable year.

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

  Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented in the forward section entitled Results of Operations—Net Sales and Freight Costs for the same periods as presented below.

				Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.					Intrepid Mining LLC (Predecessor)
		April 25, 2008 through December 31, 2008		January 1, 2008 through April 24, 2008	Combined Year ended December 31, 2008
	Year ended December 31, 2009					Year ended December 31, 2007
Production volume (in thousands of tons):
Potash	504	556		280	836	877

Langbeinite	192	123		74	197	177

Sales volume (in thousands of tons):
Potash	440	455		269	724	893

Trio™	149	100		107	207	158

Gross sales (in thousands)
U.S.	$273,903	$284,445		$96,359	$380,804	$199,017
International	27,900	21,469		13,061	34,530	14,442

Total	301,803	305,914		109,420	415,334	213,459
Freight costs (in thousands)
U.S.	18,639	8,285		8,168	16,453	18,426
International	2,830	2,495		4,191	6,686	2,669

Total	21,469	10,780		12,359	23,139	21,095
Net sales (in thousands)
U.S.	255,264	276,160		88,191	364,351	180,591
International	25,070	18,974		8,870	27,844	11,773

Total	$280,334	$295,134		$97,061	$392,195	$192,364

Potash statistics (per ton):
Average net realized sales price	$541	$591		$309	$486	$194
Cost of goods sold, net of by-product credits (1) (exclusive of items shown separately below)	196	177		125	158	119
Depreciation, depletion and amortization	18	7	(2)	8	7	7
Royalties	20	20		10	16	7

Total potash cost of goods sold	$234	$204		$143	$181	$133

Warehousing and handling costs	14	10		6	8	5

Average potash gross margin (exclusive of costs associated with abnormal production)	$293	$377		$160	$297	$56

Trio™ statistics (per ton):
Average net realized sales price	$286	$259		$130	$192	$119
Cost of goods sold (exclusive of items shown separately below)	141	86		77	82	76
Depreciation, depletion and amortization	13	12		10	11	13
Royalties	14	13		7	10	6

Total Trio™ cost of goods sold	$168	$111		$94	$103	$95

Warehousing and handling costs	15	12		6	10	6

Average Trio™ gross margin (exclusive of costs associated with abnormal production)	$103	$136		$30	$79	$18

(1)
On a per ton basis, by-product credits were $17, $12, and $9 for the years ended December 31, 2009, 2008, and 2007, respectively. By-product credits were $7.4 million, $8.9 million, and $7.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)
Included in the potash cost of goods sold for the fourth quarter of 2008 is a reduction to depreciation, depletion and amortization expense of $1.4 million that was recorded as a result of the decrease in the asset retirement obligation in excess of the net book value of the associated asset. The impact of this was a $3 per ton reduction in our depreciation, depletion, and amortization for this period.

        We sold 440,000 and 149,000 tons of potash and Trio™, respectively, in the year ended December 31, 2009, as compared to 724,000 and 207,000 tons, respectively, in the same period of 2008. Beginning in the fourth quarter of 2008, a reduction in the demand for potash and Trio™ led to a continuing lower total volume of sales in 2009 than in 2008 and resulted in the building of inventories compared to historical averages.

        Our production volume of potash in 2009 was 504,000 tons, or 332,000 tons less than in 2008, and our production volume of langbeinite in 2009 was 192,000 tons, or 5,000 tons less than in 2008. This decreased production was due to actions we took to slow production of potash throughout the year in order to more closely align our supply with reduced market demand experienced in 2009. As part of these efforts, we shut down the West and East mines for two weeks in the first quarter of 2009, and we continued to operate with three operating shifts instead of four shifts at our West mine on a reduced staffing level. Wendover also operated at lower than normal rates throughout most of the first three quarters of 2009. Our East mine, however, returned to normal production levels in the third quarter to meet demand for our granular Trio™ product. In addition, as we have previously publicly disclosed, there was a production disruption in December 2009 due to severe cold weather conditions at our Carlsbad East facility that reduced our normal potash production levels during the month by nearly 90 percent. This event is not expected to have a long-term impact to our production capabilities at the East facility.

        Our average net realized sales price of potash was $541 per ton in the year ended December 31, 2009, as compared to $486 per ton for the combined periods of 2008. The increase in our average net realized sales price was achieved as a result of tight supply and demand conditions and strong agricultural prices through 2008 and our ability to hold some of this price increase for a period of time in 2009. The average net realized sales price increase presented is not indicative of the market conditions that existed as we progressed through 2009. Rather, the market conditions were one of overall decreased demand and continually falling prices throughout the year. Excluding costs associated with abnormal production, our potash gross margin as a percentage of net sales was 54 percent for the year ended December 31, 2009, as compared to 64 percent in the period from April 25, 2008, through December 31, 2008, and 52 percent in the period from January 1, 2008, through April 24, 2008. Including the abnormal production costs, our potash gross margin as a percentage of net sales decreased to 45 percent in 2009 from the 2008 periods described previously. The change in gross margin has occurred primarily as a result of higher per ton production costs due to lower production during 2009 relative to 2008.

        Production volume of potash in 2008 was 836,000 tons, or 41,000 tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, partially offset by improved recoveries at the East mine. We also shut down for scheduled maintenance at some of our facilities in the fourth quarter of 2008. Production volume of langbeinite in 2008 was 197,000 tons, or 20,000 tons greater than in 2007, principally due to an increased langbeinite ore grade and increased ore throughput at our East mine. Freight costs increased $2.0 million, or 10 percent, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due primarily to increases in export shipments to China and increases in fuel costs.

Outlook for 2010

        With the recent publicly-announced settlement of negotiations between Chinese buyers and BPC (Belarusian Potash Company) at $350 per metric ton CFR in December 2009 as well as the recent deal between India and Canpotex in February 2010 at $370 per metric ton CFR, it appears that the global decline in potash prices may have ceased, adding clarity to the pricing volatility that began early in 2009. The latest settlements have brought potash prices back in line with other crop fertilizer prices, thus potentially setting the stage for a recovery in global demand. Much of the dealer inventory that had accumulated by early 2009 was cleared by the end of the year, such that producers are primarily the only part of the North American fertilizer supply chain with above average inventories. To the extent fertilizer demand continues to develop in 2010, we may see normal spring demand elevated due to increased purchasing by farmers after their deferral of purchases from late 2008 through much of 2009. We expect that the application rates for potash fertilizers will be higher in 2010, relative to 2009.

        We believe fertilizer dealers may continue to be cautious due to the recent market environment of 2009 by limiting the amount of inventory they keep on hand. We may benefit from this trend as we believe we are well-positioned to provide just-in-time product in certain key agricultural markets.

        We believe our strong balance sheet will enable us to continue developing our growth projects and execute our marketing strategies.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. At each of our facilities, we have developed an investment plan to maintain safe and reliable production, ensure environmental compliance, improve and modernize equipment, increase production, and decrease per ton production costs. We have identified key projects at each of our facilities that we believe will allow us to increase our potash and langbeinite production capacity and efficiency of operations over time. This operational focus on continuing to enhance the reliability of our production is particularly directed at our Carlsbad facilities and is designed to lower our operating cost per ton with production efficiency and debottlenecking projects. In 2009, we invested approximately $103.6 million in capital projects. As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. Based on our expected pace of capital expenditures in 2010 and our active management of our balance sheet in the environment of decreased demand for our products, we believe we can maintain a sufficient amount of cash on our balance sheet to work through periods of lower relative sales.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solar evaporation solution mine. Project costs are being revised to include the additional timeline associated with permit delays, and the current total estimated project cost is between $120 and $130 million. This project cost range has increased from previous estimates due to the costs associated with the Environmental Impact Statement ("EIS") and the attendant delays in the project. We expect to invest the bulk of this capital when we receive the necessary approvals and permits from the state and federal regulatory agencies. In January 2009, the Bureau of Land Management ("BLM") informed Intrepid that it has determined that an EIS is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine will be delayed and capital expenditures for it deferred while the EIS is completed. We currently anticipate that the EIS process will be completed in the third or fourth quarter of 2011. Once the necessary regulatory approvals are obtained, construction will begin and first production should result approximately twelve to eighteen months later, with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $6 million to $8 million for this project in 2010 that will be used for continued permit activities, engineering, and some advance purchases of materials.

        Total capital investment in 2010 is budgeted to be between $125 to $155 million. A breakdown of our capital investment plan includes approximately $40 to $46 million to replace assets needed to maintain production, $8 to $12 million to improve and modernize equipment, $65 to $85 million to increase productive capacity as described more fully below, and $12 million, a portion of which has been reimbursed and another portion which we expect to be reimbursed by our insurer, to continue the replacement of the East mine warehouse. The 2010 capital program will be funded out of cash flow and existing cash on hand. We believe that, in the long term, demand for potash and Trio™ will at least return to historical levels; therefore, we are making capital investments at our facilities that are designed to increase our production capabilities of potash and langbeinite and lower our per ton operating cost. As noted previously, the pace of this capital investment will be highly dependent on the cash flows generated from operations from the sale of our products, and the levels of investment may vary significantly from the range presented above.

        The following are a few of the projects that are slated for investment in 2010 to improve the overall reliability of the operations and increase productive capacity:

  •
  Complete the full commissioning of the underground horizontal stacker, storage, and hoisting system and complete the work to improve potash recoveries at the West mine. Construction is substantially complete with operations having started on a phased basis in December 2009. Complete commissioning is scheduled in the first quarter of 2010;

  •
  Advance the engineering associated with an enhanced langbeinite recovery project at the East mine. We continue to make progress on the system design and anticipate this project may include up to three stages, including coarse recovery, fine recovery, and granulation technology. This project is a high priority due to the potential increase in langbeinite production from the same amount of current ore from the East mine, which would result in a lower average cost structure at the East mine. We have accelerated the engineering investment in this project appropriately to ensure we are able to move into construction as expeditiously as is prudent. The total estimated costs will be determined following a detailed market study and engineering design review at which time it will be presented to Intrepid's Board of Directors for approval. This project can be executed in several different ways, with a wide range of capital investment requirements. As such, we are studying the alternatives and intend to make a decision that is reflective of the current market and that achieves many of the outcomes we believe are available to us from this project. Our capital investment estimates include approximately $40 million of investment in 2010 associated with this recovery enhancement project;

  •
  Expand compaction capacity at the Moab facility allowing Intrepid to better adapt to market fluctuations associated with standard and coarse potash demands in order to better serve the agricultural market. The project cost is expected to range between $15 and $17 million;

  •
  Replace wind-damaged warehouse capacity at the Carlsbad East facility for approximately $12 million. Insurance payments supported the replacement of some warehouse capacity in 2009. In addition, new warehouse capacity for $2 million is planned at Wendover to provide increased operational flexibility; and

  •
  Add new equipment, including miners and conveyors, to develop new mine panels at the Carlsbad mines at costs of approximately $7 to $8 million.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of December 31, 2009, we had cash, cash equivalents, and investments of $107.1 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $4.2 million in cash and $85.6 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for $9.2 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $46.1 million. We had no losses on our cash and cash equivalents during the year ended December 31, 2009, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of December 31, 2009, we had $11.1 million and $6.2 million invested in short-term and long-term certificate of deposit investments, respectively.

        Our operations are primarily funded from cash on hand and cash generated by operations, and, if necessary, we have the ability to borrow under our senior credit facility. For the foreseeable future, we believe that our cash and investment balances, cash flow from operations, and available borrowings under our senior credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

	Intrepid Potash, Inc.
			Intrepid Mining LLC (Predecessor)
		April 25, 2008 through December 31, 2008
	Year ended December 31, 2009		January 1, 2008 through April 24, 2008	Year ended December 31, 2007
	(In thousands)
Cash Flows from Operating Activities	$81,064	$131,971	$26,011	$38,950
Cash Flows from Investing Activities	$(106,521)	$(67,961)	$(7,774)	$(17,674)
Cash Flows from Financing Activities	$(1,324)	$52,563	$(10,506)	$(19,602)

Operating Activities

        There are no directly comparable periods for an analysis of operating activities on a year-to-year basis due to the date of our IPO in April 2008. The discussion, therefore, will focus on significant trends in each historical period presented. Total cash provided by operating activities was $81.1 million for the year ended December 31, 2009, $132.0 million for the period from April 25, 2008, through December 31, 2008, and $26.0 million for the period from January 1, 2008, through April 24, 2008. The $76.9 million decrease in cash provided by operating activities in 2009 compared to the combined prior year periods for 2008 is due primarily to a decrease in net income because of lower sales and production volumes. The change in trade accounts receivable in 2009 relative to the same period in 2008 further contributed to the decrease in cash, as trade accounts receivable increased $4.1 million relative to a decrease of $8.1 million in the combined periods of 2008, due primarily to increased sales in the fourth quarter of 2009 when compared to a slowing of sales into the fourth quarter of 2008. These changes were partially offset by a lower increase in inventory relative to the same period of 2008. For the year ended December 31, 2009, inventories increased $15.8 million relative to an increase of $30.2 million in the combined prior year periods for 2008, reflecting the same set of events that impacted the change in trade accounts receivable, as more sales in the fourth quarter of 2009 relative to the fourth quarter of 2008 decreased inventory levels that had also been managed more closely throughout 2009.

        Total cash provided by operating activities in the combined prior year periods of 2008 was $158.0 million compared to $39.0 million for the year ended December 31, 2007. The increase in cash provided by operating activities for the combined periods of 2008 was driven by the upward trend throughout 2008 in the average net realized sales prices for potash and Trio™, partially offset by increased inventories resulting from lower demand in the fourth quarter of 2008 relative to 2007. As another positive impact to cash flows from operations, trade accounts receivable decreased in the combined period for 2008 relative to an increase in 2007. Cash used in operating activities was primarily due to an increase in inventory balances of $30.2 million in 2008 compared to a decrease of $0.6 million in 2007, because of increased finished goods inventory resulting from slower sales in the fourth quarter of 2008 and increased values of work-in-process inventory at our Wendover facility. Because we made estimated income tax payments in excess of our estimated income tax liability, the refundable income tax asset balance also increased to $10.0 million as of December 31, 2008.

Investing Activities

        Total cash used in investing activities was $106.5 million for the year ended December 31, 2009, compared to $75.8 million in the combined periods for the year ended December 31, 2008. The $75.8 million in cash used in investing activities for the year ended December 31, 2008, was comprised of $68.0 million for the period from April 25, 2008, through December 31, 2008, and $7.8 million for the period from January 1, 2008, through April 24, 2008. Cash invested in property, plant and equipment as well as mineral properties and development costs increased to $101.4 million in the year ended December 31, 2009, from $83.6 million in the same period of 2008, reflecting our continued efforts to upgrade and enhance the efficiency of our facilities. For the year ended December 31, 2009, we purchased a net $17.3 million of certificate of deposit investments in an effort to earn a higher return and liquidated $2.1 million in investments related to the bond sinking fund. For the years ended December 31, 2009 and 2008, we received $10.1 million and $7.0 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehousing facilities at the East mine.

        Total cash used in investing activities was $75.8 million for the combined periods in 2008 compared to $17.7 million for 2007. The cash invested in property, plant and equipment comprised the majority of cash outflows in both years. In addition to the $7.0 million of insurance settlements related to 2006 property damage at our warehouse at the East mine that we received in 2008, we also received $10.2 million in 2007 related to the same claim. As mentioned, all settlement money was used toward the construction of warehouses at the East mine.

Financing Activities

        Total cash used in financing activities was $1.3 million for the year ended December 31, 2009, compared to $42.1 million in cash provided by financing activities for the combined periods for the year ended December 31, 2008. The $42.1 million in cash provided by financing activities for the combined periods in 2008 was comprised of $52.6 million received during the period from April 25, 2008, through September 30, 2008, and $10.5 million used during the period from January 1, 2008, through April 24, 2008. For the year ended December 31, 2009, $1.3 million was paid by Intrepid for employees' tax withholdings upon the vesting of certain restricted common stock awards for employees who elected to net share settle their awards. For the period from January 1, 2008, through April 24, 2008, the predecessor period, net proceeds from long-term debt totaled $4.5 million, and distributions to members of Mining totaled $15.0 million. This distribution had no net impact to Intrepid following the IPO, since Mining retained all of its cash balances at the time of the initial public offering. The distribution was paid out of cash on hand; no amounts were drawn against the senior credit facility to make this distribution. Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through December 31, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, in connection with the Formation Transactions described previously, and debt of $86.9 million was repaid.

        Total cash provided by financing activities was $42.1 million for the combined periods in 2008 compared to $19.6 million in cash used in financing activities in 2007. In June 2007, Potash Acquisition, LLC, an unrelated party to Mining, acquired a 20 percent membership interest in Mining for $38.8 million, net of transaction costs. Funds received were used to decrease the outstanding balance of the revolving portion of Mining's existing senior credit facility. During 2007, net repayments of long-term debt totaled $30.8 million, and distributions to Mining's members totaled $26.1 million.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility is available for use as of December 31, 2009.

        Outstanding balances under the revolving credit facility bear interest at a floating rate, which, at our option, is either (i) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded debt to our adjusted earnings before income taxes, depreciation and amortization; or (ii) an alternative base rate. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility on December 31, 2009.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the IPO, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the IPO. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of December 31, 2009, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of December 31, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $29.9 million and 5.15 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of December 31, 2009, we had contractual obligations totaling $80.3 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	2010	2011	2012	2013	2014	More than 5 years
	(In thousands)
Operating lease obligations(1)	$26,279	$6,290	$5,473	$3,058	$2,837	$2,562	$6,059
Purchase commitments(2)	2,171	2,171	—	—	—	—	—
Natural gas purchase commitments(3)	7,027	7,027	—	—	—	—	—
Pension obligations(4)	1,097	157	157	157	157	157	312
Asset retirement obligation(5)	32,252	—	—	—	—	—	32,252
Minimum royalty payments(6)	11,433	457	457	457	457	457	9,148

Total	$80,259	$16,102	$6,087	$3,672	$3,451	$3,176	$47,771

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, 87.5 percent of which is priced at contractually fixed rates and 12.5 percent of which is priced at floating index-dependent rates, the latter being estimated based on forward rates as of February 4, 2010. Amounts are inclusive of estimated transportation costs and sales tax.

(4)
Minimum required pension contributions as estimated by our actuaries. Estimated contributions represent additional funds Intrepid expects to pay into the pension plan and excludes amounts Intrepid has placed in trust as plan assets to fund the pension obligation, as well as the future direct payments by the pension plan to participants.

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

Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes of the Consolidated Financial Statements in this Annual Report on Form 10-K.

 Results of Operations for the Year ended December 31, 2009, and Pro Forma Results of Operations for the Year ended December 31, 2008

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

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
				Pro forma for the Year ended December 31, 2008
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008		Change between Periods	% Change
Production volume (in thousands of tons):
Potash	504	556	280	836	(332)	(40)%

Langbeinite	192	123	74	197	(5)	(3)%

Sales volume (in thousands of tons):
Potash	440	455	269	724	(284)	(39)%

Trio™	149	100	107	207	(58)	(28)%

Gross Sales (in millions):
Potash	$250.9	$274.2	$88.5	$362.7	$(111.8)	(31)%
Trio™	$50.9	$31.7	$20.9	$52.6	$(1.7)	(3)%
Freight Costs (in millions):
Potash	$13.1	$5.1	$5.2	$10.3	$2.8	27%
Trio™	$8.4	$5.7	$7.1	$12.8	$(4.4)	(34)%
Net Sales (in millions):
Potash	$237.8	$269.1	$83.3	$352.4	$(114.6)	(33)%
Trio™	$42.5	$26.0	$13.8	$39.8	$2.7	7%
Average net realized sales price:
Potash	$541	$591	$309	$486	$55	11%
Trio™	$286	$259	$130	$192	$94	49%

        Net sales of potash decreased $114.6 million, or 33 percent, from $352.4 million for the year ended December 31, 2008, to $237.8 million for the year ended December 31, 2009. This decrease was the net result of an increase in the average net realized sales price of $55 per ton, or 11 percent, and a decrease in volume of 39 percent. Beginning in the fourth quarter of 2008 and continuing through 2009, there was a reduction in the demand for potash and Trio™ that led to a lower total volume of sales in 2009 compared to 2008 and also resulted in the building of inventories relative to historical averages. Our production volume of potash in the year ended December 31, 2009, was 504,000 tons, or 332,000 tons less than in 2008, principally due to our decision to decrease production in response to lower demand. As part of these efforts, we shut down the West and East mines for two weeks in the first quarter of 2009, and we continued to operate through the balance of 2009 with three operating shifts instead of four shifts at our West mine. Wendover also was operated at lower than normal rates throughout most of 2009 in order to adjust to market demand. Our East mine returned to normal production levels in the third quarter of 2009 only to suffer from weather-related production disruptions in the fourth quarter of 2009 that, in turn, led to lower than normal operating rates in the fourth quarter.

        Net sales of Trio™ increased $2.7 million, or 7 percent, from $39.8 million for the year ended December 31, 2008, to $42.5 million for the year ended December 31, 2009, due to a 49 percent increase in the average net realized sales price, partially offset by a 28 percent decrease in the volume of sales. The first quarter of 2008 had a single sale of approximately 47,000 tons to an international customer, whereas this same customer, we believe, deferred purchasing any large quantity of Trio™ in 2009, having also been affected by underlying market demand. Production of langbeinite decreased 3 percent in 2009 compared to 2008, due primarily to the previously mentioned efforts to reduce production in response to lower demand; however, improvements in the rate of recovery of langbeinite from the mixed ore zone mined at our East mine and a somewhat lower grade of potash mined in this mixed ore zone proportionately increased the production of langbeinite relative to potash production in 2008.

        Freight costs decreased $1.7 million, or 7 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to lower sales volumes and secondarily to proportionally fewer international sales of Trio™; however, freight expense increased approximately $5.6 million as a result of the increased movement of inventory to distribution warehouses pending sale. As usual, the mix of customers paying for their own freight, the geographic mix of sales, and changing fuel costs affect the freight costs incurred by Intrepid and gross sales. We believe that our net realized price is a more meaningful number to evaluate and compare product revenues.

Costs Associated with Abnormal Production

        Approximately $20.7 million was excluded from the calculation of inventory and instead expensed in 2009 for potash production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in 2009. Included in the $20.7 million was approximately $2.0 million related to depreciation expense. Additionally, approximately $0.8 million was excluded from the calculation of inventory and instead expensed in 2009 for Trio™ production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in 2009. Included in the $0.8 million was approximately $0.1 million related to depreciation expense. There were no similar abnormal cost adjustments in 2008.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
				Pro forma for the Year ended December 31, 2008
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008		Change between Periods	% Change
Cost of sales (in millions)	$127.8	$103.8	$48.6	$153.0	$(25.2)	(16)%
Cost per ton of potash sold(1)	$234	$204	$143	$182	$52	29%
Cost per ton of Trio™ sold(2)	$168	$111	$94	$103	$65	63%

(1)
Per ton potash costs include $18 and $7 of depreciation expense in the years ended December 31, 2009, and 2008, respectively.

(2)
Per ton Trio™ costs include $13 and $11 of depreciation expense in the years ended December 31, 2009, and 2008, respectively.

        The aforementioned abnormal production expenses are excluded from inventory costs and therefore are also excluded from cost of goods sold. The total cost of goods sold per ton of potash increased $52 per ton, or 29 percent, from $182 per ton on a pro forma basis for the year ended December 31, 2008, to $234 per ton for the year ended December 31, 2009. While production expenditures declined by $17.0 million in 2009 relative to 2008, the decrease in production levels, even after the abnormal production adjustment described above, led to the relative increase in the cost per ton. The total cost of goods sold of our Trio™ increased $65 per ton, or 63 percent, from $103 per ton on a pro forma basis for the year ended December 31, 2008, to $168 per ton for the year ended December 31, 2009. The overall 63 percent increase in Trio™ costs of goods sold was comprised of an increase in cost, principally resulting from a greater allocation of joint costs to Trio™, based on its proportionally greater level of production relative to potash produced at our East mine, and an increase driven by lower overall production relative to that in 2008.

        Aggregate dollars associated with cost of goods sold decreased $25.2 million, or 16 percent, from $153.0 million on a pro forma basis in the year ended December 31, 2008, to $127.8 million in the year ended December 31, 2009. The decrease in the total expense was driven by the lower volumes sold. Production costs in 2009, relative to 2008, decreased by approximately 9 percent in total. There were decreases in spending on natural gas, contract labor, royalties, electricity, labor, fuel, and supplies; partially offset by increased costs of depreciation, property taxes, and insurance, as well as a reduction in by-product credits.

        Labor and contractor costs decreased $8.6 million, or 15 percent, in 2009 due to reduced labor following the voluntary shutdowns in the first quarter of 2009 and continued reductions in operating rates to manage inventory levels.

        Natural gas expense decreased $9.3 million, or 58 percent, in the year ended December 31, 2009. Lower rates drove $7.0 million of the decrease and lower volumes drove $2.1 million of the decrease. Additionally, realized and unrealized gains and losses on natural gas derivatives caused a $0.2 million decrease in the expense. Electricity costs decreased $2.4 million, or 21 percent, in the year ended December 31, 2009, due to a decrease in volume of $1.3 million and a decrease in rates of $1.1 million.

        Royalty expense decreased $2.9 million, or 21 percent, from the year ended December 31, 2008, which corresponds to the reduction in net sales on which royalties are based. Property tax expense increased $1.6 million, or 71 percent, from the year ended December 31, 2008, due to increased property valuations based on revenue generated in prior periods. Insurance expense increased $1.2 million, or 28 percent, in 2009 due to higher insurance premiums. Other changes in cost of goods sold followed from decreased fuel costs, decreased usage of operating and packaging supplies, and increased depreciation expense based on increased capital investment.

        By-product sales credits reduced cost of goods sold by $7.4 million and $8.9 million in the years ended December 31, 2009 and 2008, respectively, a decrease of $1.5 million resulting from a decline in the average selling price of the by-products.

Selling and Administrative Expenses

        Selling and administrative expenses decreased $3.5 million in 2009 as compared to the pro forma expenses for the same period in 2008. The change represents an 11 percent decrease from $31.8 million for the year ended December 31, 2008, to $28.3 million for the year ended December 31, 2009. Increases in expense related to an entire year's worth of costs for administrative and management staff associated with becoming a publicly-traded company were more than offset by a decrease in stock compensation expense in 2009, relative to a higher pro forma compensation expense in 2008 for awards issued in connection with the IPO that vested seven months after grant, and secondarily by lower bonus expense related to 2009 performance.

Other Income (Expense)

        Pro forma other income (expense) was a net income of $3.3 million for the year ended December 31, 2008, and a net expense of $0.2 million for the year ended December 31, 2009. The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the year ended December 31, 2008, and the effect of gains and losses on interest rate swaps and bond sinking fund investments. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impacts of the repayment of debt and increase in invested cash in the second quarter of 2008.

        For the year ended December 31, 2008, insurance settlements in excess of property losses of $7.0 million were received in connection with the East mine wind-shear claim. Through December 31, 2009, Intrepid has received $32.5 million from the insurer for the related claim; $10.1 million of this amount was received in 2009 and is reported as a liability at December 31, 2009, pending the insurer's agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in other income as settlements are agreed upon.

Income Taxes

        Income taxes of $36.9 million were recognized for the year ended December 31, 2009, at our effective tax rate of 40.0 percent. Because Mining was a limited liability company, it did not have an income tax expense, so there is no comparable figure for 2008. However, our pro forma estimate of income tax expense for the comparable period is $76.6 million for the year ended December 31, 2008, assuming the statutory tax rate of 39.6 percent as the effective tax rate. The decrease in income tax expense was driven by the overall decrease in income levels between the respective periods.

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

Net Sales and Freight Costs

        The following table presents potash and Trio™ sales and production for the subject periods.

		Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
			Pro forma for the Year ended December 31, 2008	Pro forma for the Year ended December 31, 2007
	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008			Change between Periods	% Change
Production volume (in thousands of tons):
Potash	556	280	836	877	(41)	(5)%

Langbeinite	123	74	197	177	20	11%

Sales volume (in thousands of tons):
Potash	455	269	724	893	(169)	(19)%

Trio™	100	107	207	158	49	31%

Gross Sales (in millions):
Potash	$274.2	$88.5	$362.7	$187.8	$174.9	93%
Trio™	$31.7	$20.9	$52.6	$25.7	$26.9	105%
Freight Costs (in millions):
Potash	$5.1	$5.2	$10.3	$14.3	$(4.0)	(28)%
Trio™	$5.7	$7.1	$12.8	$6.8	$6.0	88%
Net Sales (in millions):
Potash	$269.1	$83.3	$352.4	$173.5	$178.9	103%
Trio™	$26.0	$13.8	$39.8	$18.9	$20.9	111%
Average net realized sales price:
Potash	$591	$309	$486	$194	$292	151%
Trio™	$259	$130	$192	$119	$73	61%

        Net sales of potash increased $178.9 million, or 103 percent, from $173.5 million for the year ended December 31, 2007, to $352.4 million for the year ended December 31, 2008, due primarily to an increase in the average net realized sales price of $292 per ton, or 151 percent, resulting from strong potash demand. During the fourth quarter of 2008, a reduction in the demand for potash and Trio™ resulted in a lower total volume of sales in 2008 than in 2007 and resulted in the building of inventories compared to historical averages. Our production volume of potash in the year ended December 31, 2008, was 836,000 tons, or 41,000 tons less than in 2007. This decreased production was largely driven by reduced ore grades at both of our Carlsbad, New Mexico mines, elective longer shutdowns to perform electrical upgrades, and partially offset by improved recoveries at the East facility, and improved ore grades at our Utah facilities.

        Net sales of Trio™ increased $20.9 million, or 111 percent, from $18.9 million for the year ended December 31, 2007, to $39.8 million for the year ended December 31, 2008, due to a 31 percent increase in the volume of sales and a 61 percent increase in the average net realized sales price. Production of langbeinite increased 11 percent in the year ended December 31, 2008, compared to the same period in 2007 due primarily to higher langbeinite ore grades. The higher concentration of langbeinite in the ore is coupled with a lower concentration of potash, so the offset to improved langbeinite production was lower potash production at the East mine.

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

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

		Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
			Pro forma for the Year ended December 31, 2008	Pro forma for the Year ended December 31, 2007
	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008			Change between Periods	% Change
Cost of sales (in millions)	$103.8	$48.6	$153.0	$135.8	$17.2	13%
Cost per ton of potash sold(1)	$204	$143	$182	$135	47	35%
Cost per ton of Trio™ sold(2)	$111	$94	$103	$95	8	8%

(1)
Per ton potash costs include $7 of depreciation expense in the years ended December 31, 2008, and 2007.

(2)
Per ton Trio™ costs include $11 and $13 of depreciation expense in the years ended December 31, 2008, and 2007, respectively.

        The pro forma cost of goods sold per ton of potash increased $47, or 35 percent, from $135 per ton for the year ended December 31, 2007, to $182 per ton for the year ended December 31, 2008. Potash costs per ton increased in the year ended December 31, 2008, due to significant cost increases representing 29 percent of the increase and a decline in the production levels for the remaining 6 percent of the increase. The increased cost of goods sold in 2008 was partially offset by approximately a $1 million adjustment reducing cost of goods sold and increasing the inventory valuation of our pond inventory at Wendover and Moab. Increased costs of Trio™ were offset by increased production volumes such that the cost per ton remained relatively unchanged for the year ended December 31, 2008, compared to 2007.

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

        Royalty expense increased $6.8 million, or 97 percent, in the year ended December 31, 2008, due to increased total sales revenue and higher Trio™ sales, which incur a slightly higher average royalty than potash sales. Benefit expenses increased $3.2 million, or 32 percent, in 2008 principally due to the increased levels of employment. Other increases in cost of goods sold followed from increased insurance, operating supply, property tax, fuels, consulting, and employee recruitment expenses.

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

Selling and Administrative Expenses

        Selling and administrative expenses increased $9.1 million on a pro forma basis in 2008 as compared to the pro forma expenses for the same period in 2007. This represents a 40 percent increase, from $22.7 million for the year ended December 31, 2007, to $31.8 million for the year ended December 31, 2008. Pro forma selling and administrative expenses increased in 2008 due primarily to larger accruals for annual bonuses based on overall annual Company performance, increased administrative and management staff associated with becoming a publicly-traded company, and other expenses such as legal, consulting, audit, and tax services.

Other

        For the year ended December 31, 2008, we incurred $1.2 million in costs related to asset disposals, $0.7 million of which related to the abandonment of an injection well in Moab.

Other Income (Expense)

        Pro forma other income (expense) was a net of $1.3 million of income for the year ended December 31, 2007, and a net of $3.3 million of income for the year ended December 31, 2008. The change was due primarily to insurance settlements of $7.0 million in excess of property losses during the year ended December 31, 2008, compared to $3.2 million during the year ended December 31, 2007. Pro forma interest expense increased by $1.9 million in the year ended December 31, 2008, from an expense of $1.7 million in the year ended December 31, 2007, due principally to the timing of gains and losses on interest rate swaps. A pro forma adjustment assuming an earlier IPO date and earlier debt repayment largely eliminated the impact in the above comparison of the repayment of debt in the second and third quarter of 2008. Interest income increased by $1.0 million during the year ended December 31, 2008, due to higher interest-bearing cash balances. Other expenses in the year ended December 31, 2008, increased by $0.9 million resulting from a loss on the bond sinking fund investments, held as restricted security for the Moab reclamation liability.

Income Taxes

        Income taxes of $59.6 million were recognized in the April 25, 2008, through December 31, 2008, period at our effective tax rate of 37.8 percent. Because Mining was a limited liability company, it did not have an income tax expense, so there is no comparable figure for 2007. However, our pro forma estimates of income tax expense for the comparable periods are $76.6 million in 2008 and $11.6 million in 2007. The increase is driven by the overall increase in income levels in the respective periods.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 4 to our consolidated financial statements for the year ended December 31, 2009, included elsewhere in this Annual Report on Form 10-K.

        Revenue Recognition    Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.

        We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill for freight, packaging, and certain other distribution costs only when we are responsible for such costs; however, many customers arrange for and pay for these costs directly.

        Application of this policy requires that we make estimates regarding creditworthiness of the customer, which impacts the timing of revenue recognition, and ultimately, the determination of allowance for doubtful accounts. We make those estimates based on the most recent information available and historical experience, but they may be affected by subsequent changes in market conditions.

        Property, Plant and Equipment    Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. Estimated useful lives range from 2 to 25 years. Useful lives are reviewed periodically and changed as necessary. Gains or losses from normal sales, disposals, or retirements of assets are included in "Other" within operating income.

        Mineral Properties and Development Costs    Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us, and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. Our proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio™, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.

        Inventory    Inventory consists of product and by-product stocks which are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value. If the carrying amount exceeds the estimated net realizable value, we adjust our inventory balance accordingly. If the actual sales price ultimately realized were to be less than our estimate of net realizable value, additional losses would be incurred in the period of liquidation. Cost includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits. The value of potash within the solar ponds, which is considered work-in-process inventory, is estimated based on the amount of finished inventory expected to be recovered and the lower of cost incurred through the stage of completion or net realizable value less costs to complete the process. Significant estimates are used in the allocation of costs to different products, including by-products.

        We evaluate production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs. If our analysis concludes that production levels or costs during a certain period are deemed abnormal, the associated costs will be excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each period. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal.

        We also conduct detailed reviews related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories not having turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and included in the determination of an allowance for obsolescence.

        Recoverability of Long-Lived Assets    We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset's total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

        Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

  •
  significant underperformance relative to expected operating results;

  •
  significant changes in the manner of use of assets or the strategy for our overall business;

  •
  the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets;

  •
  underutilization of our tangible assets;

  •
  discontinuance of certain products by us or our customers;

  •
  a decrease in estimated mineral reserves; and

  •
  significant negative industry or economic trends.

        Although we believe the carrying values of our long-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise.

        Asset Retirement Obligation    All of our mining properties involve certain reclamation liabilities as required by the states in which they operate or by the BLM. These asset retirement obligations are reviewed and updated at least annually with any changes in balances recorded as adjustments to the related assets and liabilities. Changes in estimates result from changes in estimated probabilities, amounts, refinements in scope, technological developments, and timing of the settlement of the asset retirement obligation, as well as changes in the legal requirements of an obligation. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.

        Scheduled Maintenance    Each operation typically shuts down periodically for maintenance. The NM operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds are considered part of production costs and are absorbed into inventory in the period incurred.

        Income Taxes    We are a subchapter C corporation and therefore are subject to U.S. federal and state income taxes. We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

        With respect to the accounting and disclosure requirements for income taxes, we follow the accounting guidance of Topic 740, Income Taxes, of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification™. This guidance addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. A current assessment of our tax positions has been made, and, as a result, there has been no material effect on our results of operations, financial condition or liquidity.

        Before completion of the IPO in April 2008, Mining operated as a limited liability company, which did not pay federal or state income taxes. Mining's taxable income or loss has been included in the state and federal tax returns of its members.

        Derivatives    On occasion, we enter into financial derivative contracts to fix a portion of our natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values have been included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales.

        We also entered into interest rate derivative instruments when we had outstanding debt, in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These items were not accounted for as hedge items; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

        Stock-Based Compensation    We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period, and the expense associated with such awards is recognized over the associated service period. There are no performance or market conditions associated with these awards.

Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Prices

        Potash and Trio™, our principal products, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices will vary with each particular transaction and the individual bids that we receive. Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.

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

        Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2009, we had no natural gas derivative contracts. We did, however, enter into a contract during the fourth quarter of 2009 that provides for a fixed price on the majority of our daily natural gas needs in New Mexico for eleven months.

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

Interest Rate Fluctuations

        Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. Although we currently have no long-term debt outstanding, we have left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding. The weighted average notional amount outstanding as of December 31, 2009, and the weighted average 3-month LIBOR rate locked-in via these derivatives through December 2012 were $29.9 million and 5.15 percent, respectively.

Foreign Currency Exchange Rates

        We typically have low balances of accounts receivable denominated in Canadian dollars, and, as a result, we have minimal direct foreign exchange risk. There is an indirect foreign exchange risk as described below.

        The United States imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin as measured in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while again maintaining margins as measured in their local currencies. A decrease in the average net realized sales price of our potash would adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated Financial Statements that constitute Item 8 follow the text of this report beginning on page 87. An index to the consolidated Financial Statements and Schedules appears in Item 15(a) of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)   Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to this item will be included in the proxy statement for our 2010 annual stockholders' meeting and incorporated by reference in this report. Certain information concerning our executive officers is set forth in "Business—Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to this item will be included in the proxy statement for our 2010 annual stockholders' meeting and incorporated by reference in this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to this item will be included in the proxy statement for our 2010 annual stockholders' meeting and incorporated by reference in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to this item will be included in the proxy statement for our 2010 annual stockholders' meeting and incorporated by reference in this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information relating to this item will be included in the proxy statement for our 2010 annual stockholders' meeting and incorporated by reference in this report.

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

        (b) Exhibits.    The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

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

Exhibit No.	Description
10.7	Second Amendment of Third Amended and Restated Credit Agreement, dated as of September 11, 2007, by and among Intrepid Mining LLC, Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, Intrepid Potash—Wendover, LLC, U.S. Bank National Association, on behalf of the Existing Lenders (as defined therein), and the Additional Lenders (as defined therein).(4)
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
10.10	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(3)+
10.11	Amendment to Employment Agreement dated as of July 30, 2008, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(12)+
10.12	Employment Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(3)+
10.13	Intrepid Potash, Inc. 2008 Equity Incentive Plan.(5)+
10.14	Intrepid Potash, Inc. Short Term Incentive Plan.(6)+
10.15	Intrepid Potash, Inc. 2008 Senior Management Performance Incentive Plan.(6)+
10.16	Form of Restricted Stock Grant Agreement.(4)+
10.17	Form of Director Stock Grant Agreement.(4)+
10.18	Aircraft Dry Lease dated as of June 12, 2008, by and between BH Holdings LLC and Intrepid Potash, Inc.(7)
10.19	Amendment No. 1 to Intrepid Potash, Inc. 2008 Equity Incentive Plan dated as of July 1, 2008.(8)+
10.20	Form of Change-in-Control Severance Agreement.*
10.21	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and The LARRK Foundation.(9)
10.22	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.(9)
10.23	Aircraft Dry Lease dated as of January 9, 2009, by and between Intrepid Production Holdings LLC and Intrepid Potash, Inc.(11)
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Agapito Associates, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**
99.1
Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(2)
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(10)

(1)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.

(2)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on November 19, 2008.

(3)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.

(4)
Incorporated by reference to Amendment No. 3 to Intrepid's Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 7, 2008.

(5)
Incorporated by reference to Intrepid's Registration Statement on Form S-8 (Registration No. 333-150444) filed on April 25, 2008.

(6)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2008.

(7)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on June 18, 2008.

(8)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2008.

(9)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on December 18, 2008.

(10)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2009.

(11)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on January 12, 2009.

(12)
Incorporated by reference to Intrepid's Annual Report on Form 10-K (File No. 001-34025) filed on March 6, 2009.

*
Filed herewith.

**
Furnished herewith.

+
Management contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: February 26, 2010	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: February 26, 2010	/s/ DAVID W. HONEYFIELD David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated: February 26, 2010	/s/ RODNEY D. GLOSS Rodney D. Gloss Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ HUGH E. HARVEY, JR. Hugh E. Harvey, Jr.	Chief Technology Officer and Director	February 26, 2010
/s/ TERRY CONSIDINE Terry Considine	Director	February 26, 2010
/s/ J. LANDIS MARTIN J. Landis Martin	Director	February 26, 2010
/s/ BARTH E. WHITHAM Barth E. Whitham	Director	February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrepid Potash, Inc.:

        We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2009 and 2008, the related consolidated statements of operations and cash flows of Intrepid for the year ended December 31, 2009 and the period from April 25, 2008 through December 31, 2008, the related consolidated statements of stockholders' equity and comprehensive income (loss) for Intrepid for the years ended December 31, 2009 and 2008 and the period from November 19, 2007 (inception) through December 31, 2007, and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss), and cash flows of Intrepid Mining LLC and subsidiaries (Mining) for the period from January 1, 2008 through April 24, 2008, and for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009, for the period from April 25, 2008 through December 31, 2008, and for the period from November 19, 2007 (inception) through December 31, 2007, and the results of operations and cash flows of Mining for the period from January 1, 2008 through April 24, 2008, and for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intrepid's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Denver, Colorado
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrepid Potash, Inc.:

        We have audited Intrepid Potash, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2009 and 2008, the related consolidated statements of operations and cash flows of Intrepid for the year ended December 31, 2009 and the period from April 25, 2008 through December 31, 2008, the related consolidated statements of stockholders' equity and comprehensive income (loss) for Intrepid for the years ended December 31, 2009 and 2008 and the period from November 19, 2007 (inception) through December 31, 2007, and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss), and cash flows of Intrepid Mining LLC and subsidiaries (Mining) for the period from January 1, 2008 through April 24, 2008, and for the year ended December 31, 2007, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Denver, Colorado
March 1, 2010

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$89,792	$116,573
Short-term investments	11,155	—
Accounts receivable:
Trade, net	19,169	15,107
Other receivables	471	385
Refundable income taxes	9,364	9,967
Inventory, net	61,949	49,318
Prepaid expenses and other current assets	2,632	5,804
Current deferred tax asset	9,807	1,222

Total current assets	204,339	198,376

Property, plant and equipment, net of accumulated depreciation of $41,787 and $26,514, respectively	221,403	138,790
Mineral properties and development costs, net of accumulated depletion of $7,174 and $6,367, respectively	33,929	30,244
Long-term parts inventory, net	7,149	3,973
Long-term investments	6,189	—
Other assets	5,532	6,053
Non-current deferred tax asset	290,449	327,641

Total Assets	$768,990	$705,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$13,523	$15,516
Related parties	129	26
Accrued liabilities	12,403	14,967
Accrued employee compensation and benefits	7,028	6,478
Other current liabilities	2,849	1,952

Total current liabilities	35,932	38,939

Asset retirement obligation	8,619	8,138
Deferred insurance proceeds	10,124	—
Other non-current liabilities	5,093	6,401

Total liabilities	59,768	53,478

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,032,086 and 74,846,874 shares outstanding at December 31, 2009 and 2008, respectively	75	75
Additional paid-in capital	556,328	554,743
Accumulated other comprehensive loss	(689)	(1,385)
Retained earnings	153,508	98,166

Total Stockholders' Equity	709,222	651,599

Total Liabilities and Stockholders' Equity	$768,990	$705,077

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year Ended December 31, 2009	April 25, 2008 Through December 31, 2008	January 1, 2008 Through April 24, 2008	Year Ended December 31, 2007
Sales	$301,803	$305,914	$109,420	$213,459
Less:
Freight costs	21,469	10,780	12,359	21,095
Warehousing and handling costs	8,432	5,760	2,235	5,479
Cost of goods sold	127,822	103,816	48,647	134,387
Costs associated with abnormal
production	21,525	—	—	—
Other	440	—	—	—

Gross Margin	122,115	185,558	46,179	52,498
Selling and administrative	28,375	22,832	6,034	15,997
Accretion of asset retirement obligation	680	458	198	579
Other	643	1,190	5	(120)

Operating Income	92,417	161,078	39,942	36,042
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(806)	(3,160)	(2,456)	(9,350)
Interest income	161	1,005	23	1
Insurance settlements in excess of property losses	(10)	(52)	6,998	3,202
Other income (expense)	485	(1,106)	(14)	(211)

Income Before Income Taxes	92,247	157,765	44,493	29,684
Income Tax (Expense) Benefit	(36,905)	(59,592)	4	—

Net Income	$55,342	$98,173	$44,497	$29,684

Weighted Average Shares Outstanding:
Basic	75,014,569	74,843,139

Diluted	75,042,050	74,988,292

Earnings Per Share:
Basic	$0.74	$1.31

Diluted	$0.74	$1.31

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Opening Balance, November 19, 2007	—	$—	$—	$—	$—	$—
Issuance of common shares	1,000	—	1	—	—	1

Balance, December 31, 2007	1,000	—	1	—	—	1
Net loss	—	—	—	—	(7)	(7)

Balance, April 24, 2008	1,000	—	1	—	(7)	(6)
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(747)	—	(747)
Net income	—	—	—	—	98,173	98,173

Total comprehensive income						97,426

Sale of common shares of stock at $32.00 per share in initial public offering, net of underwriting fees of $66.2 million and offering costs of $5.5 million	34,500,000	35	1,032,233	—	—	1,032,268
Net equity contribution from Intrepid Mining LLC resulting from the execution of the exchange agreement; net of $9.4 million of cash and $18.9 million of debt retained by Intrepid Mining LLC	40,339,000	40	50,135	(638)	—	49,537
Cash distributed to Intrepid Mining LLC in exchange, in part, for the net assets and liabilities contributed pursuant to the exchange agreement	—	—	(757,395)	—	—	(757,395)
Formation distribution paid to Intrepid Mining LLC as part of the formation transaction	—	—	(135,360)	—	—	(135,360)
Deferred tax asset resulting from the tax basis of assets transferred to Intrepid Potash, Inc. from Intrepid Mining LLC plus step-up in tax basis of assets from the formation transactions	—	—	357,574	—	—	357,574
Stock-based compensation	6,874	—	7,555	—	—	7,555

Balance, December 31, 2008	74,846,874	75	554,743	(1,385)	98,166	651,599
Comprehensive income, net of tax:
Pension liability adjustment, net of $456 tax expense	—	—	—	696	—	696
Net income	—	—	—	—	55,342	55,342

Total comprehensive income						56,038

Stock-based compensation	6,900	—	2,909	—	—	2,909
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	183,350	—	(1,324)	—	—	(1,324)

Balance, December 31, 2009	75,037,124	$75	$556,328	$(689)	$153,508	$709,222

See accompanying notes to these consolidated financial statements.

INTREPID MINING LLC AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

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

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year Ended December 31, 2009	April 25, 2008 Through December 31, 2008	January 1, 2008 Through April 24, 2008	Year Ended December 31, 2007
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$55,342	$98,173	$44,497	$29,684
Deferred income taxes	29,063	28,719	(4)	—
Insurance reimbursements	10	52	(6,998)	—
Items not affecting cash:
Depreciation, depletion, amortization and accretion	17,327	7,192	3,543	9,468
Stock-based compensation	2,909	7,555	—	—
Unrealized derivative (gain) loss	(1,441)	2,347	439	(280)
Other	504	2,617	170	761
Changes in operating assets and liabilities:
Trade accounts receivable	(4,062)	20,030	(11,886)	(7,297)
Other receivables	(86)	(59)	186	1,574
Refundable income taxes	603	(9,967)	—	—
Inventory	(15,807)	(29,326)	(830)	566
Prepaid expenses and other assets	1,642	1,685	(4,349)	(2,330)
Accounts payable, accrued liabilities and accrued employee compensation and benefits	(6,152)	378	1,494	7,077
Other liabilities	1,212	2,575	(251)	(273)

Net cash provided by operating activities	81,064	131,971	26,011	38,950

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	10,114	(52)	6,998	10,227
Additions to property, plant, and equipment	(95,183)	(63,070)	(14,747)	(27,971)
Additions to mineral properties and development costs	(6,233)	(5,724)	(15)	(373)
Proceeds from liquidation of bond sinking fund	2,098	—	—	—
Purchases of investments	(18,479)	—	—	—
Proceeds from investments	1,139	—	—	—
Cash received in exchange transaction with Intrepid Mining LLC	—	428	—	—
Other	23	457	(10)	443

Net cash used in investing activities	(106,521)	(67,961)	(7,774)	(17,674)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	—	1,032,268	—	—
Proceeds from long-term debt	—	—	11,503	291,236
Repayments on long-term debt	—	(86,950)	(7,009)	(322,011)
Payments to fund employee tax withholding due upon vesting of restricted common stock	(1,324)	—	—	—
Capital contribution, net of expenses	—	—	—	38,782
Members' capital distributions	—	—	(15,000)	(26,081)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	—	(892,755)	—	—
Other	—	—	—	(1,528)

Net cash (used in) provided by financing activities	(1,324)	52,563	(10,506)	(19,602)

Net Change in Cash and Cash Equivalents	(26,781)	116,573	7,731	1,674
Cash and Cash Equivalents, beginning of period	116,573	—	1,960	286

Cash and Cash Equivalents, end of period	$89,792	$116,573	$9,691	$1,960

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, including settlements on derivatives	$1,937	$1,075	$2,274	$7,939

Income taxes	$7,239	$40,840	$—	$—

Supplemental disclosure of non-cash activities
Common stock issued to Directors	$225	$100	$—	$—

Non-cash addition of leasehold improvements provided by lessor	$189	$41	$—	$—

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Continued supplemental disclosure of non-cash activities

        On May 29, 2009, and April 25, 2008, Intrepid issued 6,900 and 3,124 shares of common stock, respectively, to its directors. These non-cash items were recorded as stock compensation expense in the year ended December 31, 2009, and the period from April 25, 2008, through December 31, 2008. The dollar impact of these transactions is disclosed in the previous table.

        On April 25, 2008, Intrepid Potash, Inc. ("Intrepid") closed on its initial public offering ("IPO") by selling 34,500,000 shares of common stock at $32.00 per share. Simultaneously, on April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement"), Intrepid Mining LLC ("Mining") assigned all of its assets other than approximately $9.4 million of its cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and substantially all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO. The assets and liabilities received in the exchange for common stock were as follows (in thousands):

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

        The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement") dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of its cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and substantially all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the "Formation Distribution"). The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund production expansions and other growth opportunities and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a continuing controlling interest in Intrepid, in connection with the IPO.

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

Note 3—BASIS OF PRESENTATION

        The activity presented in all periods on or after April 25, 2008, is for Intrepid while all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The consolidated statements of operations for the year ended December 31, 2009, the period April 25, 2008, through December 31, 2008 (the successor period), and the consolidated balance sheets as of December 31, 2009 and 2008, were derived from the consolidated financial results of Intrepid. The consolidated statements of operations for the period from January 1, 2008, through April 24, 2008, and the year ended December 31, 2007 (referred to as the predecessor periods), were derived from the historical financial statements of Mining.

        Intrepid was included in the consolidated financial statements of Mining until April 25, 2008. There were no material activities for Intrepid until April 25, 2008; therefore, discussions of related events before April 25, 2008, pertain to the activities of the predecessor entity, Mining, unless otherwise specified.

        Intrepid has evaluated the period after the balance sheet date of December 31, 2009, through the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries Intrepid Potash—Moab, LLC ("Moab"), Intrepid Potash—New Mexico, LLC ("NM"), Intrepid Potash—Wendover, LLC ("Wendover"), Moab Pipeline LLC, and Intrepid Aviation LLC. Effective December 31, 2009, Intrepid's subsidiary HB Potash LLC merged with and into Intrepid Potash—New Mexico, LLC. Prior to the IPO, the consolidated financial statements of Mining included the accounts of Intrepid, Moab, NM, Wendover, HB Potash LLC, Moab Pipeline LLC, and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, the valuation of equity awards, the valuation of derivative financial instruments, and estimated

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statutory income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.

        Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid's plants and warehouses. Intrepid incurs and bills for freight, packaging, and certain other distribution costs only when it is responsible for such costs; however, many customers arrange for and pay for these costs directly.

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

        Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs, under relevant authoritative U.S. Generally Accepted Accounting Principles ("GAAP"). For the year ended December 31, 2009, Intrepid determined that approximately $21.5 million of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Intrepid models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.

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

        Derivatives—On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge, and changes in their fair market values have been included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales.

        Intrepid has also entered into interest rate derivative instruments when it had outstanding debt, in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These items were not accounted for as hedge items; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

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

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations prepared by us, and reviewed and independently determined by mine consultants, due to uncertainties inherent in long-term estimates. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. Intrepid's proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio™, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

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

        The tax basis of the assets and liabilities transferred to Intrepid pursuant to the Exchange Agreement was, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Consequently, Intrepid's net tax basis in the assets acquired and liabilities assumed pursuant to the Exchange Agreement generated a net deferred tax asset. The net deferred tax asset recorded as of the date of the IPO associated with the exchange was approximately $358 million, with a corresponding increase to additional paid-in capital. The majority of this deferred

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax asset is related to mineral properties, and, through the use of percentage depletion, Intrepid's taxable income will be reduced relative to book income, resulting in the realization of this deferred tax asset over time. Currently, it is anticipated that, for federal income tax purposes, percentage depletion allowed with respect to Intrepid's mineral properties will exceed cost depletion in each taxable year.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at December 31, 2009, were $4.2 million in cash and $85.6 million in cash equivalent investments, which consisted of money market accounts or certificates of deposit with banking institutions for $9.2 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $46.1 million.

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions. Certificates of deposit classified in short-term investments on the consolidated balance sheet have remaining maturities to Intrepid less than or equal to one year. Certificates of deposit classified as long-term investments on the consolidated balance sheet have remaining maturities to Intrepid greater than one year. These investments are carried on the consolidated balance sheet at cost, net of amortized premiums or discounts paid. The fair value of these investments at December 31, 2009, approximates their carrying amounts.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost and, other than the certificate of deposit investments previously described, approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

        Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock and outstanding non-qualified stock option awards. The dilutive effect of share-based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted common stock awards, the shares are issued and therefore are included in the number of issued and outstanding shares.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock-Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period, and the expense associated with such awards is recognized over the associated service period. There are no performance or market conditions associated with these awards.

Note 5—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the year ended December 31, 2009, 183,444 non-vested shares of restricted common stock and 159,711 stock options were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the period April 25, 2008, through December 31, 2008, there were no non-vested shares of restricted common stock that were considered anti-dilutive, and there were no stock options outstanding. No earnings per share calculations exist for the predecessor periods of Mining, as Mining was a limited liability company and did not have shares outstanding.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Intrepid Potash, Inc.
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008
Net income	$55,342	$98,173

Basic weighted average common shares outstanding	75,015	74,843
Add: Dilutive effect of non-vested restricted common stock	25	145
Add: Dilutive effect of stock options outstanding	2	—

Diluted weighted average common shares outstanding	75,042	74,988

Earnings per share:
Basic	$0.74	$1.31

Diluted	$0.74	$1.31

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2009 and 2008, respectively (in thousands):

	December 31, 2009	December 31, 2008
Product inventory	$46,916	$34,337
In-process mineral inventory	6,801	5,619
Current parts inventory	8,232	9,362

Total current inventory	61,949	49,318
Long-term parts inventory	7,149	3,973

Total inventory	$69,098	$53,291

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of December 31, 2009, Intrepid recorded an impairment charge of approximately $0.4 million.

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

			Range of useful lives (years)
	December 31, 2009	December 31, 2008	Lower Limit	Upper Limit
Buildings and plant	$46,547	$21,357	4	25
Machinery and equipment	127,792	62,599	3	25
Vehicles	7,796	5,905	3	7
Office and other equipment	3,026	251	2	7
Computers	1,624	1,033	2	5
Software	3,066	2,379	3	5
Leasehold improvements	5,180	123	7	10
Ponds and land improvements	5,193	2,894	5	25
Construction in progress	62,736	68,739
Land	230	24
Accumulated depreciation	(41,787)	(26,514)

	$221,403	$138,790

Mineral properties and development costs	$41,103	$31,798	10	25
Construction in progress	—	4,813
Accumulated depletion	(7,174)	(6,367)

	$33,929	$30,244

Water rights in "Other Assets"	$2,670	$2,670	25	25
Accumulated depletion	(139)	(105)

	$2,531	$2,565

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES (Continued)

        "Mineral properties and development costs" include mineral properties associated with the presently idled HB mine, with accumulated costs of approximately $1.3 million and $1.5 million as of December 31, 2009, and December 31, 2008, respectively. "Construction in progress" related to property, plant and equipment associated with the HB mine also includes approximately $24.9 million and $12.3 million as of December 31, 2009, and December 31, 2008, respectively. No depletion or depreciation is currently being recognized on this property and its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking permitting from the Bureau of Land Management ("BLM") and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.

        Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008	Year ended December 31, 2007
Depreciation	$15,585	$5,853	$2,694	$7,231
Depletion	841	708	555	1,398
Amortization	221	173	96	260
Accretion	680	458	198	579

Total incurred	$17,327	$7,192	$3,543	$9,468

Note 8—DEBT

        In conjunction with the Formation Transactions described previously, all of the balances outstanding under Intrepid's credit agreement were repaid on April 25, 2008. The outstanding balance included $18.9 million plus fees and accrued interest that was repaid by Mining from the amounts Mining received under the Exchange Agreement, and $86.9 million plus fees and accrued interest that was repaid by Intrepid using net proceeds from the IPO. Additionally, because of this repayment, the term loan that was part of the credit agreement was canceled.

        In conjunction with the closing of the IPO, Intrepid entered into the Fourth Amendment of the Third Amended and Restated Credit Agreement that was originally entered into on March 9, 2007. This amendment replaced Mining with Intrepid, removed Intrepid Oil & Gas, LLC ("IOG") from the agreement, and amended the distribution language to provide that Intrepid may make a distribution at a time when the cash flow leverage ratio (as defined) of Intrepid shall not be greater than 2.5:1.0 immediately before and immediately after the distribution.

        Intrepid's current senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility is available for use as of December 31, 2009.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—DEBT (Continued)

        Outstanding balances under the revolving credit facility bear interest at a floating rate, which, at Intrepid's option, is either (i) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon Intrepid's leverage ratio, which is equal to the ratio of Intrepid's total funded debt to its adjusted earnings before income taxes, depreciation and amortization; or (ii) an alternative base rate. Intrepid must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on its leverage ratio.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility on December 31, 2009.

        Capitalized interest and the weighted average interest rate were as follows for the periods presented in the financial statements:

	Capitalized Interest (In thousands)	Weighted Average Interest Rate
For the year ended December 31, 2009	$—	N/A
For the period from April 25, 2008 through December 31, 2008	$—	N/A
For the period from January 1, 2008 through April 24, 2008	$52	6.4%
For the year ended December 31, 2007	$115	7.3%

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008	Year ended December 31, 2007
Asset retirement obligation—beginning of period	$8,138	$7,977	$7,779	$7,202
Changes in estimated obligations	(199)	(297)	—	(2)
Accretion of discount	680	458	198	579

Total asset retirement obligation—end of period	$8,619	$8,138	$7,977	$7,779

        The undiscounted amount of asset retirement obligation is $32.3 million as of December 31, 2009, and there are no significant payments expected to take place in the next five years.

Note 10—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid's performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. Intrepid accrues cash bonus expense related to the current year's performance. There is approximately $2.7 million of expense accrued for the year ended December 31, 2009.

        Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid's stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the "2008 Plan"). Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under the 2008 Plan. As of December 31, 2009, there were a total of 257,339 shares of non-vested restricted common stock outstanding and 174,229 outstanding stock options. As of December 31, 2009, there were approximately 4.4 million shares of common stock that remain available for issuance under the 2008 Plan.

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

        Through December 31, 2009, there have been multiple grants of non-vested restricted common stock, beginning with grants made at the time of the IPO that were valued at the IPO price of $32.00 per share. The grants made at the time of the IPO either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or, in the case of the grant made to one executive officer, vest on a graded schedule through February 2011. The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time-to-time to newly-hired employees; these awards have typically had a two to four-year vesting schedule. In the first quarter of 2009, the Compensation Committee of Intrepid's Board of Directors approved awards of non-vested restricted common stock to some of Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards for the year ended December 31, 2009, and the period from April 25, 2008, through December 31, 2008, was $2.3 million and $7.5 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of December 31, 2009, there was $5.7 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2012.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—COMPENSATION PLANS (Continued)

        A summary of Intrepid's non-vested restricted common stock activity for the year ended December 31, 2009, and the period from April 25, 2008, through December 31, 2008, is presented below.

	Year ended December 31, 2009		April 25, 2008 through December 31, 2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	475,733	$32.35	—	N/A
Granted	84,377	$21.90	479,955	$32.38
Vested	(244,421)	$32.36	(3,750)	$32.00
Forfeited	(58,350)	$32.00	(472)	$63.48

Non-vested restricted common stock, at end of period	257,339	$28.98	475,733	$32.35

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

        The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

Year ended December 31, 2009
Risk free interest rates	1.8% - 2.0%
Dividend yield	—
Estimated volatility	44%
Expected option life	5 years

        Intrepid's computation of the estimated volatility is based on the historic volatility of its and a peer company's common stock over the expected option life. The peer company selected had volatility that was highly correlated to Intrepid's common stock from the date of the IPO to the dates of grant. This peer information was used for the period of time prior to the IPO and was utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—COMPENSATION PLANS (Continued)

        For the year ended December 31, 2009, Intrepid recognized stock-based compensation related to stock options of approximately $389,000. As of December 31, 2009, there was $1.1 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2012. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as "excess tax benefits." Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. None of the options have been exercised to date; therefore, no excess tax benefits have been recorded as of December 31, 2009, attributable to exercised options. A deferred tax asset, however, has been recorded related to the difference in timing of expense for financial reporting and income tax purposes.

        A summary of Intrepid's stock option activity for the year ended December 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	—	$—			$—
Granted	174,229	$20.80			$8.39
Exercised	—	$—			$—
Forfeited	0	$—			$—

Outstanding non-qualified stock options, at end of period	174,229	$20.80	$1,458,297	9.2 years	$8.39

Vested or expected to vest, end of period	161,974	$20.80	$1,355,720	9.2 years	$8.38

Exercisable non-qualified stock options, at end of period	—	N/A	$—	N/A	N/A

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—INCOME TAXES

        Intrepid's income tax provision is comprised of the elements below. The amounts related to Mining prior to April 25, 2008, include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Current portion of income tax expense (benefit):
Federal	$6,226	$25,722	$—
State	1,616	5,151	—
Deferred portion of income tax expense (benefit):
Federal	25,279	23,930	(4)
State	3,784	4,789	—

Total income tax expense (benefit)	$36,905	$59,592	$(4)

        A summary of the components of the net deferred tax assets as of December 31, 2009 and 2008, is as follows. Management believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets. Therefore, there are no items that require disclosure in accordance with the Financial Accounting Standards Board's ("FASB") guidance on accounting for uncertainty in income taxes or items requiring Intrepid to establish a reserve in its records.

	As of December 31,
	2009	2008
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(643)	$(2,025)
Unrealized loss	964	—
Inventory adjustments	8,492	—
Other	994	3,247

Total current deferred tax assets	9,807	1,222

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	285,021	317,413
Asset retirement obligation	3,395	3,311
Other	2,033	6,917

Total non-current deferred tax assets	290,449	327,641

Total deferred tax asset	$300,256	$328,863

        Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—INCOME TAXES (Continued)

liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid's current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which Intrepid is doing business. Changing business conditions for normal business transactions and operations, as well as changes to enacted tax rates, potentially alter the apportioned state tax factors used in Intrepid's income tax calculations. These changes to apportioned state tax factors in turn will result in changes being applied prospectively to Intrepid's current period income tax rate and the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is due to the impacts of percentage depletion and bonus depreciation, the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other temporary and permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Changes in the state tax rate are a consequence of changes in the apportionment factors applicable to Intrepid. A decrease of Intrepid's blended state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in Intrepid's blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid's deferred tax benefit. Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.

        A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Federal taxes at statutory rate	$32,286	$55,219	$(4)
Add:
State taxes, net of federal benefit	4,193	6,461	—
Domestic production activities deduction	(561)	(2,335)	—
Other	987	247	—

Net expense (benefit) as calculated	$36,905	$59,592	$(4) (1)

Effective tax rate	40.0%	37.8%	—%

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

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio™ is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.

        In 2004, Wendover entered into a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned excess profits each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits, Surety Bonds, and Sinking Fund—As of December 31, 2009, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $6.2 million was secured by surety bonds issued by an insurer.

        Prior to September 2009, a surety bond was provided to the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company. The terms of the surety agreement included provisions governing the operation of the Moab mine; provided the insurer a security interest in approximately 56 percent of the surface land owned by Moab; required the establishment and maintenance of a sinking fund; and required payment of an annual 1.5 percent premium. The sinking fund, a restricted deposit securing Moab's expected reclamation liability, consisted of investments held for trade for which gains and losses had been recognized based on changes in the fair market values of the underlying investments. In September 2009, Intrepid replaced, with the consent of the State of Utah and the BLM, the surety bond with other securities, consisting of a restricted cash deposit and a new surety bond. The bond sinking fund was liquidated in 2009, and proceeds were transferred to Intrepid's general corporate cash account. The mortgage of the surface land owned by Moab and previously held as security by the insurer against performance on the reclamation bond was released in the fourth quarter of 2009.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability included in accrued liabilities was approximately $1.0 million as of December 31, 2009, and $0.5 million as of December 31, 2008.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—Intrepid is periodically subject to litigation. Intrepid has determined that there are no material claims outstanding as of December 31, 2009, and has provided for any estimated amounts outstanding.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2010	$6,290
2011	5,473
2012	3,058
2013	2,837
2014	2,562
Thereafter	6,059

Total	26,279

        Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2009	$5,618
For the period from April 25, 2008 through December 31, 2008	$4,258
For the period from January 1, 2008 through April 24, 2008	$1,684
For the year ended December 31, 2007	$5,463

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. After conclusion of the state's audit, Intrepid will receive notification that the state will grant all, or a portion, of the amount on the application forms. If the state does approve all, or a portion, of the credit, it is anticipated that Intrepid will record a portion as a reduction of capital costs, inventory value, and other income. It is anticipated that the completion of state review and subsequent issuance of any approved refundable credit to Intrepid will occur before the close of the second quarter of 2010. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's 2009 consolidated financial statements.

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS

        Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes, and were originally entered into as economic hedges, they have not been designated as hedging instruments.

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

        A tabular presentation of the outstanding interest rate derivatives as of December 31, 2009, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
March 1, 2010	$17,500	5.3%
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce Intrepid's risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at December 31, 2009.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	December 31, 2009		December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,539	Other current liabilities	$1,439
Interest rate contracts	Other non-current liabilities	1,419	Other non-current liabilities	2,673
Natural gas contracts	Other current liabilities	—	Other current liabilities	287

Total derivatives not designated as hedging instruments	Net liability	$2,958	Net liability	$4,399

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Intrepid Potash, Inc.		Intrepid Mining LLC (Predecessor)
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008	Year ended December 31, 2007
Interest rate contracts:
Realized gain (loss)	Interest expense	$(1,614)	$(682)	$76	$484
Unrealized gain (loss)	Interest expense	$1,154	$(2,060)	$(439)	$(1,913)

Total loss	Interest expense	$(460)	$(2,742)	$(363)	$(1,429)

Natural gas contracts:
Realized loss	Cost of goods sold	$(448)	$(112)	$—	$(2,415)
Unrealized gain (loss)	Cost of goods sold	$287	$(287)	$—	$2,194

Total loss	Cost of goods sold	$(161)	$(399)	$—	$(221)

        Please see Note 14—Fair Value Measurements for a description of how the above financial instruments are valued.

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at December 31, 2009, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at December 31, 2009.

Note 14—FAIR VALUE MEASUREMENTS

        Intrepid applies the provisions of the FASB's Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

		Fair Value at Reporting Date Using
	12/31/09	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	(2,958)	—	(2,958)	—

Total	$(2,958)	$—	$(2,958)	$—

        Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

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

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of December 31, 2009, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 15—FUTURE EMPLOYEE BENEFITS

  401K Plan

        Intrepid maintains a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401K Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401K Plan (subject to certain restrictions) in before tax contributions. Intrepid matches employee contributions on a dollar-for-dollar basis up to a maximum of 3 percent or 5 percent and also based on the employee's base compensation. Intrepid's contributions to the 401K Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2009	$1,047
For the period from April 25, 2008, through December 31, 2008	$639
For the period from January 1, 2008, through April 24, 2008	$308
For the year ended December 31, 2007	$840

  Defined Benefit Pension Plan

        In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the Moab assets in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree's pension plan, and approximately $1.5 million was transferred from the acquiree's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid "froze" the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        Accumulated other comprehensive gains and losses resulting from unrecognized actuarial gains and losses associated with the Pension Plan are shown below (in thousands):

Other Comprehensive Gain (Loss)
For the year ended December 31, 2009	$240
For the period from April 25, 2008, through December 31, 2008	$(747)
For the period from January 1, 2008, through April 24, 2008	$—
For the year ended December 31, 2007	$260

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan's benefit obligations and fair value of assets for the years ended December 31, 2009, 2008, and 2007, as measured on those dates, and a statement of the funded status as of December 31, 2009, 2008, and 2007.

	Intrepid Potash, Inc.		Intrepid Mining LLC (predecessor)
	Year ended December 31, 2009	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008	Year ended December 31, 2007
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,253	$3,097	$3,117	$3,208
Interest cost	199	131	61	182
Benefit payments	(121)	(74)	(25)	(79)
Actuarial losses (gains)	99	99	(56)	(194)

Projected benefit obligation at end of period	3,430	3,253	3,097	3,117

Accumulated benefit obligation at end of period	3,430	3,253	3,097	3,117

Change in plan assets:
Fair value of plan assets at beginning of period	$1,973	$2,435	$2,471	$2,264
Actual return on assets (net of expenses)	370	(488)	(74)	168
Employer contributions	111	100	63	118
Benefit payments	(121)	(74)	(25)	(79)

Fair value of plan assets at end of period	2,333	1,973	2,435	2,471

Unfunded status	(1,097)	(1,280)	(662)	(646)
Items not yet recognized as a component of net periodic pension cost:
Unrecognized actuarial loss / (gain)	$1,146	$1,385	$638	$638

Prepaid / (accrued) benefit cost	$49	$105	$(24)	$(8)

Accumulated other comprehensive income:
Net loss / (gain)	$1,146	$1,385	$638	$638

Assumptions used to determine benefit obligations as of end of period:
Discount rate	6.00%	6.25%	6.25%	6.25%
Salary scale	N/A	N/A	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$199	$131	$61	$182
Expected return on assets	(138)	(120)	(56)	(160)
Amortization of actuarial loss	108	23	10	58

Net period benefit cost	169	34	15	80

Other comprehensive income (loss)	$(240)	$747	$—	$260

Amounts included in AOCI expected to be recognized during the next fiscal year:
Actuarial loss / (gain)	$85	$108	$—	$33
Assumptions used in computing net periodic benefit cost:
Discount rate	6.25%	6.25%	6.25%	5.75%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Salary scale	N/A	N/A	N/A	N/A

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        Intrepid reviewed prevailing interest rates for high-quality fixed-income investments, those rated Aa or better. The duration of the Pension Plan's liabilities as of December 31, 2009, was 11.0 years. Based on this review and the Pension Plan's duration, Intrepid determined a reasonable discount rate for the benefit obligations as of December 31, 2009, was 6.0 percent.

        The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is 47 percent equity securities, 43 percent fixed income, 5 percent real estate, and 5 percent cash.

        In determining the expected return on plan assets, we also consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, we may consult with and consider the opinions of financial and other professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads, and risk premiums to project long-term prospective returns. Using these methodologies and assumptions, the range of projected annual rates of return is 7.0 percent - 8.5 percent, net of investment related expenses. Intrepid selected a rate of return of 7.0 percent, which reflects our judgment of the best estimate for this assumption.

        Asset Allocation Strategy:    The plan's investment policy strategy for pension plan assets is to seek relatively stable growth in the value of investable assets supplemented by a low level of income. The main objective is to provide steady growth while limiting fluctuations to less than those of the overall stock market. As the Pension Plan has a long-term investment horizon, limited liquidity needs, high exposure to purchasing power risk, and little concern for income stability, Intrepid has set the following target asset allocations: 20 percent - 75 percent U.S. equity securities, 0 percent - 20 percent international equities, 0 percent - 30 percent absolute returns, 10 percent - 40 percent corporate bonds, 0 percent - 10 percent REITs, 0 percent - 10 percent commodities, and 5 percent - 28 percent short-term Treasury bonds. The target asset allocation may change from time to time based on market conditions and other factors deemed appropriate by Intrepid. Per plan guidelines, there are no prohibited investment types.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        Fair Value Measurement of Plan Assets:    The fair value of the major asset classes of the Pension Plan's assets using the fair value hierarchy as described in Note 14 and the inputs and valuation techniques used to measure fair value of such assets is as follows:

		Fair Value at Reporting Date Using
Asset Class	12/31/09	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$95,247	$95,247	$—	$—
Equity securities:
U.S. large cap equities(1)	507,256	507,256	—	—
U.S. mid cap growth	113,295	113,295	—	—
U.S. small cap growth	47,694	47,694	—	—
U.S. small/mid cap value	78,500	78,500	—	—
International equities	234,564	234,564	—	—
Fixed income securities:
Corporate bonds(2)	723,128	456,716	266,412	—
Other types of investments:
Hedge funds(3)	328,027	—	—	328,027
Commodities(4)	102,113	102,113	—	—
Real estate:
REIT mutual funds	103,253	103,253	—	—

Total	$2,333,077	$1,738,638	$266,412	$328,027

(1)
This asset class comprises common stock, exchange-traded funds, mutual funds, and exchange-traded limited partnerships.

(2)
This asset class represents investment grade bonds of U.S. issuers from diverse industries, investment grade bond mutual funds, and a bond partnership fund that may invest in U.S. Government and Agency securities, corporate bonds, mortgages, asset-backed securities and whole loans, while taking advantage of a range of maturities.

(3)
This asset class includes a commingled fund of hedge funds which utilize a variety of alternative investment strategies to produce an absolute return on invested capital, largely independent of the various benchmarks associated with traditional asset classes.

(4)
This asset class provides exposure to broad commodity returns, including real returns from inflation-indexed Treasuries (TIPS), which are actively managed to add incremental return, and price appreciation in the Dow Jones commodity index.

        The Pension Plan's Level 2 investment fund uses Interactive Data Corporation ("IDC") as a pricing source for its various investments. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

extensive quality control programs. The Pension Plan's Level 3 investment is a commingled fund of hedge funds that is based on unobservable inputs about which little or no market data exists. We have engaged an investment manager to monitor and evaluate the reasonableness of assumptions and valuation methodologies of the underlying funds' investment managers.

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Fair Value Using Significant Unobservable Inputs (Level 3)
	Long/Short Strategies	Distressed Investment Strategies	Multi-Strategy Arbitrage	Total
Beginning balance at December 31, 2008:	$150,131	$59,033	$86,839	$296,003
Actual return on plan assets still held at the reporting date	8,310	9,326	14,388	32,024
Purchases, sales, and settlements	(15,000)	—	15,000	—

Ending balance at December 31, 2009:	$143,441	$68,359	$116,227	$328,027

  Cash Flows

          Contributions:     Intrepid expects to contribute approximately $300,000 to the Pension Plan in 2010.

          Estimated future benefit payments:    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2010	$149,000
2011	180,000
2012	198,000
2013	206,000
2014	235,000
Years 2015 - 2019	1,321,000

Note 16—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through December 31, 2009, Intrepid had received $32.5 million of insurance settlement payments on the related claim; $10.1 million of this was received during 2009 and has been recorded as "deferred insurance proceeds" on the balance sheet at December 31, 2009, pending the insurer's final agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in other income as settlements are agreed upon. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior periods, as they represented final settlements with the insurer.

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

        Airplane Use Policy—Under Intrepid's aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed personal use of Intrepid's plane. Any personal use of aircraft may be taxable to the executive officer as a "fringe benefit" under Internal Revenue Service ("IRS") regulations. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). The value of personal use of the airplane was calculated based on the requirements provided by IRS regulations.

        An entity formed in May 2008 known as BH Holdings LLC ("BH"), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with Intrepid to allow Intrepid use of an aircraft owned by BH for Intrepid business purposes. Additionally, in January 2009, a dry-lease arrangement by and between Intrepid and Intrepid Production Holdings LLC ("IPH"), which is indirectly owned by Mr. Jornayvaz, became effective to allow Intrepid use of an aircraft owned by IPH for Intrepid business purposes. Both dry-lease rates and dry-lease arrangements were approved by Intrepid's Audit Committee.

        In the year ended December 31, 2009, and the period from April 25, 2008, through December 31, 2008, Intrepid incurred dry-lease charges of $330,000 and $292,000, respectively, for BH. As of December 31, 2009, and December 31, 2008, accounts payable balances due to BH were $67,000 and $26,000, respectively. In the year ended December 31, 2009, Intrepid incurred dry-lease charges of $687,000 for IPH. As of December 31, 2009, the accounts payable balance due to IPH was $23,000.

        Sublease of Office Space from Intrepid—Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of its headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz is a trustee. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases its office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space. The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of one hundred twenty-three (123) months. As of December 31, 2009, there were related party accounts payable balances due to IPC and the LARRK Foundation for $16,000 and $3,000, respectively, due to prepayments and refundable deposits related to these arrangements. The rent due from IPC and the LARRK Foundation are billed on a monthly basis and recognized as a receivable due within 30 days.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

        The future minimum lease payments to be made by IPC to Intrepid for the next five years and thereafter are presented below (in thousands):

2010	$69
2011	$71
2012	$73
2013	$75
2014	$78
Thereafter	$365

Years 2010 - 2019	$731

        The future minimum lease payments to be made by the LARRK Foundation to Intrepid for the next five years and thereafter are presented below (in thousands):

2010	$9
2011	$10
2012	$10
2013	$10
2014	$10
Thereafter	$49

Years 2010 - 2019	$98

        Transition Services Agreement and Surface Use Easement Agreements—On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures. Effective April 25, 2009, the term of the Transition Services Agreement was extended until April 24, 2010.

        In connection with oil and gas rights owned by IOG that exist below the surface of land owned by Moab, Moab entered into two Surface Use Easement and Water Purchase Agreements with IOG, dated July 14, 2009, and November 16, 2009, respectively. The Audit Committee approved both agreements. In the July Agreement, Moab granted IOG an easement across a portion of Moab's land to access a drilling site for one of its wells. The term of the easement is for three years commencing on July 2, 2009, and so long thereafter as oil or gas is produced in paying quantities from the well, or from any unit or communitized area that includes the well. As consideration for this easement, IOG paid the sum of $9,500 and will pay the sum of $7,500 upon each anniversary of July 2nd during the term of the easement. Among other things, Moab agreed to sell IOG water or salt brine to the extent that Moab has excess water or salt brine available that it may legally sell. In the year ended December 31, 2009, IOG paid approximately $24,000 under the July Agreement.

        In the November Agreement, Moab granted IOG an easement across a portion of Moab's land to access a drilling site for another of its wells. The term of the easement is for three years commencing on November 16, 2009, and so long thereafter as oil or gas is produced in paying quantities from the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—MEMBERSHIP INTERESTS AND RELATED PARTIES (Continued)

well, or from any unit or communitized area that includes the well. As consideration for this easement, IOG paid approximately $11,000 and will pay the sum of $7,500 upon each anniversary of November 16th during the term of the easement. Among other things, Moab agreed to sell IOG water or salt brine to the extent that Moab has excess water or salt brine available that it may legally sell. In the year ended December 31, 2009, IOG paid the aforementioned $11,000 under the November Agreement.

        As of December 31, 2009, and December 31, 2008, there were net related party accounts payable balances due to IOG for $20,000 and $0, respectively, due to a $25,000 prepayment by IOG in November 2009. Intrepid's services to IOG are billed on a monthly basis and recognized as a receivable from IOG with collection due within 30 days. IOG billings by Intrepid were as follows (in thousands):

For the year ended December 31, 2009	$100
For the period from April 25, 2008, through December 31, 2008	$6
For the period from January 1, 2008, through April 24, 2008	$13
For the year ended December 31, 2007	$45

        Relationship with Quinn & Associates, P.C.—Patrick A. Quinn, who served as Mining's former Interim Chief Financial Officer until March 24, 2008, is an independent contractor and performed services for us through the accounting firm of Quinn & Associates, P.C. ("Q&A") of which he is the primary owner. The services performed by Mr. Quinn related to contract accounting and consulting services. Q&A has not provided any attest services to Intrepid, its subsidiaries or any predecessor entity at any time. Q&A billed Intrepid based on actual hours incurred and at standard hourly rates. Mr. Quinn was a related party of Mining; however, because he resigned prior to the IPO, Mr. Quinn is not considered a related party to Intrepid. Q&A billings to Mining for the periods when it was a related party were $0.2 million and $0.6 million, respectively, for the period from January 1, 2008, through April 24, 2008, and the year ended December 31, 2007.

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. Intrepid does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

        In 2009, 2008, and 2007, one distributor customer accounted for 7.4 percent, 10.5 percent and 9.4 percent of sales, respectively. Although we consider our relationship with this customer to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results.

        All assets reside in the United States, with the exception of approximately $29,000 and $119,000 of Trio™ inventory held in Ontario, Canada at December 31, 2009, and 2008, respectively. Over 91 percent of our sales in each of the three years ended December 31, 2009, 2008, and 2007 are to customers located in the United States.

        Intrepid maintains cash accounts with several financial institutions. At times the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 20—QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Intrepid Potash, Inc.
	Three Months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
2009:
Sales	$73,061	$66,449	$73,392	$88,901
Cost of Goods Sold	$36,878	$30,035	$26,596	$34,313
Costs Associated with Abnormal Production(1)	$9,367	$5,784	$5,179	$1,195
Gross Margin	$16,661	$22,900	$35,397	$47,157
Net Income	$6,705	$9,520	$14,436	$24,681
Earnings Per Share, Basic	$0.09	$0.13	$0.19	$0.33
Earnings Per Share, Diluted	$0.09	$0.13	$0.19	$0.33

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts) (Continued)

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Three Months ended December 31, 2008	Three Months ended September 30, 2008	April 25, 2008 through June 30, 2008	April 1, 2008 through April 24, 2008	Three Months ended March 31, 2008
2008:
Sales	$79,495	$146,257	$80,162	$25,019	$84,401
Cost of Goods Sold	$26,732	$49,133	$27,951	$10,186	$38,461
Gross Margin	$48,030	$90,094	$47,434	$12,211	$33,968
Net Income	$22,690	$49,719	$25,764	$11,438	$33,059
Earnings Per Share, Basic	$0.30	$0.66	$0.34	N/A	N/A
Earnings Per Share, Diluted	$0.30	$0.66	$0.34	N/A	N/A

(1)
Costs associated with abnormal production have been separately classified on the consolidated statement of operations for all periods presented. This line item was combined with cost of goods sold in the quarters ended March 31, 2009, and June 30, 2009.

Intrepid Potash, Inc.

Unaudited Pro Forma Financial Information

        You should read this unaudited pro forma consolidated financial information together with the other information contained in this Annual Report on Form 10-K, along with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

        The following unaudited pro forma consolidated statements of operations for the years ended December 31, 2008, and 2007, present the consolidated results of operations of Intrepid assuming the Formation Transactions (including the IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions, all of which are discussed in detail in this Annual Report on Form 10-K, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid's operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company, the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

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

        The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of Intrepid that would have occurred had it operated as a separate, independent company during the periods presented. The pro forma presentation for Intrepid, as the successor entity, has been prepared assuming that the initial public offering and the formation transitions including the Exchange Agreement had occurred on January 1, 2007, for the 2007 period, and on January 1, 2008, for the 2008 period. In addition, the pro forma consolidated financial information should not be relied upon as being indicative of Intrepid's results of operations for these periods. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

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

Notes to the Pro Forma Consolidated Statements of Operations:

(1)
In conjunction with the closing of the IPO, Intrepid issued 472,018 shares of non-vested restricted common stock awards. The non-vested restricted common stock awards vest over variable periods. The following adjustments reflect the incremental stock compensation expense that would have been recorded to cost of sales and selling and administrative expense for the periods below, assuming the transaction closed as of January 1 of the year to which the pro forma statements relate (in thousands):

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

(4)
The weighted average share count adjustments were based on evaluation of the pro forma basic and diluted share amounts assuming the shares issued at the IPO and the non-vested restricted common stock awards were issued on January 1 of the year of presentation. The treasury stock method was applied to the diluted weighted share calculations for all periods.