Form 10-Q
period 2010-03-31
Intrepid Potash, Inc.
filed 2010-05-05
CIK 1421461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

         As of April 30, 2010, 75,091,326 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$100,331	$89,792
Short-term investments	13,560	11,155
Accounts receivable:
Trade, net	26,782	19,169
Other receivables	607	471
Refundable income taxes	4,548	9,364
Inventory, net	42,264	61,949
Prepaid expenses and other current assets	1,776	2,632
Current deferred tax asset	8,080	9,807

Total current assets	197,948	204,339

Property, plant, and equipment, net of accumulated depreciation of $47,616 and $41,787, respectively	234,633	221,403
Mineral properties and development costs, net of accumulated depletion of $7,592 and $7,174, respectively	33,365	33,929
Long-term parts inventory, net	7,013	7,149
Long-term investments	14,934	6,189
Other assets	5,464	5,532
Non-current deferred tax asset	287,624	290,449

Total Assets	$780,981	$768,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$17,026	$13,523
Related parties	—	129
Accrued liabilities	10,280	12,403
Accrued employee compensation and benefits	6,232	7,028
Other current liabilities	1,660	2,849

Total current liabilities	35,198	35,932

Asset retirement obligation	8,805	8,619
Deferred insurance proceeds	10,124	10,124
Other non-current liabilities	4,975	5,093

Total Liabilities	59,102	59,768

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,054,493 and 75,037,124 shares outstanding at March 31, 2010 and December 31, 2009, respectively	75	75
Additional paid-in capital	557,139	556,328
Accumulated other comprehensive loss	(689)	(689)
Retained earnings	165,354	153,508

Total Stockholders' Equity	721,879	709,222

Total Liabilities and Stockholders' Equity	$780,981	$768,990

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
Sales	$107,359	$88,901
Less:
Freight costs	9,766	4,707
Warehousing and handling costs	2,725	1,529
Cost of goods sold	67,253	34,313
Costs associated with abnormal production	470	1,195
Other	269	—

Gross Margin	26,876	47,157
Selling and administrative	6,613	6,783
Accretion of asset retirement obligation	176	168
Other	168	(12)

Operating Income	19,919	40,218
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(555)	(203)
Interest income	96	17
Insurance settlements in excess of property losses	—	(14)
Other income (expense)	47	(141)

Income Before Income Taxes	19,507	39,877
Income Tax Expense	(7,661)	(15,196)

Net Income	$11,846	$24,681

Weighted Average Shares Outstanding:
Basic	75,043,826	74,975,511

Diluted	75,131,530	74,982,580

Earnings Per Share:
Basic	$0.16	$0.33

Diluted	$0.16	$0.33

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	75,037,124	$75	$556,328	$(689)	$153,508	$709,222
Comprehensive income, net of tax:
Net income	—	—	—	—	11,846	11,846

Total comprehensive income						11,846

Stock-based compensation	—	—	987	—	—	987
Excess income tax benefit from stock based compensation	—	—	64	—	—	64
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	17,369	—	(240)	—	—	(240)

Balance, March 31, 2010	75,054,493	$75	$557,139	$(689)	$165,354	$721,879

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$11,846	$24,681
Deferred income taxes	4,533	6,730
Insurance reimbursements	—	14
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	6,539	3,492
Stock-based compensation	987	334
Unrealized derivative gain	(89)	(369)
Other	181	183
Changes in operating assets and liabilities:
Trade accounts receivable	(7,613)	(22,495)
Other receivables	(136)	150
Refundable income taxes	4,835	8,431
Inventory	19,821	(6,382)
Prepaid expenses and other assets	861	187
Accounts payable, accrued liabilities and accrued employee compensation and benefits	(4,702)	(689)
Other liabilities	(1,248)	2,275

Net cash provided by operating activities	35,815	16,542

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	—	(14)
Additions to property, plant, and equipment	(13,950)	(26,317)
Additions to mineral properties and development costs	—	(3,461)
Purchases of investments	(11,636)	—
Proceeds from investments	486	—
Other	—	16

Net cash used in investing activities	(25,100)	(29,776)

Cash Flows from Financing Activities:
Restricted stock used for employee tax withholding upon vesting	(240)	(868)
Other	64	(12)

Net cash used in financing activities	(176)	(880)

Net Change in Cash and Cash Equivalents	10,539	(14,114)
Cash and Cash Equivalents, beginning of period	89,792	116,573

Cash and Cash Equivalents, end of period	$100,331	$102,459

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest, including settlements on derivatives	$576	$347

Income taxes	$(1,771)	$35

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid," "we," "us," or "our") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite results in sulfate of potash magnesia which is marketed for sale as Trio™. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation lake brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potassium-related products, and its operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at March 31, 2010, and for all periods presented.

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Intrepid bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, the valuation of equity awards, the valuation of derivative financial instruments, and estimated annual effective tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant, and equipment, as well as depreciation expenses.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue recognition is deferred until the final sales price is known.

        Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid's plants and warehouses. When a sale occurs on a delivered basis, Intrepid incurs and, in turn, bills the customer for freight, packaging, and certain other distribution costs. Many customers, however, arrange for and pay for these costs directly.

        By-product credits—Intrepid records proceeds from the sale of by-products as a credit to cost of goods sold when by-product inventories are sold.

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

        Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Intrepid models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivatives—On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as hedged items, and changes in their fair market values are included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales.

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

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred.

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us, and reviewed and independently determined by mine consultants. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. The determination of Intrepid's proven and probable reserves are based on extensive drilling, sampling, mine modeling, mineral recovery, and the economic feasibility of accessing the reserves. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio™, as well as increased production costs or reduced recovery

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

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

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at March 31, 2010, were $1.0 million in cash and $99.3 million in cash equivalent investments, which consisted of money market accounts or certificates of deposit with banking institutions for $8.3 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $60.7 million.

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions, which have been classified as financial instruments, and U.S government agency taxable bonds, which have been classified as held-to-maturity debt securities. Short-term investments on the consolidated balance sheet have remaining maturities to Intrepid less than or equal

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to one year, and investments classified as long-term on the consolidated balance sheet have remaining maturities to Intrepid greater than one year. These investments are carried on the consolidated balance sheet at cost, net of amortized premiums or discounts paid. Amortized cost for the U.S. government agency taxable bonds was approximately $10.0 million at March 31, 2010, and zero at December 31, 2009. The fair value of Intrepid's investments at March 31, 2010, and December 31, 2009, approximated their carrying amounts. Fair value is assessed using a market-based approach.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost and approximate fair value due to the short-term nature of these instruments, other than the certificate of deposit investments previously described. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty valuations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

        Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock and outstanding non-qualified stock option awards. The dilutive effect of share-based compensation arrangements is computed using the treasury stock method. Following the lapse of the vesting period of restricted common stock awards, the shares are issued and therefore are included in the number of issued and outstanding shares.

        Stock-Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuances of non-vested restricted common stock awards and non-qualified stock option awards, both of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. There are no performance or market conditions associated with these awards.

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended March 31, 2010, and 2009, a weighted average of 119,994 and 218,086 non-vested shares of restricted common stock and

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—EARNINGS PER SHARE (Continued)

114,734 and 50,888 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three months ended
	March 31, 2010	March 31, 2009
Net income	$11,846	$24,681

Basic weighted average common shares outstanding	75,044	74,976
Add: Dilutive effect of non-vested restricted common stock	72	7
Add: Dilutive effect of stock options outstanding	16	—

Diluted weighted average common shares outstanding	75,132	74,983

Earnings per share:
Basic	$0.16	$0.33

Diluted	$0.16	$0.33

Note 5—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of March 31, 2010, and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Product inventory	$27,327	$46,916
In-process mineral inventory	5,813	6,801
Current parts inventory	9,124	8,232

Total current inventory	42,264	61,949
Long-term parts inventory	7,013	7,149

Total inventory	$49,277	$69,098

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	March 31, 2010	December 31, 2009
Buildings and plant	$47,721	$46,547
Machinery and equipment	152,056	127,792
Vehicles	7,803	7,796
Office equipment and improvements	13,051	12,896
Ponds and land improvements	5,234	5,193
Construction in progress	56,138	62,736
Land	246	230
Accumulated depreciation	(47,616)	(41,787)

	$234,633	$221,403

Mineral properties and development costs	$40,487	$41,103
Construction in progress	470	—
Accumulated depletion	(7,592)	(7,174)

	$33,365	$33,929

Water rights in "Other Assets"	$2,670	$2,670
Accumulated depletion	(148)	(139)

	$2,522	$2,531

        "Mineral properties and development costs" include accumulated costs of approximately $1.3 million as of March 31, 2010, and December 31, 2009, associated with the presently idled HB mine. "Construction in progress" related to property, plant, and equipment associated with the HB mine also includes approximately $30.8 million and $27.2 million as of March 31, 2010, and December 31, 2009, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended
	March 31, 2010	March 31, 2009
Depreciation	$5,882	$3,070
Depletion	426	199
Amortization	55	55
Accretion	176	168

Total	$6,539	$3,492

Note 7—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. There were no amounts outstanding under the senior credit facility as of March 31, 2010, or December 31, 2009.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility as of March 31, 2010.

Note 8—ASSET RETIREMENT OBLIGATION

        Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or as the assets are acquired.

        Intrepid's asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit-adjusted risk-free rates used to discount Intrepid's abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8—ASSET RETIREMENT OBLIGATION (Continued)

liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended
	March 31, 2010	March 31, 2009
Asset retirement obligation—beginning of period	$8,619	$8,138
Changes in estimated obligations	10	—
Accretion of discount	176	168

Total asset retirement obligation—end of period	$8,805	$8,306

        The undiscounted amount of asset retirement obligation is $32.3 million as of March 31, 2010, and there are no significant payments expected to take place in the next five years.

Note 9—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid's performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. Intrepid accrues cash bonus expense related to the current year's performance. There is approximately $0.8 million of cost accrued for the year-to-date period ended March 31, 2010.

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of March 31, 2010, there were a total of 297,689 shares of non-vested restricted common stock outstanding and 294,702 outstanding stock options. As of March 31, 2010, there were approximately 4.2 million shares of common stock available for issuance under the 2008 Plan.

  Non-vested Restricted Shares of Common Stock

        Under the 2008 Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted common stock awards provide voting rights and, upon vesting, the right to receive ordinary dividends otherwise payable during the vesting period to the holders of such awards. Upon vesting of the restricted shares of common stock, the restrictions on such shares of common stock lapse, the shares are no longer subject to forfeiture, all ordinary dividends otherwise payable during the vesting period are remitted to the award holder, and the shares are considered issued and outstanding.

        Through March 31, 2010, there have been multiple grants of non-vested restricted common stock. Grants made at the time of the initial public offering ("IPO") either vested in full on January 5, 2009,

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

vest one-fourth on each of the first four anniversary dates of the grant, or, in the case of the grant made to one executive officer, vest on a graded schedule through February 2011. The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historical service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time to time to newly-hired employees; these awards have typically had a two to four-year vesting schedule. In the first quarters of 2010 and 2009, the Compensation Committee of Intrepid's Board of Directors approved awards of non-vested restricted common stock to some of Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards for the quarters ended March 31, 2010, and 2009, was $0.8 million and $0.3 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of March 31, 2010, there was $6.7 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2013.

        A summary of Intrepid's non-vested restricted common stock activity for the period from December 31, 2009, to March 31, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	257,339	$28.98
Granted	66,443	25.47
Vested	(26,093)	21.68
Forfeited	—	—

Non-vested restricted common stock, at end of period	297,689	$28.84

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of Intrepid's Board of Directors approved the award of non-qualified stock options in the first quarters of 2010 and 2009 to some of Intrepid's executive management and other selected employees under an annual awards program. Generally, one-third of each stock option award vests on each of the three anniversary dates of the grant. Options granted in 2010 and 2009 have exercise prices of $25.47 and $20.80, respectively, per share for Intrepid's common stock and a ten-year option life. In measuring compensation expense for these grants of options, Intrepid estimated the fair value of the awards on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

        The following assumptions were used to compute the weighted average fair value of options granted in the periods presented:

	Three months ended
	March 31, 2010	March 31, 2009
Risk free interest rate	2.7%	1.8%-2.0%
Dividend yield	—	—
Estimated volatility	57%	44%
Expected option life	6 years	5 years

        Intrepid's computation of the estimated volatility above is based on the historical volatility of its own common stock since the IPO as well as the volatility of three peer companies' common stock over the expected option life. The peer companies selected had volatility that was correlated to Intrepid's common stock from the date of the IPO to the dates of grant. These proxies were utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to exercise or expiration, giving consideration to the overall vesting period and contractual terms of the awards. The risk free interest rates for periods that matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

        For the three months ended March 31, 2010, and 2009, Intrepid recognized stock-based compensation related to stock options of approximately $221,000 and $36,000, respectively. As of March 31, 2010, there was $2.5 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013. A summary of Intrepid's stock option activity for the three months ended March 31, 2010, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	174,229	$20.80			$8.39
Granted	120,473	25.47			14.05
Exercised	—	—			—
Forfeited	—	—			—

Outstanding non-qualified stock options, at end of period	294,702	$22.71	$2,245,901	9.3	$10.70

Vested or expected to vest, end of period	279,666	$22.70	$2,134,676	9.3	$10.68

Exercisable non-qualified stock options, at end of period	58,090	$20.80	$553,598	8.9	$8.39

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—INCOME TAXES

        Income tax expense was $7.7 million and the estimated annual effective tax rate was 39.3 percent for the three months ended March 31, 2010. For the three months ended March 31, 2009, income tax expense was $15.2 million and the estimated annual effective tax rate was 38.1 percent. Intrepid's estimated annual effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three month periods ended March 31, 2010, and 2009 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the estimated effect of the domestic production activities deduction, percentage depletion, and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands).

	Three months ended
	March 31, 2010	March 31, 2009
Current portion of income tax expense	$3,128	$8,466
Deferred portion of income tax expense	4,533	6,730

Total income tax expense	$7,661	$15,196

        At March 31, 2010, there were no material uncertain tax positions that would impact Intrepid's estimated annual effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

Note 11—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for export potash sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio™ is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.

        In 2004, Wendover entered into a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover also participates in excess profits, as defined by the agreement, earned by ESI upon resale. Such excess profits are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned excess profits each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits & Surety Bonds—As of March 31, 2010, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $6.2 million was secured by surety bonds issued by an insurer.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—COMMITMENTS AND CONTINGENCIES (Continued)

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability included in accrued liabilities was approximately $1.3 million as of March 31, 2010, and $1.0 million as of December 31, 2009.

        Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of March 31, 2010, and has provided for any estimated amounts, which in total are not material.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2010	$1,734
For the three months ended March 31, 2009	$1,514

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. After conclusion of the state's audit, Intrepid will receive notification that the state will grant all, or a portion, of the amount on the application forms. If the state does approve all, or a portion, of the credit, it is anticipated that Intrepid will record a portion as a reduction of capital costs, inventory value, and other income. It is anticipated that the completion of state review and subsequent issuance of any approved refundable credit to Intrepid will occur sometime in the second or third quarter of 2010. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's consolidated financial statements for the three months ended March 31, 2010.

Note 12—DERIVATIVE FINANCIAL INSTRUMENTS

        Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes and were originally entered into as economic hedges, they have not been designated as hedging instruments.

  Interest Rates

        Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Forward LIBOR-based contracts reduced the predecessor's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

subsequent to the closing of its IPO, it has not yet closed its positions in the derivative financial instruments that were also assumed from the predecessor.

        A tabular presentation of the outstanding interest rate derivatives as of March 31, 2010, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at March 31, 2010.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	March 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,491	Other current liabilities	$1,539
Interest rate contracts	Other non-current liabilities	1,379	Other non-current liabilities	1,419

Total derivatives not designated as hedging instruments	Net liability	$2,870	Net liability	$2,958

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Three months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	March 31, 2010	March 31, 2009
Interest rate contracts:
Realized loss	Interest expense	$(546)	$(268)
Unrealized gain	Interest expense	89	212

Total loss	Interest expense	$(457)	$(56)

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$(318)
Unrealized gain	Cost of goods sold	—	157

Total loss	Cost of goods sold	$—	$(161)

        Please see Note 13—Fair Value Measurements for a description of how the above financial instruments are valued.

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at March 31, 2010, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at March 31, 2010.

Note 13—FAIR VALUE MEASUREMENTS

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

(UNAUDITED)

Note 13—FAIR VALUE MEASUREMENTS (Continued)

  •
  Level 3—Significant inputs to the valuation model are unobservable.

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in thousands):

		Fair Value at Reporting Date Using
	3/31/10	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(2,870)	$—	$(2,870)	$—

Total	$(2,870)	$—	$(2,870)	$—

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

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of March 31, 2010, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—FAIR VALUE MEASUREMENTS (Continued)

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

Note 14—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $300,000 to the Pension Plan in 2010, $26,000 of which has been paid through March 31, 2010.

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended
	March 31, 2010	March 31, 2009
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	51	50
Expected return on assets	(42)	(35)
Amortization of transition obligation/(asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial loss	21	27

Net periodic benefit cost	$30	$42

Note 15—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East facility in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through March 31, 2010, Intrepid

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—PROPERTY INSURANCE SETTLEMENTS (Continued)

had received $32.5 million of insurance settlement payments on the related claim; $10.1 million of this was received during 2009 and has been recorded as "deferred insurance proceeds" on the balance sheet at March 31, 2010, pending the insurer's final agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in "Insurance settlements in excess of property losses" as settlements are agreed upon. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior periods, as they represented final settlements with the insurer.

Note 16—RELATED PARTIES

        Intrepid has entered into the transactions described below with Robert P. Jornayvaz III ("Mr. Jornayvaz"), Intrepid Production Corp. ("IPC"), which is owned and controlled by Mr. Jornayvaz, Hugh E. Harvey, Jr. ("Mr. Harvey"), Harvey Operating and Production Company ("HOPCO"), which is owned and controlled by Mr. Harvey, and other entities affiliated with Messrs. Jornayvaz and Harvey identified below. Messrs. Jornayvaz and Harvey are executive officers, directors and significant stockholders of Intrepid and owned a controlling interest in Intrepid's predecessor entity.

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

        In the three months ended March 31, 2010, and 2009, Intrepid incurred dry-lease charges of approximately $40,000 and $63,000, respectively, for BH. As of March 31, 2010, and December 31, 2009, accounts payable balances due to BH were zero and $67,000, respectively. In the three months ended March 31, 2010, and 2009, Intrepid incurred dry-lease charges of approximately $177,000 and $187,000, respectively, for IPH. As of March 31, 2010, and December 31, 2009, the accounts payable balances due to IPH were $22,000 and $23,000, respectively.

        Sublease of Office Space from Intrepid—Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of Intrepid's headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz is a trustee. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 16—RELATED PARTIES (Continued)

master lease under which Intrepid leases its office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space. The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of one hundred twenty-three (123) months. As of March 31, 2010, and December 31, 2009, there were net related party accounts payable balances due to IPC for $10,000 and $16,000, respectively, due to prepayments and refundable deposits related to these arrangements. As of March 31, 2010, and December 31, 2009, there was a net related party accounts payable balance due to the LARRK Foundation for $3,000, due to prepayments and refundable deposits related to these arrangements. The rent amounts due from IPC and the LARRK Foundation are billed on a monthly basis and recognized as a receivable due within 30 days.

        Transition Services Agreement and Surface Use Easement Agreements—On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement, which has been extended until April 24, 2011. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures.

        In connection with oil and gas rights owned by IOG that exist below the surface of land owned by Moab, Moab entered into two Surface Use Easement and Water Purchase Agreements with IOG, dated July 14, 2009, and November 16, 2009, respectively. The Audit Committee approved both agreements. In each agreement, Moab granted IOG an easement across a portion of Moab's land to access a drilling site for one of IOG's wells. The term of each easement is for three years and so long thereafter as oil or gas is produced in paying quantities from each well, or from any unit or communitized area that includes each well. Per the agreements, IOG is required to pay the sum of $7,500 upon the anniversary of each agreement during the term of the easement, and Moab agreed to sell IOG water or salt brine to the extent that Moab has excess water or salt brine available that it may legally sell.

        As of March 31, 2010, there was a net related party accounts receivable balance due from IOG for $35,000. As of December 31, 2009, there was a net related party accounts payable balances due to IOG for $20,000, due to prepayments made by IOG. Intrepid's billings to IOG are on a monthly basis and are recognized as a receivable from IOG with collection due within 30 days. In the three months ended March 31, 2010, and 2009, Intrepid's billings to IOG were approximately $65,000 and zero, respectively.

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio™; operational difficulties at our facilities; changes in demand and/or supply for potash or Trio™; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including but not limited to the development of the HB Mine as a solution mine and the further development of our langbeinite recovery assets; changes in the prices of our raw materials, including, but not limited to, the price of natural gas; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium. Our revenues are generated exclusively from the sale of potash and langbeinite, and we market our langbeinite under the name of Trio™ and Intrepid

Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption and 9.7 percent of annual U.S. consumption. We are one of two producers of langbeinite, a low-chloride fertilizer that is well-suited for chloride-sensitive crops and has the added benefit of sulfur and magnesium. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce 910,000 tons of potash and 210,000 tons of langbeinite annually. We own two development assets in New Mexico—the HB mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

        We routinely post important information about us on our website under the Investor Relations tab. Our website address is www.intrepidpotash.com.

Our Products and Markets

  Potash

        The majority of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales, which we calculate as gross sales less freight costs, and gross margins derived from potash sales were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
For the three months ended March 31, 2010	88%	96%
For the three months ended March 31, 2009	85%	89%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky Mountains and the Permian Basin. We also have domestic sales in the southeastern and eastern United States. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.

        A decline in the agricultural demand for potash began in the fall of 2008 and persisted through much of 2009. The reduction in demand was due primarily to the interaction of historically high potash prices with falling prices for agricultural commodities. Variability in other input costs for the farm producer, as well as uncertainty resulting from the ongoing U.S. and global financial market crisis and recession, were also contributing factors. During the late 2008 to late 2009 period, demand in the agricultural sector for potash was at its lowest level in the last 30 years of recorded data and was driven by farmers who elected to apply granular potash at lower rates than historical application rates as well as fertilizer dealers' unwillingness to take inventory risk and hold inventory on their balance sheets.

        The demand for fertilizer began a recovery late in 2009. This recovery has been driven by several factors. First, agricultural commodity prices stabilized at economically beneficial prices for farmers. Second, potash price negotiations with large international buyers in China and India were concluded for standard potash which provided some actual pricing points as a reference for other buyers and sellers in the potash industry. Finally, we believe there was a realization by farmers of the risk of yield losses resulting from large cuts in fertilizer applications during the prior two growing seasons.

        Our fourth quarter sales in 2009, which were a large improvement over the prior year's preceding quarters, were in some respects hampered by wet weather. In the first quarter of 2010, sales were brisk as dealers and retailers prepared for the expected spring application season, and we expect a return to more historical sales volumes of potash in North America, though it is possible demand could contract after the surge in early 2010. Over the long-term, we believe that domestic apparent consumption of fertilizers will return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. We believe the long-term trends support a return to these historical norms based on data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic apparent consumption for potash has averaged approximately 9.2 million tons with annual volatility of less than 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors.

        Prices contracted steadily during most of the past year; however, this trend appears to have leveled off and even turned positive once again in the first quarter of 2010. In fact, during the first quarter of 2010, pricing between India and Israeli Chemical, a large potash producer, was concluded at a price above the recent contract rates to China, Belarusian Potash Company raised their spot price in Asia, and several North American producers raised the domestic price of potash. Specific to Intrepid, we raised our posted price for red granular potash to $390 per ton FBO Carlsbad effective March 1, 2010. This represented a $30 per ton increase. Our ability to achieve this increase will depend on the overall markets in the regions where we sell potash. It should be noted that our average net realized sales price is expected to be below this $390 posted price due to discounts and pricing variations in specific markets where we sell our products.

        Industrial demand for our standard potash also declined from historical levels due to a decrease in oil and gas drilling and continued delay in completion of oil and gas wells that was caused primarily by lower oil and gas commodity prices. Demand for standard potash was also impacted by some drillers experimenting with alternatives to standard potash or attempting to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs. Industrial demand for our standard product may correlate over the long-term with oil and gas pricing, drilling, and well completion activity. Through industry publications, we monitor the oil and gas drilling rig count in the United States as an indicator of activity. Currently, we expect the recovery in our industrial market to be gradual and one that may not return to the high levels experienced in 2007 and early 2008. We are taking steps to ensure we can convert more of our standard product to granular product that is more suitable for agricultural use, in order to ensure our sales mix can be quickly modified for changes in market conditions.

        The feed component of our sales remained steady, although its percentage of our overall sales mix changed. This was driven, not by a decrease in feed sales, but rather by a very robust level of agricultural sales of potash. The percentages of our potash sales volumes for each of our markets were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the three months ended March 31, 2010	86%	8%	6%
For the three months ended March 31, 2009	61%	22%	17%

  Trio™

        We began producing and marketing Trio™ in late 2005, and we are working to expand our production of this product to meet increasing demand, particularly for the granular-sized product. Trio™ is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio™ internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Increasing the awareness of the benefits of Trio™ is a focus of our marketing efforts. Sales of Trio™ on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period to period when compared to our domestic sales. Trio™ granular sales continued to be brisk during the first quarter of 2010 as we sold through our available inventory. We recently decided to move forward with a significant capital improvement project that is designed to increase our recoveries of langbeinite from approximately 35 percent to approximately 50 percent, while, at the same time, reducing process water usage and providing the flexibility to allow us to sell all of our Trio™ production into the granular market.

        The mix of our U.S. and export Trio™ sales volumes has changed as demand in the U.S. has remained strong for granular Trio™, while the export market for our standard-sized Trio™ product has lagged historical results. The percentages of our Trio™ sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods.

	United States	Export
Trio™ only
For the three months ended March 31, 2010	83%	17%
For the three months ended March 31, 2009	60%	40%

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio™ and are determined by the quantities of product we sell and the sales price we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator as it conveys the sales price of the product that we realize.

        During the first quarter of 2010, we sold more granular potash than we produced as the demand for potash has improved. This is the second consecutive quarter in which we have sold more product than we produced. We anticipated that there would be increased demand for granular potash when the market began to recover in late 2009, and, as a result, we built as much granular inventory as we could prior to the fourth quarter of 2009. By the end of the first quarter of 2010, we had sold through much of our granular inventories, which both generated cash flow and resulted in much of our higher cost inventory being reflected in cost of goods sold.

        The volumes of product we sell are determined by demand for our products and by our production capabilities. We manage our production levels as needed in response to market demand with a view toward managing inventory levels in the near term while ensuring that our balance sheet remains strong. Our profitability is directly linked to the sales price of our product, our production rates, and, to a lesser extent, to the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our operating strategy is to participate in the potash sales markets at market-based prices and to ramp-up production to full productive capacity levels, which, in turn, should lower our per ton costs and benefit our gross margins. Because of the location of our assets, we see different market prices throughout the United States and actively manage our sales to take advantage of the pricing available in individual markets.

        To some degree, we consider international prices in determining the prices at which we sell our products. Generally, we have benefited from the weakening U.S. dollar in prior periods. The potential impact of a weaker U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars upward in order to retain their local currency equivalent sales price, potentially allowing for increases in the average net realized prices we can obtain for our products. Mitigating the impact of a weaker U.S. dollar is the fact that our sales and costs are denominated in U.S. dollars; therefore, the change in the value of the U.S. dollar against other currencies has less of an effect on us as opposed to our competitors.

        Domestic pricing of our products is influenced by, among other things, the interaction of global supply and demand; ocean, land and barge freight rates; and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. Average net realized sales prices for the last five quarters are shown below. The average net realized sales prices are calculated by subtracting freight costs from gross sales revenue and then dividing this result by the number of tons sold. The factors driving the decrease in the average net realized sales price from the first quarter of 2009 to the first quarter of 2010 have been described previously. Because of these factors, a downward trend resulted in the market price of potash during 2009, and our average net realized sales price decreased as well, as reflected below. The outlook for pricing appears to be more stable at this time, though further changes in the near term are possible.

Average net realized sales price for the three months ended:	Potash	Trio™
	(Per ton)
March 31, 2010	$354	$167
December 31, 2009	$408	$190
September 30, 2009	$458	$246
June 30, 2009	$674	$338
March 31, 2009	$727	$330

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under authoritative GAAP with respect to inventory costing. In the quarters ended March 31, 2010, and 2009, we determined that approximately $0.5 million and $1.2 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. As a result, these costs have been excluded from our inventory value and instead expensed in the respective quarters. The result is an acceleration of the recognition of this expense and the exclusion of these costs from cost of sales. The assessment of normal production levels is highly judgmental and is unique to each quarter. We compared actual production relative to what we estimated could have been produced if we had not elected market-related shutdowns and lower operating rates in order to determine the abnormal cost adjustment. It should be noted that the amount of abnormal production costs expensed in the first quarter of 2010 was less than the amount expensed in the fourth quarter of 2009 by approximately $8.9 million because we recommenced full production at our facilities. The only location where we incurred an abnormal adjustment in the first quarter of 2010 was our Wendover operations, where we reduced production due to inventory constraints caused by lower demand for standard potash.

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. Many of our production costs are fixed, and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and chemicals that are variable, which make up approximately 20 percent of our cost base. Production-related costs increased by $6.2 million during the quarter ended March 31, 2010, compared to 2009. This overall increase resulted primarily from increased production volumes, therefore resulting in higher natural gas costs, contract labor costs, royalties incurred upon sales, labor expenses and supplies. These increased expenditures were partially offset by decreases in property tax, insurance costs, and an increase in by-product credits.

        Our labor and contract services costs in Carlsbad, New Mexico may continue to be influenced by the demand for skilled labor in the potash, oil and gas, and the nuclear waste storage industries.

        Production costs per ton are also impacted when our production levels change such as for annual maintenance turnarounds, mine development, or voluntary shutdowns to manage inventory levels. Excluding the effects of the direct expensing of costs associated with abnormally low production rates, our cash cost per ton decreased in the first quarter of 2010 relative to the first quarter of 2009. Our potash cash cost per ton, net of $8 per ton of by-product credits, was $199 per ton in the quarter ended March 31, 2010, compared to $238 per ton, net of $16 per ton of by-product credits, in the same quarter of 2009. The decrease in cash costs per ton resulted from higher operating rates. This trend toward lower cash costs per ton should continue in 2010 as we ramp up production at our West mine.

        Our normal production costs are first absorbed into inventory, and the inventory could take some time to turn over. We experienced higher sales volumes in the first quarter of 2010 compared to the first quarter of 2009, which resulted in the turnover of granular inventory that had a higher average production cost than our current tons due to lower operating rates in the past year. The sale of this inventory has caused a decrease in the carrying cost of our inventoried tons. With the recent uptick in demand, we have resumed a full production schedule at our West mine and are working to increase staffing to be able to run at full operating rates by mid-2010. However, due to the low unemployment levels in the Carlsbad area, we may not be able to hire enough qualified employees quickly enough to achieve our goal of running at full operating rates by mid-2010.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. In the three months ended March 31, 2010, and 2009, our royalty rate was 3.7 percent. We expect that future average rates will be relatively consistent with this rate.

  Income Taxes

        Intrepid is a subchapter C corporation and therefore is subject to federal and state income taxes on its taxable income. For the three month period ending March 31, 2010, our estimated annual effective rate was 39.3 percent compared to 38.1 percent during the corresponding period in 2009. Our estimated annual effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        For the three months ended March 31, 2010, our total tax expense was $7.7 million. This expense was comprised of $3.1 million of current income tax expense and $4.6 million of deferred income tax expense. For the three months ended March 31, 2009, our total tax expense was $15.2 million. Total tax expense in the first quarter of 2009 was comprised of $8.5 million of current income tax expense and $6.7 million of deferred income tax expense.

Operating Highlights

Three Months Ended March 31, 2010, and 2009

        Even with higher sales volumes, income before taxes for the three months ended March 31, 2010, and 2009, was $19.5 million and $39.9 million, respectively. The decrease in the comparable periods principally followed from lower average net realized sales prices per ton of both potash and Trio™. We sold 243,000 and 70,000 tons of potash and Trio™ in the three months ended March 31, 2010, as compared to 99,000 and 38,000 tons in the same period of 2009. The increase in sales volumes resulted from higher sales of potash due to rising demand from farmers because of improved economic and weather conditions, the decline in potash prices from their high point in 2009, and the need to replace the nutrients depleted by crops in 2008 and 2009 after lower potash fertilizer application rates in those periods. Industrial-grade potash sales volumes in the first quarter, however, were comparable to the same period in 2009, which represented a decrease from previous periods. The Trio™ sales volume increase was driven largely by increased domestic sales, which suggest an increase in general agricultural demand. Trio™ export shipments are comparatively large bulk sales that tend to vary when they take place throughout the year; therefore, the timing of these sales can lead to large variances in sales tons from quarter to quarter.

        Our production volume of potash in the first quarter of 2010 was 172,000 tons, or 35,000 tons more than in the first quarter of 2009 and 48,000 tons more than in the fourth quarter of 2009. Our production was primarily lower in 2009 due to actions we took to slow production in order to more closely align our supply with market demand and to manage our inventory. As demand has increased through the fourth quarter of 2009 and into 2010, we have been increasing our production.

        Our average net realized sales price of potash was $354 per ton ($390 per metric ton) in the three months ended March 31, 2010, as compared to $727 per ton in the three months ended March 31, 2009. The decrease in our average net realized sales price was the result of price reductions across our industry, including those by our international competitors following their settlements of new contracts at lower prices with large importing countries, such as China, India and Brazil. Given the significant changes in market demand during 2009, average prices have declined from the peak quarterly average of $762 per ton in the fourth quarter of 2008. The long-term trends in population growth and tight global food supplies have not changed materially as a result of the financial crisis, which leads us to believe that demand for potash should continue to increase in the future. Excluding costs associated with abnormal production, our potash gross margin as a percentage of net sales was 31 percent for the three months ended March 31, 2010, as compared to 60 percent in the three months ended March 31, 2009.

        In the first quarter of 2010, we directly expensed $0.5 million of costs related to abnormal production, and our cost of goods sold was $199 per ton, net of by-product credits. This compares to a per ton cost of goods sold for potash in the first quarter of 2009 of $238 per ton, net of by-product credits.

        Our cost of goods sold per ton of Trio™ decreased in the first quarter of 2010 relative to the first quarter of 2009, as we produced and sold more tons in the first quarter of 2010 relative to the same period in 2009. Therefore, costs were spread over more tons in 2010, lowering the costs of goods sold per ton for Trio™.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below.

	Three months ended
	March 31, 2010	March 31, 2009	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	172	137	35	26%

Langbeinite	57	42	15	36%

Sales volume (in thousands of tons):
Potash	243	99	144	145%

Trio™	70	38	32	84%

Gross sales (in thousands):
Potash	$91,375	$74,029	$17,346	23%
Trio™	15,984	14,872	1,112	7%

Total	107,359	88,901	18,458	21%
Freight costs (in thousands):
Potash	5,379	2,364	3,015	128%
Trio™	4,387	2,343	2,044	87%

Total	9,766	4,707	5,059	107%
Net sales (in thousands):
Potash	85,996	71,665	14,331	20%
Trio™	11,597	12,529	(932)	(7)%

Total	$97,593	$84,194	$13,399	16%

Potash statistics (per ton):
Average net realized sales price	$354	$727	$(373)	(51)%
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	199	238	(39)	(16)%
Depreciation, depletion and amortization	24	18	6	33%
Royalties	13	25	(12)	(48)%

Total potash cost of goods sold	236	281	(45)	(16)%

Warehousing and handling costs	9	11	(2)	(18)%

Average potash gross margin (exclusive of costs associated with abnormal production)	$109	$435	$(326)	(75)%

Trio™ statistics (per ton):
Average net realized sales price	$167	$330	$(163)	(49)%
Cost of goods sold (exclusive of items shown separately below)	119	143	(24)	(17)%
Depreciation, depletion and amortization	17	15	2	13%
Royalties	8	17	(9)	(53)%

Total Trio™ cost of goods sold	144	175	(31)	(18)%

Warehousing and handling costs	9	11	(2)	(18)%

Average Trio™ gross margin	$14	$144	$(130)	(90)%

*
On a per ton basis, by-product credits were $8 and $16 for the three month period ended March 31, 2010, and 2009, respectively. By-product credits were $2.0 million and $1.6 million for the three month period ended March 31, 2010, and 2009, respectively.

Outlook for the Remainder of 2010

        The publicly-announced settlements between Chinese buyers and BPC (Belarusian Potash Company) at $350 per metric ton CFR in December 2009, as well as the more recent publicly-announced deal between India and Canpotex in February 2010 at $370 per metric ton CFR, appears to have ended the recent global decline in potash price, abating the pricing volatility that began early in 2009. The latest settlements have brought potash prices back in line with other crop fertilizer prices, thus potentially setting the stage for a sustainable recovery in global demand. Strong North American sales volumes during the first quarter of 2010 have drawn producer inventories below the five-year average as of the end of March, even as fertilizer dealers seek to try to end the spring season with fertilizer inventories drawn down. The spring application season for farmers kicked off in earnest in April 2010, as favorable weather has allowed farmers to get into their fields to apply fertilizer. We expect some dealers will require additional product through the remainder of the spring season to restock, as their inventories will likely be drawn down. Our forward warehousing efforts will allow us to continue to sell effectively for the duration of the spring season. We anticipate that the remainder of 2010 will continue to be fairly normal by historical industry standards. Summer will likely be a slower period of demand; however, we believe some retailers will look to refill their stocks in anticipation of higher pricing in the fall. We expect fall application rates will be determined by the normal interaction of crop prices, fertilizer prices, and weather and could also be altered in response to any important market developments affecting the key factors listed earlier that impact fertilizer demand.

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

Potash Prices

        The commodity price for potash has been and will continue to be the most significant driver of the profitability of our business. As discussed earlier, prices have contracted from 2008 and 2009 levels, but this trend appears to have abated as pricing has improved modestly in some markets during the past month.

        Factors that may impact pricing for the remainder of 2010 include the amount and price at which China will continue buying during 2010, how much current and latent demand will be satiated at current prices, and whether increases in crop prices and other crop nutrients can be sustained. The current uptick in demand has allowed us to sell through the majority of our granular inventories, indicating a strong likelihood that our granular sales for the remainder of 2010 will match our granular production rates. The $30 per ton price increase we implemented March 1, 2010, has led to some higher-priced sales, but not all of our recent sales have been at this increased price.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long-term, demand for potash will return to, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental compliance, improve and modernize equipment, and increase productivity and recoveries in order to decrease per ton production costs. This focus on continuing to enhance the operational reliability of our production is particularly directed at our Carlsbad facilities with production efficiency and debottlenecking projects.

        As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In the three months ended March 31, 2010, we invested approximately $19.1 million in capital projects. Based on our expected pace of capital expenditures in 2010 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2010.

        We recently decided to move forward with a significant capital improvement project that is designed to increase our recoveries of langbeinite from approximately 35 percent to approximately 50 percent. As part of this project, we are investing in a plant to allow us the flexibility to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the robust granular market. In addition, this project should result in a reduction of our water usage as it relates to our langbeinite production facility and therefore eliminate the need to invest additional capital in water management equipment and storage capacity. The final engineering will commence in May 2010, followed by construction, with completion and operation of the project expected by the end of 2011. The total capital investment for this project is expected to be between $85 and $90 million.

        We continue to prepare for construction of the HB solar solution mine, a project to develop and build a solution mine combined with solar evaporation ponds. Project cost estimates remain in the range of $120 and $130 million. We expect to invest the bulk of this capital when we receive the necessary approvals and permits from the state and federal regulatory agencies. In January 2009, the Bureau of Land Management ("BLM") informed Intrepid that it has determined that an Environmental Impact Statement ("EIS") is required to evaluate the environmental impacts of the proposed HB solar solution mine. As a consequence, final permitting and approval of the HB solar solution mine has been delayed and capital expenditures for it deferred while the EIS is completed. We currently anticipate that the EIS process will be completed in the third or fourth quarter of 2011. Once the necessary regulatory permits and approvals are obtained, construction will begin and first production should result approximately twelve to eighteen months later, with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $6 million to $8 million for this project in 2010 that will be used for continued permit activities, engineering, and some advance purchases of materials.

        Total capital investment in 2010 is budgeted to be between $125 and $155 million. A breakdown of our capital investment plan includes approximately $40 to $46 million to replace assets needed to maintain production, $8 to $12 million to improve and modernize equipment, $65 to $85 million to increase productive capacity as described more fully below, and $12 million to continue the replacement of the East facility warehouse. A portion of the $12 million has already been reimbursed, and the remainder we expect to be reimbursed by our insurer. The 2010 capital program will be funded out of cash flow and existing cash on hand.

        The following are a few of the projects that are slated for investment and/or completion in 2010 to improve the overall reliability of the operations and increase productive capacity:

  •
  We completed the full commissioning of the underground horizontal stacker, storage, and hoisting system in the first quarter of 2010;

  •
  As mentioned previously, we will proceed with the langbeinite recovery project beginning in May 2010. Of the total capital investment for the project, approximately $3.3 million has been invested to date on engineering work, approximately $35 million will be invested during the remainder of 2010, and the balance will be invested in 2011. This project is a high priority due to the expected increase in langbeinite production due to higher recoveries from the same amount of ore throughput from the East facility, which is expected to result in a lower average cash cost structure at the East facility;

  •
  Complete the thickener installation at the East facility to improve potash recoveries. Construction is largely complete and commissioning began in April 2010;

  •
  Expand compaction capacity at the Moab facility allowing Intrepid to better adapt to market fluctuations associated with standard and coarse potash demands in order to better serve the agricultural market. The project cost is expected to range between $15 and $17 million;

  •
  Replace the wind-damaged warehouse capacity at the Carlsbad East facility for approximately $12 million. In addition, new warehouse capacity for $2 million is planned at Wendover to provide increased operational flexibility; and

  •
  Add new equipment, including miners and conveyors, to develop new mine panels at the Carlsbad mines at costs of approximately $7 to $8 million.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of March 31, 2010, we had cash, cash equivalents, and investments of $128.8 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $1.0 million in cash and $99.3 million in cash equivalent investments. The cash equivalents consisted of approximately $8.3 million in money market accounts or certificates of deposit with banking institutions, approximately $30.3 million in U.S. treasuries with daily liquidity, and approximately $60.7 million in U.S. Bank National Association ("U.S. Bank") commercial paper. We had no losses on our cash and cash equivalents during the first quarter of 2010, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of March 31, 2010, we had $13.6 million and $14.9 million, respectively, invested in short-term and long-term certificate of deposit and U.S. government agency bond investments.

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

	Three months ended
	March 31, 2010	March 31, 2009
	(In thousands)
Cash Flows from Operating Activities	$35,815	$16,542
Cash Flows from Investing Activities	$(25,100)	$(29,776)
Cash Flows from Financing Activities	$(176)	$(880)

Operating Activities

        Total cash provided by operating activities was $35.8 million for the three months ended March 31, 2010, compared to $16.5 million for the three months ended March 31, 2009. The $19.3 million increase in cash provided by operating activities in the first quarter of 2010 was due primarily to a decrease in product inventory because of robust sales during the quarter and a lower increase in trade accounts receivable because of better collections at the end of the first quarter of 2010 compared to 2009. These changes were offset by lower net income, a lower decrease in refundable income taxes, and a higher decrease in accounts payable, accrued liabilities and accrued employee compensation and benefits when comparing the first quarter of 2010 to 2009. The lower net income and lower product inventory are reflective of the recent business conditions in our industry, as producers are selling more products, although at much lower prices compared to early 2009, and therefore decreasing their inventories. For the three months ended March 31, 2010, inventories decreased $19.8 million relative to an increase of $6.4 million in the same period in 2009, reflecting the increase in demand for our products after the declines in application rates for much of 2009. The change in trade accounts receivable relative to the same period in 2009 further contributed to the overall increase in cash provided by operating activities, as trade accounts receivable increased $7.6 million in the first three months of 2010 relative to an increase of $22.5 million in the first three months of 2009.

Investing Activities

        Total cash used in investing activities was $25.1 million for the three months ended March 31, 2010, compared to $29.8 million for the three months ended March 31, 2009. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs decreased to $13.9 million in the first quarter of 2010, from $29.8 million in the first quarter of 2009, reflecting the attentive monitoring of our capital plan and the increased focus on ramping up production in the first quarter of 2010. For the three months ended March 31, 2010, we purchased $11.6 million of investments and received $0.5 million in proceeds from maturing investments.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility was available for use as of March 31, 2010.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility, we have left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the debt repayment. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of March 31, 2010, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of March 31, 2010, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $28.4 million and 5.16 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

        See the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is also included in Management's Discussion and

Analysis of Results of Operations and Financial Condition and the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

        As of March 31, 2010, we had contractual obligations totaling $74.1 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	Q2-Q4 2010	2011	2012	2013	2014	2015	More than 5 years
	(In thousands)
Operating lease obligations(1)	$23,983	$4,365	$5,101	$3,059	$2,837	$2,562	$1,339	$4,720
Purchase commitments(2)	200	200	—	—	—	—	—	—
Natural gas purchase commitments(3)	4,985	4,985	—	—	—	—	—	—
Pension obligations(4)	1,049	108	157	157	157	157	157	156
Asset retirement obligation(5)	32,252	—	—	—	—	—	—	32,252
Minimum royalty payments(6)	11,662	343	457	457	457	457	457	9,034

Total	$74,131	$10,001	$5,715	$3,673	$3,451	$3,176	$1,953	$46,162

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, 87.5 percent of which is priced at contractually fixed rates and 12.5 percent of which is priced at floating index-dependent rates, the latter being estimated based on forward rates as of April 20, 2010. Amounts are inclusive of estimated transportation costs and sales tax.

(4)
Minimum required pension contributions as estimated by our actuaries. Estimated contributions represent additional funds Intrepid expects to pay into the pension plan and excludes amounts Intrepid has placed in trust as plan assets to fund the pension obligation, as well as the future direct payments by the pension plan to participants.

(5)
We are obligated to reclaim and remediate lands which our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2015. Commitments shown are in today's dollars and are undiscounted.

(6)
Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

        Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.

Off-Balance Sheet Arrangements

        As of March 31, 2010, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2010, and 2009

Net Sales and Freight Costs

        Net sales of potash increased $14.3 million, or 20 percent, from $71.7 million for the three months ended March 31, 2009, to $86.0 million for the three months ended March 31, 2010; this change being the result of an increase in sales volume of 145 percent offset by a decrease in the average net realized sales price of $373 per ton, or 51 percent. An increase in the demand for potash and Trio™ resulted in a higher total volume of sales in the first quarter of 2010 compared to 2009 and resulted in the sell-off of inventories, including some higher cost inventory we had built throughout 2009. Our production volume of potash in the three months ended March 31, 2010, was 172,000 tons, or 35,000 tons more than in the first quarter of 2009. Our potash production was more in 2010 than in 2009 principally due to our decision to increase production to satisfy the more robust demand currently being experienced. During the first quarter of 2009, we shut down the West and East production facilities for two weeks each and continued to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of an effort to reduce production in response to lower demand. Our East production facility returned to normal production levels in the third quarter of 2009, and our West production facility is currently staffing up to enable us to produce closer to our current estimated productive capacity.

        Net sales of Trio™ decreased $0.9 million, or 7 percent, from $12.5 million for the three months ended March 31, 2009, to $11.6 million for the three months ended March 31, 2010, due to a 49 percent decrease in the average net realized sales price offset by an 84 percent increase in the volume of sales. Production of langbeinite increased 36 percent in the first quarter of 2010 compared to the same period in 2009, due primarily to our decision to increase production in order to better match granular-sized product supply to demand.

        Freight costs increased $5.1 million, or 107 percent, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due primarily to the significant increase in sales volume as well as increased movement of inventory to distribution warehouses. As usual, the mix of customers paying for their own freight affects the freight costs incurred by Intrepid and gross sales. We believe that our average net realized price is a more meaningful number to evaluate and compare product revenues.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

	Three months ended
	March 31, 2010	March 31, 2009	Change between Periods	% Change
Cost of sales (in millions)	$67.2	$34.3	$32.9	96%
Cost per ton of potash sold(1)	$236	$281	$(45)	(16)%
Cost per ton of Trio™ sold(2)	$144	$175	$(31)	(18)%

(1)
Per ton potash costs include $24 and $18 of depreciation expense in the first quarter of 2010 and 2009, respectively.

(2)
Per ton Trio™ costs include $17 and $15 of depreciation expense in the first quarter of 2010 and 2009, respectively.

        Total cost of goods sold per ton of potash decreased $45 per ton, or 16 percent, from $281 per ton for the three months ended March 31, 2009, to $236 per ton for the three months ended March 31, 2010. These results are exclusive of approximately $0.5 million and $1.2 million of production costs that were not absorbed into inventory in the first three months of 2010 and 2009, respectively, due to the determination that our production rates were abnormally low for these periods. The cost of sales numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in the first quarter of 2010 are the primary reason that cost of sales per ton declined relative to the comparable period in 2009.

        Total cost of goods sold of our Trio™ decreased $31 per ton, or 18 percent, from $175 per ton for the three months ended March 31, 2009, to $144 per ton for the three months ended March 31, 2010. Again, higher production rates thus far in 2010 compared to the same period in the prior year contributed to the lower per ton costs.

        Cost of goods sold increased $32.9 million, or 96 percent, from $34.3 million in the three months ended March 31, 2009, to $67.2 million in the three months ended March 31, 2010. The increase in the total expense was driven by the higher volumes sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Costs that changed materially during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, included increases in labor and contractor labor, natural gas, operating supplies, royalties, and depreciation.

        Labor and contractor costs increased $2.1 million, or 17 percent, in the first three months of 2010 due to increased labor following managed cut-backs in operating rates and contract projects during the first three months of 2009. Operating supplies also increased $0.5 million, or 24 percent, in the three months ended March 31, 2010, due to increased production volumes following these managed cut-backs in operations the first quarter of 2009.

        Natural gas costs increased $1.1 million, or 56 percent, in the three months ended March 31, 2010, due principally to higher market rates for this commodity. Higher rates drove $0.8 million of the increase, and higher volumes drove $0.5 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives in the first quarter of 2009 accounted for $0.2 million of the decrease in the expense from period to period.

        Royalty expense increased $0.5 million, or 16 percent, from the three months ended March 31, 2009, which relates to the increase in net sales. Other changes in cost of goods sold followed from increased depreciation and decreased insurance and property taxes.

Selling and Administrative Expenses

        Selling and administrative expenses decreased $0.2 million in the first quarter of 2010 as compared to the same period in 2009. This represents a 3 percent decrease from $6.8 million for the three months ended March 31, 2009, to $6.6 million for the three months ended March 31, 2010. The decrease largely related to a reduction in professional services in the first quarter of 2010 offset by higher stock compensation expense relative to the prior period.

Income Taxes

        Income taxes decreased by $7.5 million in the first quarter of 2010 as compared to the same period in 2009. Income taxes of $7.7 million were recognized in the three months ended March 31, 2010, at an estimated annual effective tax rate of 39.3 percent. Income taxes of $15.2 million were recognized in the three months ended March 31, 2009, at an estimated annual effective tax rate of 38.1 percent.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent

Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies since December 31, 2009.

Recent Accounting Pronouncements

        There are no recent accounting pronouncements that will have an impact on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Control over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)   Inherent Limitations on Effectiveness of Controls

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

        Potash Association of New Mexico v. United States Department of the Interior, et al.    We are not a party to this action, and it does not involve any claims against us. We are a member of the Potash Association of New Mexico ("PANM"), and in that capacity have participated in this action. On December 6, 2006, PANM filed a complaint in the U.S. District Court for the District of New Mexico challenging certain holdings of the Interior Board of Land Appeals ("IBLA") in IMC Kalium Carlsbad, Inc., et al., 170 IBLA 25 (2006) (we are not a party in IMC Kalium). IMC Kalium, which commenced July 29, 1992, involved appeals of the denial of 72 applications for permits to drill ("APDs") for oil and gas wells in the Potash Area, including approximately 40 APDs on our federal potash leases or adjacent areas of interest to us. The BLM denied these APDs between 1992 and 1994 under the applicable order of the Secretary of the Interior ("the Secretarial Order") relating to the Potash Area. Through its complaint, PANM appealed certain IBLA determinations as to how and to what extent the BLM may consider the potential impact of a proposed oil and gas well on the safety of potash miners when acting on an APD. On August 29, 2008, the U.S. District Court for the District of New Mexico issued an order dismissing the complaint without prejudice. The Court held that the IBLA's decision in IMC Kalium had the effect of remanding the APDs at issue for further review by the BLM and, therefore, did not constitute "final agency action" that was subject to judicial review. The Court found that the remand of the APDs to the BLM should proceed and that the BLM should process the APDs in conformity with the IBLA's decision in IMC Kalium. This decision may result in the BLM granting some or all of the APDs that are the subject of IMC Kalium, including those APDs that are on or near certain of our potash leases, and possibly other APDs that are on or near certain of our potash leases. If drilled, such wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells. On October 28, 2008, PANM appealed the District Court's dismissal order to the U.S. Court of Appeals for the Tenth Circuit. On March 2, 2010, the U.S. Court of Appeals for the Tenth Circuit issued an Order and Judgment in which it affirmed the district court's dismissal of the action. The Order and Judgment confirms that if the BLM approves any of the 72 APDs at issue, PANM may challenge those APDs on the basis of the arguments asserted in the district court action, to the extent applicable, and on any other basis provided by law.

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

        Protests of Pending APDs.    As of March 31, 2010, Intrepid maintains protests against approximately 74 additional APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. Intrepid's protests are based on the arguments advanced in the proceedings described above and additional arguments, including that the proposed drilling presents an unacceptable safety hazard to our underground potash operations. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The de novo hearing before the OCC occurred on April 21-23, 2010. The OCC took the matter under advisement, pending further submittals to the OCC.

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

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as supplemented below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in laws and regulations affecting the mining industry and changes in enforcement practices could have an adverse effect on our operations and business.

        Our operations are subject to extensive laws and regulations, including the Occupational Safety and Health Act ("OSHA"), the Mine Safety and Health Act ("MSHA"), and related state statutes and regulations. As a result of the mine explosion that occurred on April 5, 2010, at the Upper Big Branch Mine in West Virginia, it is possible that new laws and regulations could be enacted by MSHA, OSHA or other regulatory bodies. In addition, it is possible that enforcement of existing laws and regulations may become more stringent. Any changes in laws, regulations, or enforcement practices could have an adverse effect on our operations and business.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2010, through January 31, 2010	—	—	—	N/A
February 1, 2010, through February 28, 2010	8,724	$27.51	—	N/A
March 1, 2010, through March 31, 2010	—	—	—	N/A

(1)
Represents shares of common stock delivered to Intrepid as payment of withholding taxes due upon the vesting of awards of restricted common stock held by Intrepid employees.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    [REMOVED AND RESERVED]

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: May 4, 2010	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: May 4, 2010	/s/ DAVID W. HONEYFIELD David W. Honeyfield Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)