Form 10-Q
period 2010-06-30
Intrepid Potash, Inc.
filed 2010-08-05
CIK 1421461

Use these links to rapidly review the document
INTREPID POTASH, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes    ☐ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of July 31, 2010, 75,100,546 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$98,009	$89,792
Short-term investments	17,850	11,155
Accounts receivable:
Trade, net	12,263	19,169
Other receivables	816	471
Refundable income taxes	2,450	9,364
Inventory, net	50,563	61,949
Prepaid expenses and other current assets	2,054	2,632
Current deferred tax asset	6,873	9,807

Total current assets	190,878	204,339

Property, plant, and equipment, net of accumulated depreciation of $53,780 and $41,787, respectively	237,709	221,403
Mineral properties and development costs, net of accumulated depletion of $7,844 and $7,174, respectively	33,306	33,929
Long-term parts inventory, net	7,280	7,149
Long-term investments	20,446	6,189
Other assets	5,388	5,532
Non-current deferred tax asset	286,219	290,449

Total Assets	$781,226	$768,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$9,203	$13,523
Related parties	197	129
Accrued liabilities	10,872	12,403
Accrued employee compensation and benefits	8,999	7,028
Other current liabilities	1,525	2,849

Total current liabilities	30,796	35,932

Asset retirement obligation	8,981	8,619
Deferred insurance proceeds	10,124	10,124
Other non-current liabilities	5,246	5,093

Total Liabilities	55,147	59,768

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,100,546 and 75,037,124 shares outstanding at June 30, 2010, and December 31, 2009, respectively	75	75
Additional paid-in capital	557,780	556,328
Accumulated other comprehensive loss	(732)	(689)
Retained earnings	168,956	153,508

Total Stockholders' Equity	726,079	709,222

Total Liabilities and Stockholders' Equity	$781,226	$768,990

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$64,318	$73,392	$171,677	$162,293
Less:
Freight costs	5,573	4,122	15,339	8,829
Warehousing and handling costs	2,317	2,098	5,041	3,627
Cost of goods sold	41,416	26,596	108,670	60,909
Costs associated with abnormal production	—	5,179	470	6,374
Other	271	—	540	—

Gross Margin	14,741	35,397	41,617	82,554
Selling and administrative	7,969	7,763	14,582	14,546
Accretion of asset retirement obligation	176	173	352	341
Other	305	589	473	577

Operating Income	6,291	26,872	26,210	67,090
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(478)	251	(1,032)	48
Interest income	177	15	273	32
Insurance settlements in excess of property losses	—	(2)	—	(16)
Other income	102	323	148	182

Income Before Income Taxes	6,092	27,459	25,599	67,336
Income Tax Expense	(2,490)	(13,023)	(10,151)	(28,219)

Net Income	$3,602	$14,436	$15,448	$39,117

Weighted Average Shares Outstanding:
Basic	75,085,873	75,017,097	75,064,966	74,996,419

Diluted	75,125,620	75,030,347	75,128,691	75,006,579

Earnings Per Share:
Basic	$0.05	$0.19	$0.21	$0.52

Diluted	$0.05	$0.19	$0.21	$0.52

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	75,037,124	$75	$556,328	$(689)	$153,508	$709,222
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(43)	—	(43)
Net income	—	—	—	—	15,448	15,448

Total comprehensive income						15,405

Stock-based compensation	9,312	—	2,115	—	—	2,115
Excess income tax benefit from stock based compensation	—	—	64	—	—	64
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	54,110	—	(727)	—	—	(727)

Balance, June 30, 2010	75,100,546	$75	$557,780	$(732)	$168,956	$726,079

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$15,448	$39,117
Deferred income taxes	7,164	18,033
Insurance reimbursements	—	16
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	13,226	7,747
Stock-based compensation	2,115	1,287
Unrealized derivative gain	(117)	(1,215)
Other	484	577
Changes in operating assets and liabilities:
Trade accounts receivable	6,906	(3,827)
Other receivables	(345)	(279)
Refundable income taxes	6,914	3,386
Inventory	11,255	(14,169)
Prepaid expenses and other assets	594	1,728
Accounts payable, accrued liabilities and accrued employee compensation and benefits	5,366	(1,492)
Other liabilities	(1,115)	465

Net cash provided by operating activities	67,895	51,374

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	—	1,984
Additions to property, plant, and equipment	(37,683)	(44,461)
Additions to mineral properties and development costs	(381)	(4,779)
Purchases of investments	(23,638)	(751)
Proceeds from investments	2,687	—
Other	—	16

Net cash used in investing activities	(59,015)	(47,991)

Cash Flows from Financing Activities:
Restricted stock used for employee tax withholding upon vesting	(727)	(1,283)
Other	64	—

Net cash used in financing activities	(663)	(1,283)

Net Change in Cash and Cash Equivalents	8,217	2,100
Cash and Cash Equivalents, beginning of period	89,792	116,573

Cash and Cash Equivalents, end of period	$98,009	$118,673

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest, including settlements on derivatives	$1,095	$793

Income taxes	$(4,142)	$6,800

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid," "we," "us," or "our") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in the production of sulfate of potash magnesia which is marketed for sale as Trio™. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation lake brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potassium-related products, and its operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at June 30, 2010, and for all periods presented.

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

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, the valuation of equity awards, the valuation of derivative financial instruments, and effective tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant, and equipment, as well as depreciation expenses.

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment In cases where the final price is determined upon resale of the product by the customer, revenue recognition is deferred until the final sales price is known.

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

        Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Intrepid models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.

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

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at June 30, 2010, were $1.4 million in cash and $96.6 million in cash equivalent investments, which consisted of money market accounts or certificates of deposit with banking institutions for $10.2 million, U.S. treasuries with daily liquidity of approximately $30.3 million, and U.S. Bank National Association ("U.S. Bank") overnight commercial paper of approximately $56.1 million.

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions, which have been classified as financial instruments, and U.S government agency taxable bonds, which have been classified as held-to-maturity debt securities. Short-term investments on the consolidated balance sheet have remaining maturities to Intrepid less than or equal

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to one year, and investments classified as long-term on the consolidated balance sheet have remaining maturities to Intrepid greater than one year. These investments are carried on the consolidated balance sheet at cost, net of amortized premiums or discounts paid. Amortized cost for the U.S. government agency taxable bonds was approximately $20.0 million at June 30, 2010, and zero at December 31, 2009. The fair value of Intrepid's investments at June 30, 2010, and December 31, 2009, approximated their carrying amounts. Fair value is assessed using a market-based approach.

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

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended June 30, 2010, and 2009, a weighted average of 138,512 and 179,004 non-vested shares of restricted common stock and 233,291 and 174,229 stock options, respectively, were anti-dilutive and therefore were not included in the

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—EARNINGS PER SHARE (Continued)

diluted weighted average share calculation. For the six months ended June 30, 2010, and 2009, a weighted average of 129,253 and 189,222 non-vested shares of restricted common stock and 174,013 and 113,446 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$3,602	$14,436	$15,448	$39,117

Basic weighted average common shares outstanding	75,086	75,017	75,065	74,996
Add: Dilutive effect of non-vested restricted common stock	31	13	51	10
Add: Dilutive effect of stock options outstanding	9	—	13	—

Diluted weighted average common shares outstanding	75,126	75,030	75,129	75,006

Earnings per share:
Basic	$0.05	$0.19	$0.21	$0.52

Diluted	$0.05	$0.19	$0.21	$0.52

Note 5—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of June 30, 2010, and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Product inventory	$33,221	$46,916
In-process mineral inventory	7,151	6,801
Current parts inventory	10,191	8,232

Total current inventory	50,563	61,949
Long-term parts inventory	7,280	7,149

Total inventory	$57,843	$69,098

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Buildings and plant	$48,780	$46,547
Machinery and equipment	157,016	127,792
Vehicles	7,894	7,796
Office equipment and improvements	13,047	12,896
Ponds and land improvements	5,234	5,193
Construction in progress	59,255	62,736
Land	263	230
Accumulated depreciation	(53,780)	(41,787)

	$237,709	$221,403

Mineral properties and development costs	$40,487	$41,103
Construction in progress	663	—
Accumulated depletion	(7,844)	(7,174)

	$33,306	$33,929

Water rights in "Other Assets"	$2,670	$2,670
Accumulated depletion	(156)	(139)

	$2,514	$2,531

        "Mineral properties and development costs" include accumulated costs of approximately $1.3 million as of June 30, 2010, and December 31, 2009, associated with the presently idled HB Solar Solution Mine. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution Mine also includes approximately $29.3 million and $27.2 million as of June 30, 2010, and December 31, 2009, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah. With respect to such permits and approvals, Intrepid recently received a ground water discharge permit from the New Mexico Environment Department.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Depreciation	$6,196	$3,804	$12,078	$6,874
Depletion	260	223	685	421
Amortization	55	55	111	111
Accretion	176	173	352	341

Total	$6,687	$4,255	$13,226	$7,747

Note 7—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. There were no amounts outstanding under the senior credit facility as of June 30, 2010, or December 31, 2009.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility as of June 30, 2010.

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

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Asset retirement obligation—beginning of period	$8,805	$8,306	$8,619	$8,138
Changes in estimated obligations	—	187	10	187
Accretion of discount	176	173	352	341

Total asset retirement obligation—end of period	$8,981	$8,666	$8,981	$8,666

        The undiscounted amount of asset retirement obligation is $32.3 million as of June 30, 2010, and there are no significant payments expected to take place in the next five years.

Note 9—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid's performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. Intrepid accrues cash bonus expense related to the current year's performance. There is approximately $2.3 million of cost accrued for the year-to-date period ended June 30, 2010.

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of June 30, 2010, there were a total of 229,939 shares of non-vested restricted common stock outstanding and 290,072 outstanding stock options. As of June 30, 2010, there were approximately 4.2 million shares of common stock available for issuance under the 2008 Plan.

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 3,104 shares of common stock in May 2010 to each of the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2011 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately.

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

        Through June 30, 2010, there have been multiple grants of non-vested restricted common stock. Grants made at the time of the initial public offering ("IPO") either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or, in the case of the grant made to one executive officer, vest on a graded schedule through February 2011. The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historical service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time to time to newly-hired employees; these awards have typically had a two to four-year vesting schedule. In the first quarters of 2010 and 2009, the Compensation Committee of Intrepid's Board of Directors approved awards of non-vested restricted common stock to Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards was $0.7 million for each of the quarters ended June 30, 2010, and 2009. For the six months ended June 30, 2010, and 2009, total compensation expense was $1.4 million and $1.0 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of June 30, 2010, there was $5.6 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2013.

        A summary of Intrepid's non-vested restricted common stock activity for the period from December 31, 2009, to June 30, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	257,339	$28.98
Granted	66,443	25.47
Vested	(81,082)	28.93
Forfeited	(12,761)	30.47

Non-vested restricted common stock, at end of period	229,939	$27.91

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of Intrepid's Board of Directors approved the award of non-qualified stock options in the first quarters of 2010 and 2009 to Intrepid's executive management and other selected employees under an annual awards program. One-third of each stock option award vests on each of the three anniversary dates of the grant. Options granted in 2010 and 2009 have exercise prices of $25.47 and $20.80, respectively, per share for Intrepid's common stock and a ten-year option life. In measuring compensation expense for these grants of options, Intrepid estimated the fair value of the awards on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

        The following assumptions were used to compute the weighted average fair value of options granted in the periods presented:

	Six months ended
	June 30, 2010	June 30, 2009
Risk free interest rate	2.7%	1.8%-2.0%
Dividend yield	—	—
Estimated volatility	57%	44%
Expected option life	6 years	5 years

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

        For the quarters ended June 30, 2010, and 2009, Intrepid recognized stock-based compensation related to stock options of approximately $242,000 and $108,000, respectively. For the six months ended June 30, 2010, and 2009, total compensation expense was $462,000 and $144,000, respectively. As of June 30, 2010, there was $2.2 million of total remaining unrecognized compensation expense

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

related to unvested non-qualified stock options that will be expensed through 2013. A summary of Intrepid's stock option activity for the six months ended June 30, 2010, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	174,229	$20.80			$8.39
Granted	120,473	25.47			14.05
Exercised	—	—			—
Forfeited	(4,630)	23.02			10.92

Outstanding non-qualified stock options, at end of period	290,072	$22.70	$—	9.1	$10.70

Vested or expected to vest, end of period	266,584	$22.69	$—	9.1	$10.68

Exercisable non-qualified stock options, at end of period	58,090	$20.80	$—	8.7	$8.39

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10—INCOME TAXES

        For the three and six months ended June 30, 2010, income tax expense was $2.5 million and $10.2 million and the effective tax rates were 40.9 percent and 39.7 percent, respectively. For the three and six months ended June 30, 2009, income tax expense was $13.0 million and $28.2 million and the effective tax rates were 47.4 percent and 41.9 percent, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three and six month periods ended June 30, 2010, and 2009, differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the estimated effect of the domestic production activities deduction and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands).

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Current portion of income tax (benefit) expense	$(141)	$1,720	$2,987	$10,186
Deferred portion of income tax expense	2,631	11,303	7,164	18,033

Total income tax expense	$2,490	$13,023	$10,151	$28,219

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—INCOME TAXES (Continued)

        At June 30, 2010, there were no material uncertain tax positions that would impact Intrepid's effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

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

        Reclamation Deposits & Surety Bonds—As of June 30, 2010, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $6.2 million was secured by surety bonds issued by an insurer.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability included in accrued liabilities was approximately $1.2 million as of June 30, 2010, and $1.0 million as of December 31, 2009.

        Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of June 30, 2010, and has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—COMMITMENTS AND CONTINGENCIES (Continued)

        Rental and lease expenses follow for the indicated periods (in thousands):

2010
For the three months ended June 30, 2010	$1,749
For the six months ended June 30, 2010	$3,484
2009
For the three months ended June 30, 2009	$1,502
For the six months ended June 30, 2009	$3,017

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. After conclusion of the state's audit, Intrepid will receive notification that the state will grant all, or a portion, of the amount on the application forms. If the state does approve all, or a portion, of the credit, it is anticipated that Intrepid will record a portion as a reduction of capital costs, inventory value, and other income. It is anticipated that the completion of state review and subsequent issuance of any approved refundable credit to Intrepid will occur sometime in 2010. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's consolidated financial statements as of and for the six months ended June 30, 2010.

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

  Interest Rates

        Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Forward LIBOR-based contracts reduced the predecessor's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its IPO, it has not yet closed its positions in the derivative financial instruments that were also assumed from the predecessor.

        A tabular presentation of the outstanding interest rate derivatives as of June 30, 2010, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at June 30, 2010.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	June 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,193	Other current liabilities	$1,539
Interest rate contracts	Other non-current liabilities	1,649	Other non-current liabilities	1,419

Total derivatives not designated as hedging instruments	Net liability	$2,842	Net liability	$2,958

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Three months ended		Six months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest rate contracts:
Realized loss	Interest expense	$(412)	$(365)	$(958)	$(634)
Unrealized gain	Interest expense	28	716	117	928

Total gain (loss)	Interest expense	$(384)	$351	$(841)	$294

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$(130)	$—	$(448)
Unrealized gain	Cost of goods sold	—	130	—	287

Total loss	Cost of goods sold	$—	$—	$—	$(161)

        Please see Note 13—Fair Value Measurements for a description of how the above financial instruments are valued.

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at June 30, 2010, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at June 30, 2010.

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010, (in thousands):

		Fair Value at Reporting Date Using
	6/30/10	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(2,842)	$—	$(2,842)	$—

Total	$(2,842)	$—	$(2,842)	$—

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

which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of June 30, 2010, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 14—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $300,000 to the Pension Plan in 2010, $78,000 of which has been paid through June 30, 2010.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	51	50	101	100
Expected return on assets	(42)	(35)	(84)	(70)
Amortization of transition obligation/(asset)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	21	27	42	54

Net periodic benefit cost	$30	$42	$59	$84

Note 15—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East facility in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through June 30, 2010, Intrepid had received $32.5 million of insurance settlement payments on the related claim; $10.1 million of this was received during 2009 and has been recorded as "deferred insurance proceeds" on the balance sheet at June 30, 2010, pending the insurer's final agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in "Insurance settlements in excess of property losses" as settlements are agreed upon. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior periods, as they represented final settlements with the insurer.

Note 16—RELATED PARTIES

        Intrepid has entered into the transactions described below with Robert P. Jornayvaz III ("Mr. Jornayvaz"), Intrepid Production Corp. ("IPC"), which is owned and controlled by Mr. Jornayvaz, Hugh E. Harvey, Jr. ("Mr. Harvey"), Harvey Operating and Production Company ("HOPCO"), which is owned and controlled by Mr. Harvey, and other entities affiliated with Messrs. Jornayvaz and Harvey identified below. Messrs. Jornayvaz and Harvey are employees, directors and significant stockholders of Intrepid.

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

        In the three and six months ended June 30, 2010, Intrepid incurred dry-lease charges of approximately $28,000 and $68,000, respectively, for BH and $154,000 and $331,000, respectively, for IPH. In the three and six months ended June 30, 2009, Intrepid incurred dry-lease charges of approximately $160,000 and $222,000, respectively, for BH and $370,000 and $557,000, respectively, for IPH. As of June 30, 2010, and December 31, 2009, accounts payable balances were zero and $67,000, respectively, due to BH and $150,000 and $23,000, respectively, due to IPH.

        Sublease of Office Space from Intrepid—Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of Intrepid's headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz is a trustee. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases its office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space. The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of one hundred twenty-three (123) months. As of June 30, 2010, and December 31, 2009, there were net related party accounts payable balances due to IPC for $12,000 and $16,000, respectively, due to prepayments and refundable deposits related to these arrangements. As of June 30, 2010, and December 31, 2009, there was a net related party accounts payable balance due to the LARRK Foundation for $3,000, due to prepayments and refundable deposits related to these arrangements. The rent amounts due from IPC and the LARRK Foundation are billed on a monthly basis and recognized as a receivable due within 30 days.

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

        As of June 30, 2010, and December 31, 2009, there were net related party accounts payable balances due to IOG for $32,000 and $20,000, due to prepayments made by IOG. Intrepid's billings to IOG are on a monthly basis and are recognized as a receivable from IOG with collection due within 30 days. In the three and six months ended June 30, 2010, Intrepid's billings to IOG were approximately $1,000 and $66,000, respectively. In the three and six months ended June 30, 2009, Intrepid's billings to IOG were approximately $13,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue," the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio™; operational difficulties at our facilities; the ability to hire and retain qualified employees; changes in demand and/or production of potash or Trio™/langbeinite; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including, but not limited to, the development of the HB Solar Solution Mine and the further development of our langbeinite recovery assets; changes in the prices of our raw materials, including, but not limited to, the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Quarterly Report on Form 10-Q.

        Unless expressly stated otherwise or the context otherwise requires, the terms "we," "our," "us," and "Intrepid" refer to Intrepid Potash, Inc. and its subsidiaries. Unless expressly stated otherwise or the context otherwise requires, references to "tons" in this Quarterly Report on Form 10-Q refer to short tons. One short ton equals 2,000 pounds. One metric ton, which many of our international competitors use, equals 1,000 kilograms or 2,204.68 pounds.

Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio™ or Intrepid Trio® when we refer to sales. Our revenues are generated exclusively from the sale of potash and Trio™. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption and 9.8 percent of annual U.S. consumption. We are one of two producers of langbeinite, a low-chloride fertilizer that is well-suited for chloride-sensitive crops and has the added benefit of sulfur and magnesium. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce 910,000 tons of potash and 210,000 tons of langbeinite annually. We own two development assets in New Mexico—the HB Solar Solution Mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

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

	Contribution from Potash Sales
	Net Sales	Gross Margin
2010
For the three months ended June 30, 2010	83%	99%
For the six months ended June 30, 2010	86%	97%
2009
For the three months ended June 30, 2009	78%	84%
For the six months ended June 30, 2009	82%	87%

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

        An unprecedented decline in the agricultural demand for potash began in the fall of 2008 and persisted through much of 2009. The demand for fertilizer, however, began a recovery late in 2009. This recovery was driven by several factors. Agricultural commodity prices stabilized at economically beneficial prices for farmers, and potash price negotiations between potash producers and large international buyers in China and India were concluded for standard potash, which provided some actual pricing points as a reference for other buyers and sellers in the potash industry. We also believe farmers became concerned about the risk of yield losses resulting from large cuts in fertilizer applications during the prior two growing seasons. Our sales into the agricultural sector during 2010 thus far have been more in line with historical sales levels, with strong sales during the spring fertilizer application season followed by a typical lull during the summer growing season. We expect the fall fertilizer application season to be consistent with historical fall application levels.

        In the first quarter of 2010, sales volumes of potash were higher than any quarter in the last two years as dealers and retailers prepared for the spring application season. Second quarter sales contracted, as is typical after a strong spring fertilizer application season, as dealers waited to start replenishing inventories for the fall season in order to see how pricing developed. Dealers generally decided to avoid carrying inventory during the summer until summer price incentive programs went into effect in early July. As a result, during July we have seen an increase in sales orders in anticipation of the fall fertilizer application which reinforces our view that we are currently in a more historically normal agricultural seasonal sales pattern. Often, after the spring fertilizer application season and before fertilizer product is needed for the fall, producers offer their customers discounts or lower pricing to incentivize purchasing during the summer growing season. This practice occurred again this year, resulting in an uptick in demand beginning early in the third quarter. Historically, these lower summer price incentive programs have been offered by producers only for a limited time in order to correspond with the beginning of the fall fertilizer season.

        Over the long-term, we believe that domestic apparent consumption of fertilizers will return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic apparent consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative factors.

        We realized a $22 per ton increase in our average net realized sales price for potash in the second quarter of 2010 compared to the first quarter of 2010. The average net realized sales prices are calculated by subtracting freight costs from gross sales revenue and then dividing this result by the number of tons sold. However, as a result of the summer price incentive programs instituted by some of our competitors and our intention to compete at those price levels in certain geographic areas, we expect that we will realize a decrease in our average net realized sales price in the third quarter, as compared to the second quarter of this year, of approximately $35 per ton. Our belief is that the agricultural market has returned to a more historically normal sales cycle, and, as a result, we will market our product to continue to strive to achieve a higher average net realized sales price than our Canadian competitors, as reflected in the average $74 per ton advantage we achieved in the second quarter of 2010.

        Industrial demand for our standard-sized potash increased, as we sold 43 percent more in sales volumes into this market in the second quarter of 2010 compared to a year ago, yet demand remains below the levels experienced during 2007 and 2008, due to continued lower levels of oil and especially gas drilling in the markets we serve. In addition, some drillers have switched to alternatives to standard potash or have attempted to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs. We believe that potash is the most effective clay inhibitor available, and we are promoting potash as the drilling fluid additive of choice in our traditional industrial markets and working with our key customers to find ways to stimulate demand. The market for the industrial standard potash used in fracture fluids is somewhat regional, and we have experienced differences in demand for our product with respect to the markets served by our Carlsbad operations and our Utah operations. Our Carlsbad operations, which predominately serve Texas, Oklahoma, Louisiana, and New Mexico, have experienced higher sales in comparison to the level of sales of standard potash from our Utah operations. The relatively lower natural gas prices in the Rocky Mountain region, together with a decreased level of permitting for oil and gas wells in the Colorado, Utah, and Wyoming areas, have resulted in a significantly lower level of sales of standard-sized potash than we have seen historically, and an accumulation of standard-sized potash inventory has occurred at our Utah facilities.

        We expect that industrial demand for our standard product will correlate over the long-term with oil and gas pricing, drilling, and well completion activity. Through industry publications, we monitor the oil and gas drilling rig count in the United States as an indicator of drilling activity. In order to address the accumulation of standard-sized inventory at our Utah operations, we are taking steps to ensure we can convert more of our standard product to granular product, for sale into the agricultural market, by running our compactor in Moab seven days a week through the summer evaporation season. The compaction process takes standard-sized potash product and, through the use of heat and pressure, granulates it to produce what is commonly referred to as granular-sized potash product. We are also proceeding with the installation of the new Moab compaction facility that will be able to granulate all of our annual potash production at Moab in order to ensure our production mix can be modified, as needed, to meet demand in the agricultural, industrial, and feed markets that we serve. We expect the new Moab compaction facility to be operational in early 2011.

        The tons of product sold to our feed markets remained steady during the second quarter of 2010, although its percentage of our overall sales mix changed when compared to the same period in 2009. This was driven, not by a decrease in feed sales, but rather by a stronger overall sales market for potash. The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2010
For the three months ended June 30, 2010	72%	18%	10%
For the six months ended June 30, 2010	81%	12%	7%
2009
For the three months ended June 30, 2009	63%	20%	17%
For the six months ended June 30, 2009	62%	21%	17%

  Trio™

        We began producing and selling langbeinite in late 2005 and have been marketing it as Trio™ since 2007. We have approved a capital project to expand our production to meet increasing demand, particularly for the granular-sized Trio™ product. Trio™ is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio™ internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Increasing the awareness of the benefits of Trio™ is a focus of our marketing efforts. Sales of Trio™ on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period to period when compared to our domestic sales. Sales of our granular-sized Trio™ product continued to be solid during the second quarter of 2010 as we sold through our available inventory. In early May 2010, the Board of Directors approved a capital project to expand our production of langbeinite to meet increasing demand, particularly for the granular-sized Trio™ product. This capital project is designed to increase our recoveries of langbeinite from approximately 35 percent to approximately 50 percent, while, at the same time, reducing process water usage and providing us the flexibility to produce a smoother premium granulated, or prilled, product, thereby allowing us to sell all of our production into the granular market.

        Demand for granular Trio™ continues to be robust, and we expect Trio™ sales demand will exceed our production for the next few quarters, resulting in the need to sell our granular product on an allocated basis. Part of the reason that we need to allocate tonnage to our Trio™ customers is that during July 2010, we shut down our langbeinite plant at our East facility for a total of 14 days due to unusually heavy rainfall. The Carlsbad, New Mexico region received approximately nine inches of rain during late June and July 2010. For perspective, average total precipitation in Carlsbad is approximately 14 inches per year, and the recent rains put Carlsbad on track to have one of the five wettest years on record since 1912. This aberrant weather in Carlsbad highlights the importance of our Langbeinite Recovery Improvement Project, which is designed to reduce our freshwater usage in the production of langbeinite, thereby reducing the risk of impacts from significant or unusual weather events like those just experienced. The recent weather event caused us to curtail langbeinite production so that we could reduce our water consumption, maintain the brine storage capacity of our tailings ponds, and preserve some additional pond storage capacity for future rainfall. Langbeinite production did resume during portions of July. We are currently operating at the East facility, yet we will be subject to the impact of any significant precipitation levels until the new plant is operational. In the interim, we have committed additional resources to the already ongoing construction of increased storm water management capacity and are making improvements in storm water controls to minimize weather exposure until the benefits of the Langbeinite Recovery Improvement Project are realized.

        Our Trio™ product is marketed domestically and internationally. In contrast, virtually all of our potash is sold in the United States. The mix of our U.S. and export Trio™ sales volumes has changed as domestic demand has remained strong for granular-sized Trio™ product, while the export market for our standard-sized Trio™ product has lagged the strong results experienced in 2007 and 2008. As the export market for granular Trio™ has been strengthening, we have elected only to take selected opportunities of these sales as domestic product sales of granular Trio™ yield a higher average net realized sales price. International standard Trio™ customers are slowly converting to granular customers as the technology for spreading fertilizer develops internationally. While we did have some significant export sales of standard Trio™ during the second quarter of 2010, we expect that future growth in Trio™ demand will be primarily for granular-sized product. During the six months ended June 30, 2010, 17 percent of our gross sales dollars were related to Trio™, and, of that 17 percent, 27 percent were export sales, resulting in less than five percent of our overall gross sales being sold outside the United States. The percentages of our Trio™ sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods.

	United States	Export
Trio™ only
2010
For the three months ended June 30, 2010	55%	45%
For the six months ended June 30, 2010	70%	30%
2009
For the three months ended June 30, 2009	75%	25%
For the six months ended June 30, 2009	68%	32%

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio™ and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator as it conveys the sales price of the product that we realize.

        During the second quarter of 2010, we began to accumulate a modest amount of granular potash inventory in anticipation of the upcoming fall fertilizer application season. In addition to the rail orders that were generated in July, our commitment to supply our consignment warehouse customers and ongoing truck demand will come close to depleting existing granular inventories and production through the end of the third quarter. We are compacting product at full capacity at all of our facilities to prepare for the fall season. The volumes of product we sell are determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward managing inventory levels in the near term while ensuring that our balance sheet remains strong. At the current time, we are working to produce at maximum rates relative to staffing levels, mining rates, and plant capacities, while also balancing the needs for scheduled downtime for larger maintenance turnaround projects. Our profitability is directly linked to the sales price of our product, our production rates, and, to a lesser extent, the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our current operating strategy is to participate in the potash sales markets at market-based prices and to ramp-up production to full productive capacity levels, which, in turn, is intended to lower our per ton costs and improve our gross margins. Because of the location of our assets and the regional markets we serve, we see different market prices throughout the United States and actively manage our sales to take advantage of the pricing available in different regions.

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

        Domestic pricing of our products is influenced by, among other things, the pricing established by the Canadian producers and other large world producers, the interaction of global supply and demand, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. The $30 per ton price increase that we implemented during the first quarter resulted in an increase in our average net realized sales price from the first quarter to the second quarter of 2010. As previously mentioned, we expect our average net realized sales price to decrease in the third quarter as a result of the summer price incentive programs instituted by some of our competitors and our intention to compete at these lower prices in certain geographic areas. Relative to a year ago, the outlook for pricing appears to be less volatile at this time, as our most significant domestic competitors have publicly announced that their summer price incentive programs will end approximately October 1, 2010, and prices will likely return to levels near those experienced this past spring. The table below demonstrates the progression of our average net realized sales price for potash and Trio™ in 2009 and 2010.

Average net realized sales price for the three months ended:	Potash	Trio™
	(Per ton)
June 30, 2010	$376	$162
March 31, 2010	$354	$167
December 31, 2009	$408	$190
September 30, 2009	$458	$246
June 30, 2009	$674	$338
March 31, 2009	$727	$330

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under authoritative accounting principles generally accepted in the United States ("GAAP") with respect to inventory costing. In the first quarter of 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. There was no such adjustment made in the second quarter of 2010 as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of sales elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter. We compared actual production relative to what we estimated could have been produced if we had not elected market-related shutdowns and lower operating rates in order to determine the abnormal cost adjustment. The staffing programs at our Carlsbad mines have allowed us to produce ore at levels that we consider within a normal range. We continue to produce below capacity at our Wendover facility; however, we are doing so in response to what we believe is lower sustained demand for standard potash. Therefore, we have adjusted our assessment of normal production for the Wendover facility at the current time. We are working on options to move standard tons into other markets and grow the existing market, but, until we identify those opportunities, we consider operation of the Wendover facility below its productive capacity in order to control inventory levels as a normal response to this market. We also recognize that our Wendover facility will therefore have a higher per-unit cost of production. In addition, the Moab Compaction Project we have begun will allow us to shift more standard sales to Wendover, but, until that project is completed or we develop a market for more standard sales, we anticipate lower operating rates and, as a result, higher costs at our Wendover facility.

  Cost of Goods Sold

        Our cost of goods sold reflects the transfer, from inventory, of the accumulated costs to produce our potash and langbeinite products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and chemicals that are variable, which make up approximately 20 percent of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory levels. Inventory levels are a function of previous period ending inventories, production rates, and sales levels. In 2010, we have seen an increase in both our overall production costs and our cost of goods sold compared to 2009. Production-related costs increased during the quarter ended June 30, 2010, compared to the same period in 2009, resulting primarily from increased production volumes. Increased production volumes resulted in higher labor costs, maintenance spending, natural gas costs and chemicals. The increase in cost of goods sold is a reflection of the increase in sales volumes in 2010, compared to 2009, as well as the resulting lower inventory levels in 2010, when compared to 2009.

        Our production costs per ton are also impacted when our production levels change, such as for annual maintenance turnarounds, mine development, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries.

        Excluding the effects of the direct expensing of costs associated with abnormally low production rates in the second quarter of 2009, our potash cost of goods sold per ton increased in the second quarter of 2010 relative to the second quarter of 2009. Our potash cost of goods sold per ton, net of $11 per ton of by-product credits, was $206 per ton in the quarter ended June 30, 2010, exclusive of depreciation, depletion, amortization and royalties, compared to $188 per ton, net of $20 per ton of by-product credits, in the same quarter of 2009 and $199 per ton, net of $8 per ton of by-product credits, in the first quarter of 2010. Our higher cost of goods sold per ton during the second quarter of 2010 resulted primarily from higher per ton operating costs from our East surface facility in Carlsbad, New Mexico. While the underground mining operations have been operating as expected and delivering the tons to the mill, the cost side of our East surface facility was a challenge in the second quarter with higher than planned maintenance costs, chemical costs and lower energy efficiency, which drives our utility costs. As we actively rebuild the East surface plant, construct and improve its facilities, make staffing changes, develop new maintenance systems, commission new equipment and, in general, undertake the hard work of refurbishing and modernizing this asset, we may experience a few additional operational challenges at our East surface plant. Also contributing to the higher per ton costs for potash was the reduced operating rate at our Wendover facility, driven by the overall decreased demand profile for standard-sized potash.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding-scale basis that varies with the grade of ore extracted. For the three and six months ended June 30, 2010, our royalty rates were 3.9 percent and 3.8 percent, respectively. For the three and six months ended June 30, 2009, our royalty rate was 3.7 percent in both periods. We expect that future average rates will be relatively consistent with these rates.

  Income Taxes

        Intrepid is a subchapter C corporation and, therefore, is subject to federal and state income taxes on its taxable income. For the three and six month periods ending June 30, 2010, our effective income tax rates were 40.9 percent and 39.7 percent, respectively. For the three and six month periods ending June 30, 2009, our effective income tax rates were 47.4 percent and 41.9 percent, respectively. Our effective tax rate is impacted primarily by the amount of taxable income associated with each state jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        For the three and six months ended June 30, 2010, our total tax expense was $2.5 million and $10.2 million, respectively. Total tax expense for the quarter ended June 30, 2010, was comprised of $0.1 million of current income tax benefit and $2.6 million of deferred income tax expense. There was $3.0 million of current income tax expense and $7.2 million of deferred income tax expense for the six months ended June 30, 2010. For the three and six months ended June 30, 2009, our total tax expense was $13.0 million and $28.2 million, respectively. For these periods, total tax expense was comprised of $1.7 million and $10.2 million, respectively, of current income tax expense and $11.3 million and $18.0 million, respectively, of deferred income tax expense.

Operating Highlights

Three Months Ended June 30, 2010, and 2009

        Even with higher sales volumes during the second quarter of 2010 compared to the second quarter of 2009, income before income taxes was lower at $6.1 million for the three months ended June 30, 2010, compared to $27.5 million for the same period in 2009. The decrease in the comparable periods principally followed from a lower average net realized sales price per ton of both potash and Trio™

driven by competitive market pricing, as described previously. We sold 129,000 and 63,000 tons of potash and Trio™ in the three months ended June 30, 2010, as compared to 80,000 and 45,000 tons in the same period of 2009. The increase in sales volumes resulted from the continuation of the same factors that contributed to higher sales in the first quarter, including more historically normal demand from farmers because of improved economic and weather conditions, the decline in potash prices from their high point in 2009, and the need to replace the nutrients depleted by crops in 2008 and 2009 after lower potash fertilizer application rates in those periods. Industrial-grade potash sales volumes in the second quarter of 2010 also increased by approximately 43 percent from sales volumes in the second quarter of 2009, which were at a very low level. The vast majority of this increase was from standard sales from our Carlsbad East facility. The Trio™ sales volume increase was driven largely by some large export orders in the second quarter of 2010 and increased domestic sales.

        Our production volume of potash in the second quarter of 2010 was 165,000 tons, or 34,000 tons more than in the second quarter of 2009. Our production was lower in 2009 primarily due to actions we took to slow production in order to more closely align our supply with market demand and to manage our inventory. As demand increased through the fourth quarter of 2009 and into 2010, we have increased production and believe that we will be at full production levels in Moab and at all Carlsbad facilities in the fourth quarter of 2010.

        Our average net realized sales price of potash was $376 per ton ($414 per metric ton) in the three months ended June 30, 2010, as compared to $674 per ton in the three months ended June 30, 2009. The decrease in our average net realized sales price was the result of price reductions across our industry, including those by our international competitors following their settlements of new contracts at lower prices with large importing countries, such as China, India and Brazil. Of note, however, is that our second quarter 2010 average net realized sales price increased relative to our first quarter 2010 average net realized sales price, due in large part to a price increase that went into effect during March 2010. We anticipate that the lower pricing instituted by our competitors in the form of summer price incentive programs designed to incentivize movement of product in the summer, and our intention to compete in certain geographic markets at these lower prices, will result in a decrease in our average net realized sales price in the third quarter of 2010 compared to the second quarter of 2010. Excluding costs associated with abnormal production in 2009, our average potash gross margin as a percentage of net sales was 30 percent for the three months ended June 30, 2010, as compared to 63 percent in the three months ended June 30, 2009.

        In the second quarter of 2010, our potash cost of goods sold was $206 per ton, net of by-product credits. This compares to cost of goods sold for potash in the second quarter of 2009 of $188 per ton, net of by-product credits and excluding costs associated with abnormal production. This increase was primarily attributable to higher maintenance spending, natural gas costs and disruptions in production at our East facility, as described previously.

        Our cost of goods sold for Trio™ decreased $25 per ton in the second quarter of 2010 relative to the second quarter of 2009. The lower per ton cost in 2010 resulted primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first half of 2010 relative to 2009.

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

	Three months ended
	June 30, 2010	June 30, 2009	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	165	131	34	26%

Langbeinite	39	45	(6)	(13)%

Sales volume (in thousands of tons):
Potash	129	80	49	61%

Trio™	63	45	18	40%

Gross sales (in thousands):
Potash	$50,900	$56,052	$(5,152)	(9)%
Trio™	13,418	17,340	(3,922)	(23)%

Total	64,318	73,392	(9,074)	(12)%
Freight costs (in thousands):
Potash	2,334	2,034	300	15%
Trio™	3,239	2,088	1,151	55%

Total	5,573	4,122	1,451	35%
Net sales (in thousands):
Potash	48,566	54,018	(5,452)	(10)%
Trio™	10,179	15,252	(5,073)	(33)%

Total	$58,745	$69,270	$(10,525)	(15)%

Potash statistics (per ton):
Average net realized sales price	$376	$674	$(298)	(44)%
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	206	188	18	10%
Depreciation, depletion and amortization	29	20	9	45%
Royalties	14	22	(8)	(36)%

Total potash cost of goods sold	249	230	19	8%

Warehousing and handling costs	13	18	(5)	(28)%

Average potash gross margin (exclusive of costs associated with abnormal production)	$114	$426	$(312)	(73)%

Trio™ statistics (per ton):
Average net realized sales price	$162	$338	$(176)	(52)%
Cost of goods sold (exclusive of items shown separately below)	125	150	(25)	(17)%
Depreciation, depletion and amortization	16	14	2	14%
Royalties	8	17	(9)	(53)%

Total Trio™ cost of goods sold	149	181	(32)	(18)%

Warehousing and handling costs	10	15	(5)	(33)%

Average Trio™ gross margin (exclusive of costs associated with abnormal production)	$3	$142	$(139)	(98)%

*
On a per ton basis, by-product credits were $11 and $20 for the three month period ended June 30, 2010, and 2009, respectively. By-product credits were $1.4 million and $1.6 million for the three month period ended June 30, 2010, and 2009, respectively. Costs associated with abnormal production were zero and $5.2 million for the three month period ended June 30, 2010, and 2009, respectively.

Six Months Ended June 30, 2010, and 2009

        Income before income taxes for the six months ended June 30, 2010, and 2009, was $25.6 million and $67.3 million, respectively. The decrease in the comparable periods again followed from a lower average net realized sales price per ton of both potash and Trio™. We sold 372,000 and 132,000 tons of potash and Trio™ in the six months ended June 30, 2010, as compared to 179,000 and 83,000 tons in the same period of 2009. The 108 percent increase in potash sales volumes resulted primarily from the surge in sales during the first quarter of 2010 that has continued, although at a slower rate, into the second quarter of 2010. Continued demand from farmers related to the need to replace the nutrients depleted by crops in 2008 and 2009 because of lower potash fertilizer application rates in those periods, in conjunction with less volatile pricing, has been the impetus behind demand. Industrial-grade potash sales volumes in the six months ended June 30, 2010, however, were relatively comparable to the same period in 2009. The 59 percent increase in Trio™ sales volumes was driven largely by a continued increase in domestic sales combined with a relative recovery in export demand, especially for granular product.

        Our production volume of potash in the six months ended June 30, 2010, was 337,000 tons, or 69,000 tons more than in the first six months of 2009. Our production was primarily lower in 2009 due to actions we took to slow production in order to more closely align our supply with market demand and to manage our inventory. As demand increased through the fourth quarter of 2009 and into 2010, we have increased production levels.

        Our average net realized sales price of potash was $361 per ton ($398 per metric ton) in the six months ended June 30, 2010, as compared to $703 per ton in the six months ended June 30, 2009. The decrease in our average net realized sales price was the result of price reductions across our industry, including those by our international competitors following their settlements of new contracts at lower prices with large importing countries, such as China, India and Brazil. Given the significant changes in market demand during 2009, average prices have declined from the peak quarterly average of $762 per ton in the fourth quarter of 2008. The long-term trends in population growth and tight global food supplies have not changed materially as a result of the financial crisis, which leads us to believe that demand for potash should continue to increase in the future. Excluding costs associated with abnormal production, our average potash gross margin as a percentage of net sales was reduced to 31 percent for the six months ended June 30, 2010, as compared to 61 percent in the six months ended June 30, 2009, and was largely attributable to the lower average net realized sales price.

        In the first six months of 2010, we directly expensed $0.5 million of costs related to abnormal production, and our potash cost of goods sold was $201 per ton, net of by-product credits. This compares to cost of goods sold for potash in the first six months of 2009 of $215 per ton, net of by-product credits, and the expensing of $6.2 million of costs related to abnormal production.

        Our cost of goods sold for Trio™ decreased $25 per ton in the first six months of 2010 relative to the first six months of 2009, as we produced and sold more tons in the first six months of 2010 relative to the same period in 2009. Therefore, costs were spread over more tons in 2010, lowering the costs of goods sold per ton for Trio™.

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

	Six months ended
	June 30, 2010	June 30, 2009	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	337	268	69	26%

Langbeinite	96	87	9	10%

Sales volume (in thousands of tons):
Potash	372	179	193	108%

Trio™	132	83	49	59%

Gross sales (in thousands):
Potash	$142,275	$130,081	$12,194	9%
Trio™	29,402	32,212	(2,810)	(9)%

Total	171,677	162,293	9,384	6%
Freight costs (in thousands):
Potash	7,714	4,399	3,315	75%
Trio™	7,625	4,430	3,195	72%

Total	15,339	8,829	6,510	74%
Net sales (in thousands):
Potash	134,561	125,682	8,879	7%
Trio™	21,777	27,782	(6,005)	(22)%

Total	$156,338	$153,464	$2,874	2%

Potash statistics (per ton):
Average net realized sales price	$361	$703	$(342)	(49)%
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	201	215	(14)	(7)%
Depreciation, depletion and amortization	26	19	7	37%
Royalties	13	24	(11)	(46)%

Total potash cost of goods sold	240	258	(18)	(7)%

Warehousing and handling costs	10	14	(4)	(29)%

Average potash gross margin (exclusive of costs associated with abnormal production)	$111	$431	$(320)	(74)%

Trio™ statistics (per ton):
Average net realized sales price	$165	$335	$(170)	(51)%
Cost of goods sold (exclusive of items shown separately below)	122	147	(25)	(17)%
Depreciation, depletion and amortization	16	15	1	7%
Royalties	8	17	(9)	(53)%

Total Trio™ cost of goods sold	146	179	(33)	(18)%

Warehousing and handling costs	9	14	(5)	(36)%

Average Trio™ gross margin (exclusive of costs associated with abnormal production)	$10	$142	$(132)	(93)%

*
On a per ton basis, by-product credits were $9 and $18 for the six month period ended June 30, 2010, and 2009, respectively. By-product credits were $3.4 million and $3.2 million for the six month period ended

  June 30, 2010, and 2009, respectively. Costs associated with abnormal production were $0.5 million and $6.4 million for the six month period ended June 30, 2010, and 2009, respectively.

Outlook for the Remainder of 2010

        The potash market has stabilized markedly compared to the volatility the industry experienced in 2008 and 2009. Spring 2010 fertilizer demand was indicative of the historical market in North America, with farmers applying at rates that were in line with historical rates. Indicatively, the price of corn has recently increased to over $4.00 per bushel for December 2010 delivery, adding confidence that farmers should have the economic resources to replace the nutrients drawn from the soil. Crops in North America were planted earlier than the last two years and growing conditions have been favorable. If these events continue as expected, farmers may experience good income and a wider fall application window, assuming weather cooperates. We expect the remainder of 2010 to be in line with historical norms in the form of higher sales volumes as we approach and enter the fall season. After the fall, we would expect to experience a decline in sales volumes toward the end of the year as winter weather closes the fertilizer application window. Our key agricultural customers understand these cycles as well and, as always, are seeking to maximize their returns by strategically choosing when to replenish their inventories. The price reductions and incentives offered for the summer season by our North American competitors have stimulated demand in the near-term, as customers generally appear to believe that the lowered price represents a competitive price for this summer and upcoming fall, largely because of competitors' public announcements of a $20 per ton price increase due to take effect in October 2010. Many customers are taking delivery of tons at these price levels in preparation for the fall and before any fall season price increases take effect. We expect demand to increase as the fall fertilizer application season approaches.

Potash Prices

        The commodity price for potash has been and will continue to be the most significant driver of profitability for our business. As discussed earlier, prices have contracted from 2008 and 2009 levels, but this trend appears to have abated as pricing has improved relative to the first quarter and remains stable, with normal price discounts for summer price incentive programs in the second quarter that likely carryover into the coming fall season.

        Other factors that may impact pricing for the remainder of 2010 include the amount and price at which China will continue buying during 2010, how much current and latent demand will be satiated at current prices, and whether increases in crop prices and other crop nutrients can be sustained. The current uptick in demand has allowed us to sell down our granular inventories to historical levels for this time of year, indicating a strong likelihood that our granular sales for the remainder of 2010 will match, and in some cases exceed, our granular production rates. Summer price incentive programs that went into effect at the beginning of July 2010 stimulated early fill, or inventory replenishment, programs and will also affect our average net realized sales price in the third quarter, as described previously.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long-term, demand for potash will return to, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental compliance, improve and modernize equipment, and increase productivity and recoveries in order to decrease per ton production costs. This focus on continuing to enhance the operational reliability of our production is particularly directed at our Carlsbad facilities with production efficiency, instrumentation, and debottlenecking projects.

        As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In the three and six months ended June 30, 2010, we invested approximately $9.8 million and $28.9 million, respectively, in capital projects. Based on our expected pace of capital expenditures in 2010 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2010.

        At the start of May 2010, our Board of Directors approved the Langbeinite Recovery Improvement Project, which is designed to increase our recoveries of Trio™ from the langbeinite ore. As part of this project, we are investing in a plant to allow us the flexibility to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the robust granular market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. The final engineering commenced in May 2010. We anticipate construction will begin in the fourth quarter of 2010, and completion and operation of the project are expected by the end of 2011. The total capital investment for this project is expected to be between $85 and $90 million. We are committed to the expansion of our langbeinite production and to increasing our marketing efforts to educate farmers about the agronomic benefits of Trio™.

        We continue to prepare for construction of the HB Solar Solution Mine, a project to develop and build a solution mine combined with solar evaporation ponds. Project cost estimates remain in the range of $120 and $130 million, of which $30.7 million has been invested to date. We expect to invest the bulk of this capital after we receive all of the necessary approvals and permits from the state and federal regulatory agencies. In July 2010, a ground water discharge permit for the HB Solar Solution Mine was approved by the New Mexico Environment Department, which represented the achievement of an important regulatory milestone. The Environmental Impact Statement ("EIS") review being undertaken by the Bureau of Land Management ("BLM") is progressing on schedule. We currently anticipate that the EIS process will be completed in the third or fourth quarter of 2011. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly and first production should result approximately twelve to eighteen months later, with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $4 million to $8 million for this project in 2010 that will be used for continued permitting activities, engineering, and some advance purchases of materials.

        Total revised capital investment in 2010 is estimated to be between $105 and $125 million. A breakdown of our capital investment plan includes approximately $39 to $45 million to replace assets needed to maintain production, $9 to $11 million to improve and modernize equipment, $50 to $60 million to increase productive capacity as described more fully below, and $7 to $9 million to continue the replacement of the East facility warehouse. A portion of the East facility warehouse investment has already been reimbursed, and the remainder we expect to be reimbursed by our insurer. The 2010 capital program will be funded out of cash flow and existing cash on hand.

        The following are a few of the projects that are slated for investment and/or completion in 2010 to improve the overall reliability of the operations and increase productive capacity:

  •
  We completed the full commissioning of the underground horizontal stacker, storage, and hoisting system in the first quarter of 2010;

  •
  We completed the thickener installation and commissioning at the East facility to improve potash recoveries during the second quarter of 2010;

  •
  As mentioned previously, our Board of Directors approved the Langbeinite Recovery Improvement Project in May 2010. Of the total capital investment for the project, approximately $4.3 million has been invested to date on engineering work, approximately $25 to $35 million will be invested during the remainder of 2010, and the balance will be invested in 2011.

    Variability in the timing of the fabrication of materials for this project could have an impact on the timing of investment in the project in 2010. This project is a high priority due to the expected increase in langbeinite production due to higher recoveries from the same amount of ore throughput from the East facility, which is expected to result in a lower average cash cost structure at the East facility;

  •
  Expand compaction capacity through our Moab Compaction Project by installing a new compaction facility that can granulate all of our Moab production. This project will allow us to better adapt to market fluctuations associated with standard and granular potash demand in order to better serve the agricultural market and also to have more production flexibility. The longer lead-time equipment is already on site, and the project is proceeding as planned. The project investment is approximately $16 million, and the Moab compaction facility is scheduled to be operational by early 2011;

  •
  Replace the wind-damaged warehouse capacity at the Carlsbad East facility for approximately $7 to $9 million. In addition, new warehouse capacity for approximately $2 to $3 million is planned at Wendover to provide increased operational flexibility;

  •
  Continue to improve our distribution control systems and overall monitoring instrumentation at our production facilities. These projects continue to demonstrate their necessity and potential benefits as we experience operational challenges, like those that took place in the second quarter of 2010 at our East facility and described previously; and

  •
  Add new equipment, including miners and conveyors, to develop new mine panels at the Carlsbad mines at costs of approximately $7 to $8 million.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of June 30, 2010, we had cash, cash equivalents, and investments of $136.3 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $1.4 million in cash and $96.6 million in cash equivalent investments. The cash equivalents consisted of approximately $10.2 million in money market accounts or certificates of deposit with banking institutions, approximately $30.3 million in U.S. treasuries with daily liquidity, and approximately $56.1 million in U.S. Bank National Association ("U.S. Bank") overnight commercial paper. We had no losses on our cash and cash equivalents during the first six months of 2010, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of June 30, 2010, we had $17.9 million and $20.4 million, respectively, invested in short-term and long-term certificate of deposit and U.S. government agency bond investments.

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

	Six months ended
	June 30, 2010	June 30, 2009
	(In thousands)
Cash Flows from Operating Activities	$67,895	$51,374
Cash Flows from Investing Activities	$(59,015)	$(47,991)
Cash Flows from Financing Activities	$(663)	$(1,283)

Operating Activities

        Total cash provided by operating activities was $67.9 million for the six months ended June 30, 2010, compared to $51.4 million for the six months ended June 30, 2009. The $16.5 million increase in cash provided by operating activities in the first six months of 2010 was due primarily to a decrease in product inventory because of higher sales during the first six months of 2010 compared to 2009 and a decrease in trade accounts receivable because of lower sales in the second quarter of 2010, when compared to the second quarter of 2009. These changes were offset by lower net income and lower non-cash deferred tax expense when comparing the first six months of 2010 to 2009. The lower net income and decreased product inventory are reflective of the continued business conditions in our industry, as producers are selling more products than in the first half of 2009, although at much lower prices. For the six months ended June 30, 2010, inventories decreased $11.3 million relative to an increase of $14.2 million in the same period in 2009, due to increased demand for our products reflected in sales tons after the declines in application rates for much of 2009. The change in trade accounts receivable relative to the same period in 2009 further contributed to the overall increase in cash provided by operating activities, as trade accounts receivable decreased $6.9 million in the first six months of 2010 relative to an increase of $3.8 million in the first six months of 2009.

Investing Activities

        Total cash used in investing activities was $59.0 million for the six months ended June 30, 2010, compared to $48.0 million for the six months ended June 30, 2009. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs decreased to $38.1 million in the first six months of 2010 from $49.2 million in the first six months of 2009, reflecting the continued monitoring of our capital plan and the ongoing focus on ramping up production levels. As noted previously, our two largest planned capital projects, the HB Solar Solution Mine project and the Langbeinite Recovery Improvement Project, are still in their early stages of development and investment. For the six months ended June 30, 2010, we purchased $23.6 million of investments and received $2.7 million in proceeds from maturing investments.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility was available for use as of June 30, 2010.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility, we have left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the debt repayment. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of June 30, 2010, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of June 30, 2010, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $27.8 million and 5.18 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

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

Contractual Obligations

        As of June 30, 2010, we had contractual obligations totaling $70.6 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	Q3-Q4 2010	2011	2012	2013	2014	2015	More than 5 years
	(In thousands)
Operating lease obligations(1)	$21,809	$2,540	$4,618	$3,120	$2,876	$2,595	$1,362	$4,698
Purchase commitments(2)	1,099	1,099	—	—	—	—	—	—
Natural gas purchase commitments(3)	2,964	2,964	—	—	—	—	—	—
Pension obligations(4)	1,079	138	157	157	157	157	157	156
Asset retirement obligation(5)	32,252	—	—	—	—	—	—	32,252
Minimum royalty payments(6)	11,434	229	457	457	457	457	457	8,920

Total	$70,637	$6,970	$5,232	$3,734	$3,490	$3,209	$1,976	$46,026

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, 87.5 percent of which is priced at contractually fixed rates and 12.5 percent of which is priced at floating index-dependent rates, the latter being estimated based on forward rates as of July 19, 2010. Amounts are inclusive of estimated transportation costs and sales tax.

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

Off-Balance Sheet Arrangements

        As of June 30, 2010, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2010, and 2009

Net Sales and Freight Costs

        Net sales of potash decreased $5.4 million, or 10 percent, from $54.0 million for the three months ended June 30, 2009, to $48.6 million for the three months ended June 30, 2010; this change being the result of a decrease in the average net realized sales price of $298 per ton, or 44 percent, offset by an increase in sales volume of 61 percent. An increase in the demand for potash and Trio™ resulted in a higher total volume of sales in the second quarter of 2010 compared to 2009 and resulted in the sell-off of inventories, including some higher cost inventory we had built throughout 2009. Our production volume of potash in the three months ended June 30, 2010, was 165,000 tons, or 34,000 tons more than in the second quarter of 2009. Our potash production was more in 2010 than in 2009 principally due to our decision to increase production to satisfy the more robust demand currently being experienced. During the first quarter of 2009, we shut down the West and East production facilities for two weeks each and continued to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of an effort to reduce production in response to lower demand. Our East production facility returned to normal production levels in the third quarter of 2009, and our West production facility has returned to full staffing in the third quarter of 2010 to enable us to produce closer to our current estimated productive capacity.

        Net sales of Trio™ decreased $5.1 million, or 33 percent, from $15.3 million for the three months ended June 30, 2009, to $10.2 million for the three months ended June 30, 2010, due to a 52 percent decrease in the average net realized sales price offset by an 40 percent increase in the volume of sales. Production of langbeinite decreased 13 percent in the second quarter of 2010 compared to the same period in 2009, due primarily to lower recoveries and lower ore grade, which were partially offset by increased mine productivity in terms of higher ore production. Recoveries and ore grade are variable items and will cause production differences from time to time, as they are a normal part of operations.

        Freight costs increased $1.5 million, or 35 percent, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due primarily to the increase in sales volume as well as increased movement of inventory to distribution warehouses. As usual, the mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

	Three months ended
	June 30, 2010	June 30, 2009	Change between Periods	% Change
Cost of sales (in millions)	$41.4	$26.6	$14.8	56%
Cost per ton of potash sold(1)	$249	$230	$19	8%
Cost per ton of Trio™ sold(2)	$149	$181	$(32)	(18)%

(1)
Per ton potash costs include $29 and $20 of depreciation expense in the second quarter of 2010 and 2009, respectively.

(2)
Per ton Trio™ costs include $16 and $14 of depreciation expense in the second quarter of 2010 and 2009, respectively.

        Total cost of goods sold increased as we sold 61 percent more tons of potash and 40 percent more tons of Trio™, therefore resulting in more total costs being recognized in cost of goods sold. On a unit basis, cost of goods sold per ton of potash increased $19 per ton, or 8 percent, from $230 per ton for the three months ended June 30, 2009, to $249 per ton for the three months ended June 30, 2010. These results are exclusive of approximately $5.0 million of production costs that were not absorbed into inventory in the second quarter of 2009 due to the determination that our production rates were abnormally low for this period. The cost of sales numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher maintenance spending, natural gas costs and costs attributable to disruptions in production at our East facility in the second quarter of 2010 are the primary reasons that cost of sales per ton increased relative to the comparable period in 2009.

        Total cost of goods sold of our Trio™ decreased $32 per ton, or 18 percent, from $181 per ton for the three months ended June 30, 2009, to $149 per ton for the three months ended June 30, 2010. A lower percentage of shared costs at our East mine was allocated to langbeinite in the second quarter of 2010 compared to the same period in the prior year, which contributed to the lower per ton costs.

        Cost of goods sold increased $14.8 million, or 56 percent, from $26.6 million in the three months ended June 30, 2009, to $41.4 million in the three months ended June 30, 2010. The increase in the total expense was driven by the higher volumes sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Costs that changed materially during the three months ended June 30, 2010, compared to the three months ended June 30, 2009, included increases in labor, maintenance spending, natural gas costs and depreciation.

        Labor and contract labor costs increased $4.6 million, or 42 percent, in the second three months of 2010 due to increased labor following managed cut-backs in operating rates and maintenance projects during the second three months of 2009. Natural gas costs increased $1.4 million, or 124 percent, in the three months ended June 30, 2010, due principally to higher market rates for this commodity. Higher market rates drove $1.1 million of the increase, and higher natural gas consumption primarily at our East facility drove $0.3 million of the increase. Other changes in cost of goods sold followed from increased depreciation and chemicals.

Income Taxes

        Income taxes decreased by $10.5 million in the second quarter of 2010 as compared to the same period in 2009. Income taxes of $2.5 million were recognized in the three months ended June 30, 2010, at an effective tax rate of 40.9 percent. Income taxes of $13.0 million were recognized in the three months ended June 30, 2009, at an effective tax rate of 47.4 percent.

Results of Operations for the Six Months Ended June 30, 2010, and 2009

Net Sales and Freight Costs

        Net sales of potash increased $8.9 million, or 7 percent, from $125.7 million for the six months ended June 30, 2009, to $134.6 million for the six months ended June 30, 2010; this change being the result of an increase in sales volume of 108 percent offset by a decrease in the average net realized sales price of $342 per ton, or 49 percent. An increase in the demand for potash and Trio™ resulted in a higher total volume of sales in the first six months of 2010 compared to 2009 and resulted in the sell-off of inventories, including some higher cost inventory we had built throughout 2009. Our production volume of potash in the six months ended June 30, 2010, was 337,000 tons, or 69,000 tons more than in the first six months of 2009. Our potash production was higher in 2010 than in 2009 principally due to our decision to increase production to satisfy the more robust demand currently being experienced. During the first quarter of 2009, we shut down the West and East production facilities for two weeks each and continued to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of an effort to reduce production in response to lower demand. Our East production facility returned to normal production levels in the third quarter of 2009, and our West production facility has returned to full staffing in the third quarter of 2010 to enable us to produce closer to our current estimated productive capacity.

        Net sales of Trio™ decreased $6.0 million, or 22 percent, from $27.8 million for the six months ended June 30, 2009, to $21.8 million for the six months ended June 30, 2010, due to a 51 percent decrease in the average net realized sales price offset by a 59 percent increase in the volume of sales. Production of langbeinite increased 10 percent in the first six months of 2010 compared to the same period in 2009, due primarily to our decision to increase production in order to better match granular-sized product supply to demand.

        Freight costs increased $6.5 million, or 74 percent, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due primarily to the significant increase in sales volume as well as increased movement of inventory to distribution warehouses. As usual, the mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio™ for the subject periods.

	Six months ended
	June 30, 2010	June 30, 2009	Change between Periods	% Change
Cost of sales (in millions)	$108.7	$60.9	$47.8	78%
Cost per ton of potash sold(1)	$240	$258	$(18)	(7)%
Cost per ton of Trio™ sold(2)	$146	$179	$(33)	(18)%

(1)
Per ton potash costs include $26 and $19 of depreciation expense in the first six months of 2010 and 2009, respectively.

(2)
Per ton Trio™ costs include $16 and $15 of depreciation expense in the first six months of 2010 and 2009, respectively.

        Total cost of goods sold per ton of potash decreased $18 per ton, or 7 percent, from $258 per ton for the six months ended June 30, 2009, to $240 per ton for the six months ended June 30, 2010. These results are exclusive of approximately $0.5 million and $6.2 million of production costs that were not absorbed into inventory in the first six months of 2010 and 2009, respectively, due to the determination that our production rates were abnormally low for these periods. The cost of sales numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in the first six months of 2010 are the primary reason that cost of sales per ton declined relative to the comparable period in 2009.

        Total cost of goods sold of our Trio™ decreased $33 per ton, or 18 percent, from $179 per ton for the six months ended June 30, 2009, to $146 per ton for the six months ended June 30, 2010. A lower percentage of shared costs at our East mine was allocated to langbeinite in the first six months of 2010 compared to the same period in the prior year, which contributed to the lower per ton costs.

        Cost of goods sold increased $47.8 million, or 78 percent, from $60.9 million in the six months ended June 30, 2009, to $108.7 million in the six months ended June 30, 2010. The increase in the total expense was driven by the higher volumes sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Costs that changed materially during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, included increases in labor, maintenance spending, natural gas costs, operating supplies, and depreciation.

        Labor and contract costs increased $6.7 million, or 29 percent, in the first six months of 2010 due to increased labor following managed cut-backs in operating rates and maintenance projects during the first six months of 2009. Operating supplies also increased $0.9 million, or 20 percent, in the six months ended June 30, 2010, due to increased production volumes following these managed cut-backs in operations the first six months of 2009.

        Natural gas costs increased $2.5 million, or 82 percent, in the six months ended June 30, 2010, due principally to higher market rates for this commodity. Higher market rates drove $1.9 million of the increase, and higher natural gas consumption at our East facility drove $0.8 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives in the first six months of 2009 accounted for $0.2 million of the decrease in the expense from period to period.

        Other changes in cost of goods sold followed from increased depreciation, chemicals, rental costs and benefits and employment taxes, partially offset by decreased insurance and property taxes.

Income Taxes

        Income taxes decreased by $18.0 million in the first six months of 2010 as compared to the same period in 2009. Income taxes of $10.2 million were recognized in the six months ended June 30, 2010, at an effective tax rate of 39.7 percent. Income taxes of $28.2 million were recognized in the six months ended June 30, 2009, at an effective tax rate of 41.9 percent.

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

Rulemaking

        On June 21, 2010, the Environmental Improvement Board of the New Mexico Environment Department released proposed cap and trade regulations designed to regulate greenhouse gas emissions in the state of New Mexico (Proposed 20.2.350 NMAC—Greenhouse Gas Cap and Trade Provisions). The Environmental Improvement Board has scheduled a hearing for September 20, 2010, to consider the proposed regulations. As currently drafted, the proposed regulations would apply to Intrepid's East facility in New Mexico. At this time, it is unclear whether the proposed regulations will be approved and, if approved, what the terms of the final regulations would require of Intrepid. The regulations proposed by the Environmental Improvement Board of the New Mexico Environment Department on June 21, 2010, if approved, would have a negative effect on our business and operations due to the costs associated with compliance.

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

Item 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Control over Financial Reporting

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)   Inherent Limitations on Effectiveness of Controls

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        Intrepid Potash—New Mexico, LLC v. BLM.    We filed this appeal before the IBLA on September 20, 2006, challenging the BLM's approval of 11 APDs located approximately one and one-half miles east of our East mine near Carlsbad, New Mexico. This appeal does not involve any claims against us, and our current potash leases do not cover the lands on which these wells would be drilled. We argued in this appeal that: (i) the BLM failed to consider electric log data in mapping commercially recoverable potash in violation of its duties under the Secretarial Order to use the latest information and technology to map and protect commercially recoverable potash from undue waste from oil and gas drilling, and (ii) the BLM did not comply with the requirements imposed by the National Environmental Policy Act when considering the APDs, including the impact of wasting the potash resource. On September 29, 2008, the IBLA issued its decision which affirmed the BLM's approval of the 11 APDs. This decision may result in the drilling of wells in areas that we believe contain commercially recoverable potash deposits and that could impact lands for which we have applied for potash leases, but that are not currently under potash lease to Intrepid. On December 22, 2008, we filed a complaint in the U.S. District Court for the District of Columbia challenging certain holdings of the IBLA in its September 29, 2008, decision. On March 16, 2009, Yates Petroleum Corporation ("Yates") filed a motion to intervene in the case and filed a motion to transfer venue to the District of New Mexico. On April 2, 2009, the court granted Yates' motion to intervene in the case. On April 30, 2009, the federal defendants filed a motion to dismiss. On November 18, 2009, the court granted Yates' motion to transfer venue and ordered a transfer of the case to the District of New Mexico. On May 10, 2010, the U.S. District Court for the District of New Mexico entered a Memorandum Opinion and Order granting the federal defendants' motion to dismiss. By Final Order, entered on May 13, 2010, the District Court dismissed the action. We have not appealed and do not intend to appeal these orders.

        Protests of Pending APDs.    As of June 30, 2010, Intrepid maintains protests against approximately 61 APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The de novo hearing before the OCC occurred on April 21-23, 2010. A decision from the OCC remains pending.

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

        There is a growing discussion that emissions of greenhouse gases ("GHG") may be altering the composition of the global atmosphere in ways that may be affecting, and may continue to affect, the global climate. Legislators and regulators are considering ways to reduce GHG emissions. There is also a growing possibility that some form of GHG emissions regulation will be forthcoming at the federal level, and possibly also at the state level. Such regulation could result in the creation of substantial additional costs for us. The effect of any future mandatory GHG legislative, regulatory, or product standard requirements on our business and products is dependent on the details of the mandate or standard, and we are therefore unable to predict the potential effects at this time. Moreover, the potential physical effects of climate change on our customers, and subsequently on our business and operations, are highly uncertain and will be particular to the circumstances developing in various geographical regions where our facilities and customers are located. These effects may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Droughts or floods in certain geographic areas could cause demand for our products to decline and the amount of arable land in one or more of our markets to decrease. Extreme or unusual weather conditions have occurred in the past at our facilities, causing production disruptions, and could occur again in the future. Physical effects of climate change, if any, may adversely impact the costs, production, sales, and financial performance of our business and operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2010, through April 30, 2010	18,248	$26.68	—	N/A
May 1, 2010, through May 31, 2010	—	—	—	N/A
June 1, 2010, through June 30, 2010	—	—	—	N/A

(1)
Represents shares of common stock delivered to Intrepid as payment of withholding taxes due upon the vesting of awards of restricted common stock held by Intrepid employees.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    [REMOVED AND RESERVED]

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc., as amended effective May 19, 2010.(1)
10.1	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(1)+
10.2	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(1)+
10.3	Form of Stock Option Agreement.*
31.1	Certification of Executive Chairman of the Board pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description
101	The following materials from the Quarterly Report on Form 10-Q of Intrepid Potash, Inc. for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

(1)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 19, 2010.

*
Filed herewith.

**
Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+
Management contract.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: August 4, 2010	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: August 4, 2010	/s/ DAVID W. HONEYFIELD David W. Honeyfield President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: August 4, 2010	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)