Form 10-Q
period 2010-09-30
Intrepid Potash, Inc.
filed 2010-11-04
CIK 1421461

Use these links to rapidly review the document
INTREPID POTASH, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

         As of October 31, 2010, 75,104,249 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$66,692	$89,792
Short-term investments	33,004	11,155
Accounts receivable:
Trade, net	37,039	19,169
Other receivables	1,872	471
Refundable income taxes	6,290	9,364
Inventory, net	45,963	61,949
Prepaid expenses and other current assets	4,958	2,632
Current deferred tax asset	2,338	9,807

Total current assets	198,156	204,339

Property, plant, and equipment, net of accumulated depreciation of $59,914 and $41,787, respectively	261,954	221,403
Mineral properties and development costs, net of accumulated depletion of $8,047 and $7,174, respectively	33,033	33,929
Long-term parts inventory, net	7,327	7,149
Long-term investments	26,769	6,189
Other assets	5,325	5,532
Non-current deferred tax asset	278,563	290,449

Total Assets	$811,127	$768,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$16,841	$13,523
Related parties	98	129
Accrued liabilities	19,171	12,403
Accrued employee compensation and benefits	9,022	7,028
Other current liabilities	1,633	2,849

Total current liabilities	46,765	35,932

Asset retirement obligation	9,157	8,619
Deferred insurance proceeds	11,700	10,124
Other non-current liabilities	4,811	5,093

Total Liabilities	72,433	59,768

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,103,938 and 75,037,124 shares outstanding at September 30, 2010, and December 31, 2009, respectively	75	75
Additional paid-in capital	558,713	556,328
Accumulated other comprehensive loss	(710)	(689)
Retained earnings	180,616	153,508

Total Stockholders' Equity	738,694	709,222

Total Liabilities and Stockholders' Equity	$811,127	$768,990

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales	$91,471	$66,449	$263,149	$228,742
Less:
Freight costs	7,831	5,593	23,170	14,422
Warehousing and handling costs	2,893	2,137	7,935	5,764
Cost of goods sold	53,812	30,035	162,482	90,943
Costs associated with abnormal production	—	5,784	470	12,159
Other	127	—	666	—

Gross Margin	26,808	22,900	68,426	105,454
Selling and administrative	6,439	6,475	21,021	21,021
Accretion of asset retirement obligation	176	169	528	510
Other	271	18	744	595

Operating Income	19,922	16,238	46,133	83,328
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(430)	(639)	(1,462)	(592)
Interest income	207	42	479	75
Insurance settlements in excess of property losses	—	5	—	(11)
Other income	147	266	296	448

Income Before Income Taxes	19,846	15,912	45,446	83,248
Income Tax Expense	(8,187)	(6,392)	(18,338)	(34,611)

Net Income	$11,659	$9,520	$27,108	$48,637

Weighted Average Shares Outstanding:
Basic	75,101,446	75,032,086	75,077,260	75,008,438

Diluted	75,143,542	75,055,990	75,133,775	75,023,180

Earnings Per Share:
Basic	$0.16	$0.13	$0.36	$0.65

Diluted	$0.16	$0.13	$0.36	$0.65

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	75,037,124	$75	$556,328	$(689)	$153,508	$709,222
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(39)	—	(39)
Unrealized gain on investments held for sale				18		18
Net income	—	—	—	—	27,108	27,108

Total comprehensive income						27,087

Stock-based compensation	11,803	—	3,093	—	—	3,093
Issuance of common stock upon exercise of stock options	901	—	19	—	—	19
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	54,110	—	(727)	—	—	(727)

Balance, September 30, 2010	75,103,938	$75	$558,713	$(710)	$180,616	$738,694

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$27,108	$48,637
Deferred income taxes	19,355	26,097
Insurance reimbursements	—	11
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	20,086	12,017
Stock-based compensation	3,093	2,022
Unrealized derivative gain	(173)	(1,097)
Other	756	414
Changes in operating assets and liabilities:
Trade accounts receivable	(17,870)	(15,655)
Other receivables	(1,401)	(823)
Refundable income taxes	3,074	1,369
Inventory	15,808	(19,932)
Prepaid expenses and other assets	(2,309)	1,476
Accounts payable, accrued liabilities and accrued employee compensation and benefits	10,365	1,243
Other liabilities	(1,383)	2,211

Net cash provided by operating activities	76,509	57,990

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	1,576	1,989
Additions to property, plant, and equipment	(57,844)	(76,899)
Additions to mineral properties and development costs	(222)	(5,548)
Proceeds from liquidation of bond sinking fund	—	2,098
Purchases of investments	(61,909)	(7,695)
Proceeds from investments	19,498	—
Other	—	22

Net cash used in investing activities	(98,901)	(86,033)

Cash Flows from Financing Activities:
Restricted stock used for employee tax withholding upon vesting	(727)	(1,283)
Proceeds from exercise of stock options	19	—

Net cash used in financing activities	(708)	(1,283)

Net Change in Cash and Cash Equivalents	(23,100)	(29,326)
Cash and Cash Equivalents, beginning of period	89,792	116,573

Cash and Cash Equivalents, end of period	$66,692	$87,247

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest	$1,574	$1,306

Income taxes	$(4,008)	$7,145

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid," "we," "us," or "our") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in the production of sulfate of potash magnesia which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation lake brine mine in Wendover, Utah. Intrepid has one operating segment, the extraction and production of potassium related products, and its operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at September 30, 2010, and for all periods presented.

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly owned subsidiaries Intrepid Potash—Moab, LLC ("Moab"), Intrepid Potash—New Mexico, LLC ("NM"), Intrepid Potash—Wendover, LLC ("Wendover"), Moab Pipeline LLC, and Intrepid Aviation LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivatives—On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as hedged items and changes in their fair market values are included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of goods sold.

        Intrepid also entered into interest rate derivative instruments when it had outstanding debt in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These items were not accounted for as hedge items; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method over the estimated useful lives. No depreciation is taken related to assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred.

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. The determination of Intrepid's proven and probable reserves are based on extensive drilling, sampling, mine modeling, mineral recovery, and the economic feasibility of accessing the reserves. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

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

        Leases—Upon entering into leases, Intrepid evaluates whether leases are operating or capital leases. Operating lease expense is recognized as incurred. If lease payments change over the contractual term or involve contingent amounts, the total estimated cost over the term is recognized on a straight-line basis.

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

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at September 30, 2010, were $0.7 million in cash and $66.0 million in cash equivalent investments, which consisted of money market accounts or certificates of deposit with banking institutions for $15.9 million, and U.S. Bank National Association ("U.S. Bank") overnight commercial paper of approximately $50.1 million.

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions, which have been classified as financial instruments, U.S. government agency, municipal and corporate taxable bonds, which have been classified as either held-to-maturity or available-for-sale debt securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale investments are carried at fair value, with changes in fair value recognized through Other Comprehensive Loss. Fair value is assessed using a market based approach. As of September 30, 2010, the Company held $4.3 million of convertible corporate bonds which are classified as available-for-sale. As of September 30, 2010, Intrepid's available-for-sale investments had gross unrealized gains of approximately $44,000 and gross unrealized losses of $14,000. The fair value of Intrepid's held-to-maturity investments at September 30, 2010, and December 31, 2009, approximated their carrying amounts.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, short and long term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost and approximate fair value due to the short-term nature of these instruments, other than the long-term certificate of deposit investments previously described. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the consolidated statements of operations using established counterparty valuations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

        Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock and outstanding non-qualified stock option awards. The dilutive effect of share based compensation arrangements is computed using the treasury stock method. Following the lapse of the vesting period of restricted common stock awards, the shares are issued and therefore are included in the number of issued and outstanding shares.

        Stock Based Compensation—Intrepid accounts for stock based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuances of non-vested restricted common stock awards and non-qualified stock option awards, both of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. There are no performance or market conditions associated with these awards.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended September 30, 2010, and 2009, a weighted average of 100,145 and 120,430 non-vested shares of restricted common stock and 210,017 and 174,229 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2010, and 2009, a weighted average of 119,550 and 204,385 non-vested shares of restricted common stock and 186,014 and 174,229 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$11,659	$9,520	$27,108	$48,637

Basic weighted average common shares outstanding	75,101	75,032	75,077	75,008
Add: Dilutive effect of non-vested restricted common stock	34	24	45	15
Add: Dilutive effect of stock options outstanding	9	—	12	—

Diluted weighted average common shares outstanding	75,144	75,056	75,134	75,023

Earnings per share:
Basic	$0.16	$0.13	$0.36	$0.65

Diluted	$0.16	$0.13	$0.36	$0.65

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of September 30, 2010, and December 31, 2009, respectively (in thousands):

	September 30, 2010	December 31, 2009
Product inventory	$24,082	$46,916
In-process mineral inventory	10,580	6,801
Current parts inventory	11,301	8,232

Total current inventory	45,963	61,949
Long-term parts inventory	7,327	7,149

Total inventory	$53,290	$69,098

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Buildings and plant	$50,766	$46,547
Machinery and equipment	163,176	127,792
Vehicles	7,880	7,796
Office equipment and improvements	13,062	12,896
Ponds and land improvements	5,394	5,193
Construction in progress	81,327	62,736
Land	263	230
Accumulated depreciation	(59,914)	(41,787)

	$261,954	$221,403

Mineral properties and development costs	$40,486	$41,103
Construction in progress	594	—
Accumulated depletion	(8,047)	(7,174)

	$33,033	$33,929

Water rights in "Other Assets"	$2,670	$2,670
Accumulated depletion	(164)	(139)

	$2,506	$2,531

        "Mineral properties and development costs" include accumulated costs of approximately $1.3 million as of September 30, 2010, and December 31, 2009, associated with the presently idled

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

HB Mine which is being converted to a solar solution mine. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution Mine also includes approximately $31.3 million and $27.2 million as of September 30, 2010, and December 31, 2009, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Depreciation	$6,417	$3,913	$18,495	$10,788
Depletion	212	132	897	553
Amortization	55	55	166	166
Accretion	176	169	528	510

Total	$6,860	$4,269	$20,086	$12,017

Note 7—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a revolving credit facility of $125 million. The senior credit facility expires in March 2012. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross collateralized between Intrepid and certain of its subsidiaries. There were no amounts outstanding under the senior credit facility as of September 30, 2010, or December 31, 2009.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility as of September 30, 2010.

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

        Intrepid's asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid's abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Asset retirement obligation—beginning of period	$8,981	$8,666	$8,619	$8,138
Changes in estimated obligations	—	—	10	187
Accretion of discount	176	169	528	510

Total asset retirement obligation—end of period	$9,157	$8,835	$9,157	$8,835

        The undiscounted amount of asset retirement obligation is $32.3 million as of September 30, 2010, and there are no significant payments expected to take place in the next five years.

Note 9—COMPENSATION PLANS

        Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid's performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. Intrepid accrues cash bonus expense related to the current year's performance. There is approximately $3.1 million of cost accrued for the year-to-date period ended September 30, 2010.

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of September 30, 2010, there were a total of 219,324 shares of non-vested restricted common stock outstanding and 277,782 outstanding stock options. As of September 30, 2010, there were approximately 4.2 million shares of common stock available for issuance under the 2008 Plan.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 11,803 shares of common stock during the nine months ended September 30, 2010 to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2011 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately.

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

        Through September 30, 2010, there have been multiple grants of non-vested restricted common stock. Grants made at the time of the initial public offering ("IPO") either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or, in the case of the grant made to one executive officer, vest on a graded schedule through February 2011. The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historical service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time to time to newly hired employees; these awards have typically had a two to four-year vesting schedule. In the first quarters of 2010 and 2009, the Compensation Committee of Intrepid's Board of Directors approved awards of restricted common stock to Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the awards of restricted common stock awards was $0.7 million and $0.6 million for the three months ended September 30, 2010, and 2009, respectively. For the nine months ended September 30, 2010, and 2009, total compensation expense was $2.1 million and $1.5 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of September 30, 2010, there was $4.6 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2013.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

        A summary of Intrepid's restricted common stock activity for awards that have not yet vested for the period from December 31, 2009, to September 30, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	257,339	$28.98
Granted	67,555	25.42
Vested	(81,082)	28.93
Forfeited	(24,488)	29.33

Non-vested restricted common stock, at end of period	219,324	$27.87

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

        The following assumptions were used to compute the weighted average fair value of options granted in the periods presented:

	Nine months ended
	September 30, 2010	September 30, 2009
Risk free interest rate	2.70%	1.8%–2.0%
Dividend yield	—	—
Estimated volatility	57.0%	44%
Expected option life	6 years	5 years

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—COMPENSATION PLANS (Continued)

        For the quarters ended September 30, 2010, and 2009, Intrepid recognized stock based compensation related to stock options of approximately $226,000 and $121,000, respectively. For the nine months ended September 30, 2010, and 2009, total stock based compensation expense related to stock options was $688,000 and $265,000, respectively. As of September 30, 2010, there was $1.9 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013. A summary of Intrepid's stock option activity for the nine months ended September 30, 2010, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	174,229	$20.80			$8.39
Granted	120,473	25.47			14.05
Exercised	(901)	20.80			8.07
Forfeited	(16,018)	23.57			11.61

Outstanding non-qualified stock options, at end of period	277,783	$22.67	$945,621	8.8	$10.66

Vested or expected to vest, end of period	254,523	$22.65	$870,718	8.8	$10.63

Exercisable non-qualified stock options, at end of period	57,189	$20.80	$301,386	8.4	$8.39

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10—INCOME TAXES

        For the three and nine months ended September 30, 2010, income tax expense was $8.2 million and $18.3 million and the effective tax rates were 41.3 percent and 40.4 percent, respectively. For the three and nine months ended September 30, 2009, income tax expense was $6.4 million and $34.6 million and the effective tax rates were 40.2 percent and 41.6 percent, respectively. Intrepid's effective income tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three and nine month periods ended September 30, 2010, and 2009, differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—INCOME TAXES (Continued)

primarily as a result of the estimated effects of the domestic production activities deduction and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands).

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Current portion of income tax (benefit) expense	$(4,018)	$(1,672)	$(1,031)	$8,514
Deferred portion of income tax expense	12,205	8,064	19,369	26,097

Total income tax expense	$8,187	$6,392	$18,338	$34,611

        On September 27, 2010, the Small Business Jobs Act of 2010 was enacted. In part, this legislation provides for an additional first year depreciation deduction equal to 50 percent of the adjusted basis of qualified property placed in service during 2010. The provisions of the Small Business Jobs Act of 2010 resulted in a reduction of our current tax provision and an increase of our deferred tax provision for the 2010 periods presented. As a result of our reduced taxable income, our projected domestic production activity deduction was also reduced, which resulted in the increase in our effective tax rate for the three month period ended September 30, 2010.

        At September 30, 2010, there were no material uncertain tax positions that would impact Intrepid's effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

Note 11—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, NM entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for export potash sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.

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

        Reclamation Deposits & Surety Bonds—As of September 30, 2010, Intrepid had $8.7 million of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—COMMITMENTS AND CONTINGENCIES (Continued)

long-term restricted cash deposits reflected in "Other" long-term assets on the consolidated balance sheets, and $6.2 million was secured by surety bonds issued by an insurer.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical claims liability included in accrued liabilities was approximately $1.3 million as of September 30, 2010, and $1.0 million as of December 31, 2009.

        Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2010, and has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

2010
For the three months ended September 30, 2010	$1,596
For the nine months ended September 30, 2010	$5,080
2009
For the three months ended September 30, 2009	$1,323
For the nine months ended September 30, 2009	$4,340

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. If the state does approve all, or a portion, of the credit, it is anticipated that Intrepid will record a portion as a reduction of capital costs, inventory value, and other income. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's consolidated financial statements as of and for the nine months ended September 30, 2010.

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

        A tabular presentation of the outstanding interest rate derivatives as of September 30, 2010, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at September 30, 2010.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheets as of (in thousands):

	September 30, 2010		December 31, 2009
Derivatives not designated as hedging instruments
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,454	Other current liabilities	$1,539
Interest rate contracts	Other non-current liabilities	1,332	Other non-current liabilities	1,419

Total derivatives not designated as hedging instruments	Net liability	$2,786	Net liability	$2,958

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statements of operations for the periods presented (in thousands):

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest rate contracts:
Realized loss	Interest expense	$(406)	$(436)	$(1,364)	$(1,156)
Unrealized gain (loss)	Interest expense	56	(117)	173	810

Total loss	Interest expense	$(350)	$(553)	$(1,191)	$(346)

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$—	$—	$(448)
Unrealized gain	Cost of goods sold	—	—	—	287

Total loss	Cost of goods sold	$—	$—	$—	$(161)

        Please see Note 13—Fair Value Measurements for a description of how the above financial instruments are valued.

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at September 30, 2010, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at September 30, 2010.

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010, (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(2,786)	$—	$(2,786)	$—

Investments
Available-for-sale securities	$4,301	$—	$4,301	$—

        Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

        Intrepid's available-for-sale investments consist of convertible corporate bonds that are valued using Level 2 inputs. Market pricing for these investments is obtained from Reuters, an established financial markets data provider. The convertible corporate bonds have maturity dates in 2011.

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

and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of September 30, 2010, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 14—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $300,000 to the Pension Plan in 2010, $246,000 of which has been paid through September 30, 2010.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	50	50	151	149
Expected return on assets	(42)	(35)	(126)	(104)
Amortization of transition obligation/(asset)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	21	27	63	81

Net periodic benefit cost	$29	$42	$88	$126

Note 15—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East facility in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through September 30, 2010, Intrepid had received $34.1 million of insurance settlement payments on the related claim; $11.7 million of this amount has been recorded as "Deferred insurance proceeds" on the consolidated balance sheets at September 30, 2010, pending the insurer's final agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and therefore will be recognized in "Insurance settlements in excess of property losses" as settlements are agreed upon. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements in excess of property losses" in 2008 and prior periods, as they represented final settlements with the insurer.

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

        In the three and nine months ended September 30, 2010, Intrepid incurred dry-lease charges of approximately $57,000 and $125,000, respectively, for BH and $111,000 and $442,000, respectively, for IPH. In the three and nine months ended September 30, 2009, Intrepid incurred dry-lease charges of approximately $29,000 and $251,000, respectively, for BH and $24,000 and $581,000, respectively, for IPH. As of September 30, 2010, and December 31, 2009, accounts payable balances were $33,000 and $67,000, respectively, due to BH and $25,000 and $23,000, respectively, due to IPH.

        Sublease of Office Space from Intrepid—Intrepid entered into an agreement with IPC and the LARRK Foundation during 2008 to sublease portions of Intrepid's headquarters office space to these entities. The LARRK Foundation is a charitable foundation of which Mr. Jornayvaz is a trustee. The subleases to IPC and the LARRK Foundation are on the same general terms and conditions as the master lease under which Intrepid leases its office space. IPC and the LARRK Foundation have paid their respective shares of the security deposit due under the master lease and paid directly for the build-out of their respective subleased space. The terms of the subleases are from February 1, 2009, to April 30, 2019, for a total of 123 months. As of September 30, 2010, and December 31, 2009, there were net related party accounts payable balances due to IPC for $13,000 and $16,000, respectively, due to prepayments and refundable deposits related to these arrangements. As of September 30, 2010, and December 31, 2009, there was a net related party accounts payable balance due to the LARRK Foundation for $3,000, due to prepayments and refundable deposits related to these arrangements. The rent amounts due from IPC and the LARRK Foundation are billed on a monthly basis and recognized as a receivable due within 30 days.

        Transition Services Agreement and Surface Use Easement and Water Purchase Agreements —On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement, which has been extended until April 24, 2011. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures.

        In connection with oil and gas rights owned by IOG that exist below the surface of land owned by Moab, Moab entered into two Surface Use Easement and Water Purchase Agreements with IOG, dated July 14, 2009, and November 16, 2009, respectively. Intrepid's Audit Committee approved both agreements. In each agreement, Moab granted IOG an easement across a portion of Moab's land to access a drilling site for one of IOG's wells. The term of each easement is for three years and so long

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 16—RELATED PARTIES (Continued)

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

        As of September 30, 2010, and December 31, 2009, there were net related party accounts payable balances due to IOG for $24,000 and $20,000, due to prepayments made by IOG. Intrepid's billings to IOG are on a monthly basis and are recognized as a receivable from IOG with collection due within 30 days. In the three and nine months ended September 30, 2010, Intrepid's billings to IOG were approximately $2,000 and $68,000, respectively. In the three and nine months ended September 30, 2009, Intrepid's billings to IOG were approximately $60,000 and $72,000, respectively.

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio®; operational difficulties at our facilities; the ability to hire and retain qualified employees; changes in demand and/or production of potash or Trio®/langbeinite; changes in our reserve estimates; our ability to achieve the initiatives of our business strategy, including, but not limited to, the development of the HB Solar Solution Mine and the further development of our langbeinite recovery assets; changes in the prices of our raw materials, including, but not limited to, the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in oil and gas drilling; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® or Intrepid Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption and 9.8 percent of annual U.S. consumption. We are one of two producers of langbeinite, a low-chloride fertilizer that is well-suited for chloride sensitive crops and has the added benefit of sulfur and magnesium. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of goods sold. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce 910,000 tons of potash and 210,000 tons of langbeinite annually. We own two development assets in New Mexico—the HB Solar Solution Mine, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash, and the North Mine, which was operated as a traditional underground mine until the early 1980s.

        We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website address is www.intrepidpotash.com.

Our Products and Markets

  Potash

        The majority of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales, which we calculate as gross sales less freight costs, and gross margin derived from potash sales were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
2010
For the three months ended September 30, 2010	91%	99%
For the nine months ended September 30, 2010	88%	98%
2009
For the three months ended September 30, 2009	84%	90%
For the nine months ended September 30, 2009	82%	87%

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

        The agricultural demand for potash in 2010 has been much more historically normal than the demand that we experienced beginning in the fall of 2008 which persisted through most of 2009. The demand for fertilizer began to recover late in 2009 and we continue to experience a more normal market in 2010 compared to historic demand levels over the last 25 years. The third quarter of 2010 has been characterized by good demand for potash as our customers began purchasing potash for their own inventory in anticipation of the fall planting season. The fall harvest got off to an early start this year compared to the last couple of years. With much of the fall harvest occurring on time or early and the weather window still open, applications of fertilizer in the fall have been robust. While the deliveries have been strong, we have also seen a general strengthening of agricultural commodity prices as well as a strengthening of potash prices. In addition, crop prices have moved up significantly due to increased demand and some downward revisions in yields by the United States Department of Agriculture ("USDA"). We also believe farmers became concerned about the risk of yield losses resulting from large cuts in fertilizer applications during the prior two growing seasons. These situations, together with a smaller chance of price shocks from nitrogen which can be attributed to the relatively flat natural gas forward curve, set the stage for strong economics to the farmer. Finally, potash prices appeared to hit a low in the summer of 2010 as multiple price increases to take effect in the fall of 2010 were announced both domestically and internationally.

        In the first quarter of 2010, sales volumes of potash were higher than any quarter in the last two years as dealers and retailers prepared for the spring application season. Second quarter sales contracted, as is typical after a strong spring fertilizer application season, as dealers waited to start replenishing inventories for the fall season in order to see how pricing developed. During the third quarter of 2010, we experienced strong sales volumes with potash sales of 221,000 tons and Trio® sales of 45,000 tons, due to strong crop economics, and an increase in demand, each of which led to announced price increases in the fourth quarter of 2010. More specifically, on the macro level, the USDA recently revised world grain stocks down from 198.8 million metric tons last year to 163.4 million metric tons this year. As a result of both macro demand and supply for potash, as well as crop price trends, notably for corn, potash prices have increased over the last several months. Over the long-term, we believe that domestic apparent consumption of fertilizers will return to historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic apparent consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 10 percent through historical periods of low agricultural commodity prices, depressed oil and gas drilling, negative farmer margins, and a variety of other negative economic factors.

        During the third quarter of 2010, potash prices began their first meaningful recovery since declining from peak levels in 2008. Our average net realized sales price for potash was $343 per ton in the third quarter of 2010. We realized a $33 per ton decrease in our average net realized sales price for potash in the third quarter of 2010 compared to the second quarter of 2010. The average net realized sales prices are calculated by subtracting freight costs from gross sales revenue and then dividing this result by the number of tons sold. Spot prices have increased from the summer price incentive pricing levels. We initially raised our price for red granular in Carlsbad from $360 per ton to $380 per ton for orders placed after October 1, 2010, and again to $410 per ton for orders placed after November 1, 2010. Subsequent to our announcement to increase prices on November 1, 2010, we increased our red granular pricing to $435 per ton effective October 18, 2010. Based on continued strong demand in the market and limited product availability, we again raised our price of red granular potash, effective November 1, 2010 to $485 per ton. Our average net realized sales price per ton will likely always be less than our posted price due to a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, variable pricing across our different products and that it may take approximately three months after the effective date of any given price increase for the full impact of that price increase to be realized in our financial results. As we will continue to honor rail shipments that were committed to prior to the announcement of price increases, we do not expect to realize the impact of these price increases for rail shipments until December 2010. However, we will begin to realize the increased pricing immediately for product that is delivered at our plants into the truck market. We experienced increased truck market sales activity in September 2010 as a result of our announced price increases as we believe some of our customers accelerated their purchases from October into September, in advance of the price increases taking effect in October 2010.

        Industrial demand for our standard-sized potash increased, as we sold 32 percent more in industrial sales volumes into this market in the third quarter of 2010 compared to a year ago, yet demand remains below the levels experienced during 2007 and 2008 due to continued relatively lower levels of oil and especially gas drilling in the geographic markets proximate to our mines. In addition, some drillers have switched to alternatives to standard potash or have attempted to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs. We believe that potash is the most effective clay inhibitor available, and we are promoting potash as the drilling fluid additive of choice in our traditional industrial markets and working with our key customers to find ways to stimulate demand. The market for the industrial standard potash used in fracture fluids is somewhat regional, and we have experienced differences in demand for our product with respect to the markets served by our Carlsbad operations and our Utah operations. Our Carlsbad operations, which predominately serve Texas, Oklahoma, Louisiana, and New Mexico, have experienced higher sales in comparison to the level of sales of standard potash from our Utah operations. The relatively lower natural gas prices in the Rocky Mountain region resulting in a decreased level of permitting for oil and gas wells in the Colorado, Utah, and Wyoming areas, have resulted in a significantly lower level of sales of standard-sized potash. Consequently, we have experienced an accumulation of standard-sized potash inventory at our Utah facilities.

        We expect that industrial demand for our standard product will correlate over the long-term with oil and gas pricing, drilling, and well completion activity. Through industry publications, we monitor the oil and gas drilling rig count in the United States as an indicator of drilling activity. We are taking steps to increase our marketing flexibility by installing a new compaction facility in Moab that will be able to granulate all of our annual potash production at Moab. This will ensure our production mix can be modified, as needed, to meet demand in the agricultural, industrial, and feed markets that we serve. We expect the new Moab compaction facility to be placed in service in December 2010.

        The tons of product sold to our feed markets declined during the third quarter of 2010 as a result of a more competitive feed market. We anticipate our feed market sales to be relatively flat during the fourth quarter of 2010 compared to the third quarter of 2010. The percentage of our overall sales mix changed when compared to the same period in 2009. This was driven, not by a decrease in feed sales, but rather by a stronger overall sales market for potash. The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2010
For the three months ended September 30, 2010	83%	12%	5%
For the nine months ended September 30, 2010	82%	12%	6%
2009
For the three months ended September 30, 2009	70%	17%	13%
For the nine months ended September 30, 2009	65%	20%	15%

  Trio®

        We began producing and selling langbeinite in late 2005 and have been marketing it as Trio® since 2007. Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. We are focusing our marketing efforts on increasing the awareness of the benefits of Trio® and working to grow the overall Trio® market. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Sales of our granular-sized Trio® product continued to be solid during the third quarter of 2010 as we sold through our available inventory.

        In May 2010, we announced a capital project to expand our production of langbeinite to meet increasing demand, particularly for the granular-sized Trio® product. This capital project is designed to increase our recoveries of langbeinite from approximately 30-35 percent to approximately 50 percent, while, at the same time, reducing process water usage and providing us with the flexibility to produce a smoother premium granulated, or prilled, product, thereby allowing us to sell all of our production into the granular market.

        We realized an increase in the net realized sales price per ton of Trio® from $162 per ton in the second quarter of 2010 to $173 per ton in the third quarter of 2010. Our pricing for granular Trio® was increased to $246 per ton effective October 15, 2010. Demand for granular Trio® continues to be robust and we expect Trio® sales demand will exceed our production capabilities for the next few quarters, resulting in the need to sell our granular product on an allocated basis. Part of the reason that we need to allocate tonnage to our Trio® customers is that during July 2010, we shut down our langbeinite plant at our East facility for a total of 14 days due to unusually heavy rainfall. The Carlsbad, New Mexico region received approximately nine inches of rain during late June and July 2010. For perspective, average total precipitation in Carlsbad is approximately 14 inches per year, and the July rains put Carlsbad on track to have one of the five wettest years on record since 1912. This aberrant weather in Carlsbad highlights the importance of our Langbeinite Recovery Improvement Project, which is designed to reduce our freshwater usage in the production of langbeinite, thereby reducing the risk of impacts from significant or unusual weather events like those just experienced. Production was not further impacted by rain in August and September and our storm water control systems are operating within the designed parameters as we exit the normal wet season in Carlsbad so we believe we should not experience further disruptions from rain this year. Although the underground mining operations have been delivering tons to the mill, the cost side of our East surface facility has continued to be challenging due to the nature of processing mixed ore combined with lower operating efficiencies due to older equipment at the East facility. As we actively upgrade the East surface plant, construct and improve its facilities, as part of our previously announced Langbeinite Recovery Improvement Project, we have experienced and expect to continue to experience operating inefficiencies from time to time.

        Our Trio® product is marketed domestically and internationally. In contrast, virtually all of our potash is sold in the United States. The mix of our U.S. and export Trio® sales volumes has changed as domestic demand has remained strong for granular-sized Trio® product, while the export market for our standard-sized Trio® product has lagged the strong results experienced in 2007 and 2008. As the export market for granular Trio® has been strengthening, we have elected to take only selected opportunities of these sales as domestic product sales of granular Trio® yield a higher average net realized sales price. International standard Trio® customers are slowly converting to granular customers as the technology for spreading fertilizer develops internationally. We expect that future growth in Trio® demand will be primarily for granular-sized product. During the nine months ended September 30, 2010, 15 percent of our gross sales dollars were related to Trio®, and, of that 15 percent, 30 percent were export sales, resulting in less than five percent of our overall gross sales being sold outside the United States. The percentages of our Trio® sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods.

	United States	Export
Trio® only
2010
For the three months ended September 30, 2010	57%	43%
For the nine months ended September 30, 2010	66%	34%
2009
For the three months ended September 30, 2009	39%	61%
For the nine months ended September 30, 2009	59%	41%

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator as it conveys the sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and then determine which of our production facilities can be utilized to fill these needs.

        During the third quarter of 2010, we sold more granular tons then we produced and exited the quarter with our granular inventories at low levels as we responded to strong demand for our products. As mentioned previously, the early fall demand resulted from our customers building inventory in anticipation of the fall season in response to increasing crop and potash prices and the early harvest. As we are currently experiencing demand for our granular product at levels exceeding our inventories of granular product, we are compacting product at full capacity at all of our facilities to meet existing orders and to prepare for the coming spring season. We anticipate that crop prices will remain strong at least through the next crop cycle, which would support a continuation of strong demand in the spring of 2011.

        The volumes of product we sell are determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward managing inventory levels in the near term while ensuring that our balance sheet remains strong. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance specifically for larger maintenance turnaround projects. We performed annual turnaround maintenance at our Carlsbad facilities in the third quarter, including work performed at our East facility, which extended approximately 10 days into the fourth quarter this year. The timing and duration of the work performed at the East facility were a result of scheduled maintenance requirements and the need to perform certain tasks in anticipation of beginning construction of our Langbeinite Recovery Improvement Project. As a result of this maintenance work, we anticipate increasing production capacity beginning in November 2010.

        Our profitability is directly linked to the sales price of our product, our production rates, and, to a lesser extent, the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our current operating strategy is to build inventory for the spring season where we anticipate selling product at higher prices while producing as much product as possible, which, in turn, is intended to lower our per ton costs and improve our gross margins. Because of the location of our assets and the regional markets we serve, we see different market prices throughout the United States and actively manage our sales to take advantage of the pricing available in different regions.

        To some degree, we consider international prices in determining the prices at which we sell our products. Generally, we have benefited from the weakening U.S. dollar in prior periods. The potential impact of a weaker U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars upward in order to retain their local currency equivalent sales price, potentially allowing for increases in the average net realized sales prices we can obtain for our products. Mitigating the impact of a weaker U.S. dollar is the fact that our sales and costs are denominated in U.S. dollars; therefore, the change in the value of the U.S. dollar against other currencies has less of an effect on us as opposed to our competitors. The strengthening we are seeing in pricing more recently however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability to farmers at today's commodity prices.

        Domestic pricing of our products is influenced by, among other things, the pricing established by the Canadian producers and other large world producers, the interaction of global supply and demand of potash, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. The decline in third quarter net sales price was expected as summer price incentive programs were announced in July by some of our competitors. However, as disclosed above, we have subsequently announced four price increases subsequent to September 30, 2010, which has increased our pricing to $485 per ton. We expect the full price impact of these price increases to be realized approximately three months after their effective date as we typically have amounts of product already ordered at the time we announce a price increase. We note the price of potash is currently low relative to nitrogen and phosphate fertilizers, and crop prices are at levels favorable to balanced fertilization. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2009 and 2010.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167
December 31, 2009	$408	$190
September 30, 2009	$458	$246
June 30, 2009	$674	$338
March 31, 2009	$727	$330

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under authoritative generally accepted accounting principles in the United States ("GAAP") with respect to inventory costing. In the first quarter of 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. There was no such adjustment made in the second or third quarters of 2010 as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter. We compared actual production relative to what we estimated could have been produced if we had not elected market related shutdowns and lower operating rates in order to determine the abnormal cost adjustment. The staffing programs at our Carlsbad mines have allowed us to produce ore at levels that we consider within a normal range. We continue to produce below capacity at our Wendover facility; however, we are doing so in response to what we believe is lower sustained demand for standard potash. Therefore, we have adjusted our assessment of normal production for the Wendover facility at the current time. We are working on options to move standard tons into other markets and grow the existing market, but, until we identify those opportunities, we consider operation of the Wendover facility below its productive capacity in order to control inventory levels as a normal response to this market. We also recognize that our Wendover facility will therefore have a higher per-unit cost of production. In addition, the Moab Compaction Project we have begun will allow us to shift more standard sales to Wendover as sales can be shipped from either location to satisfy demand. Until that project is completed or we develop a market for more standard sales, we anticipate lower operating rates and, as a result, higher costs at our Wendover facility.

  Cost of Goods Sold

        Our cost of goods sold reflects the transfer from inventory of the accumulated costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and chemicals that are variable, which make up approximately 20 percent of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory levels. Inventory levels are a function of previous period ending inventories, production rates, and sales levels. In 2010, we have seen an increase in both our overall production costs and our cost of goods sold compared to 2009. As the production rates from our mines returned to higher levels in 2010 as compared to 2009, per unit costs in 2010 have begun to decrease as compared to 2009. The total production related costs increased during the quarter ended September 30, 2010, compared to the same period in 2009, resulting primarily from increased production volumes. Increased production volumes resulted in higher labor costs, natural gas costs and chemicals. The increase in cost of goods sold is a reflection of the increase in sales volumes in 2010, compared to 2009, as well as the resulting lower inventory levels in 2010, when compared to 2009.

        Our production costs per ton are also impacted when our production levels change, such as for annual maintenance turnarounds, mine development, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries.

        Excluding the effects of the direct expensing of costs associated with abnormally low production rates in the third quarter of 2009, our potash cost of goods sold per ton decreased slightly in the third quarter of 2010 relative to the third quarter of 2009. There were no abnormal production costs incurred during the third quarter 2010. Our potash cost of goods sold per ton, net of $7 per ton of by-product credits, was $171 per ton in the quarter ended September 30, 2010, exclusive of depreciation, depletion, amortization and royalties, compared to $177 per ton, net of $16 per ton of by-product credits, in the same quarter of 2009 and $206 per ton, net of $11 per ton of by-product credits, in the second quarter of 2010. Our slightly lower cost of goods sold per ton during the third quarter of 2010 resulted primarily from higher operating efficiencies and the effect of reducing our potash inventories.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three and nine months ended September 30, 2010, our royalty rates were 3.9 percent in each period. For the three and nine months ended September 30, 2009, our royalty rates were 4.1 percent and 3.8 percent, respectively. We expect that future average rates will be relatively consistent with these rates.

  Income Taxes

        Intrepid is a subchapter C corporation and, therefore, is subject to federal and state income taxes on its taxable income. For the three and nine month periods ending September 30, 2010, our effective income tax rates were 41.3 percent and 40.4 percent, respectively. For the three and nine month periods ending September 30, 2009, our effective income tax rates were 40.2 percent and 41.6 percent, respectively. Our effective income tax rate is impacted primarily by the amount of taxable income associated with each state jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        On September 27, 2010, the Small Business Jobs Act of 2010 was enacted. In part, this legislation provides for an additional first year depreciation deduction equal to 50 percent of the adjusted basis of qualified property placed in service during 2010. The provisions of the Small Business Jobs Act of 2010 resulted in a reduction of our current tax provision and an increase of our deferred tax provision for the 2010 periods presented. As a result of our reduced taxable income, our projected domestic production activity deduction was also reduced. This reduction of our domestic production activity deduction is the predominant factor causing an increase in the estimated annual effective tax rate from 39.7 percent for the six months ended June 30, 2010, to 40.4 percent for the nine months ended September 30, 2010.

        For the three and nine months ended September 30, 2010, our total tax expense was $8.2 million and $18.3 million, respectively. Total tax expense for the quarter ended September 30, 2010, was comprised of $4.0 million of current income tax benefit and $12.2 million of deferred income tax expense. There was $1.0 million of current income tax benefit and $19.3 million of deferred income tax expense for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, our total tax expense was $6.4 million and $34.6 million, respectively. For these periods, total tax expense was comprised of $1.7 million of tax benefit and $8.5 million of tax expense, respectively, of current income tax (benefit) expense and $8.1 million and $26.1 million, respectively, of deferred income tax expense.

Operating Highlights

Three Months Ended September 30, 2010, and 2009

        As a result of higher sales volumes during the third quarter of 2010 compared to the third quarter of 2009, income before income taxes was higher at $19.8 million for the three months ended September 30, 2010, compared to $15.9 million for the same period in 2009. Despite a decrease in our average net realized sales price per ton for both potash and Trio®, total sales volume in 2010 increased by 99 percent for potash and 13 percent for Trio®. We sold 221,000 tons of potash and 45,000 tons of Trio® in the three months ended September 30, 2010, as compared to 111,000 tons of potash and 40,000 tons of Trio® in the same period of 2009. The increase in sales volumes resulted from the continuation of the same factors that contributed to higher sales in the first quarter, including more historically normal demand from farmers because of improved economic and weather conditions, the decline in potash prices from their high point in 2008, and the need to replace the nutrients depleted by crops in 2008 and 2009 after lower potash fertilizer application rates in those periods. Industrial grade potash sales volumes in the third quarter of 2010 also increased by approximately 32 percent from sales volumes in the third quarter of 2009. The vast majority of this increase was from standard sales into the drilling markets located in Texas, Oklahoma, Louisiana, and New Mexico that are typically serviced from our Carlsbad East facility.

        Our production volume of potash in the third quarter of 2010 was 166,000 tons, or 54,000 tons more than in the third quarter of 2009. Our 2010 production was higher than in 2009 primarily due to actions we took in 2009 to slow production in order to more closely align our supply with market demand and to manage our inventory. In the third quarter of 2010, we achieved the staffing levels for our mining operations which should allow the mines in Carlsbad to increase production rates. As demand increased through the fourth quarter of 2009 and into 2010, we have increased production in Moab and in Carlsbad.

        Our average net realized sales price of potash was $343 per ton ($378 per metric ton) for the three months ended September 30, 2010, as compared to $458 per ton for the three months ended September 30, 2009. The decrease in our average net realized sales price was primarily the result of competitive pricing associated with summer fill programs offered by our competitors. We expect that our net realized sales price for potash will increase during the fourth quarter of 2010 compared to the third quarter of 2010 as a result of the price increases described previously that became effective subsequent to September 30, 2010. However, we do not expect the full impact of these price increases to be realized until the first part of 2011 as orders had been placed prior to the announced price increases. Excluding costs associated with abnormal production in 2009, our average potash gross margin as a percentage of net sales was 35 percent for the three months ended September 30, 2010, as compared to 50 percent in the three months ended September 30, 2009.

        In the third quarter of 2010, our potash cost of goods sold was $210 per ton, net of by-product credits, compared to cost of goods sold for potash in the third quarter of 2009 of $214 per ton, net of by-product credits. We did not experience any costs associated with abnormal production during the three months ended September 30, 2010 and we expensed $5.8 million of abnormal production costs during the three months ended September 30, 2009.

        Our cost of goods sold for Trio® increased $3 per ton in the third quarter of 2010 relative to the third quarter of 2009. The increase per ton cost in 2010 resulted primarily from the decreased productivity as we shut down our langbeinite plant at our East facility in July 2010 due to unusually heavy rainfall in addition to generally lower recoveries experienced in the quarter, coupled with slight increase in operating costs.

        The annual maintenance turnaround at our East Mine began at the end of September 2010 and was successfully concluded approximately ten days into October 2010. The shutdown allowed us to complete scheduled maintenance work underground, and at our surface production facilities. In addition, certain utilities were relocated in preparation for the new langbeinite recovery improvement processing facility, which is expected to become operational in the fourth quarter of 2011. As our fixed costs during shutdowns remain at least the same and those costs are then distributed over fewer production tons during the quarter, we expect our fourth quarter per ton operating costs to be higher than the third quarter due to the East Mine maintenance turnaround operation that occurred mostly during the fourth quarter of 2010.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production are excluded from the following analysis.

	Three months ended
	September 30, 2010	September 30, 2009	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	166	112	54	48%

Langbeinite	32	60	(28)	(47)%

Sales volume (in thousands of tons):
Potash	221	111	110	99%

Trio®	45	40	5	13%

Gross sales (in thousands):
Potash	$81,246	$54,521	$26,725	49%
Trio®	10,225	11,928	(1,703)	(14)%

Total	91,471	66,449	25,022	38%
Freight costs (in thousands):
Potash	5,396	3,598	1,798	50%
Trio®	2,435	1,995	440	22%

Total	7,831	5,593	2,238	40%
Net sales (in thousands):
Potash	75,850	50,923	24,927	49%
Trio®	7,790	9,933	(2,143)	(22)%

Total	$83,640	$60,856	$22,784	37%

Potash statistics (per ton):
Average net realized sales price	$343	$458	$(115)	(25)%
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	171	177	(6)	(3)%
Depreciation, depletion, and amortization	26	19	7	37%
Royalties	13	18	(5)	(28)%

Total potash cost of goods sold	210	214	(4)	(2)%

Warehousing and handling costs	11	13	(2)	(15)%

Average potash gross margin (exclusive of costs associated with abnormal production)	$122	$231	$(109)	(47)%

Trio® statistics (per ton):
Average net realized sales price	$173	$246	$(73)	(30)%
Cost of goods sold (exclusive of items shown separately below)	132	131	1	1%
Depreciation, depletion and amortization	18	12	6	50%
Royalties	8	12	(4)	(33)%

Total Trio® cost of goods sold	158	155	3	2%

Warehousing and handling costs	12	17	(5)	(29)%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$3	$74	$(71)	(96)%

*
On a per ton basis, by-product credits were $7 and $16 for the three month period ended September 30, 2010, and 2009, respectively. By-product credits were $1.5 million and $1.7 million for the three month period ended September 30, 2010, and 2009, respectively. Costs associated with abnormal production were zero and $5.8 million for the three month period ended September 30, 2010, and 2009, respectively.

Nine Months Ended September 30, 2010, and 2009

        Income before income taxes for the nine months ended September 30, 2010, and 2009, was $45.4 million and $83.2 million, respectively. The decrease in the comparable periods again followed from a lower average net realized sales price per ton of both potash and Trio®. We sold 594,000 and 177,000 tons of potash and Trio® in the nine months ended September 30, 2010, as compared to 290,000 and 123,000 tons in the same period of 2009. The 105 percent increase in potash sales volumes resulted primarily from the surge in sales during the first and third quarters of 2010 which resulted from farmers' need to replace the nutrients depleted by crops in 2008 and 2009 because of lower potash fertilizer application rates in those periods, in conjunction with less volatile pricing. The fall application season has been particularly strong in 2010. Industrial grade potash sales volumes in the nine months ended September 30, 2010, also increased by approximately 20 percent from sales volumes in the comparative period of 2009. The 44 percent increase in Trio® sales volumes was driven largely by a continued increase in domestic sales combined with some shipments to fulfill export demand, particularly for granular product.

        Our production volume of potash in the nine months ended September 30, 2010, was 503,000 tons, or 122,000 tons more than in the first nine months of 2009. Our production was primarily lower in 2009 due to actions we took to slow production in order to more closely align our supply with market demand and to manage our inventory. As demand increased through the fourth quarter of 2009 and into 2010, we have increased staffing levels at our Carlsbad facilities and following the hiring and training periods, we now have the staffing of the hourly mine and plant staff at levels that should allow us to increase production.

        Our average net realized sales price of potash was $354 per ton ($391 per metric ton) in the nine months ended September 30, 2010, as compared to $610 per ton in the nine months ended September 30, 2009. The decrease in our average net realized sales price was the result of price reductions we took to remain competitive. The pricing was also impacted by the actions of our international competitors following their settlements of new contracts at lower prices with large importing countries, such as China, India and Brazil. Excluding costs associated with abnormal production, our average potash gross margin as a percentage of net sales was reduced to 32 percent for the nine months ended September 30, 2010, as compared to 58 percent in the nine months ended September 30, 2009, and was largely attributable to the lower average net realized sales price.

        In the first nine months of 2010, we directly expensed $0.5 million of costs related to abnormal production, and our potash cost of goods sold was $229 per ton, net of by-product credits. This compares to cost of goods sold for potash in the first nine months of 2009 of $241 per ton, net of by-product credits, and the expensing of $12.0 million of costs related to abnormal production.

        Our cost of goods sold for Trio® decreased $23 per ton in the first nine months of 2010 relative to the first nine months of 2009. Production decreased in the nine months ended September 30, 2010, attributable to the shut down of our langbeinite plant at our East facility in July 2010 due to unusually heavy rainfall, which was more than offset by increased tons sold in the first nine months of 2010 relative to the same period in 2009. Therefore, fixed production costs were spread over more tons in 2010, lowering the costs of goods sold per ton for Trio®. In the first nine months of 2009, we directly expensed $0.2 million of costs related to abnormal production.

Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production are excluded from the following analysis.

	Nine months ended
	September 30, 2010	September 30, 2009	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	503	381	122	32%

Langbeinite	128	147	(19)	(13)%

Sales volume (in thousands of tons):
Potash	594	290	304	105%

Trio®	177	123	54	44%

Gross sales (in thousands):
Potash	$223,522	$184,602	$38,920	21%
Trio®	39,627	44,140	(4,513)	(10)%

Total	263,149	228,742	34,407	15%
Freight costs (in thousands):
Potash	13,110	7,997	5,113	64%
Trio®	10,060	6,425	3,635	57%

Total	23,170	14,422	8,748	61%
Net sales (in thousands):
Potash	210,412	176,605	33,807	19%
Trio®	29,567	37,715	(8,148)	(22)%

Total	$239,979	$214,320	$25,659	12%

Potash statistics (per ton):
Average net realized sales price	$354	$610	$(256)	(42)%
Cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	190	200	(10)	(5)%
Depreciation, depletion, and amortization	26	19	7	37%
Royalties	13	22	(9)	(41)%

Total potash cost of goods sold	229	241	(12)	(5)%

Warehousing and handling costs	10	14	(4)	(29)%

Average potash gross margin (exclusive of costs associated with abnormal production)	$115	$355	$(240)	(68)%

Trio® statistics (per ton):
Average net realized sales price	$167	$306	$(139)	(45)%
Cost of goods sold (exclusive of items shown separately below)	124	143	(19)	(13)%
Depreciation, depletion and amortization	17	14	3	21%
Royalties	8	15	(7)	(47)%

Total Trio® cost of goods sold	149	172	(23)	(13)%

Warehousing and handling costs	10	14	(4)	(29)%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$8	$120	$(112)	(93)%

*
On a per ton basis, by-product credits were $8 and $17 for the nine month period ended September 30, 2010, and 2009, respectively. By-product credits were $4.9 million for both the nine month periods ended September 30, 2010, and 2009, respectively. Costs associated with abnormal production were $0.5 million and $12.2 million for the nine month period ended September 30, 2010, and 2009, respectively.

Outlook for the Remainder of 2010

        The potash market continues to exhibit more historically normal demand trends, which has allowed producers to bring back production capacity idled in 2008 and 2009. Spring 2010 fertilizer demand was indicative of the historical market in North America and the summer slow-down was also in line with historical norms. The fall application season got off to an early start as the fall harvest started earlier than the last couple of years and the outlook for crop prices improved in response to strong grain demand along with the USDA's recent downward revision of grain stocks. Potash prices reached a low this summer when some producers offered summer price incentive programs and are presently moving higher as we enter the heart of the fall season. We expect the remainder of 2010 to be in line with historical norms with strong potash demand through the fall season. After the fall, we would expect to experience a decline in sales volumes toward the end of the year as winter weather closes the fertilizer application window.

        The potash market has stabilized markedly compared to the volatility the industry experienced in 2008 and 2009. The price of corn has increased significantly for front month delivery contracts over the past several months, increasing confidence that farmers should have the economic resources to replace the nutrients drawn from the soil. In addition, the overall commodity markets for grains, sugar, cotton and other commodities has significantly improved since the end of June 2010. There is also a much more stable environment for cattle and hog prices as the impact of herd liquidations has resulted in smaller herd sizes. This overall strengthening has afforded an opportunity for farmer economics to expand significantly. As a result, we anticipate that our recently announced price increases will be accepted in the market. We will continue to monitor the market and respond to overall improvements in demand and farmer economics. We do anticipate the typical decline in sales volumes toward the end of the year as winter weather closes the fertilizer application window. This is a normal part of the fertilizer purchasing cycle by our customers and the focus will be on anticipated demand into the spring. Our key agricultural customers understand these cycles as well and, as always, are seeking to maximize their returns by strategically choosing when to replenish their inventories.

        In August 2010, BHP Billiton Plc ("BHP") initiated a hostile takeover of Potash Corp of Saskatchewan, Inc. ("Potash Corp."). BHP has stated publicly that, if successful with its takeover bid, it would plan to operate Potash Corp.'s potash mines at full capacity. This statement has led to speculation regarding the future longer term price of potash due to the effect that such a strategy may have on the worldwide supply of potash. While the outcome of BHP's bid for Potash Corp. and its operating intentions, if successful in its bid, remain unclear, we remain committed to reinvesting in the business and executing on projects that are expected to increase the reliability of the operations, increase recoveries and bring on new production at incrementally lower per unit costs, which are designed to decrease our per unit production costs and increase our operating margins.

Potash Prices

        The price for potash has been and will continue to be the most significant driver of profitability for our business. As discussed earlier, prices had contracted from 2008 and 2009 levels, and the $343 per ton average net realized sales price in the third quarter of 2010 for potash was affected by our competitor's summer price incentive programs. However, prices have begun to rebound this fall in response to strong demand and favorable commodity prices for corn and other crops. We have already announced three price increases for red granular potash subsequent to September 30, 2010, with our current price quoted at $485 per ton effective November 1, 2010. We expect these price increases to have a modest impact on our fourth quarter realized pricing before being fully realized in the first quarter of 2011.

        Other factors that may impact pricing for the remainder of 2010 include the amount and price at which China will continue buying potash during 2010 and into 2011, how much demand will be satiated at current prices, and whether increases in crop prices and other crop nutrients can be sustained. The current uptick in demand has allowed us to sell down our granular inventories to historically normal levels for this time of year, indicating a strong likelihood that our granular sales for the remainder of 2010 will match, and in some cases exceed, our granular production rates.

        We continue to have demand for our granular Trio® in excess of our productive capacity as the demand for this product remains strong. Trio® prices tend to move in relationship to potash. As a result, we raised the price on our granular Trio® from $211 per ton to $246 per ton effective October 15, 2010. We expect that the continued demand for this product and the improving agronomic understanding of the benefits of the magnesium and sulfur will provide an opportunity to continue to price this product based on the value to the farmer.

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

        As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In the three and nine months ended September 30, 2010, we invested approximately $30.9 million and $59.7 million, respectively, in capital projects. Based on our pace of capital expenditures thus far in 2010 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2010.

        In May 2010, we announced our Langbeinite Recovery Improvement Project, which is designed to increase our recoveries of Trio® from the langbeinite ore. As part of this project, we are investing in a plant to allow us the flexibility to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the granular market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. We anticipate preliminary activities will begin in the fourth quarter of 2010, and completion and operation of the project are expected by the end of 2011. The total capital investment for this project is expected to be between $85 and $90 million. We are committed to the expansion of our langbeinite production and to increasing our marketing efforts to educate farmers about the agronomic benefits of Trio®.

        We continue to prepare for construction of the HB Solar Solution Mine, a project to develop and build a solution mine combined with solar evaporation ponds. Project cost estimates remain in the range of $120 and $130 million, of which $31.3 million has been invested to date. We expect to invest the bulk of this capital after we receive all of the necessary approvals and permits from the state and federal regulatory agencies. In July 2010, a ground water discharge permit for the HB Solar Solution Mine was approved by the New Mexico Environment Department, which represented the achievement of an important regulatory milestone. The Environmental Impact Statement ("EIS") review being undertaken by the Bureau of Land Management ("BLM") is continuing to progress. We currently anticipate that the EIS process will be completed in the fourth quarter of 2011. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly and first production should result approximately twelve to eighteen months later, with full production anticipated approximately two years after approvals are obtained and construction begins. We have budgeted $4 to

$8 million for this project in 2010 that will be used for continued permitting activities, engineering, and some advance purchases of materials.

        Total capital investment in 2010 is estimated to be between $110 and $120 million. A breakdown of our capital investment plan includes approximately $41 to $45 million to replace assets needed to maintain production, $7 to $8 million to improve and modernize equipment, $55 to $59 million to increase productive capacity as described more fully below, and $7 to $8 million to continue the replacement of the East facility warehouse. A portion of the East facility warehouse investment has already been reimbursed, and the remainder we expect to be reimbursed by our insurer. The 2010 capital program is being funded out of cash flow and existing cash on hand.

        The following are a few of the projects that are slated for investment and/or completion in 2010 to improve the overall reliability of the operations and increase productive capacity:

  •
  As mentioned previously, we announced our Langbeinite Recovery Improvement Project in May 2010. Of the total capital investment for the project, approximately $10.7 million has been invested to date, approximately $17 to $22 million will be invested during the remainder of 2010, and the balance will be invested in 2011. Variability in the timing of the fabrication of materials for this project could have an impact on the timing of investment in the project during 2010. This project is a high priority due to the expected increase in langbeinite production due to higher recoveries from the same amount of ore throughput from the East facility, which is expected to result in a lower average cash cost structure at the East facility;

  •
  Expand compaction capacity through our Moab Compaction Project by installing a new compaction facility that can granulate all of our Moab production. This project will allow us to better adapt to market demand fluctuations for our standard and granular potash. The longer lead-time equipment is already on site, and the project is proceeding as planned. The project investment is approximately $11 to $13 million, and the Moab compaction facility is scheduled to be operational at the end of this year;

  •
  Replace the wind-damaged warehouse capacity at the Carlsbad East facility for approximately $7 to $8 million. In addition, new warehouse capacity is planned at Wendover to provide increased operational flexibility of which approximately $0.3 million is planned to be invested in the fourth quarter of 2010, and approximately $2 to $3 million is planned in 2011;

  •
  Continue to improve our distribution control systems and overall monitoring instrumentation at our production facilities; and

  •
  Add new equipment, including miners and conveyors, to develop new mine panels at the Carlsbad mines at costs of approximately $7 to $8 million.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of September 30, 2010, we had cash, cash equivalents, and investments of $126.5 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $0.7 million in cash and $66.0 million in cash equivalent investments. The cash equivalents consisted of approximately $15.9 million in money market accounts or certificates of deposit with banking institutions, and approximately $50.1 million in U.S. Bank National Association ("U.S. Bank") overnight commercial paper. We had no losses on our cash and cash equivalents during the first nine months of 2010, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of September 30, 2010, we had $33.0 million and $26.8 million, respectively, invested in short-term and long-term certificate of deposit and U.S. government agency, municipal and corporate bond investments. In addition, Intrepid has invested in corporate bonds that are convertible into equity securities in the amount of $4.3 million as of September 30, 2010, which we have classified as available-for-sale securities.

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

	Nine months ended
	September 30, 2010	September 30, 2009
	(In thousands)
Cash Flows from Operating Activities	$76,509	$57,990
Cash Flows from Investing Activities	$(98,901)	$(86,033)
Cash Flows from Financing Activities	$(708)	$(1,283)

Operating Activities

        Total cash provided by operating activities was $76.5 million for the nine months ended September 30, 2010, compared to $58.0 million for the nine months ended September 30, 2009. The $18.5 million increase in cash provided by operating activities in the first nine months of 2010 was due primarily to the sales of product early in the year which decreased product inventory balances. We have also continued to experience more robust overall sales in the third quarter of 2010 as compared to 2009, which has been a significant contributor to the higher operating cash flows. These changes were offset by lower net income and lower non-cash deferred income tax expense when comparing the first nine months of 2010 to 2009. The lower net income and decreased product inventory are reflective of the continued business conditions in our industry, as producers are selling more product than in the first nine months of 2009, although at much lower prices. For the nine months ended September 30, 2010, inventories decreased $15.8 million compared to an increase of $19.9 million in the same period in 2009, due to increased demand for our products reflected in sales tons after the declines in application rates for much of 2009.

Investing Activities

        Total cash used in investing activities was $98.9 million for the nine months ended September 30, 2010, compared to $86.0 million for the nine months ended September 30, 2009. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs was $58.0 million in the first nine months of 2010 compared to $82.4 million in the first nine months of 2009, reflecting the continued monitoring of our capital plan and the ongoing focus on ramping up production levels. Additionally, we expect larger capital expenditures is in the fourth quarter of 2010 associated with the Moab Compaction Project and the Langbeinite Recovery Improvement Project. For the nine months ended September 30, 2010, we have been investing excess cash in higher yielding corporate and government agency securities by purchasing $61.9 million of investments. We also received $19.5 million in proceeds from maturing investments. The maturity of these investments is expected to generally match the cash needs for our capital investments.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility was available for use as of September 30, 2010.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility, we have left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the debt repayment. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of September 30, 2010, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2010	$34,750	5.0%
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of September 30, 2010, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $27.0 million and 5.2 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

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

Contractual Obligations

        As of September 30, 2010, we had contractual obligations totaling $75.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	Q4 2010	2011	2012	2013	2014	2015	More than 5 years
	(In thousands)
Operating lease obligations(1)	$20,669	$1,295	$4,403	$3,158	$2,978	$2,690	$1,415	$4,730
Purchase commitments(2)	3,248	3,248	—	—	—	—	—	—
Natural gas purchase commitments(3)	6,870	1,654	5,216	—	—	—	—	—
Pension obligations(4)	941	—	157	157	157	157	157	156
Asset retirement obligation(5)	32,252	—	—	—	—	—	—	32,252
Minimum royalty payments(6)	11,434	229	457	457	457	457	457	8,920

Total	$75,414	$6,426	$10,233	$3,772	$3,592	$3,304	$2,029	$46,058

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, 87.5 percent of which is priced at contractually fixed rates and 12.5 percent of which is priced at floating index dependent rates, the latter being estimated based on forward rates as of the end of the reporting period. Amounts are inclusive of estimated transportation costs and sales tax.

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

Off-Balance Sheet Arrangements

        As of September 30, 2010, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2010, and 2009

Net Sales and Freight Costs

        Net sales of potash increased $24.9 million, or 49 percent, from $50.9 million for the three months ended September 30, 2009, to $75.8 million for the three months ended September 30, 2010; this increase was the result of an increase in sales volume of 99 percent, offset by a decrease in the average net realized sales price of $115 per ton, or 25 percent. An increase in the demand for potash and Trio® resulted in a higher total volume of sales in the third quarter of 2010 compared to 2009 and resulted in the reduction of inventories, including some higher cost inventory we had built throughout 2009. Our production volume of potash in the three months ended September 30, 2010, was 166,000 tons, or 54,000 tons more than in the third quarter of 2009. Our potash production was more in 2010 than in 2009 principally due to our decision to increase production to satisfy the more robust demand currently being experienced. Our West production facility has returned to staffing levels that should enable us to increase production.

        Net sales of Trio® decreased $2.1 million, or 22 percent, from $9.9 million for the three months ended September 30, 2009, to $7.8 million for the three months ended September 30, 2010, due to a 30 percent decrease in the average net realized sales price offset by a 13 percent increase in the volume of sales. Production of langbeinite decreased 47 percent in the third quarter of 2010 compared to the same period in 2009, due primarily to the quality of ore grade being processed, as well as the unusually heavy rainfall during July 2010. Recoveries and ore grade are variable items and will cause production differences from time to time, as they are a normal part of operations.

        Freight costs increased $2.2 million, or 40 percent, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due primarily to the increase in sales volume as well as increased movement of inventory to distribution warehouses. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Three months ended
	September 30, 2010	September 30, 2009	Change between Periods	% Change
Cost of goods sold (in millions)	$53.8	$30.0	$23.8	79%
Costs associated with abnormal production (in millions)	$—	$5.8	$(5.8)	(100)%
Cost per ton of potash sold(1)	$210	$214	$(4)	(2)%
Cost per ton of Trio® sold(2)	$158	$155	$3	2%

(1)
Per ton potash costs include $26 and $19 of depreciation, depletion, and amortization expense in the third quarter of 2010 and 2009, respectively.

(2)
Per ton Trio® costs include $18 and $12 of depreciation, depletion, and amortization expense in the third quarter of 2010 and 2009, respectively.

        Total cost of goods sold increased as we sold 99 percent more tons of potash and 13 percent more tons of Trio®, therefore resulting in more total costs being recognized in cost of goods sold. On a unit basis, cost of goods sold per ton of potash decreased $4 per ton, or 2 percent, from $214 per ton for the three months ended September 30, 2009, to $210 per ton for the three months ended September 30, 2010. These per ton results are exclusive of approximately $5.8 million of production costs that were not absorbed into inventory in the third quarter of 2009 due to the determination that our production rates were abnormally low for this period. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. The per ton improvement reflects the fact that the higher operating rates of our mines result in lower per ton costs as a result of the relatively high fixed cost structure of the operations. Higher natural gas costs and costs attributable to disruptions in production at our East facility in the third quarter of 2010 are the primary reasons that cost of goods sold per ton remained consistent relative to the comparable period in 2009.

        Total cost of goods sold of our Trio® increased $3 per ton, or 2 percent, from $155 per ton for the three months ended September 30, 2009, to $158 per ton for the three months ended September 30, 2010 due primarily to higher natural gas costs and lower recoveries, as a result of the unusually heavy rainfall that occurred in July 2010 which required us to shut down our langbeinite facility for 14 days in July 2010. We did not experience any significant unplanned downtime at our langbeinite facility during August or September 2010.

        During the three months ended September 30, 2010, we did not incur any costs associated with abnormal production. During the comparable period in 2009, we expensed $5.8 million of costs associated with abnormal production as we began to reduce our operating levels in connection with the reduction in total sales volumes.

        Cost of goods sold increased $23.8 million, or 79 percent, from $30.0 million in the three months ended September 30, 2009, to $53.8 million in the three months ended September 30, 2010. The increase in the total expense was driven primarily by the higher volumes sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Production cost elements that changed materially during the three months ended September 30, 2010, compared to the three months ended September 30, 2009, included increases in labor, natural gas costs and depreciation.

        Labor and contract labor costs increased $2.2 million, or 16 percent, in the third quarter of 2010 due to increased labor following managed cut-backs in operating rates and maintenance projects during the third quarter of 2009. Natural gas costs increased from $1.5 million to $2.4 million as a result of an increase in natural gas pricing and the increased production activity. Depreciation increased $2.5 million, or 75 percent, in the three months ended September 30, 2010, as a result of the capital spend in 2010. Maintenance expense decreased from $7.8 million in the three months ended September 30, 2009, to $5.7 million in the same period in 2010.

Income Taxes

        Total income taxes increased by $1.8 million in the third quarter of 2010 as compared to the same period in 2009. Income taxes of $8.2 million were recognized in the three months ended September 30, 2010, at an effective tax rate of 41.3 percent. Income taxes of $6.4 million were recognized in the three months ended September 30, 2009, at an effective tax rate of 40.2 percent.

Results of Operations for the Nine Months Ended September 30, 2010, and 2009

Net Sales and Freight Costs

        Net sales of potash increased $33.8 million, or 19 percent, from $176.6 million for the nine months ended September 30, 2009, to $210.4 million for the nine months ended September 30, 2010; this change being the result of an increase in sales volume of 105 percent offset by a decrease in the average net realized sales price of $256 per ton, or 42 percent. An increase in the demand for potash and Trio® resulted in a higher total volume of sales in the first nine months of 2010 compared to 2009. As a result of the increased sales volumes in 2010, we sold the higher levels of inventories generated in 2009, including some of the higher cost inventory we had produced throughout 2009. Our production volume of potash in the nine months ended September 30, 2010, was 503,000 tons, or 122,000 tons more than in the first nine months of 2009. Our potash production was higher in 2010 than in 2009 principally due to our decision to increase production to satisfy the more robust demand currently being experienced. During the first quarter of 2009, we shut down the West and East production facilities for two weeks each and continued to operate with three operating shifts instead of four shifts at our Carlsbad facilities as part of an effort to reduce production in response to lower demand. Additionally, as described previously, our East production facility returned to normal production levels in the third quarter of 2009, and our West production facility has returned to full staffing levels in the third quarter of 2010 which should enable us to increase production.

        Net sales of Trio® decreased $8.1 million, or 22 percent, from $37.7 million for the nine months ended September 30, 2009, to $29.6 million for the nine months ended September 30, 2010, due to a 45 percent decrease in the average net realized sales price offset by a 44 percent increase in the volume of sales. Production of langbeinite decreased 13 percent in the first nine months of 2010 compared to the same period in 2009, primarily due to operational challenges experienced during the third quarter as described above, as well as the unusually heavy rainfall during July 2010. Recoveries and ore grade are variable items and will cause production differences from time to time, as they are a normal part of operations.

        Freight costs increased $8.7 million, or 61 percent, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due primarily to the significant increase in sales volume as well as increased movement of inventory to distribution warehouses. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Nine months ended
	September 30, 2010	September 30, 2009	Change between Periods	% Change
Cost of goods sold (in millions)	$162.5	$90.9	$71.6	79%
Costs associated with abnormal production (in millions)	$0.5	$12.2	$(11.7)	(96)%
Cost per ton of potash sold(1)	$229	$241	$(12)	(5)%
Cost per ton of Trio® sold(2)	$149	$172	$(23)	(13)%

(1)
Per ton potash costs include $26 and $19 of depreciation, depletion, and amortization expense in the first nine months of 2010 and 2009, respectively.

(2)
Per ton Trio® costs include $17 and $14 of depreciation, depletion, and amortization expense in the first nine months of 2010 and 2009, respectively.

        Total cost of goods sold per ton of potash decreased $12 per ton, or 5 percent, from $241 per ton for the nine months ended September 30, 2009, to $229 per ton for the nine months ended September 30, 2010. These per ton results are exclusive of approximately $0.5 million and $12.0 million of production costs that were not absorbed into inventory in the first nine months of 2010 and 2009, respectively, due to the determination that our production rates were abnormally low for these periods. The per ton improvement reflects the fact that the higher operating rates of our mines result in lower per ton costs as a result of being able to spread the fixed costs structure of the operations over more produced tons. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in the first nine months of 2010 are the primary reason that cost of goods sold per ton declined relative to the comparable period in 2009.

        Total cost of goods sold of our Trio® decreased $23 per ton, or 13 percent, from $172 per ton for the nine months ended September 30, 2009, to $149 per ton for the nine months ended September 30, 2010. These per ton results are exclusive of approximately $0.2 million of production costs that were not absorbed into inventory in the first nine months of 2009. A lower percentage of shared costs at our East mine were allocated to langbeinite in the first nine months of 2010 compared to the same period in the prior year, which contributed to the lower per ton costs.

        During the nine months ended September 30, 2010, we incurred $0.5 million in costs associated with abnormal production, compared to $12.2 million in the comparable period for 2009. The higher costs of abnormal production in 2009 were recorded as we reduced production in 2009 in response to lower sales volumes.

        Cost of goods sold increased $71.6 million, or 79 percent, from $90.9 million in the nine months ended September 30, 2009, to $162.5 million in the nine months ended September 30, 2010. The increase in the total expense was driven primarily by the higher volumes of potash and Trio® sold and an increase in production costs spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Production cost elements that changed materially during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, included increases in labor, depreciation and natural gas costs.

        Labor and contract costs increased $8.7 million, or 24 percent, in the first nine months of 2010 due to increased labor following managed cut-backs in operating rates and maintenance projects during the first nine months of 2009. Depreciation increased $7.4 million, or 76 percent, in the nine months ended September 30, 2010, as a result of the capital investment in late 2009 and continuing in 2010. Maintenance expense decreased from $23.8 million in the nine months ended September 30, 2009, to $21.1 million in the same period in 2010.

        Natural gas costs increased $3.6 million, or 83 percent, in the nine months ended September 30, 2010, due principally to higher market rates for this commodity. Higher market rates drove $2.9 million of the increase, and higher natural gas consumption at our East facility drove $0.9 million of the increase. Additionally, realized and unrealized gains and losses on natural gas derivatives in the first nine months of 2009 accounted for $0.2 million of the decrease in the expense from period to period.

        Other changes in cost of goods sold followed from increased royalties, chemicals, rental costs and benefits and employment taxes, partially offset by decreased insurance, property taxes and maintenance spending.

Income Taxes

        Income taxes decreased by $16.3 million in the first nine months of 2010 as compared to the same period in 2009. Income taxes of $18.3 million were recognized in the nine months ended September 30, 2010, at an effective tax rate of 40.4 percent. Income taxes of $34.6 million were recognized in the nine months ended September 30, 2009, at an effective tax rate of 41.6 percent.

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

Recent Accounting Pronouncements

        There are no recent accounting pronouncements that are expected to have an impact on our consolidated financial statements.

Rulemaking

        On November 2, 2010, the Environmental Improvement Board of the New Mexico Environment Department approved cap and trade regulations designed to regulate greenhouse gas emissions in the state of New Mexico. Intrepid is in the process of reviewing the approved regulations to determine their precise applicability to its operations in New Mexico. If applicable to Intrepid's operations in New Mexico, the regulations may have a negative effect on our business and operations due to the costs associated with compliance.

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

Item 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Control over Financial Reporting

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Protests of Pending Applications for Permits to Drill ("APDs").    As of September 30, 2010, Intrepid maintains protests against approximately 19 APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The de novo hearing before the OCC occurred on April 21-23, 2010. On October 7, 2010, the OCC entered an Order granting Fasken authority to drill its proposed well. On November 2, 2010, Intrepid appealed this Order to the First Judicial District Court for the State of New Mexico, County of Santa Fe and intends to move the court to stay the OCC's Order during the pendency of the appeal.

        Other.    On March 20, 2009, a purported derivative lawsuit was filed in the U.S. District Court for the District of Colorado against each of the then current members of our Board of Directors, our former Chief Operating Officer, Patrick Avery, and against Intrepid as a nominal defendant. The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.). The complaint alleges breach of fiduciary duty and other state law claims. Plaintiff seeks an unspecified amount of monetary damages and other relief, including disgorgement of profits. The defendants have filed a motion to dismiss the complaint, which remains pending.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the changes disclosed in our Quarterly Reports filed on Form 10-Q for the quarterly periods ended March 31, 2010, and June 30, 2010, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    [REMOVED AND RESERVED]

Item 5.    OTHER INFORMATION

Mine Safety and Health Administration Safety Data

        We are committed to providing a safe and healthy work environment. Our goal is to provide a workplace that is incident-free. We seek to achieve this goal by training employees in safe work practices; establishing, following and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence. As part of our ongoing safety programs, we collaborate with the Mine Safety and Health Administration ("MSHA") and the New Mexico Bureau of Mine Safety to identify and implement promising new accident prevention techniques and practices. The objectives of our safety programs are to eliminate workplace incidents, preserve employee health and to comply with all mining-related regulations.

        Our mining operations in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and the New Mexico Bureau of Mine Safety. MSHA inspects our mines in New Mexico on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The following disclosures are provided pursuant to the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate coal or other mines regulated under the Mine Act. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions, but has not done so as of the date of the filing of this report. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that rule making by the SEC will require disclosures in the future to be presented in a form that differs from the following disclosures.

        We present information below regarding certain mine safety and health citations which MSHA has issued with respect to each mine for which Intrepid or a subsidiary is an operator in New Mexico. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes vacated.

        During the three months ended September 30, 2010, none of Intrepid's mines: (i) were assessed any Mine Act section 110(b)(2) penalties for flagrant violations (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (ii) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (iii) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no mining-related fatalities at Intrepid's mines during the three months ended September 30, 2010.

        As required by Section 1503 of the Dodd-Frank Act, the table below sets forth by mine the total number of citations and/or orders issued by MSHA to Intrepid and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, during the three months ended September 30, 2010.

Name of Mine(1)	Mine Act Section 104 Significant & Substantial Citations(2)	Mine Act Section 104(b) Orders(3)	Mine Act Section 104(d) Citations & Orders(4)	Total Dollar Value of Proposed MSHA Assessments(5)
Intrepid Potash East (29-00170)	5	—	—	$6,467
Intrepid Potash West (29-00175)	3	—	—	$1,577
Intrepid Potash North (29-02028)	—	—	—	$—
HB Potash (29-00173)	—	—	—	$—

(1)
MSHA assigns an identification number to each mine and may or may not assign separate identification numbers to related facilities. We are providing the information in the table by MSHA identification number.

(2)
Mine Act section 104 significant and substantial citations are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard contributed to or will result in an injury or illness of a reasonably serious nature.

(3)
Mine Act section 104(b) orders are for alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation.

(4)
Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.

(5)
The MSHA proposed assessments issued during the quarterly reporting period covered by this report do not necessarily relate to the citations or orders issued by MSHA during the quarterly reporting period or to the pending legal actions reported below.

        The Federal Mine Safety and Health Review Commission (the "Commission") is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Mine Act section 105. The following is a brief description of the types of legal actions that may be brought before the Commission.

  •
  Contests of Citations and Orders—A contest proceeding may be filed with the Commission by operators, miners or miners' representatives to challenge the issuance of a citation or order issued by MSHA.

  •
  Contests of Proposed Penalties (Petitions for Assessment of Penalties)—A contest of a proposed penalty is an administrative proceeding before the Commission challenging a civil penalty that MSHA has proposed for the violation contained in a citation or order.

  •
  Complaints for Compensation—A complaint for compensation may be filed with the Commission by miners entitled to compensation when a mine is closed by certain withdrawal orders issued by MSHA. The purpose of the proceeding is to determine the amount of compensation, if any, due miners idled by the orders.

  •
  Complaints of Discharge, Discrimination or Interference—A discrimination proceeding is a case that involves a miner's allegation that he or she has suffered a wrong by the operator because he or she engaged in some type of activity protected under the Mine Act, such as making a safety complaint.

  •
  Temporary Reinstatement Proceedings—Temporary reinstatement proceedings involve cases in which a miner has filed a complaint with MSHA stating he or she has suffered discrimination and the miner has lost his or her position.

The table that follows presents information regarding pending legal actions before the Commission as of September 30, 2010. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Mine	Pending Legal Actions
Intrepid Potash East (29-00170)	—
Intrepid Potash West (29-00175)	2
Intrepid Potash North (29-02028)	—
HB Potash (29-00173)	—

        The foregoing pending legal actions includes legal actions that were initiated prior to the current quarterly reporting period and do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current quarterly reporting period.

Item 6.    EXHIBITS

Exhibit No.	Description
10.1	Form of Indemnification Agreement.(1)
31.1	Certification of Executive Chairman of the Board pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Quarterly Report on Form 10-Q of Intrepid Potash, Inc. for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

(1)
On August 30, 2010, Intrepid entered into its standard Indemnification Agreement with Mr. Chris A. Elliott. See Intrepid's Current Report on Form 8-K filed on August 30, 2010. Intrepid's Form of Indemnification Agreement was filed as Exhibit 10.1 to Intrepid's Current Report on Form 8-K filed on April 25, 2008, and is incorporated herein by reference to such filing.

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

INTREPID POTASH, INC. (REGISTRANT)
Dated: November 3, 2010	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: November 3, 2010	/s/ DAVID W. HONEYFIELD David W. Honeyfield President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 3, 2010	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)