Form 10-K
period 2010-12-31
Intrepid Potash, Inc.
filed 2011-02-24
CIK 1421461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of 45,612,912 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, of $19.57 per share as reported on the New York Stock Exchange was $892,644,688. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 15, 2011, the registrant had 75,126,589 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2011 annual meeting of stockholders to be filed within 120 days after December 31, 2010.

INTREPID POTASH, INC.

i

ii

PART I

        Unless expressly stated otherwise or the context otherwise requires, when we use "Intrepid," "our," "we" or "us" throughout this Annual Report on Form 10-K, we are referring to Intrepid Potash, Inc. and its consolidated subsidiaries. References to "Mining" are to Intrepid Mining LLC. References to "Moab," "NM," and "Wendover" are to Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, and Intrepid Potash—Wendover, LLC, respectively, our principal operating subsidiaries. References to "West," "East," "North," and "HB" refer to our mines, facilities, and mills near Carlsbad, New Mexico. Unless expressly stated otherwise or the context otherwise requires, references to "tons" refer to short tons. One short ton equals 2,000 pounds. One metric tonne, which many of our international competitors use, equals 1,000 kilograms or 2,205 pounds. We have included technical terms important to an understanding of our business under "Glossary of Terms."

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Securities Act of 1933, as amended (the "Securities Act"), which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict" and "continue," the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements, except as required by law.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio®; operational difficulties at our facilities that limit production of our products; the ability to hire and retain qualified employees; changes in demand and/or supply for potash or Trio®; changes in our reserve estimates; our ability to successfully execute the projects that are essential to our business strategy, including but not limited to the development of the HB Solar Solution mine as a solution mine and the further development of our langbeinite recovery assets; weather risks affecting net evaporation rates at our solar solution mining operations; changes in the prices of raw materials, including but not limited to the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including but not limited to environmental and mining regulations, and the enforcement of such regulations; obtaining permitting from applicable federal and state agencies related to the construction and operation of assets; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in use by the oil and gas industry of potash products in drilling operations; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruption in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1.    BUSINESS

General

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption and 9.3 percent of annual U.S. consumption. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfur and magnesium, providing a multi-nutrient product. We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We have an active capital investment program that includes investment in process recovery projects such as our Langbeinite Recovery Improvement Project, as well as several projects to increase granulation capacity, including our recently completed compaction project in Moab, Utah and our planned expansion of compaction capacity in Wendover, Utah and at our North facility. In addition, we are actively developing the HB Solar Solution mine, located adjacent to our existing producing assets near Carlsbad, New Mexico, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash. We also have additional opportunities to develop mineralized deposits of potash in New Mexico which could include the reopening of the North Mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.

        Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.

Company History

        Intrepid, through its predecessor, Mining was formed in January 2000 for the purpose of acquiring the Moab mine. Prior to the acquisition, the Moab mine was a solution mine which had experienced sustained declining production. Our management team at that time stabilized production volumes at nearly twice the pre-acquisition level by applying horizontal drilling technology that is commonly used in the oil and gas industry but had never before been used to mine potash.

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

        From the inception of Mining in January 2000 through December 31, 2010, we have invested over $359 million in these assets and mines to improve the reliability, efficiencies and productivity of our operations.

        On April 25, 2008, Intrepid closed its initial public offering ("IPO") by selling 34,500,000 shares of common stock at $32.00 per share. Net proceeds of the offering were approximately $1.032 billion after underwriting discounts and commissions and transaction costs. Prior to April 25, 2008, Intrepid was a consolidated subsidiary of Mining, its predecessor. Since April 25, 2008, Mining's ongoing business has been conducted by Intrepid and includes all operations that previously had been conducted by Mining. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement"), Mining assigned all of its assets other than approximately $9.4 million of its cash to Intrepid in exchange for 40,339,000 shares of Intrepid's common stock and approximately $757.4 million of the net proceeds of the IPO. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008, referred to as the "Formation Distribution." The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. Approximately $52.6 million of the remaining net proceeds from the IPO were retained by Intrepid and were used to fund production expansions, other growth opportunities, and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a continuing controlling interest in Intrepid, in connection with the IPO.

        Mining was dissolved on April 25, 2008. On that date, Mining's estimated liabilities were provided for, and Mining's remaining cash of approximately $882.8 million and 40,340,000 shares of Intrepid common stock owned by Mining were distributed pro rata to Mining's members.

        Intrepid has one operating segment, the extraction, production and sale of potassium-related products, and its extraction and production operations are conducted entirely in the continental United States.

Our Products and Markets

        Our two primary products are potash and langbeinite, which is marketed as Trio®. The majority of our revenues and gross margin are derived from the production and sales of potash. Potash sales as a percentage of our net realized sales, which we calculate as gross sales less freight costs, and gross margin were approximately as follows for the indicated periods:

	Contribution from Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2010	89%	98%
For the year ended December 31, 2009	85%	89%
For the period from April 25, 2008 through December 31, 2008	91%	93%
For the period from January 1, 2008 through April 24, 2008	86%	93%

        Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky

Mountains and the Permian Basin. We also have domestic sales that go into the southeastern and eastern United States. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. We manage our sales and marketing operations centrally which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all of which is designed to realize the highest net realized sales price to Intrepid.

        Through industry publications, we monitor oil and gas drilling rig count in the Unites States as an indicator of activity. Industrial demand for our standard-sized product will likely continue to correlate with oil and gas pricing, drilling and well completion activity, which has shown some signs of recovery since the third quarter of 2009. We continue to expand our capital spending to increase our compaction capacity in the event that demand for our standard-sized potash product does not recover with industrial demand. By increasing our compaction capacity, we have the ability to convert some of the potash produced for the industrial market into product available for sale into the agricultural market by compacting our standard-sized industrial potash into granular-sized potash, which increases our marketing flexibility and decreases our dependence on any one particular size of potash.

        We began producing and selling langbeinite in late 2005, and have been marketing it as Trio® since 2007. Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. ("PCS Sales") for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. In contrast, virtually all of our potash is sold in the United States. We are focusing our marketing efforts on increasing the awareness of the agronomic benefits of Trio® and working to grow the overall Trio® market. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period-to-period when compared to our domestic sales. Sales of our granular-sized Trio® product continued to be solid during 2010 as we sold through our available inventory on multiple occasions. Additionally, standard-size Trio® sales increased in 2010 compared to 2009 by 78 percent, mainly due to an increase in international sales. The composition of our Trio® sales volumes domestically and in the export market were as follows for the indicated periods.

	United States	Export
Trio® only
For the year ended December 31, 2010	68%	32%
For the year ended December 31, 2009	65%	35%
For the period from April 25, 2008 through December 31, 2008	52%	48%
For the period from January 1, 2008 through April 24, 2008	43%	57%

Industry Overview

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

        Potash is mined either from conventional underground mines or, less frequently, from surface or sub-surface brine from aquifers. According to the International Fertilizer Industry Association ("IFA") and data published by potash mining companies, six countries accounted for approximately 89 percent of the world's aggregate potash production during 2009. During this time period, the top seven potash producers supplied approximately 76 percent of world production. Five of the top ten producers are further concentrated into two marketing groups, which together supplied approximately 57 percent of global potash production during 2009, taking into account the proposed merger between two Russian producers.

        Virtually all of the world's potash is currently extracted from approximately 20 commercial deposits, and the most recently constructed operating mine in the world was opened in 1987. There are substantial challenges to adding new potash production because economically recoverable potash deposits are scarce, deep in the earth and geographically concentrated. A further challenge is that the majority of unexploited mineralized deposits of potash existing outside the Canadian province of Saskatchewan are located in remote and/or politically unstable regions such as the Congo, Thailand, and Argentina.

        Energy prices and consumption affect the potash industry in several ways. Energy policies in the U.S. have supported the development of biofuels, which currently rely upon agricultural products as feedstock. As demand and prices for these agricultural products increase or decrease, the use of fertilizer becomes more or less economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, and potash is used as a fluid additive as a means to reduce the risk of swelling in clays in the formation. We believe the positive benefit of potassium chloride in drilling and fracturing fluids has been well established in the oil and gas industry. The market for the industrial standard-sized potash used in fracture fluids is regional. According to drilling rig count data compiled by Baker Hughes, the average monthly number of oil and gas drilling rigs in Colorado, Utah and Wyoming areas, which are primarily supplied from our Utah facility, has decreased 30 percent from the high in 2008. The average monthly number of oil and gas drilling rigs for oil and gas in Louisiana, Oklahoma and Texas areas, which are primarily supplied from our Carlsbad East facility, has decreased 20 percent from the high in 2008. The decrease in drilling has resulted in a decrease in demand for drilling and fracturing fluids.

        Changes in fuel prices directly affect the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also affect the cost of processing potash. The average cost per MMBTU of natural gas for the year ended December 31, 2010, was higher than the average rate for 2009, contributing to an increase in our energy costs.

        The demand for potash in the United States improved during 2010, returning to the more historically normal levels experienced prior to the fall of 2008, as there was an overall strengthening of the economy and a rebound in application rates of potash after low application rates in prior years. During the latter half of 2010, there was a general strengthening of commodity prices for a wide variety of agricultural products, including corn, rice, cotton, hay, soy beans, among others, leading to the likelihood that the profit margins for farmers should increase in the United States. During the spring of 2010, strong demand continued with sales volumes of potash being higher than any quarter in the last two years as dealers and retailers prepared for the spring application season. Strong demand continued in the fall of 2010 with much of the fall harvest occurring on time or early, resulting in the robust application of fertilizer in the fall. As the weather window for application of fertilizer remained open much longer than anticipated, the demand for potash continued throughout much of the fourth quarter. While the deliveries of potash were strong during the third and fourth quarters of 2010, in particular truck deliveries, we also saw a general strengthening of potash prices.

        The rebound in the potash market in 2010, contrasted with the below average demand levels that the industry experienced beginning in the fall of 2008 and continuing through most of 2009. Demand for potash began to decline in the fall of 2008 and persisted through much of 2009, due primarily to the interaction of historically high potash prices and the economic backdrop of falling prices for agricultural commodities. Variability in other input costs for the farmer, as well as uncertainty resulting from the recent U.S. and global financial market crisis and recession, were also contributing factors. Demand in the agricultural sector for potash was at its lowest level in the last 30 years of recorded data and was driven by farmers who elected to apply granular-sized potash at lower rates than historical application rates as well as fertilizer dealers' unwillingness to take inventory price risk by holding inventory. During this same period, the demand for our standard-sized potash also declined from historically normal levels due to a decrease in oil and gas drilling and the delay in completion of oil and gas wells that was caused primarily by lower oil and gas commodity prices. Demand for standard-sized potash was also impacted by some drillers using alternatives to standard-sized potash or attempting to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs.

        Prior to 2009, growth in global demand, coupled with limited increases in global supply, had led to increases in potash mining operating rates. We believe the global potash industry operated at or near the highest achievable production rates during 2007 and much of 2008. As a result of increasing demand and tight supply during 2007 and a large portion of 2008, potash prices increased rapidly. Beginning in late 2008, the global financial crisis resulted in rapid declines in the price of corn, oil, nitrogen and phosphate fertilizers, and several key crops, which created uncertainty for farmers regarding their input costs and revenue potential heading into the 2009 planting season. This uncertainty persisted for much of 2009, resulting in a decline in the demand for all fertilizers as farmers waited to see how the markets for crops would unfold and sought to reduce their variable costs. A number of global potash producers independently responded to the decrease in demand by curtailing production during 2009. The selling price for our products declined steadily to match market demand throughout much of 2009, and we also sold much less product during 2009 than we have historically. In the United States, demand for potash increased in the fourth quarter of 2009 and continued throughout 2010, based largely on opportunities afforded to farmers by weather that was conducive to harvesting and fertilization of their soil.

        Fertecon Limited ("Fertecon"), a fertilizer industry consultant, expects global potash consumption to grow approximately 7.6 percent from 2010 to 2011 and then by 4.2 percent annually from 2011 through 2015. Following the contracted potash consumption during 2009, this growth is forecasted to be driven primarily by returning global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As populations grow, more food is required from decreasing arable land per capita, which requires higher crop yields and, therefore, more plant nutrients. As incomes grow in the developing world, people tend to consume more animal protein, which requires larger amounts of grain for feed. In addition, the U.S. desire for increased renewable energy and associated energy concerns have resulted in policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.

Competition

        We sell into commodity markets and compete based on delivered price, timely service and product quality. Products must maintain particle size and potassium oxide ("K2O") content benchmarks to compete effectively. Further, our customers value the ability to deliver product in a timely manner.

        We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Germany and Israel. As a smaller producer, we seek to maintain an advantage through timely service, the ability to time our sales to market conditions, and a focus on the markets in which we have a transportation cost advantage.

Strategy

        Intrepid's strategy is to focus on maximizing margins associated with the sale of potash and Trio®. Because of our proximity to the markets we serve, we have typically achieved a higher average net realized sales price for our potash products compared to our competitors. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. We believe that we have an ability to improve the efficiencies of our existing mine operations with specific debottlenecking and ore recovery projects. We also will attempt to increase potash and langbeinite production through the reopening of mines and expansion of production capabilities at our facilities.

  •
  Focus on margin.  We focus on our margin both by effectively marketing our products into markets that earn us a higher margin in order to increase sales profitability and by working toward reducing per ton operating costs. We plan to take advantage of additional opportunities to control our fixed and variable operating expenses and pursue various projects designed to increase the sustainability and reliability of our mining facilities and minimize production downtime.

  •
  Expand potash production from existing facilities.  We have expansion opportunities at our operating facilities that we expect will increase production, drive down our unit cost per ton and increase our cash flow. We expanded our mining capacity at our Carlsbad facilities by adding new mining panels at our East and West facilities in 2010 and plan to add an additional mining panel at each mine in 2011.

    Another of these projects is the reopening of the HB Solar Solution mine. The HB Solar Solution mine, located near Carlsbad, New Mexico, was formerly operated as a conventional underground mine and was idled in 1996 by its previous owner. We are in the process of reopening the HB mine, which will use the same solar evaporation and solution mining technology we currently use at our Moab mine. We believe the HB Solar Solution mine is suitable for solution mining due to the accessibility of the mineral resource and our ability to rely in part on existing infrastructure and personnel to process potash. We were notified by the Bureau of Land Management (the "BLM") in early January 2009 that the HB Solar Solution mine project would be evaluated through an Environmental Impact Statement ("EIS") process pursuant to the National Environmental Policy Act. We were notified in January 2010 by the BLM's consultant that the schedule for the EIS review process has been extended in order for the BLM to complete preparation and review of the preliminary draft EIS. The revised schedule reflects issuance of a Record of Decision during the first quarter of 2012. We received the ground water discharge permit for the HB Solar Solution mine project from the New Mexico Environment Department ("NMED") in July 2010 and are in the process of obtaining the NMED air quality permit for the project. Once the remaining regulatory approvals are obtained, we anticipate promptly commencing construction. We estimate that first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.

  •
  Expand langbeinite production.  We are one of two producers of langbeinite. We mine langbeinite near Carlsbad, New Mexico from the only known commercial reserves of langbeinite in the world. In order to better capitalize on the demand for langbeinite, in May 2010, we announced our Langbeinite Recovery Improvement Project, which is designed to increase our recoveries of Trio® from the langbeinite ore. As part of this project, we plan to construct a plant to allow us the flexibility to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the granular market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. The commencement of activities in contemplation of construction began during the fourth quarter of 2010, and completion and operation of the project are expected by the end of 2011, assuming timely receipt of all necessary government permits and approvals. The total capital investment for this project is expected to be between $85 and $90 million. We are committed to the expansion of our langbeinite production and to increasing our marketing efforts to educate farmers about the agronomic benefits of Trio®.

  •
  Increase marketing flexibility.  We are working on projects designed to increase our capacity to compact standard-sized product into granular-sized product which will increase our marketing flexibility and decrease our dependence on any one particular market. By increasing our compaction capacity, we will have the ability to convert more of our product produced for the industrial market into product available for sale into the agricultural market if market conditions warrant. The first of these compaction projects, the Moab compactor, was placed into service in December 2010. During 2011, we will begin work on additional compaction projects, at our Wendover facility and at our North granulation facility.

Competitive Strengths

  •
  U.S. potash-only producer.  We are the largest producer of potash in the U.S., the second largest potash-consuming country in the world. We are one of two publicly-traded potash-only companies producing today, the other being Uralkali, a Russian producer. We are dedicated to the production and marketing of potash and langbeinite. As a dedicated potash producer and because potash prices have historically been subject to less volatility than prices for other fertilizers and commodity chemicals, we believe our financial performance is subject to less volatility than that of other fertilizer companies that produce fertilizers other than, or in addition to, potash. Provided that mining and milling operations occur at steady operating rates, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and sulfur used to produce phosphate products.

    As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. The Saskatchewan potash mineral tax includes a crown royalty, a base payment and a profit tax. We currently pay an average royalty rate in the range of approximately 3.5 to 4.0 percent of our net sales, which compares favorably to our competitors in Canada. This relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax. We define net sales as gross sales revenues less freight costs.

  •
  Assets located near our primary customer base.  Our mines are advantageously located near our largest customers. We believe that our locations allow us to realize higher average net realized sales prices than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage. In addition, our location in an oil and gas producing region allows us to serve industrial customers, the majority of whom we service by truck.

    Our average net realized sales price per ton advantage over our primary Canadian competitors, which results primarily from our freight cost advantage, was $61, $151, and $88 per product ton of potash for 2010, 2009, and 2008, respectively. The average net realized sales price advantage in the fourth quarter of 2010, was $79 per product ton of potash. Our calculations are based on the average net realized sales price for Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc. for muriate of potash only.

  •
  Expand into specialty markets.  We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2010, these markets represented approximately 82 percent, 11 percent and 7 percent of our potash sales, respectively. According to Fertecon, approximately 91 percent of all potash produced is used as a fertilizer. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.

    We are one of two producers of langbeinite in the world. Both producing facilities are located near Carlsbad, New Mexico. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. During 2010, we sold approximately 204,000 tons of Trio®, representing 20 percent of our total product tons sold during the year. We have begun activities in contemplation of construction on our Langbeinite Recovery Improvement Project which, when built, is designed to increase our langbeinite recovery. PCS Sales markets our langbeinite products exclusively outside North America and non-exclusively into Mexico. This relationship gives us access to PCS Sales' extensive international sales network and informs us about developments in the international market.

  •
  Significant reserve life and water rights.  Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 158 years, based on proven and probable reserves estimated in accordance with U.S. Securities and Exchange Commission ("SEC") requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized deposits of potash for potential future exploitation.

  •
  Existing facilities and infrastructure.  Constructing a new potash production facility requires extensive capital investment in mining, milling and infrastructure, which is expensive and requires substantial time to complete. Our five operating facilities and the HB Solar Solution mine already have significant facilities and infrastructure in place. We have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.

  •
  Track record of innovation and modernization.  Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization, sustainability, and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. From the inception of Mining in January 2000 to December 31, 2010, we have invested approximately $359 million in capital expenditures at our facilities to enhance the reliability and productivity of our operations.

  •
  Solar evaporation operations.  The Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a low-cost and energy-efficient method of producing potash. Our understanding and application of solution mining, combined with our location in regions with favorable climates for evaporation, allow our Utah facilities to enjoy relatively low production costs. We are in the process of developing the HB Solar Solution mine using the same solar evaporation and solution mining technology we use at our Moab mine.

International Marketing and Distribution

        Our international sales of potash and Trio® are marketed on a spot basis by PCS Sales under an exclusive marketing agreement for sales outside North America and under a non-exclusive agreement for sales into Mexico. During 2010, approximately 32 percent of our Trio® was sold internationally. This represents approximately 3.8 percent of our total gross sales. Our relationship with PCS Sales provides us access to PCS Sales' international sales network. The chart below shows the percentage of sales of potash and Trio® made to various countries, based upon shipping destination, during the years ended December 31, 2010, 2009, and 2008. The market for our Trio® product continues to expand.

Geographic Breakdown of Net Sales—All Products

	Percentage of Net Sales
	Year ended December 31,
	2010	2009	2008
United States	95.5%	91.0%	92.9%

Region:
Mexico/Latin America	2.2%	3.6%	4.1%
Caribbean	—	2.9	0.6
Canada	0.8	0.6	0.4
Other	1.5	1.9	2.0

Export Subtotal	4.5	9.0	7.1

Total Sales	100.0%	100.0%	100.0%

Major Customers

        We have a diversified customer base exceeding 150 customers. As noted earlier, we sell into the agricultural, industrial and feed markets. In 2010, these markets represented approximately 82 percent, 11 percent and 7 percent of our potash sales, respectively.

        Within the agricultural market, we supply a diversified customer base of distributors, retailers and cooperatives, who in turn supply farmers producing a wide range of crops. Agricultural markets primarily consume granular-sized potash, whereas the industrial and feed markets primarily consume standard-sized potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us some flexibility to adjust our product mix to market conditions. Servicing the industrial and feed markets provides us with customers that are unrelated to agricultural markets.

        In 2010, 2009, and 2008, one distributor customer accounted for 14.2 percent, 7.7 percent, and 5.4 percent, respectively; we also had an additional distributor customer who accounted for 9.5 percent, 7.4 percent and 10.5 percent of sales, respectively. Although we consider our relationship with these customers to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results due to the regional demands for our product.

Environmental, Safety and Health Matters

        We mine and process potash and potassium related products which subjects us to an evolving set of federal, state and local environmental, safety and health ("ESH") laws that regulate, or propose to regulate: (1) product content and labeling; (2) conditions of mining and production operations, including safety procedures followed by employees; (3) management and handling of raw materials; (4) air and water quality impacts from our facilities; (5) disposal, storage and management of hazardous and solid wastes; (6) remediation of contamination or excessive emissions at our facilities and (7) post-mining land reclamation.

        We employ, both within Intrepid and outside Intrepid, environmental professionals to review our operations, assist with environmental compliance and obtain new permits and licenses to operate. These environmental professionals identify and address compliance issues regarding hydrocarbon management, solid and hazardous waste management, protection of water and air quality, asbestos abatement, potable water standards, reclamation and closure, radiation control and other ESH issues.

        We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with ESH standards. The majority of these resources will be expended through our capital budget. In 2010, we expended approximately $2.2 million on environmentally-driven capital projects and expect to invest less than this in 2011. In 2010, we recognized an environmental expense of $1.0 million within cost of goods sold expense, principally for the disposal of hazardous materials and environmental studies. We expect to incur similar environmental expenses within our cost of goods sold expense in 2011. However, if contamination is discovered or the contamination is of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

        On December 14, 2010, the U.S. Fish and Wildlife Service proposed a rule to list the dunes sagebrush lizard (Sceloporus arenicolus), a species known to live in southeastern New Mexico and adjacent west Texas, as endangered under the Endangered Species Act of 1973, as amended (the "Endangered Species Act"). If the rule is finalized as proposed, it would extend the Endangered Species Act's protections to the dunes sagebrush lizard. The listing of the dunes sagebrush lizard as endangered under the Endangered Species Act could have a material adverse effect on Intrepid's operations in southeastern New Mexico, including its development of the HB Solar Solution mine project. Specifically, the listing of this species could result in increased operational costs and, possibly, limitations or prohibitions on certain of Intrepid's operations in the area.

        We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental, safety and health laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated ESH capital expenditures or reclamation and closure expenditures will be required in 2011 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

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

        State registrations are for one to two-year periods, depending on each state's requirements. In addition, each state also requires tonnage reporting for products sold into that state either monthly, quarterly, semi-annually or annually, depending on each state's requirements. Some states do require the same registration and reporting process for feed grade products; industrial grade products do not require registration or tonnage reporting.

Operating Requirements and Government Regulations

        Permits.    We are subject to numerous ESH laws and regulations, including laws and regulations regarding land reclamation; release of air or water emissions; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substances releases. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, ESH laws and regulations may impose joint and several liability, without regard to fault, and for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.

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

        Except as set forth herein, we believe we are in material compliance with existing regulatory programs, permits, and approvals. From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East facility, North facility, and Moab facility at times may experience some water discharges during periods of significant rainfall. We have implemented several initiatives in an attempt to address discharge issues, including the reconstruction or modification of certain dams, increasing evaporation through water sprays, pumping water to other storage facilities, and reducing process discharges. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts. No citations or orders have been issued regarding water discharge violations. During the fourth quarter of 2010, we started activities in contemplation of construction on our Langbeinite Recovery Improvement Project, which, upon completion, is expected to reduce the amount of water that we use in our East facility.

        Air Emissions.    With respect to air emissions, we anticipate that additional actions and expenditures may be required in the future to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The U.S. Environmental Protection Agency and NMED have issued a number of regulations establishing requirements to reduce nitrogen oxide emissions and other air pollutant emissions. We are currently engaged in the air permitting process for our Langbeinite Recovery Improvement Project. We will be required to obtain permits for our compaction projects in Wendover and Carlsbad and for the mill that will support the production from our HB Solar Solution mine at our North facility before we commence construction activities. Additionally, with increased attention paid to emissions of greenhouse gases, including carbon dioxide, new federal or state regulations could go into effect that may affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.

        From time to time, in the ordinary course of our business, we receive notices from NMED of alleged air quality control violations. Upon receipt of such notices, we promptly evaluate the matter and take any required corrective actions. In these circumstances, we may be required to pay certain civil penalties for any such notices of violation. The malfunction or failure of pollution control equipment and/or production equipment, more stringent air quality regulations, or a change in interpretation and enforcement of applicable air quality laws and regulations could result in future enforcement actions.

        Safety and Health Regulation and Programs.    Our New Mexico and Utah facilities are subject to the Mine Safety and Health Act ("MSHA"), the Occupational Safety and Health Act ("OSHA"), related state statutes and regulations, or a combination of these laws.

        MSHA is the governing agency for our New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. We have included disclosure regarding certain mine safety and health citations that MSHA has issued to Intrepid required by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in Part II, Item 9B of this Annual Report on Form 10-K.

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

        OSHA governs the safety standards at our Utah facilities. Both Moab and Wendover have active safety and health programs. Regular meetings are held covering various safety topics. Annual and refresher training is held for all employees at these facilities, covering required topics, as well as site specific issues and incidents. Training for other certifications is provided to employees as needed based upon their work duties.

        Remediation at Intrepid Facilities.    Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of potash, salt, related potash and salt by-products, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos-containing transite), and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials.

        At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur at any of our facilities in the future, possibly requiring us to undertake or fund cleanup efforts under CERCLA or state laws governing cleanup or disposal of hazardous and solid waste substances. On some occasions, we have entered into agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.

        For example, buildings located at our facilities in both Utah and New Mexico have a type of transite siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the transite siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos-containing transite and related materials. We have permitted asbestos landfills in New Mexico and Utah. We have worked closely with Utah officials to address asbestos-related issues at our Moab mine. We are working with federal officials to resolve issues concerning the disposal of asbestos-containing transite at an unpermitted location at our West mine, which may require additional removal of transite material, a land swap or another remedy.

Reclamation Obligations

        Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, that were introduced as part of historic processing methods, such as lead, that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities, the HB Solar Solution mine, may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.

        Additionally, several of our permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2010, is approximately $9.5 million, which is reflected in our financial statements. However, various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2010, is approximately $32.7 million. It is often difficult to estimate and predict the potential costs and liabilities associated with remediation and reclamation, and there is no guarantee that we will not be identified in the future as potentially responsible for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties subject to remediation and/or reclamation obligations or liabilities.

Taxes and Insurance

Royalties and Other Taxes

        The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty and other tax payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private land owners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2010, we paid $12.5 million, or an average of 3.8 percent of net sales, in royalties and other taxes.

Income Taxes

        We are a subchapter C corporation and therefore are subject to U.S. federal and state income taxes. We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized in full. Such determinations are subject to ongoing assessment.

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

Seasonality

        The sales patterns of our agricultural products are generally seasonal. Over the last three years, we have averaged between 26 percent and 29 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. The strongest demand for our fertilizer products occurs during the spring planting season, with a second period of strong demand following the fall harvest. Over the last three years, on average, approximately 20 percent of our total annual potash sales have occurred during the slower summer period between May and July. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. Our quarterly financial results can vary from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. In 2010, applications of fertilizers in the spring and fall were significantly higher than the previous years with a return to historical normal levels experienced prior to the fall of 2008.

Employees

        As of December 31, 2010, we had 803 total employees of which 798 were full-time employees. Of the total employees, 647 were located in Carlsbad, New Mexico, 50 in Wendover, Utah, 53 in Moab, Utah, 51 in Denver, Colorado and 2 in other locations. We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2011. This is the fourth agreement negotiated between us and the United Steelworkers, AFL-CIO, on behalf of Local 876. We do not anticipate any significant issues to arise as a result of the renewal of this agreement. We consider our relationships with our employees to be good.

 Available Information

        We are subject to the informational requirements of the Exchange Act. We therefore file periodic reports, proxy statements, and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        Our Internet website address is www.intrepidpotash.com. Under the investor relations tab of our website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also routinely post important information about Intrepid and our business under the investor relations tab of our website. The information found on, or that can be accessed through, our website is not part of this or any other report we file with, or furnish to, the SEC.

Glossary of Terms

        Langbeinite (K2SO42MgSO4—potassium magnesium sulfate):    A generic term for the mineral sulfate of potash magnesia. The processing of ores containing langbeinite results in sulfate of potash magnesia which we market for sale as Trio®.

        Magnesium Chloride (MgCl2):    An effective de-icing and de-dusting agent.

        Metal Recovery Salt:    Potash combined with salt in various ratios that chemically enhances the recovery of aluminum in aluminum recycling processing facilities.

        Mill Feed Grade:    A measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. Often represented as percent of potassium oxide (K2O) or percent potassium chloride (KCl) or percent langbeinite.

        MMBtu:    A standard unit of measurement used to denote the amount of energy in fuels. Million British Thermal Units.

        Potash:    A generic term for potassium salts (primarily potassium chloride, but also potassium nitrate, potassium sulfate and sulfate of potash magnesia, or langbeinite) used predominantly and widely as a fertilizer in agricultural markets worldwide. Potash also has numerous industrial uses, including oil and gas drilling and stimulation fluids. The chloride containing potash salt is commonly called sylvite or muriate of potash. Unless otherwise indicated, references to "potash" refer to muriate of potash.

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

        Potassium Oxide (K2O):    The potassium content of commercial fertilizers is expressed as percent potassium oxide (K2O). Potassium oxide, however, is merely a customary means of reporting potassium content within the fertilizer industry on the N-P-K (nitrogen-phosphorus-potassium) numbers on the labels of fertilizers. Although K2O is the formula for potassium oxide, potassium oxide is not used as a fertilizer. The potassium content of pure potassium chloride fertilizer is expressed as 63 percent K2O, which is the equivalent of 52.3 percent elemental K (potassium). In the soil, potassium chloride dissolves into potassium ions (K+) and chloride ions (Cl-). Percent potassium oxide (K2O) is referenced in other terms in this glossary.

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

        Productive Capacity:    The estimated amount of potash production that will likely be achieved based on the amount and quality of ore that we estimate can currently be mined, milled, and/or processed, assuming an estimated average reserve grade, no modifications to the systems, a normal amount of scheduled down time, average or typical mine development efforts and operation of all of our mines and facilities at or near full capacity.

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

        Recovery:    The percentage of valuable material in the ore that is beneficiated prior to further treatment to develop a saleable product.

        Reserve:    That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

        Salt (NaCl—sodium chloride):    The salt industry is a commodity business with a heavy emphasis on price competition, which results in market boundaries being defined by delivered costs.

        Solar Evaporation:    A mineral concentration process by which brines containing salt, potash and magnesium chloride are collected into solar evaporation ponds, where solar energy is used to evaporate water and crystallize out the salt and potash contained in the brine. The resulting evaporate is then processed to separate the potash from the salt and subsequently prepared for sale.

        Solution Mining:    A mining process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body. The density of the brine increases as potash dissolves into the brine. The dense, potash-rich solvent then sinks to the bottom of the mine, where extraction wells pump the salt and potash-saturated brine to the surface for processing. Solution mining does not require men or machines to be underground.

        Sulfate of Potash Magnesia (K2SO4.2MgSO4)—langbeinite or potassium magnesium sulfate):    A double salt containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 2 percent of potash fertilizer, based on 2008 estimates by the Association of American Plant Food Control Officials, Inc. Commercial products typically contain 22 percent K2O, 11 percent magnesium and 22 percent sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12-42 percent K2O, 2-5 percent magnesium and 3-7 percent sulfur.

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

        Underground Mining:    A method of extracting economically attractive mineralization from deeper deposits. Underground mining generally consists of multiple shafts and a network of tunnels to provide access to minerals and conveyance systems to transport materials underground and to the surface. Underground mining machines are used to cut a network of interconnected passages at approximately the same height as the ore seam and a series of pillars are left behind to provide the appropriate level of ground support to ensure safe access and mining.

Executive Officers of the Registrant

        The following table sets forth the names, ages, and positions held by Intrepid's executive officers. The age of the executive officers is as of February 15, 2011.

Name	Age	Position
Robert P. Jornayvaz III	52	Executive Chairman of the Board
David W. Honeyfield	44	President and Chief Financial Officer
Martin D. Litt	46	Executive Vice President and General Counsel
James N. Whyte	52	Executive Vice President of Human Resources and Risk Management
R.L. Moore	61	Senior Vice President of Marketing and Sales
John G. Mansanti	55	Vice President of Operations
Kelvin G. Feist	43	Vice President of Marketing and Sales
Brian D. Frantz	48	Controller and Chief Accounting Officer

        Robert P. Jornayvaz III has served as Executive Chairman of the Board, since May 2010. Mr. Jornayvaz served as Chairman of the Board and Chief Executive Officer of Intrepid Potash, Inc. from November 2007 until May 2010 and served, directly or indirectly, as a manager of Intrepid Mining LLC from January 2000 until its dissolution in 2008, at the time of Intrepid's initial public offering ("IPO"). As described above in "Business—Company History," Intrepid Potash, Inc. was a

subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. As a manager of Intrepid Mining LLC, Mr. Jornayvaz was responsible for the business operations of Intrepid Mining LLC. Mr. Jornayvaz is the 100 percent owner of Intrepid Production Corporation, which owns approximately 15 percent of Intrepid, and 100 percent of IPC Management LLC, one of two managers of the former Intrepid Mining LLC. Intrepid Production Corporation also owns 50 percent of Intrepid Oil & Gas, LLC. Mr. Jornayvaz has approximately 30 years of experience in the oil and gas industry and 12 years of experience in the potash industry.

        David W. Honeyfield has served as President and Chief Financial Officer of Intrepid Potash, Inc., since May 2010. Mr. Honeyfield also served as Treasurer from May 2008 until December 2010. Prior to May 2010, Mr. Honeyfield served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from March 2008 until May 2010. From May 2003 to March 2008, he held various positions with SM Energy, Inc. (formerly St. Mary Land & Exploration Company), most recently as Senior Vice President and Chief Financial Officer from March 2007 to March 2008, Chief Financial Officer from May 2005 to March 2007, and Vice President—Finance, Treasurer and Secretary from May 2003 to May 2005. While at St. Mary, a public company with shares listed on the New York Stock Exchange, Mr. Honeyfield, among other things, was responsible for capital structure planning, financial reporting, oversight of company accounting practices, the preparation of forecasts and budgets, and oversight of tax and internal audit functions. Prior to joining SM Energy Inc., Mr. Honeyfield was Controller and Chief Accounting Officer of Cimarex Energy Co. from September 2002 to May 2003 and Controller and Chief Accounting Officer of Key Production Company, Inc., which was acquired by Cimarex in September 2002. Prior to joining Key Production Company in April 2002, Mr. Honeyfield was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen LLP since 1991, serving clients primarily in the mining, oil and gas, and manufacturing sectors.

        Martin D. Litt joined Intrepid Potash, Inc. as Executive Vice President and General Counsel in July 2008. He began his legal career with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in 1991, a large law firm with offices located around the world. In 1993, Mr. Litt joined the law firm of Holme Roberts & Owen LLP, a law firm based in Denver, Colorado. Mr. Litt served as a partner for nine years at Holme Roberts & Owen and also served on the firm's Executive Committee, a committee responsible for managing the law firm, for two years. During his time at Holme Roberts & Owen LLP, Mr. Litt focused his practice on commercial litigation, antitrust matters, and general business counseling. While at Holme Roberts & Owen LLP, Mr. Litt served as outside counsel to Intrepid Mining LLC and Intrepid Potash, Inc. for approximately six years.

        James N. Whyte has served as Executive Vice President of Human Resources and Risk Management of Intrepid Potash, Inc. since December 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in May 2004 and was named Executive Vice President of Human Resources and Risk Management in December 2007. As described above in "Business—Company History," Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. From December 1998 until December 2002, Mr. Whyte served as President of Caleb Insurance Group, Inc., a small, private commercial insurance brokerage firm that he founded, where he was responsible for all business operations.

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

        Kelvin G. Feist has served as Vice President of Marketing and Sales of Intrepid Potash, Inc. since February 2011. From August 1994 until January 2011, Mr. Feist held various positions with Agrium Inc. and its subsidiaries, most recently as Director of Potash Marketing from July 2010 to January 2011 and National Account Manager from July 2007 to July 2010. While at Agrium, a public company with shares listed on the New York Stock Exchange, Mr. Feist, among other things was responsible for all marketing and sales programs related to Agrium's potash portfolio, including matters relating to production and logistics.

        Brian D. Frantz has served as Controller and Chief Accounting Officer of Intrepid Potash, Inc. since July 2010. From October 2008 until July 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a private company specializing in selling and leasing construction equipment where he was responsible for all finance and accounting functions. From June 2008 until September 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From June 1998 until May 2007, Mr. Frantz held various positions at RE/MAX International, Inc., most recently as Senior Vice President and Chief Financial Officer of RE/MAX International, Inc., a large private company engaged in the franchising of real estate brokerage businesses. While at RE/MAX International, Inc., Mr. Frantz was responsible for all financial and accounting matters, including budgeting and forecasting, financial reporting, banking and tax planning. Prior to joining RE/MAX International, Inc., Mr. Frantz was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Frantz had been with Arthur Andersen LLP since 1986, serving public and private companies primarily in the cable television, manufacturing, mining and real estate industries.

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

Risks Related to Our Business

Adverse conditions in the global economy could negatively impact our financial results and financial condition.

        An economic downturn in the businesses or geographic areas in which we sell our products, similar to the downturn we experienced in the fourth quarter of 2008 and during 2009, could reduce demand for our products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand largely depends on the end-users of our products, the farmer. Economic conditions that reduce farmer confidence or discretionary spending may reduce product demand. In addition, if we are required to raise additional capital or are required to renew our current credit facility during an economic downturn, we may be unable to do so or may only be able to do so on unfavorable terms.

Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may negatively affect our operating results.

        Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and capacity utilization until the cycle repeats. Furthermore, individual potash producers have, at various times, independently suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. For example, during all of the fourth quarter of 2008 and through most of 2009, demand for potash contracted due to uncertainty resulting from the global financial crisis, decreases in commodity prices of agricultural products, concerns by farm producers about input costs, and the effect that lower prices for their products might have on farmers' operations. In turn, many individual potash producers responded to this demand contraction by independently curtailing potash production to match demand. As a result of these various factors, the price of potash can also be volatile. This volume and price volatility may reduce profit margins and negatively affect our operating results. We sell the majority of our potash into the spot market in the U.S. and generally have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility.

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

Mining is a complex and hazardous process which frequently experiences production disruptions and the nature of our operations may make us more vulnerable to such disruptions than our competitors.

        The process of mining is complex and equipment- and labor-intensive, and involves risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems and other unexpected events. In addition, we must transport mined ore for long distances to remove it from the mines for processing, which creates a higher probability of accidents. Our facilities have been in operation longer than the average North American potash mine, and some of our equipment has had a long operating life and may require more maintenance or be more likely to fail than newer facilities or equipment. Our shafts at our West mine were constructed in 1931 and require frequent maintenance due to water inflow, wooden structure and salt buildup and are located in an area of known subsidence. Additionally, langbeinite ore is harder and more abrasive than muriate of potash ore and has caused greater wear on our mining and milling equipment at our East mine, which has increased and may continue to increase the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes; for example, our East mine's mill experiences build-ups of glaserite, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. Furthermore, production at our facilities is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from our planned capital expenditures focused on growth, such as increases in productive capacity, for use on capital expenditures to maintain existing capacity. Production delays or stoppages will adversely affect our sales and operating results, and higher than expected maintenance and repair expenses may adversely affect our operating results.

The grade of ore that we mine may vary from our projections due to the complex geology of potash reserves, which could adversely affect our potash production and our financial results.

        Our potash production is affected by the ore grade, or the potassium content of the ore. Our projections of ore grade may vary from time to time, and the amount of potash that we actually produce may vary substantially from our projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. Potash ore bodies have complex geology. The occurrence of large, unknown salt deposits, known as salt horsts, in core ore areas located near Carlsbad, New Mexico or Moab, Utah would adversely affect ore grades. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable-grade product. As a result, our expected future cash flows would be materially adversely affected.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

        The actual amounts of muriate of potash and langbeinite we may be able to economically recover from our reserves may vary substantially from our reserve estimates. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control or ability to estimate. Estimates of muriate of potash and langbeinite reserves necessarily depend upon a number of variables and assumptions, any one of which, if incorrect, may result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

  •
  geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate;

  •
  future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes and development and reclamation costs;

  •
  future mining technology improvements; and

  •
  the effects of regulation by governmental agencies.

        Because reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is reviewed by a reserve engineer and geologist in sufficient detail to determine if, in the aggregate, the data provided by us are reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and in accordance with SEC requirements.

The seasonal demand for our products and the variations in our cash flows from quarter to quarter may have an adverse effect on our operating results and make the price of our common stock more volatile.

        The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of crop growing and harvesting seasons and weather conditions, as well as other factors. Over the last three years, we have averaged between 26 percent and 29 percent of our annual potash sales volume during the three-month period from February through April, when the demand for fertilizer typically peaks in the markets we serve. We and our customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. Over the last three years, on average, approximately 20 percent of our total annual potash sales have occurred during the slower summer period between May and July. The seasonality of crop nutrient demand results in our sales volumes and net sales revenue typically being the highest during the North American spring season and our working capital requirements typically being the highest just before the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability could be materially reduced as a result. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

Changes in laws and regulations affecting the mining industry and changes in enforcement practices could have an adverse effect on our operations and business.

        Our operations are subject to extensive laws and regulations, including MSHA and OSHA, and related state statutes and regulations. As a result of the mine explosion that occurred on April 5, 2010, at the Upper Big Branch Mine in West Virginia, or other high-profile mining incidents, it is possible that new laws and regulations could be enacted by Congress, MSHA, OSHA or other regulatory bodies. In addition, it is possible that enforcement of existing laws and regulations may become more stringent. Any changes in laws, regulations, or enforcement practices could have an adverse effect on our operations and business.

Climate change legislation and the physical effects of climate change may have a negative effect on our business and operations.

        There is a growing discussion that emissions of greenhouse gases ("GHG") may be altering the composition of the global atmosphere in ways that may be affecting, and may continue to affect, the global climate. Legislators and regulators are considering ways to reduce GHG emissions. There is also a growing possibility that some form of GHG emissions regulation will be forthcoming at the federal level. In 2010, New Mexico's Environmental Improvement Board passed rules designed to reduce GHG emissions and to establish a "cap-and-trade" program with respect to GHG emission "allowances." Such regulation could result in the creation of substantial additional costs for us. The effect of any future mandatory GHG legislative, regulatory, or product standard requirements on our business and products is dependent on the details of the mandate or standard, and we are therefore unable to predict the potential effects at this time. Moreover, the potential physical effects of climate change on our customers, and subsequently on our business and operations, are highly uncertain and will be particular to the circumstances developing in various geographical regions where our facilities and customers are located. These effects may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Droughts or floods in certain geographic areas could cause demand for our product to decline and the amount of arable land in one or more of our markets to decrease. Extreme or unusual weather conditions could also cause production disruptions at our facilities which could have a material adverse effect on our operating results of financial condition.

        For example, there was a production disruption in December 2009 due to severe cold weather conditions at our Carlsbad East facility that reduced our normal potash production levels by nearly 90 percent for the month. Physical effects of climate change, if any, may adversely impact the costs, production, sales, and financial performance of our business and operations. Similarly, during July 2010, we ceased production of langbeinite at our East facility for a total of 14 days due to unusually heavy rainfall in the Carlsbad, New Mexico region in order to reduce our water consumption, maintain the brine storage capacity of our tailings ponds, and preserve additional pond storage capacity for future rainfall.

Our business depends upon skilled and experienced personnel, and employee turnover may have a material adverse effect on our development and operating results.

        The success of our business and the achievement of certain business goals depends upon our ability to attract and retain skilled managers and other personnel. The labor market in the Carlsbad, New Mexico area, in particular, is very competitive. We compete for experienced laborers with other industries, including a nuclear waste management facility in southeast New Mexico, oil fields and other potash facilities near Carlsbad, and a new uranium enrichment facility in Eunice, New Mexico which is under construction. Employee turnover in proximity to Carlsbad has generally been high, and the continued expansion of nuclear facilities near Carlsbad threatens to increase competition for qualified workers. If we are not able to attract and retain the personnel necessary for the development of our business, we may not achieve certain business goals, or may have to raise wages to keep employees, hire less qualified workers, or incur higher training costs, any of which could have a material adverse effect on our operating results and financial condition.

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

        The price of natural gas in North America is highly volatile. Natural gas prices according to the El Paso Natural Gas Co. Permian Basin index, on which the prices we pay for natural gas are primarily based, have ranged from a high of $11.61 per MMBtu in July 2008 to a low of $2.55 per MMBtu in September 2009. Steel is a commodity that is also subject to volatile pricing. Over the last five years, hot rolled coil steel prices have ranged from a high of $1,095 per ton in July 2008 to a low of $382 per ton in June 2009. Our forecasts of capital expenditures are based on assumptions with respect to prices of skilled labor and commodities, including steel and concrete. We cannot predict future commodity prices, and if such prices are higher than expected, we may lose sales to competitors with lower production costs, our profitability could be materially adversely affected and our capital expenditures could increase.

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

        A significant portion of our sales consists of sales of standard-sized potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. Declines in oil and gas drilling can have a negative impact on our average net realized sales price for our agricultural tons, as agricultural sales may require more costly transportation to more distant delivery points and we may incur additional costs to compact the standard-sized product into granular-sized product. Alternative products that have some of the clay-inhibiting properties of potash in oil and gas drilling fluids are commercially available. Depending upon the price of potash compared to the prices of these alternative products, these alternative products may temporarily or permanently replace some of our sales of standard-sized potash, which would reduce our industrial sales and result in the same increases in production costs and decreases in our profitability.

Increased costs could affect our per ton profitability.

        Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, revisions to mine plans, and location of the ore bodies. A substantial portion of our operating cost structure is comprised of fixed costs consisting primarily of labor and benefits, base energy usage, property taxes, insurance, maintenance, and some depreciation; we also have variable costs associated primarily with overtime and associated benefits, contractor labor, consumable operating supplies and chemicals, some level of energy and per unit depreciation. Because a portion of our operating costs are fixed, reductions in production tonnage could increase our per ton cost per ton sold and correspondingly decrease our operating margin on a per ton basis. A material increase in costs at any of our locations could have a material adverse effect on our profitability and cash flows.

Some of our competitors have greater capital and human resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability.

        We compete with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than we do. Competition in our product lines is based on a number of considerations, including transportation costs, brand reputation, price and quality of client service and support. To remain competitive, we need to invest continuously in production infrastructure, marketing and customer relationships. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and become leveraged. We may not have sufficient resources to continue to make such investments or maintain our competitive position relative to some of our competitors who have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes and our profits could be materially adversely affected.

A shortage of railcars and trucks for carrying our products as well as increased transit time could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs or disruptions in production.

        We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of chemicals and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, PCS Sales, which markets our products internationally, may have difficulty obtaining access to ships for deliveries of our products to overseas buyers. Higher costs for transportation services or an interruption or slowdown in these transport services due to high demand, labor disputes, adverse weather or other environmental events, or changes to rail systems, could negatively affect our ability to produce our products or our ability to deliver our products to our customers, which would harm our performance and operating results.

We rely on our management personnel for the development and execution of our business strategy, and the loss of any member of our management team may have a material adverse effect on our growth and operating results.

        Our management personnel have significant relevant industry experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of our business. The loss of the services of any of our management personnel could prevent us from achieving our business strategies or limit our business growth and operating results. We do not currently maintain "key person" life insurance on any of our key executives or management personnel.

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

        Oil and gas drilling near our mines poses risks to our operations. It is possible to have leakage from an oil and gas well due to the failure of the borehole casing. Leaking hydrocarbons, mainly methane gas, could potentially migrate from a leaking borehole into our mine with the potential to cause an explosion. We test our mines for methane gas daily; however, unlike coal mines which are constructed and equipped to handle the presence of methane gas, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause an explosion resulting in loss of life and significant property damage and require suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomic to reopen our mines because our liability, casualty, and business interruption insurance would not be adequate to cover such catastrophic events.

Existing and further oil and gas development in the Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.

        Presently, the drilling of oil and gas wells in the Potash Area is regulated by the 1986 Order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Potash Area). Similar State of New Mexico regulations govern state and fee lands in the Potash Area. The Secretary's Order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect our current operations may limit our ability to mine valuable potash reserves or deposits in the future because of setbacks from oil and gas wells. As a result, we will be unable to mine potash located within the appropriate "safety pillar" around an oil or gas well. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission and, where appropriate, protest applications for drilling permits that we believe may impair our ability to mine our potash reserves or deposits and/or put at risk the safety of our potash miners. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or deposits. Our potash reserves or deposits may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves or deposits. We expect oil and gas companies to continue to seek drilling permits and to contest our efforts to restrict drilling within certain locations within the Potash Area.

        In 2007, we lobbied to cause a reassessment by the BLM and Department of the Interior of their policies concerning granting of oil and gas drilling permits in the Potash Area in order to protect our existing operations and future potash reserves or deposits from the adverse effects of oil and gas drilling. In July 2007, the Department of the Interior said that it would conduct a new study on the safety of developing oil and gas wells in the Potash Area and, subsequently, it undertook another study to evaluate the use of certain technologies to map the potash resource within the Potash Area. In September 2009, Sandia National Laboratories ("Sandia"), acting under the direction of the BLM, issued its final report on the use of existing oil and gas logs to map the potash resources within the Potash Area and concluded that such logs do not contain sufficient information to meet the specific mineral requirements identified in the current potash standards. This conclusion could affect the future issuance of drilling permits and, therefore, could adversely affect our mining operations and the value of our potash reserves or deposits. Sandia's study, under direction of the BLM, of the risks of gas migration from oil and gas wells into proximately located potash mines is not yet completed but, once completed, could affect the future issuance of drilling permits and, therefore, could adversely affect our mining operations and the value of our potash reserves or deposits.

Our operations depend on our having received and continuing to maintain the required permits and approvals from and lease negotiations with, governmental authorities.

        We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit our ability to continue operations at the affected facility and have a material adverse effect on our business, financial condition and operating results. Expansion of our existing operations also would require securing the necessary environmental and other permits and approvals, which we may not receive in a timely manner, if at all. In addition, the federal government may require an environmental assessment or EIS as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, our mining operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations may require securing additional federal and state leases, which we may not obtain in a timely manner, if at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves. Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change, which may lead to significant increases, at the time we renew our leases. As of December 31, 2010, approximately 58 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 13 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if such increases were significant, would adversely affect our operating results.

        On December 14, 2010, the U.S. Fish and Wildlife Service proposed a rule to list the dunes sagebrush lizard (Sceloporus arenicolus), a species known to live in southeastern New Mexico and adjacent west Texas, as endangered under the Endangered Species Act of 1973, as amended (the "Endangered Species Act"). If the rule is finalized as proposed, it would extend the Endangered Species Act's protections to the dunes sagebrush lizard. The listing of the dunes sagebrush lizard as endangered under the Endangered Species Act could have a material adverse effect on Intrepid's operations in southeastern New Mexico, including its development of the HB Solar Solution mine project. Specifically, the listing of this species could result in increased operational costs and, possibly, limitations or prohibitions on certain of Intrepid's operations in the area.

Our plans for reopening the HB Solar Solution mine and developing additional strategic growth opportunities may require more time and greater capital spending than we expected.

        We currently plan to reopen the HB Solar Solution mine as a solution mine. We commissioned an independent mining consulting firm to review our estimates of the reserves related to this project, and the firm's reserve study was completed in March 2008. Reopening the mine will be subject to significant costs and risks. In January 2009, the BLM determined that an EIS would be required for the HB Solar Solution mine project. Oil and gas lessees in the region expressed concern with the project to the BLM, which, we believe, was a contributing factor in the BLM's decision to require completion of an EIS for the project. We were notified in January 2010 by the BLM's consultant that the schedule for the EIS review process has been extended in order for the BLM to complete preparation and review of the preliminary draft EIS. The revised schedule reflects issuance of a Record of Decision during the first quarter of 2012. We received the ground water discharge permit for the HB Solar Solution mine project from NMED in July 2010 and are in the process of obtaining the NMED air quality permit for the project. Once the remaining regulatory approvals are obtained, we anticipate promptly commencing construction. We estimate that first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.

        Although the current estimate for the completion of the EIS process is in the first quarter of 2012, continued opposition to the project by oil and gas lessees or other third parties may further delay or prevent the reopening of the mine. In addition, we may be unable to obtain some or all of the regulatory approvals and permits in a timely manner, on reasonable terms, or at all.

        As of December 31, 2010, we have invested approximately $27 million in capital related to the re-opening of the HB Solar Solution mine, some of which could become impaired if some or all of the regulatory approvals and permits are not obtained in a timely manner or at all. Even if we obtain all required approvals and permits, it may be several years before the mine produces potash, and construction of the well facilities, solar ponds, processing plant, and associated infrastructure may take longer or cost significantly more than we expect. We may be unable to produce potash economically from the HB Solar Solution mine if reopened, or our profitability from the project may be lower than we expect.

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

        Langbeinite, a low-chloride source of potassium, is produced by Intrepid and The Mosaic Company from the only known langbeinite reserves in the world located in the Carlsbad, New Mexico region. The demand for langbeinite has been limited due mostly to its limited supply and availability, and it is difficult to determine how the supply, demand and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and may increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize a product similar to langbeinite from brines, with a goal of producing significant amounts of this competing product in the near future. In the past, we have sold standard-sized Trio® to customers in China. In the future, our sales to customers in China may be reduced to the extent China is able to produce a product similar to langbeinite or if there is an overall decrease in demand for potassium-containing product to be imported into the country. Other companies may seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales may be affected by the success of these and other competitive sources for langbeinite, which could materially adversely affect the viability of our Trio® business and our operating results and financial condition.

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

Heavy fall precipitation or low evaporation rates at our Moab and Wendover facilities and at our planned HB Solar Solution mine could delay our potash production at those facilities, which could adversely affect our sales and operating results.

        Our facilities in Moab and Wendover, Utah, and our planned HB Solar Solution mine will use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. It is possible that the effects of climate change, if any, could have a material adverse effect on our production of potash using solar evaporation processes. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash we are able to produce and in turn push that production into later quarters or years. If these weather conditions occur at any or all of our Moab and Wendover facilities and our planned HB Solar Solution mine, we would have less potash available for sale, and our sales and operating results could be materially adversely affected. As the number of our solar ponds increases, our production risks related to rainfall and evaporation rates will increase.

Environmental laws and regulations may subject us to significant liability and require us to incur additional costs in the future.

        We are subject to many environmental, safety and health laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and the regulation of discharges into the soil, air and water. Operations by us and our predecessors have involved the historical use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos-containing transite) and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. Under environmental remediation laws such as the CERCLA, liability is imposed, without regard to fault or to the legality of a party's conduct, on certain categories of persons (known as "potentially responsible parties") who are considered to have contributed to the release of "hazardous substances" into the environment. We may in the future incur material liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.

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

        Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron and clay, are stored in surface disposal sites and require management. At least one of our New Mexico mining facilities, the HB Solar Solution mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.

        As a potash producer, we currently are exempt from certain State of New Mexico mining laws related to reclamation obligations. If this exemption were to be eliminated or restricted in the future, we might be required to incur significant expenses related to reclamation at our Carlsbad, New Mexico facilities.

        Government and public emphasis on environmental issues can be expected to result in future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results. For more information, see "Business—Environmental, Health and Safety Matters."

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

        In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding borrowings, if any, under our credit facility. Our credit facility is scheduled to expire in 2012. We may be unable to obtain new financing or financing on acceptable terms.

The mining business is capital-intensive, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.

        The mining business is capital-intensive. We anticipate making significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB Solar Solution mine, the various expansions at our existing operating facilities and sustaining existing operations, including the Langbeinite Recovery Improvement Project and the expansion of granulation capacity in Wendover, Utah and at our facilities in Carlsbad, New Mexico. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding or be unable to fund needed or planned capital expenditures, which would limit the expansion of our production or the inability to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our new projects.

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

        As of December 31, 2010, we had 803 total employees. Approximately 4 percent of our workforce, consisting solely of certain employees in Wendover, is represented by labor unions. Our collective bargaining agreement with our hourly employees in Wendover expires on May 31, 2011. This is the fourth agreement negotiated between us and the United Steelworkers, AFL-CIO, on behalf of Local 876. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize in the future, these risks would increase.

Risks Related to our Common Stock

Our common stock price may be volatile and you may lose all or part of your investment.

        Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance, and you may not be able to resell your shares at or above the price you paid for them. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including:

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

        Our restated certificate of incorporation allows us to issue up to 100,000,000 shares of common stock and up to 20,000,000 shares of preferred stock without the approval of our stockholders, except as may be required by applicable New York Stock Exchange ("NYSE") rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. The issuance by us of additional common shares or other equity securities of equal or senior rank will have the following effects:

  •
  our stockholders' proportionate ownership interest in us will decrease;

  •
  the relative voting strength of each previously outstanding common share may be diminished; and

  •
  the market price of the common stock may decline.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

        Sales of a substantial number of shares of our common stock, including sales by our directors and officers, or the perception that such sales may occur, could depress the market price of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock would have on the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

        Other than the dividend paid in connection with our formation, we have never declared or paid any dividends on our common stock. At the current time and for the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Intrepid has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Act.

ITEM 2.    PROPERTIES

Properties

        Our potash production comes from five facilities—three near Carlsbad, New Mexico and two in Utah, all of which we own and operate. We also own two idled mines near Carlsbad. Our facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, and the North facility compaction plant which processes potash from the West mine. Our facilities in Utah are the Moab mine, a solution mine, solar evaporation pond and plant facility located near Moab, and the Wendover facility, a brine aquifer collection, solar evaporation pond and plant facility located near Wendover.

        We control the rights to mine approximately 112,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 29,000 acres from the state of New Mexico, approximately 83,000 acres from the federal government through the BLM, and approximately 240 acres from private leaseholders.

        We control the rights to mine approximately 7,300 acres of land west of Moab, Utah. We lease approximately 7,100 acres from the state of Utah and approximately 200 acres from the BLM. We own approximately 3,700 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

26S/20E
Mine Operation Boundary
26S/21E
SR-297
21
22
23
24
19
Horizontal Potash Caverns
28
27
26
25
30
GRAND COUNTY
SAN JUAN COUNTY
33
34
35
36
31
2
1
Colorado River
27S/21E
7
12
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
Wendover
Area Detailed
Salt Lake City
Utah
Price
Moab
1 N / 18 W
1 N / 17 W
1 S / 19 W
1 S / 18 W
I-80
1 S / 17 W
2 S / 19 W
2 S / 18 W
2 S / 17 W
Interstate 80
Railroad
Brine Collection Ditch
Mine Operation Boundary
Processing Plant
Solar Evaporation Ponds
N
Scale 1:60000.
1. 0. 1. 2. 3. 4. 5. miles
1000. 0. 1000. 2000. 3000. 4000. 5000. meters
Intrepid Potash, Inc.
Wendover Facility
Tooele County, Utah
Mine Base Map
Scale: 1"=5000'
Base S1

        We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally require us to commence mining operations within a specified term and continue mining to retain the lease.

        Our leases with the state of New Mexico are issued for terms of five or ten years and for as long thereafter as potash is produced in commercial quantities. Our leases with the state of Utah are for terms of ten years subject to extension by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The terms of the leases for our Moab mine are currently extended until 2014. Our federal leases are for indefinite terms subject to readjustment every 20 years.

        The provisions of our leases are subject to periodic readjustment by the state and federal government. The lease provisions could change in the future, and such changes could impact the economics of our operations. Our federal leases are subject to readjustment of the lease provisions, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are subject to readjustment of the lease provisions, including the royalty payable to the state, every five to ten years. Our leases with the state of Utah are subject to extension and possible readjustment of the lease provisions every ten years. As of December 31, 2010, approximately 58 percent of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB Solar Solution and North mines) and approximately 13 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.

        We pay royalties to the state and federal governments and private leaseholds for potash, langbeinite, and by-products produced from our leases. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0 to 5.0 percent. The royalty rates for the private leaseholds are between 5.0 and 7.5 percent. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.0 to 3.0 percent.

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

        The HB Solar Solution mine, while previously operated as a conventional underground mine, is presently not in operation and is under development as a solution mine. Permits for the HB Solar Solution mine are currently pending completion of an EIS, and, once the necessary regulatory approvals are obtained, construction will begin and we estimate first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.

        As noted, we have relatively long-lived proven and probable reserves and consequently expects to conduct little additional exploration in the coming five years. Development of the conventional underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation facility are expected to be enhanced by the drilling of additional wells. Development of the idle North mine, previously operated as a conventional underground mine, is under consideration. We made significant expenditures to modernize and improve the condition of our plants and equipment. We invested approximately $92.5 million in our facilities in 2010, including upgrading underground infrastructure to minimize mine/process interdependence, making process modifications for recovery enhancement, upgrading underground equipment to begin automation of materials handling, expanding our compaction capability in Moab and upgrading deteriorating infrastructure. We believe that our plants and equipment are adequate for executing our operating plans.

        The total historical cost of mineral development assets, property, plant and equipment as of December 31, 2010, is $395.3 million. By location, the historical costs of mineral development assets, property, plant and equipment as of December 31, 2010, are $325.6 million for Carlsbad (including the HB Solar Solution mine), $39.2 million for Moab, $20.8 million for Wendover, and $9.7 million for other supporting sites. These amounts include land, construction in progress, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.

        Our leased office space in Denver, Colorado is approximately 39,726 square feet and has a term extending through April 30, 2019. We lease approximately 8,327 square feet of office space in Carlsbad, New Mexico for a term extending through December 1, 2011.

        We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Proven and Probable Reserves

        Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to 158 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2010, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2010.

Our Proven and Probable Reserves (000's of tons)(1)

				Proven(4)			Probable(7)
			Minimum Remaining Life (years)(3)
Product/Operations	Date Mine Opened(2)	Current Extraction Method		Recoverable Ore Tons(5)	Ore Grade(6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons(5)	Ore Grade(6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	158	224,970	22.2	42,000	133,180	21.5	24,500
Carlsbad East (including East Mixed(8))	1965	Underground	58	70,990	18.6	10,140	59,750	18.2	8,575
Carlsbad HB Solar Soultion Mine(2,9)	2012	Solution	28	15,400	34.7	4,750	710	32.3	205
Moab	1965	Solution	125	16,010	40.5	5,790	14,770	39.8	5,300
Wendover(10)	1932	Brine Evaporation	30	—	—	—	—	1.2	3,270
Total Muriate of Potash					24.3	62,680		21.6	41,850

Product/Operations	Date Mine Opened(2)	Current Extraction Method	Minimum Remaining Life (years)(3)	Recoverable Ore Tons(5)	Ore Grade(6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons(5)	Ore Grade(6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East(10) (including East Mixed(11))	1965	Underground	65	74,950	33.3	21,230	93,980	35.5	29,200

(1)
The most recent review performed by Agapito was performed in 2010 for the Carlsbad West and East mines. The Moab property reserves were based on the 2009 Agapito report less 2010 depletion. The Wendover property reserves were based on the 2009 Agapito report, however depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Detailed examination of our geologic model for the New Mexico properties was last performed in 2010 by Agapito. The geologic models for the Utah properties were updated to incorporate new data obtained in 2008 and 2009. No new data for Moab was collected in 2010. Increases in remaining mine life for the Carlsbad West and East operations were primarily due to additional geologic data collected since the previous Agapito geologic model done in 2007. No changes to the HB Solar Solution mine reserve estimate were made to the 2008 Agapito review, as there has been no mining or changes to the database since that time. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the Carlsbad HB Solar Solution mine, have operated in a substantially continuous manner since the dates set forth in this table. The Carlsbad HB Solar Solution mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are currently permitting the Carlsbad HB Solar Solution mine as a solution mine and anticipate completion of the EIS review process in the first quarter of 2012 and issuance of the Record of Decision at that time. Once all of the necessary regulatory approvals are obtained, we anticipate moving forward with construction, and first production will result approximately 18 months after construction begins, with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds. However, production timing is an estimate and the commencement of production will ultimately be dependent upon obtaining all required permits and approvals.

(3)
Minimum remaining lives at the Carlsbad West, Carlsbad East, HB Solar Solution mine, and Moab mines are based on reserves (product tons) divided by annual effective product capacity and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of Carlsbad East white muriate of potash equals 0.98 ton of KCl; one ton of Moab white muriate of potash equals 0.95 ton of KCl; one ton of sulfate of potash magnesia equals 0.95 ton of langbeinite. Carlsbad East minimum remaining life was based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine-containing aquifers.

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

(5)
Recoverable ore tons is defined as the hoisted ore for the conventionally mined ore in our Carlsbad East and West Mines. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities and mine extraction ratios. For the HB Solar Solution mine and the Moab property, recoverable ore tons are defined as the potassium that can be extracted from the underground workings and pumped to the surface. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities, potash that dissolves but remains in the cavern (dissolution factor), and an extraction factor that accounts for potash that may not be recovered because solution may be channeled away or stranded due to cavern geometry. We do not calculate recoverable ore tons for the Wendover property as it is a lake brine resource, not an in-place ore deposit.

(6)
Ore grade expressed as expected mill feed grade to account for minimum mining height for the Carlsbad East and West mines. Muriate of potash ore grade is reported in % KCl and sulfate of potash magnesia ore grade is reported in % langbeinite. The ore grade for the Moab and HB Solar Solution mines is the in-place KCl grade.

(7)
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

(8)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2Mg2(SO4)3) separately. Reserves currently being mined at our East mine are from the 5th ore zone and contain both sylvite and langbeinite. We call these reserves mixed ore. Additionally, the reserve amounts include West mine 3rd and 4th ore zones which contain langbeinite that will be processed at the East mine.

(9)
The HB Solar Solution mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us. Capital costs to establish economic viability for the HB Solar Solution mine reserves are based on in-house estimates independently verified by a third party. Operating costs to establish economic viability were based on operating costs for the Moab mine scaled by magnitude of production.

(10)
The Wendover facility reserves are the combination of a shallow and a deep aquifer. There were no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, brine density, soil porosity within the aquifer, and aquifer thickness from historical reports. The brine concentrations and brine density were confirmed by us recently, but values for the aquifer thickness and the porosity were obtained from literature published by other sources. Probable reserves for the shallow brine at the Wendover facility were calculated from KCl contained in the shallow aquifer with an estimated porosity of 0.45 and thickness of 18 feet over the reserve area (78.8 square miles). The distance for projection of probable reserves is a radius of three-quarters of a mile from points of measurement of brine concentration. Probable reserves for the deep-brine aquifer were estimated based on historical draw-down and KCl brine concentrations. The ore grade (% KCl) for both the shallow and deep aquifer is the percentage by weight of KCl in the brine.

(11)
A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.

Production

        Our facilities have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Our current estimated productive capacity is the estimated amount of potash production that will likely be achieved based on the amount and quality of ore that we estimate can currently be mined, milled, and/or processed, assuming an estimated average reserve grade, no modifications to the systems and a normal amount of scheduled down time, average or typical mine development efforts and operating of all of our mines and facilities at or near full capacity. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity.

        Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2010, 2009, and 2008.

Carlsbad, New Mexico

  •
  Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different ore zones, seven of which contain proven and probable reserves.

  •
  The West mine has a current estimated productive capacity to produce approximately 420,000 tons of red potash compactor feed annually. Potash produced from our West mine is shipped to the North facility for compaction.

  •
  The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular-sized product and standard-sized product.

  •
  The East mine has a current estimated productive capacity to produce approximately 250,000 tons of white potash and approximately 200,000 tons of langbeinite annually. Our productive capacity is impacted by the East's mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative mixture of ore grade of sylvite and langbeinite drive the productive capacity of our facility.

Moab, Utah

  •
  Potash ore at Moab is mined from two ore zones: the original mine workings in Potash 5 that were converted to a solution mine and the horizontal caverns in Potash 9.

  •
  The Moab mine has a current estimated productive capacity to produce approximately 100,000 tons of potash annually.

Wendover, Utah

  •
  Potash at Wendover is produced primarily from brine containing salt, potash and magnesium chloride that is collected in ditches from the shallow aquifers of the Bonneville Salt Flats. These materials are also collected from a deeper aquifer by means of deep brine wells.

  •
  The Wendover facility has a current estimated productive capacity to produce approximately 100,000 tons of potash annually.

Our Development Assets

        We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region. We also own two idled mines in or near Carlsbad—the HB Solar Solution mine and a mine at the North facility which we refer to as the North mine.

HB Solar Solution mine

  •
  The HB Solar Solution mine is an idled conventional underground potash mine that we are in the process of reopening as a solution mine. Assuming favorable market conditions and receipt of all necessary permits and approvals, we believe the reopening of the HB Solar Solution mine project has the potential, when fully operational, assuming an average evaporation year, to ultimately add up to 150,000 to 200,000 tons of additional low-cost potash production annually.

North mine

  •
  The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and outdated, inefficient mineral processing facilities. Although most of the unused mining and processing equipment has been removed, the mine shafts remain open. Part of the North mine surface plant is still active as this is where we granulate, store, and ship potash produced at the West mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, including mine permits, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the North mine and its mineralized deposits of potash.

Production of Our Primary Products (000's of product tons)

        One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility.

The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2010, 2009, and 2008.

	Year ended December 31,
	2010			2009			2008
	Ore Production	Mill Feed Grade(1)	Finished Product	Ore Production	Mill Feed Grade(1)	Finished Product	Ore Production	Mill Feed Grade(1)	Finished Product
Muriate of Potash
Carlsbad West	2,538	11.0%	352	1,564	12.0%	219	2,547	12.8%	391
Carlsbad East	2,334	9.9%	212	1,947	8.0%	150	2,239	9.2%	247
Moab	484	15.2%	100	427	14.1%	75	490	15.5%	97
Wendover	332	19.5%	63	297	19.0%	60	456	18.6%	101

	5,688		727	4,235		504	5,732		836

Langbeinite Carlsbad East(2)	2,334	5.6%	159	1,947	6.5%	192	2,239	6.1%	197

Total Primary Products			886			696			1,033

(1)
Mill feed grade is shown as a percent of K2O.

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

        The following table summarizes production of by-products at each of our facilities for each of the years ended December 31, 2010, 2009, and 2008.

Production of Our By-Products (000's of tons)

	Year ended December 31,
	2010	2009	2008
	Finished Product	Finished Product	Finished Product
Salt
Moab	25	95	109
Wendover	47	70	41

	72	165	150

Magnesium Chloride
Wendover	212	191	195

Metal Recovery Salts
Wendover	1	1	9

Total By-Products	285	357	354

ITEM 3.    LEGAL PROCEEDINGS

        Protests of Pending Applications for Permits to Drill ("APDs").    As of December 31, 2010, Intrepid maintains protests against approximately 19 APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2006, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred on June 27 and 30, 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The de novo hearing before the OCC occurred on April 21-23, 2010. On October 7, 2010, the OCC entered an Order granting Fasken authority to drill its proposed well. On November 2, 2010, Intrepid appealed this Order to the First Judicial District Court for the State of New Mexico, County of Santa Fe, where the appeal remains pending. By Order of the First Judicial District Court, dated November 8, 2010, the OCC's Order granting Fasken authority to drill its proposed wells has been stayed pending the appeal of that Order.

        Other.    On March 20, 2009, a purported derivative lawsuit was filed in the U.S. District Court for the District of Colorado against each of the then current members of our Board of Directors, our former Chief Operating Officer, Patrick Avery, and against Intrepid as a nominal defendant. The action is styled Griggs v. Jornayvaz, et al., 09-cv-00629-PAB-KMT (D. Colo.). The complaint alleges breach of fiduciary duty and other state law claims. Plaintiffs seek an unspecified amount of monetary damages and other relief, including disgorgement of profits. On November 29, 2010, the U.S. District Court entered an Order granting the defendants' motion to dismiss and dismissing the action with prejudice. Plaintiffs did not appeal this Order.

        We are subject to claims and legal actions in the ordinary course of business. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE under the symbol IPI.

        The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2010
Quarter ended December 31, 2010	$37.65	$25.06
Quarter ended September 30, 2010	$28.79	$19.08
Quarter ended June 30, 2010	$30.59	$19.47
Quarter ended March 31, 2010	$34.20	$24.28
2009
Quarter ended December 31, 2009	$32.83	$21.00
Quarter ended September 30, 2009	$28.99	$21.20
Quarter ended June 30, 2009	$34.56	$17.87
Quarter ended March 31, 2009	$25.64	$13.99

Performance Graph—Comparison of Cumulative Return

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid's peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on April 22, 2008 (the date our common stock commenced trading on the NYSE), through December 31, 2010, assuming an initial investment of $100. While the initial public offering price of our common stock was $32.00 per share, the graph assumes the initial value of our common stock on April 22, 2008, was the closing sales price of $50.40 per share, as required for the preparation of the graph and following table. Data for the S&P 500 Index, the Dow Jones US Basic Materials Index, and the peer companies assume reinvestment of dividends.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
April 22, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2008	$41.21	$31.81	$65.65	$45.36
December 31, 2009	$57.88	$51.38	$81.04	$71.86
December 31, 2010	$73.99	$72.23	$91.40	$92.91

        The preceding information included under the caption "Performance Graph" is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Holders

        As of February 15, 2011, the estimated number of record holders of our common stock was approximately 112 based upon information provided by our transfer agent.

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

Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2010, through October 31, 2010	—	—	—	N/A
November 1, 2010, through November 30, 2010	—	—	—	N/A
December 1, 2010, through December 31, 2010	1,357	32.39	—	N/A

(1)
Represents shares of common stock delivered to Intrepid as payment of withholding taxes due upon the vesting of awards of restricted common stock held by Intrepid employees.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our historical selected financial and operating data for the periods indicated (in thousands, except share and per share data). The selected financial and operating data should be read together with the other information contained in this document, including "Item 1. Business," wherein the presentation below is described more fully, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which have not been included in this document.

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31,				Year ended December 31,
			April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
	2010	2009			2007	2006
Sales	$359,304	$301,803	$305,914	$109,420	$213,459	$152,709
Income from continuing operations	$45,285	$55,342	$98,173	$44,497	$29,684	$24,098
Income from continuing operations per share:
Basic	$0.60	$0.74	$1.31
Diluted	$0.60	$0.74	$1.31
Cash dividends declared and paid per common share	$—	$—	$—

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	December 31,
	2010	2009	2008	2007	2006
Total assets	$828,884	$768,990	$705,077	$146,727	$129,314
Total debt	$—	$—	$—	$101,355	$132,189

Supplemental Selected Financial Data:

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
					Year ended December 31,
	Year ended December 31,
			April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
	2010	2009			2007	2006
Net income	$45,285	$55,342	$98,173	$44,497	$29,684	$36,022
Weighted-average shares outstanding:
Basic	75,084,431	75,014,569	74,843,139
Diluted	75,154,251	75,042,050	74,988,292

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$76,133	$89,792	$116,573	$1,960	$286
Stockholders' members' equity (deficit)	$757,841	$709,222	$651,599	$10,397	$(31,458))

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the "Cautionary Note Regarding Forward-Looking Statements," that appears in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

        Unless expressly stated otherwise or the context otherwise requires, the terms "we," "our," "us," and "Intrepid" refer to Intrepid Potash, Inc. and its subsidiaries. References to "Mining" refer to Intrepid Mining LLC, our predecessor. Unless expressly stated otherwise or the context otherwise requires, references to "tons" in this Annual Report on Form 10-K refer to short tons. One short ton equals 2,000 pounds. One metric tonne, which many of our international competitors use, equals 1,000 kilograms or 2,205 pounds.

 Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of world potassium consumption and 9.3 percent of annual U.S. consumption. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfur and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.

        Our potash is marketed for sale into three primary markets; agricultural market as fertilizer, industrial market as a component in drilling and fracturing fluids for oil and gas wells, and animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky Mountains and the Permian Basin. We also have sales that go into the southeastern and eastern United States, but on a smaller scale. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.

        We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We are actively developing the HB Solar Solution mine, located adjacent to our existing producing assets near Carlsbad, New Mexico, which is an idled potash mine that we are in the process of reopening as a solution mine that will utilize solar evaporation techniques in the production of potash. We also have additional opportunities to develop mineralized deposits of potash in New Mexico which could include the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.

        Our asset base was built through the acquisition of the Moab operations in 2000, and then the Wendover and Carlsbad operations in 2004. We assembled these assets after observing that the Moab mine sold potash into the same geographic regions as the Carlsbad, New Mexico and Wendover, Utah mines. We recognized that acquiring assets in those areas could allow for consolidated marketing efforts and effect operating synergies. From the inception of Mining in January 2000 to December 31, 2010, we have made capital investments in these mines to improve their reliability and the efficiencies of the mining operations.

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

Presentation of Information

        The activity presented in all periods on or after April 25, 2008, is for Intrepid while all periods presented prior to April 25, 2008, relate to Mining as the predecessor entity. The results of operations data for the years ended December 31, 2010, and December 31, 2009, the period from April 25, 2008, through December 31, 2008, and the balance sheet data as of December 31, 2010, and 2009, presented herein, were derived from the consolidated financial results of Intrepid. The results of operations data for the period from January 1, 2008, through April 24, 2008 (the predecessor period), presented herein, were derived from the historical financial statements of Mining. The financial statements for the predecessor period give effect to identified revenues, estimated expenses, discrete events, substantiation of assets and liabilities and other methods management considered to provide a reasonable reflection of the results for such period. The historical financial data of Mining may not be indicative of Intrepid's future performance nor will such data reflect what its results of operations would have been had it operated as an independent, publicly-traded company during the historical periods presented.

        Pro forma consolidated results of operations data for 2008 is presented and discussed within this management's discussion and analysis to provide meaningful information for comparison purposes. Analytical information for non-comparative periods will be discussed and analyzed where meaningful information is deemed to exist and will be presented in the position of greatest prominence. We will also provide comparative analytical discussion about comparative periods on a pro forma basis consistent with the form and content standards set forth in Article 11-02(b) of Regulation S-X under the Securities Exchange Act of 1934, as amended. The pro forma adjustments relate to expense associated with stock compensation expense, adjustments to reduce interest expense resulting from the repayment of debt, income taxes provided at the statutory rate for the periods related to Mining since it was a limited liability company plus the aggregate impact of pro forma adjustments, and for any adjustments associated with weighted average common shares used in the calculation of both basic and diluted earnings per share. Because the same assets were utilized in Mining and Intrepid before and after Intrepid's IPO and since there was no material activity in Intrepid from its formation in November 2007 until the closing of the IPO on April 25, 2008, there are no adjustments necessary to the production or sales results of the periods related to Mining in order to create a comparative presentation involving 2008. Because of this, discussion of comparative operating statistics is unaffected, and the actual historical results of the successor and predecessor periods are presented. Refer to Unaudited Pro Forma Financial Information in Part IV, Item 15 of this report for additional information regarding our pro forma financial information and adjustments.

Recent Events and Market Trends

        Our 2010 net income was $45.3 million, or $0.60 per share with cash flows from operations of $123.3 million. We had capital investments of $92.5 million in 2010 and ended the year with $143.0 million of cash and investments with no debt outstanding. Our production volumes of potash and Trio® increased to a combined 886,000 tons in 2010 from 696,000 in 2009 as we increased production towards full operating levels throughout 2010.

        During 2010, we experienced improved sales volumes with potash sales of 810,000 tons and Trio® sales of 204,000 tons. We saw a return in agricultural demand to more historically normal levels compared to the lower demand we experienced in the fall of 2008 and through most of 2009. The demand for fertilizer began to recover in late 2009 and continued in 2010 with increases in sales volumes for the spring application season and the fall planting season compared to those that occurred in 2009.

        The fall of 2010 resulted in strong demand for fertilizer as a result of much of the fall harvest occurring on time or early combined with a prolonged open window of good weather that allowed applications of fertilizer to continue well into December of 2010. Coupled with the strong demand were low inventory levels of potash in distributor channels throughout 2010 as distributors were purposely carrying less inventory than in 2009 to avoid the inventory price risk associated with holding inventory. In addition, crop prices have moved up significantly during the second half of 2010 due to increased demand for grains worldwide as well as downward revisions in crop yields by the United States Department of Agriculture ("USDA") resulting in predictions of decreased world grain stocks from 198.2 million metric tons for 2010 to 158.8 million metric tons for 2011. Potash prices began to climb in late September through the fourth quarter of 2010 as a result of the higher demand levels throughout the fall, the low inventory levels of potash available in the U.S. distribution channels and the overall strength of crop prices across a spectrum of commodities. We also believe farmers became concerned about the risk of yield losses resulting from large cuts in fertilizer applications during the prior two growing seasons and therefore attempted to replace the nutrients removed from the soil. Current crop economics suggest that farmers are economically motivated to add incremental marginal production and acreage, requiring application of additional nutrients, in order to meet crop expectations.

        The near-term outlook at the potash producer level appears to be constructive based on several factors, including (1) declines in stock-to-use ratios of grains in the U.S. and the world, which has driven an increase in grain commodity prices; (2) the profitability outlook for farmers across different commodity types; (3) the low chance of price shocks from nitrogen which can be attributed to the relatively flat natural gas forward curve; and (4) dealers and distributors focusing on maintaining adequate product levels to satisfy farmer demand. Estimated global ending stock-to-use ratios for corn are at levels not seen in 37 years while estimated ending stock-to-use ratios for soybeans in the United States are at levels not seen since the mid 1960's. As such, we anticipate a return to the normal fertilizer application levels experienced prior to the fall of 2008. We also note the price of potash is currently low relative to nitrogen and phosphate fertilizers, while crop prices are at levels favorable to balanced fertilization application.

        Industrial demand for our standard-sized potash increased in 2010 over 2009, as we sold 19 percent more in industrial sales volumes compared to a year ago. However, demand for our standard sized product remains below the levels experienced during 2007 and 2008 due to continued relatively lower levels of oil and gas drilling in the geographic markets served by our mines, in particular, in the Rocky Mountain Region that is served by our Utah facilities. In addition, some drillers have switched to alternatives to standard-sized potash or have attempted to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs. We believe that potash is the most effective clay inhibitor available, and we are promoting potash as the drilling fluid additive of choice in our traditional industrial markets and working with our key customers to find ways to stimulate demand. The market for the industrial standard-sized potash used in fracture fluids is somewhat regional, and we have experienced differences in demand for our product with respect to the markets served by our Carlsbad operations and our Utah operations. Our Carlsbad operations, which predominately serve Texas, Oklahoma, Louisiana, and New Mexico, have experienced higher sales in comparison to the level of sales of standard-size potash from our Utah operations. The relatively lower natural gas prices in the Rocky Mountain region have resulted in a decrease of approximately 30 percent from the high in 2008 of the number of rigs drilling for oil and gas in the Colorado, Utah, and Wyoming areas, which, in turn, has resulted in a lower volume of sales of standard-sized potash relative to 2007 and 2008. Consequently, we have experienced an accumulation of standard-sized potash inventory at our Utah facilities. We have addressed the accumulation of the standard-sized potash in our Utah facilities, and have increased our marketing flexibility, by successfully completing the construction of a new compactor at our Moab facility with the capacity to granulate product in excess of our annual productive capacity. In addition, we have plans to install a new compactor at our Wendover facility that will allow us to granulate all of the product produced at Wendover, beginning in 2012.

        We expect that industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activity. In addition to the effect of lower rig counts, we also experienced more robust competition from Canadian producers in the standard-sized potash market in the U.S. during 2010, which we believe was a result of the Canadian producers selling less product into the international markets where they have typically sold the majority of their standard-sized product.

        The new compactor at Moab is designed to provide granular-sized capacity in excess of our anticipated production levels, allowing us to modify our production mix of granular-sized and standard-sized potash, as needed, to meet demand in the agricultural, industrial, and feed markets that we serve. The new Moab compactor was placed into service in December 2010 with full compaction capabilities beginning in 2011.

        The feed component of our sales stayed relatively flat from year to year, however the percentage of our overall sales into this market declined in 2010 relative to other markets, as a result of stronger sales into the agricultural market. The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the year ended December 31, 2010	82%	11%	7%
For the year ended December 31, 2009	69%	18%	13%
For the period from April 25, 2008 through December 31, 2008	62%	30%	8%
For the period from January 1, 2008 through April 24, 2008	63%	29%	8%

        As a result of both supply and demand trends in the general market for potash, as well as crop prices trending upwards, including prices for corn, soy beans, rice, potatoes, hay cotton, barley, sugar beets and virtually all agricultural commodities, potash prices increased during the last quarter of 2010. Over the long-term, we believe that domestic consumption of fertilizers will remain at historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 8 percent through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other economic factors.

        Demand for Trio® continues to be robust and we expect that granular-sized Trio® sales demand will exceed our production capabilities for the next few quarters, resulting in the need to sell our granular-sized product on an allocated basis. We began activities in contemplation of construction on our Langbeinite Recovery Improvement Project in the fourth quarter of 2010. This project is designed to increase our recoveries of langbeinite from the current design recovery rates of approximately 30-35 percent to approximately 50 percent and at the same time, reduce our freshwater usage in the production of Trio®. Subject to obtaining all required governmental permits and approvals, we also expect to add a granulization plant as part of our Langbeinite Recovery Improvement Project. This plant will produce a prilled or granular-sized particle that will supplement our granular-sized production capacity resulting in our ability to increase our granular-sized product capacity of Trio® to handle all of our anticipated production. In July 2010, there was significant rainfall that led to our voluntarily shutting down our langbeinite processing facility to reduce process water generation. Since that time and in conjunction with certain plant modifications that were made in preparation for the construction of the Langbeinite Recovery Improvement Project, we have experienced lower recovery rates, at the 20 to 25 percent range, than we had been achieving earlier in 2010. We are continuing to work on restoring recovery rates to more typical levels ahead of the completion of our Langbeinite Recovery Improvement Project as the demand for granular-sized Trio® remains strong. If we are unable to increase our recoveries to more typical levels, we will have less Trio® product to sell which will have a negative effect on our revenues.

  Selected Operations Data

        The following table presents selected operations data for the periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below and is calculated by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Costs associated with abnormal production are excluded from the following analysis.

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008		January 1, 2008 through April 24, 2008	Combined Year ended December 31, 2008
Production volume (in thousands of tons):
Potash	727	504	556		280	836

Langbeinite	159	192	123		74	197

Sales volume (in thousands of tons):
Potash	810	440	455		269	724

Trio®	204	149	100		107	207

Gross sales (in thousands):
Potash	$312,088	$250,887	$274,239		$88,465	$362,704
Trio®	47,216	50,916	31,675		20,955	52,630

Total	359,304	301,803	305,914		109,420	415,334
Freight costs (in thousands):
Potash	18,021	13,059	5,069		5,248	10,317
Trio®	11,730	8,410	5,711		7,111	12,822

Total	29,751	21,469	10,780		12,359	23,139
Net sales (in thousands):
Potash	294,067	237,828	269,170		83,217	352,387
Trio®	35,486	42,506	25,964		13,844	39,808

Total	$329,553	$280,334	$295,134		$97,061	$392,195

Potash statistics (per ton):
Average net realized sales price	$363	$541	$591		$309	$486
Cash operating cost of goods sold, net of by-product credits(1) (exclusive of items shown separately below)	184	196	177		125	158
Depreciation, depletion, and amortization	26	18	7	(2)	8	7
Royalties	13	20	20		10	16

Total potash cost of goods sold	$223	$234	$204		$143	$181

Warehousing and handling costs	11	14	10		6	8

Average potash gross margin (exclusive of costs associated with abnormal production)	$129	$293	$377		$160	$297

Trio® statistics (per ton):
Average net realized sales price	$174	$286	$259		$130	$192
Cash operating cost of goods sold (exclusive of items shown separately below)	127	141	86		77	82
Depreciation, depletion, and amortization	17	13	12		10	11
Royalties	9	14	13		7	10

Total Trio® cost of goods sold	$153	$168	$111		$94	$103

Warehousing and handling costs	10	15	12		6	10

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$11	$103	$136		$30	$79

(1)
On a per ton basis, by-product credits were $8, $17, and $12 for the years ended December 31, 2010, 2009, and 2008, respectively. By-product credits were $6.4 million, $7.4 million, and $8.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Operating Highlights

        Income before income taxes for the years ended December 31, 2010, and 2009, was $75.0 million and $92.2 million, respectively. The decrease in the comparable periods resulted from a lower average net realized sales price per ton of both potash and Trio® in 2010 compared to 2009. We sold 810,000 tons and 204,000 tons of potash and Trio®, respectively, in the year ended December 31, 2010, as compared to 440,000 and 149,000 tons in the year ended December 31, 2009. The fertilizer applications in the spring of 2010 were quite strong compared to prior year application levels as the overall agricultural sector recovered and returned to more historically normal activity levels and fertilizer prices decreased from relatively higher levels in previous years. Commodity prices increased during the second half of 2010 from the levels experienced in 2009 and overall demand for granular-sized potash and Trio® remained strong. As a result, we realized an 84 percent increase in potash sales volumes from 2009 to 2010. The fall application season in 2010 was particularly strong compared to 2009 due to a prolonged open window of good weather that allowed farmers to harvest and begin preparations for the spring planting season. Standard-sized potash sales volumes in the year ended December 31, 2010, also increased by approximately 30 percent from sales volumes for the year ended December 31, 2009, particularly from our Carlsbad, New Mexico operations, as oil and gas drilling activity rebounded from the lows experienced in 2009 in the Texas, Oklahoma and Louisiana region. The 37 percent increase in Trio® sales volumes was driven largely by a continued strength in domestic sales of inventory carried into 2010 from 2009 and 2010 production, combined with shipments to fulfill export demand for our standard-sized product.

        Our average net realized sales price of potash was $363 per ton in the year ended December 31, 2010, as compared to $541 per ton in the year ended December 31, 2009. The decrease in our average net realized sales price was the result of price reductions we took to remain competitive with the larger Canadian producers that produce the majority of the potash sold in the United States. Our pricing was impacted by the actions of our international competitors following their new contract settlements at lower prices into larger potash consuming countries, such as China, India and Brazil. Including costs associated with abnormal production, our average potash gross margin as a percentage of net sales was reduced to 35 percent for the year ended December 31, 2010, as compared to 45 percent in the year ended December 31, 2009, and was largely attributable to the lower average net realized sales price.

        Our production volume of potash in the year ended December 31, 2010, was 727,000 tons, or 223,000 tons more than in 2009. Our production was lower in 2009 primarily due to actions we took to slow production in response to lower market demand and to manage our inventory. During the first quarter of 2009, we shut down the West and East production facilities for two weeks each and operated during much of 2009 at less than capacity with fewer shifts, particularly at our West mine. As demand increased through the fourth quarter of 2009 and into 2010, we increased staffing levels of mining and plant personnel at our Carlsbad facilities and following the hiring and training periods, we now have the staffing of the hourly mine and plant staff at levels which allowed us to increase production rates throughout 2010.

        We realized a decrease in the net realized sales price per ton of Trio® from $286 per ton in 2009 to $174 per ton in 2010, primarily due to the overall decrease in potash prices, which similarly affect our Trio® pricing. The downward trend began to reverse itself in the fourth quarter of 2010 as we increased our pricing of granular-sized Trio® to $246 per ton effective October 15, 2010, together with a greater than historical average percentage of our Trio® sales being granular-sized domestic sales, resulting in a net realized sales price for Trio® in the fourth quarter of 2010 of $222 per ton. In February 2011, we increased the posted price of granular-sized Trio® to $256 per ton. As demand for Trio® has resulted in us selling granular-sized product on an allocated basis, we expect to begin realizing the benefit of this price increase for our granular-sized Trio® product almost immediately, yet our average net realized price will be affected by competitive pricing by our primary competitor and the sales of standard product in to the export market. Our cash operating cost of goods sold for Trio®, net of by-product credits, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, decreased $14 per ton in 2010 relative to 2009. Total cost of goods and cash operating cost of goods sold, net of by-product credits, for potash and for Trio® can be found in the "Selected Operations Data" tables above. As we produce both potash and Trio® from our East mine, we allocate costs between potash and Trio®. As the tons of Trio® produced from the East mine decreased in 2010 and the tons of potash from the East mine increased, our costs allocated per ton of Trio® decreased during 2010. In 2009, we directly expensed $0.8 million of costs related to abnormal production for Trio®.

        Our production volume of Trio® in the year ended December 31, 2010, was 159,000 tons, or 33,000 tons less than in 2009. Our production was primarily lower in 2010 due to lower recoveries which were specifically impacted by the shutdowns we experienced due to unusually heavy rainfall in the third quarter of 2010 and lower ore grade in 2010 relative to 2009, as well as lower overall recovery percentages in the second half of 2010. Ore grade and, to a lesser extent, recoveries are variable items and will cause production differences from time to time, as they are a normal part of operations.

        Further, in the first quarter of 2010, we directly expensed $0.5 million of costs related to abnormal production for potash, thus our cash operating cost of goods sold, net of by-product credits, for potash was $184 per ton. The annual result compares to cash operating cost of goods sold, net of by-product credits, for potash of $196 per ton, and the expensing of $20.7 million of costs related to abnormal production for potash in 2009.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred only on a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator as it conveys the sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and then determine which of our production facilities can be utilized to fill these needs by considering which facility can produce and deliver the product to the customer to realize the highest net realized sales price to Intrepid.

        During 2010, we sold more granular-sized tons then we produced and exited the year with our granular-sized inventories at low levels as we responded to strong demand for this product. As we are anticipating strong demand for our granular-sized product, we are running our granulation facilities at full capacity at all of our facilities to meet existing orders and to prepare for the coming spring season. The forward commodity markets for crops has remained strong, at least through the next crop cycle, which should support a continuation of strong demand in the spring of 2011. In order to service this strength in the granular-sized agricultural market, we placed a new compactor in service at our Moab facility in December 2010, which will provide us additional compaction capacity in 2011 and beyond. Part of our operating strategy is to have as much flexibility in the specification of product we produce in response to changing market demands. We are also planning to increase compaction capacity at our Wendover and North facilities. We expect the increase at our Wendover facility to begin in 2012 and the increase at our North facility to begin in 2013.

        The volume of product we sell is determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward managing inventory levels in the near term while ensuring that our balance sheet remains strong. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance. We performed annual turnaround maintenance at our Carlsbad facilities in the third quarter, including work performed at our East facility, which extended approximately 10 days into the fourth quarter this year. The timing and duration of the work performed at the East facility were a result of scheduled maintenance requirements and the need to perform certain tasks in anticipation of beginning construction of our Langbeinite Recovery Improvement Project as well as making significant upgrades to our electrical systems and repairs to our compaction equipment. As a result of this maintenance work, we were able to increase production of granular-sized potash at our East facility beginning in the fourth quarter of 2010.

        Our profitability is directly linked to the sales price of our product, our production rates and the resulting production costs of our products. The production costs are impacted by production rates and, to a lesser extent, the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our current operating strategy is to run our mining operations and plants at normal operating rates and therefore maintain the lower per unit production costs while at the same time focusing attention on granular-sized capacity. Our sales strategy is to seek to maximize our price by selling tonnage into markets near our facilities in New Mexico and Utah, while at the same time selling a material amount of product into markets further from our facilities. Because of the location of our assets and the regional markets we serve, we see different market prices throughout the United States and actively manage our sales to take advantage of the pricing available in different regions.

        We have a significant amount of standard-size potash inventory at our Moab facility, which we intend to convert to granular-sized potash during 2011. We expect to place in service a new compactor at our Wendover facility as well as additional warehouse capacity, which will allow us to increase production at that facility in 2012 and to compact standard-size product into granular-size product to meet market demands. Until that project at Wendover is completed or we develop a market for more standard-sized product sales, we anticipate Wendover operating rates that are lower than productive capacity, but within normal ranges.

        Domestic pricing of our products is influenced by, among other things, the pricing established by the Canadian producers and other large world producers, the interaction of global supply and demand of potash, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. As demand for granular-sized potash is currently exceeding production, we were able to increase the posted price for our red granular-sized potash several times during the fourth quarter of 2010. We expect the full impact of potash price increases to be realized approximately three months after the effective date as we typically have amounts of product already ordered at the time we announce a price increase. With the strengthening of the commodity prices and the overall health of the agricultural sector, we increased our pricing of granular-sized potash to $485 per ton in the fourth quarter of 2010. This increase aided in reversing the downward trend of potash pricing we experienced in the first three quarters of the year and resulted in our average net realized sales price per ton of $386 per ton in the fourth quarter, an increase over the $343 per ton realized in the third quarter of 2010. Our average net realized sales price per ton historically has been less than our posted price due to a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market. We believe we have returned to more normalized demand for potash.

        To some degree, we consider international prices in determining the prices at which we sell our products. Generally, we have benefited from the weakening U.S. dollar in prior periods. The potential impact of a weaker U.S. dollar is that Canadian suppliers may adjust their sales price in U.S. dollars upward in order to retain their local currency equivalent sales price, potentially allowing for increases in the average net realized sales prices we can obtain for our products. Mitigating the impact of a weaker U.S. dollar is the fact that our sales and costs are denominated in U.S. dollars; therefore, the change in the value of the U.S. dollar against other currencies has less of an effect on us compared to our competitors. The strengthening we are seeing in pricing more recently, however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability to farmers at today's commodity prices. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2010 and 2009 and the recent reversal of the downward trend we have experienced over the last two years.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2010	$386	$222
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167
December 31, 2009	$408	$190
September 30, 2009	$458	$246
June 30, 2009	$674	$338
March 31, 2009	$727	$330

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under authoritative generally accepted accounting principles in the United States ("GAAP") with respect to inventory costing. In the first quarter of 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. There was no such adjustment made in the remaining quarters of 2010 as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter.

  Cost of Goods Sold

        Our cost of goods sold reflects the transfer from inventory of the accumulated costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and chemicals that are variable, which make up approximately 20 percent of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory levels. Inventory levels are a function of previous period ending inventories, production rates, and sales levels. From a total dollar level in 2010, we have seen an increase in both our overall production costs and our cost of goods sold compared to 2009. However, as the production rates from our mines returned to higher levels in 2010 as compared to 2009, our per unit costs decreased. This was particularly true in the fourth quarter as the Carlsbad facility had strong production results, driving down our per unit costs. The dollar value increase in production costs were driven principally by the increased operating rates of our mines and mills in 2010 as compared to 2009. Increased production volumes resulted in higher labor costs, natural gas costs and chemicals. The increase in cost of goods sold is a reflection of the increase in sales volumes in 2010, compared to 2009, as well as the resulting lower inventory levels in 2010, when compared to 2009.

        We have also been experiencing a decrease in the mill feed grade ("ore grade") at our West mine over the last several years. In 2009, we began increased mine development work for the West mine, which results in lower delivered ore grade as we build the mine's capacity for future years. Mine development work at our mines is part of our overall mine planning and is a continuous activity. We expect to be in a heavier development phase for the next few years with our development work, particularly at our West mine and to a lesser extent at our East mine. We expect our development work to be higher in 2011 compared to the level of mine development work performed in 2010. To date, we have been able to largely offset the decreased ore grade and maintain production levels at our West mine by adding new mining panels, improving hoisting capacity, and adding the underground storage and reclaim system. Each of these projects has contributed to increasing our mining and hoisting rates during 2010 as the projects went into full operation at the beginning of 2010.

        The East mine contains a mixed ore body, and the ore grade of K2O for the combination of muriate of potash and langbeinite has been 15.5 percent, 14.5 percent and 15.3 percent in 2010, 2009 and 2008, respectively. The mix of ore from our East mine between muriate of potash and langbeinite also will impact the amount of product tons of potash and langbeinite ultimately produced from the facility.

        Our production costs per ton are also impacted when our production levels change, such as for annual maintenance turnarounds, mine development, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries.

        Considering the effects of the direct expensing of costs associated with abnormally low production rates in 2010 and 2009, cash operating cost of goods sold, net of by-product credits, per ton of potash decreased $12 in 2010 relative to 2009. Our cash operating cost of goods sold per ton of potash, net of $8 per ton of by-product credits, was $184 per ton in the year ended December 31, 2010, compared to $196 per ton, net of $17 per ton of by-product credits, in 2009. Our lower cash operating cost of goods sold per ton during 2010 resulted primarily from higher operating efficiencies.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the years ended December 31, 2010, and December 31, 2009, the period from April 25, 2008, through December 31, 2008, and the period from January 1, 2008, through April 24, 2008, our royalty rate was 3.8 percent, 3.9 percent, 3.5 percent and 3.5 percent, respectively. We expect that future average rates will be relatively consistent with these rates.

  Income Taxes

        We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income, where as our predecessor entity, Mining, was a limited liability company, which was not directly liable for the payment of federal or state income taxes. For the years ended December 31, 2010, and December 31, 2009 and the period April 25, 2008, through December 31, 2008, our effective income tax rate was 39.6 percent, 40.0 percent and 37.8 percent, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period including the benefit associated with the estimated effect of the domestic production activities deduction.

        The tax basis of the assets and liabilities transferred to us pursuant to the Exchange Agreement was, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the Formation Transactions. Therefore, the tax basis in the assets and liabilities transferred to us is significantly higher than the book basis in the same assets and liabilities. The basis difference between book and tax generated a net deferred tax asset for us immediately following the transaction. The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital. The majority of our deferred tax asset has been assigned to mineral properties, and the anticipated use of percentage depletion to reduce our taxable income, relative to book income, is expected to provide full realization of this asset over time. As of December 31, 2010, the net deferred tax asset has been reduced to approximately $269.6 million through its utilization. We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no valuation allowance is necessary. We base this conclusion on the expectation that future taxable income should allow us to fully realize these deferred tax assets.

        On September 27, 2010, the Small Business Jobs Act of 2010 was enacted and, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 became law. Each of these laws provides for additional tax depreciation (i.e. "bonus depreciation") for qualifying property in the year the asset is placed in service. The combination of these laws provides for 50 percent bonus depreciation on qualifying assets placed in service after December 31, 2009, through September 8, 2010; and 100 percent bonus depreciation on qualifying assets placed in service after September 8, 2010, through December 31, 2011. The impact of these changes in tax depreciation is significant contributions to a reduction of our current tax provision and an increase of our deferred tax provision for 2010.

        For the year ended December 31, 2010, the total tax expense was $29.8 million. Total tax expense for the year ended December 31, 2010, was comprised of $0.9 million of current income tax benefit and $30.7 million of deferred income tax expense. For the year ended December 31, 2009, the total tax expense was $36.9 million. For 2009, total tax expense was comprised of $7.8 million of current income tax expense and $29.1 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.

        We are required to evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our allocation and apportionment of income among the states for income tax purposes. These changes in allocations and apportionment will result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.

        A decrease of our blended state tax rate decreases the value of our deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in our blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in our deferred tax benefit. Because of the magnitude of the temporary differences between book and tax bases in our assets, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.

Outlook for 2011

        The potash market has stabilized markedly compared to the volatility the industry experienced in 2008 and 2009. The price of corn has increased significantly for front month delivery contracts over the past several months, increasing confidence that farmers should have the economic resources to replace the nutrients drawn from the soil. In addition, the overall commodity markets for grains, sugar, cotton and other commodities have significantly improved since the end of June 2010. There is also a much more stable environment for cattle and hog prices as the impact of herd liquidations has resulted in smaller herd sizes. This overall strengthening of commodity prices has afforded an opportunity for farmer economics to improve significantly which should benefit potash producers in the form of solid demand and prices.

        The stronger potash market that emerged in 2010 has allowed producers to bring back production capacity that was idled in 2008 and 2009. Spring 2010 fertilizer demand was indicative of the historical market in North America and the summer slow-down was also in line with historical norms. We expect 2011 potash demand to be in line with historical norms through the spring and fall seasons as the economics to the farmer are expected to remain favorable. The pricing outlook will be much more dependent upon the decisions made by the Canadian producers as they supply such a significant portion of the demand in the United States. We believe that our strong balance sheet and the strong market conditions for potash will enable us to develop our strategic capital projects designed to increase production and to execute our marketing strategy to maximize margin on the potash and Trio® that we sell.

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by our insurance policies at replacement value, less a $1 million deductible. Through December 31, 2010, we had received $34.1 million of insurance settlement payments on the related claims, of which $11.7 million of this amount has been recorded as "deferred insurance proceeds" on the balance sheet at December 31, 2010, pending the insurer's final agreement to the related claims. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements from property and business losses" in 2008 and prior periods, as they represented final settlements with the insurer. In February 2011, we reached a final settlement in principle with the insurer related to this claim and, subject to the parties finalizing a written agreement memorializing the settlement, we expect to recognize in income the deferred insurance proceeds amount in 2011.

Potash Prices

        The price for potash has been and will continue to be the most significant driver of profitability for our business. As discussed earlier, prices had contracted from 2008 and 2009 levels, and the $363 per ton average net realized sales price in 2010 for potash was affected by overall market demand and our response to competitive pricing by our competitors. Our average net realized sales price increased in the fourth quarter of 2010 compared to the third quarter in response to strong demand and favorable commodity prices for corn and other crops. We announced several price increases for red granular-sized potash during the fourth quarter of 2010, with our current price quoted at $485 per ton effective November 1, 2010. We expect the November 2010 price increase to be fully realized by the end of the first quarter of 2011.

        Other factors that may impact pricing for 2011 include the amount and price at which China will continue buying potash during 2011, fertilizer subsidy policy developments in India, how much demand will be satisfied at current prices, and whether increases in crop prices and other crop nutrients can be sustained. The current increase in demand has allowed us to sell down our granular-sized inventories to historically normal levels for this time of year, putting us into a situation where our sales will be limited to productive capacity for the spring season.

        We continue to have demand for our granular-sized Trio® in excess of our productive capacity as the demand for this product remains strong. Trio® prices tend to move in relationship to potash. We expect that the continued demand for this product and the improving agronomic understanding of the benefits of the magnesium and sulfur will provide an opportunity to continue to price this product based on the value to the farmer.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long-term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, and increase productivity and recoveries in order to decrease per ton production costs. This focus on continuing to enhance the operational reliability of our production is particularly directed at our Carlsbad facilities with production efficiency, instrumentation, and debottlenecking projects. Our total capital investment in 2010 was $92.5 million, including investment related to our Langbeinite Recovery Improvement Project, compaction capability at our Moab facility, product storage capacity at our East facility, development of new mining panels, upgrades to and replacement of underground equipment and improvement of our infrastructure. We anticipate that the bonus depreciation tax laws effective for 2011 may increase the demand for construction services, materials and equipment; we are moving to secure services as appropriate. In 2011, we plan to continue executing our capital strategy that is focused on additional granulation capacity, additional mining capacity, and recovery improvement projects. As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In 2010, our capital projects were funded from current operating cash flows.

        In the fourth quarter of 2010, we began activities in contemplation of construction for our Langbeinite Recovery Improvement Project, which is designed to increase our recoveries of Trio® from the langbeinite ore. As part of this project, we plan to build a plant that will provide us the flexibility and capacity to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the granular-sized market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. We expect completion and operation of the project by the end of 2011 assuming timely receipt of all required governmental permits and approvals. The total capital investment for this project is expected to be between $85 and $90 million, of which $19.3 million has been invested as of December 31, 2010. We are committed to the expansion of our langbeinite production and to increasing our marketing efforts to educate farmers about the agronomic benefits of Trio®.

        We continue to prepare for construction of the HB Solar Solution mine, a project to develop and build a solution mine combined with solar evaporation ponds. Project cost estimates remain in the range of $120 and $130 million, of which $26.7 million has been invested to date. We expect to invest the bulk of this capital after we receive all of the necessary approvals and permits from the state and federal regulatory agencies. In July 2010, a ground water discharge permit for the HB Solar Solution mine was approved by the New Mexico Environment Department ("NMED"), which represented the achievement of an important regulatory milestone. The EIS review being undertaken by the Bureau of Land Management ("BLM") is continuing to progress. Based on the schedule provided to us by the BLM's consultant, we currently anticipate that the Record of Decision from the EIS process will be completed in the first quarter of 2012. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly and first production should result approximately 18 months later, with ramp up to full production expected in the succeeding year, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.

        Total capital investment in 2011 is estimated to be between $140 and $165 million. A breakdown of our capital investment plan includes approximately $40 to $44 million to replace assets needed to maintain production and complete compliance projects, $99 to $119 million to increase productive capacity as described more fully below, and $1 to $2 million to continue the replacement of the East facility warehouse. We expect our 2011 capital program to be funded out of cash flow and existing cash and investments.

        The following are a few of the projects that are slated for investment and/or completion in 2011 to improve the overall reliability of the operations, increase productive capacity and compaction capacity:

  •
  Our Langbeinite Recovery Improvement Project is a high priority project in 2011 due to the expected increase in langbeinite production and resulting lower average cash cost per product ton at the East facility. Of the total capital investment for the project, approximately $19.3 million has been invested to date and the balance is expected to be invested in 2011. The project schedule, which contemplates completion and commissioning in the fourth quarter of 2011, is highly dependent upon the timing of and our ability to obtain air quality permits from the NMED.

  •
  We plan to expand compaction capacity by installing a new compaction facility in Wendover so that we can granulate more of our standard-size production. This project will allow us to better adapt to market demand fluctuations for our standard-sized and granular-sized potash. The project investment is approximately $13 to $17 million. Assuming timely receipt of all necessary government permits and approvals, we expect to be able to increase granular capacity beginning in 2012.

  •
  We have also begun preliminary engineering related to the expansion of the compaction plant at our North mine. The total project investment is currently estimated at approximately $25 to $35 million with approximately $5 to $12 million to be expended in 2011. Assuming timely receipt of all necessary government permits and approvals, we expect to be able to increase granular capacity beginning in 2013.

  •
  We plan to add new equipment, including miners and conveyor systems, in order to develop new mine panels at each of our East and West mines near Carlsbad for a total investment of approximately $14 to $16 million in 2011.

  •
  We continue to implement digital control systems and increased instrumentation at our production facilities, particularly in Carlsbad. A combined capital investment of approximately $6 to $7 million is expected for these projects in 2011.

  •
  We intend to improve recoveries of potash at our Wendover facility through a series of mill modification projects. We expect to spend approximately $2 to $3 million on these projects during 2011 and expect the full benefit of these projects by 2012.

        All dollar amounts for future capital spending are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of December 31, 2010, we had cash, cash equivalents, and investments of $143.0 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $0.1 million in cash and $76.0 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for

$21.4 million and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $54.6 million. We had no losses on our cash and cash equivalents during the year ended December 31, 2010, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of December 31, 2010, we had $45.6 million and $21.3 million invested in short-term and long-term investments, respectively, comprised of certificates of deposit investments of $10.5 million, and corporate debt securities of $56.4 million.

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

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
	(In thousands)
Cash Flows from Operating Activities	$123,294	$81,064	$131,971	$26,011
Cash Flows from Investing Activities	$(136,284)	$(106,521)	$(67,961)	$(7,774)
Cash Flows from Financing Activities	$(669)	$(1,324)	$52,563	$(10,506)

Operating Activities

        Total cash provided by operating activities was $123.3 million for the year ended December 31, 2010, compared to $81.1 million for the year ended December 31, 2009. The $42.2 million increase in cash provided by operating activities in 2010 was due primarily to the sales of product early in the year in excess of our production rates which decreased product inventory balances into the spring of 2010, after which our sales of products largely matched production levels. We experienced more robust overall sales in 2010 as compared to 2009, which was a significant contributor to the higher operating cash flows. These changes were offset by lower net income when comparing 2010 to 2009. The lower net income and decreased product inventory are reflective of the continued business conditions in our industry, as producers are selling more product than in 2009, although at lower prices. For the year ended December 31, 2010, product inventories decreased $18.2 million compared to an increase of $13.8 million in 2009, due to increased demand for our products reflected in sales tons after the declines in application rates for much of 2009. Spare part inventory increased $4.3 million for the year ended December 31, 2010, compared to an increase of $2.0 million in 2009, as we bring new equipment into our operating facilities.

        There is no directly comparable period for an analysis of operating activities on a year-to-year basis for 2009 compared to 2008 due to the date of our IPO in April 2008. The discussion, therefore, will focus on significant trends in each historical period presented. Total cash provided by operating activities was $81.1 million for the year ended December 31, 2009, $132.0 million for the period from April 25, 2008, through December 31, 2008, and $26.0 million for the period from January 1, 2008, through April 24, 2008. The $76.9 million decrease in cash provided by operating activities in 2009 compared to the combined prior year periods for 2008 is due primarily to a decrease in net income because of lower sales and production volumes. The change in trade accounts receivable in 2009 relative to the same period in 2008 further contributed to the decrease in cash, as trade accounts receivable increased $4.1 million relative to a decrease of $8.1 million in the combined periods of 2008, due primarily to increased sales in the fourth quarter of 2009 when compared to a slowing of sales into the fourth quarter of 2008. These changes were partially offset by a lower increase in inventory relative to the same period of 2008. For the year ended December 31, 2009, inventories increased $15.8 million relative to an increase of $30.2 million in the combined prior year periods for 2008, reflecting the same set of events that impacted the change in trade accounts receivable, as more sales in the fourth quarter of 2009 relative to the fourth quarter of 2008 decreased inventory levels that had also been managed more closely throughout 2009.

Investing Activities

        Total cash used in investing activities was $136.3 million for the year ended December 31, 2010, compared to $106.5 million for the year ended December 31, 2009. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs was $88.4 million in 2010 compared to $101.4 million in 2009. For the year ended December 31, 2010, we invested excess cash in higher yielding corporate and government agency securities by purchasing $81.2 million of investments and received $31.7 million in proceeds from maturing investments. The maturity of these investments is expected to generally match the cash needs for our capital investments.

        Total cash used in investing activities was $106.5 million for the year ended December 31, 2009, compared to $75.8 million in the combined periods for the year ended December 31, 2008. The $75.8 million in cash used in investing activities for the year ended December 31, 2008, was comprised of $68.0 million for the period from April 25, 2008, through December 31, 2008, and $7.8 million for the period from January 1, 2008, through April 24, 2008. Cash invested in property, plant and equipment as well as mineral properties and development costs increased to $101.4 million in the year ended December 31, 2009, from $83.6 million in the same period of 2008, reflecting our continued efforts to upgrade and enhance the efficiency of our facilities. For the year ended December 31, 2009, we purchased a $17.3 million of certificate of deposit investments, net of maturities, in an effort to earn a higher return and liquidated $2.1 million in investments related to the bond sinking fund. For the years ended December 31, 2009, and 2008, we received $10.1 million and $7.0 million, respectively, of insurance settlements related to property damage, which we used toward the construction of warehousing facilities at the East mine.

Financing Activities

        For the year ended December 31, 2010, $0.8 million was paid by Intrepid for employees' minimum statutory tax withholdings upon the vesting of certain restricted common stock awards for employees who elected to net share settle their awards.

        Total cash used in financing activities was $1.3 million for the year ended December 31, 2009, compared to $42.1 million in cash provided by financing activities for the combined periods for the year ended December 31, 2008. The $42.1 million in cash provided by financing activities for the combined periods in 2008 was comprised of $52.6 million received during the period from April 25, 2008, through September 30, 2008, and $10.5 million used during the period from January 1, 2008, through April 24, 2008. For the year ended December 31, 2009, $1.3 million was paid by Intrepid for employees' minimum tax withholdings upon the vesting of certain restricted common stock awards for employees who elected to net share settle their awards. For the period from January 1, 2008, through April 24, 2008, the predecessor period, net proceeds from long-term debt totaled $4.5 million, and distributions to members of Mining totaled $15.0 million. This distribution had no net impact to Intrepid following the IPO, since Mining retained all of its cash balances at the time of the initial public offering. The distribution was paid out of cash on hand; no amounts were drawn against the senior credit facility to make this distribution. Net proceeds related to the IPO of $1.032 billion were received in the period from April 25, 2008, through December 31, 2008. Of the total cash received related to the IPO, $892.8 million was distributed to Mining, in connection with the Formation Transactions described previously, and debt of $86.9 million was repaid.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility was available for use as of December 31, 2010.

        Outstanding balances under the revolving credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded debt to our adjusted earnings before income taxes, depreciation and amortization; or (2) an alternative base rate. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio.

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (1) indebtedness; (2) the incurrence of liens; (3) investments and acquisitions; (4) mergers and the sale of assets; (5) guarantees; (6) distributions; and (7) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility on December 31, 2010.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the IPO, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts. Interest rates, however, have decreased, and the liability that we have under these derivative agreements has increased since the date of the IPO. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of December 31, 2010, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of December 31, 2010, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $26.1 million and 5.23 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of December 31, 2010, we had contractual obligations totaling $70.0 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	2011	2012	2013	2014	2015	More than 5 years
	(In thousands)
Operating lease obligations(1)	$19,442	$4,414	$3,177	$2,992	$2,702	$1,427	$4,730
Purchase commitments(2)	535	535	—	—	—	—	—
Natural gas purchase commitments(3)	4,876	4,876	—	—	—	—	—
Pension obligations(4)	1,013	169	169	169	169	169	168
Asset retirement obligation(5)	32,694	—	—	—	—	—	32,694
Minimum royalty payments(6)	11,433	457	457	457	457	457	9,148

Total	$69,993	$10,451	$3,803	$3,618	$3,328	$2,053	$46,740

(1)
Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)
Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index-dependent rates plus $0.02, estimated based on forward rates. Amounts are inclusive of estimated transportation costs and sales tax.

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

Off-Balance Sheet Arrangements

        As of December 31, 2010, we had no off-balance sheet arrangements aside from the operating leases described above under "Contractual Obligations" and bonding obligations described in the Notes of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Results of Operations for the Year ended December 31, 2010, and for the Year ended December 31, 2009

Net Sales and Freight Costs

        Net sales of potash increased $56.3 million, or 24 percent, from $237.8 million for the year ended December 31, 2009, to $294.1 million for the year ended December 31, 2010. This change was the result of an increase in sales volume of 84 percent offset by a decrease in the average net realized sales price of $178 per ton, or 33 percent. An increase in the demand for potash and Trio® resulted in a higher total volume of sales in 2010 compared to 2009 driven by stronger demand for granular-sized product sold into the agricultural market. As a result of the increased sales volumes in 2010, we sold the higher levels of inventories generated in 2009, including some of the higher cost inventory we had produced throughout 2009.

        Net sales of Trio® decreased $7.0 million, or 16 percent, from $42.5 million for the year ended December 31, 2009, to $35.5 million for the year ended December 31, 2010, due to a 39 percent decrease in the average net realized sales price offset by a 37 percent increase in the volume of sales driven largely by granular-sized demand.

        Freight costs increased $8.3 million, or 39 percent, for the year ended December 31, 2010, compared to the year ended December 31, 2009, due primarily to the significant increase in sales volume as well as increased movement of inventory to distribution warehouses. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Year ended December 31,
			Change between Periods
	2010	2009		% Change
Cost of goods sold (in millions)	$211.7	$127.8	$83.9	66%
Costs associated with abnormal production (in millions)	$0.5	$21.5	$(21.0)	(98)%
Cost per ton of potash sold(1)	$223	$234	$(11)	(5)%
Cost per ton of Trio® sold(2)	$153	$168	$(15)	(9)%

(1)
Per ton potash costs include $26 and $18 of depreciation, depletion, and amortization expense in 2010 and 2009, respectively.

(2)
Per ton Trio® costs include $17 and $13 of depreciation, depletion, and amortization expense in 2010 and 2009, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $11 per ton, or 5 percent, from $234 per ton for the year ended December 31, 2009, to $223 per ton for the year ended December 31, 2010. These per ton results are exclusive of approximately $0.5 million and $20.7 million of production costs for potash that were not absorbed into inventory in 2010 and 2009, respectively, due to the determination that our production rates were abnormally low for these periods. The per ton improvement reflects the fact that the higher operating rates of our facilities result in lower per ton costs as the fixed costs structure of the operations is spread over more produced tons. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in 2010 are the primary reason that cost of goods sold per ton declined relative to the comparable period in 2009.

        Total cost of goods sold of our Trio® decreased $15 per ton, or 9 percent, from $168 per ton for the year ended December 31, 2009, to $153 per ton for the year ended December 31, 2010. These per ton results are exclusive of approximately $0.8 million of production costs for Trio® that were not absorbed into inventory in 2009. A lower percentage of shared costs at our East mine were allocated to langbeinite in 2010 compared to the same period in the prior year because the ratio of potash to Trio® production increased, which contributed to the lower per ton costs as more costs were attributed to potash.

        Cost of goods sold increased $83.9 million, or 66 percent, from $127.8 million in the year ended December 31, 2009, to $211.7 million in the year ended December 31, 2010. The increase in the total expense was driven primarily by the higher volumes of potash and Trio® sold and an increase in production costs primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Production cost elements that changed materially during the year ended December 31, 2010, compared to the year ended December 31, 2009, included increases in labor, depreciation and natural gas costs.

        Labor and contract labor costs increased $11.2 million, or 23 percent, in 2010 due to increased labor following managed cut-backs in operating rates and maintenance projects during 2009. Depreciation increased $9.7 million, or 69 percent, in the year ended December 31, 2010, as a result of the capital investment in late 2009 and in 2010. Natural gas costs increased $3.9 million, or 60 percent, in the year ended December 31, 2010, due principally to higher market rates for this commodity. Higher market rates drove $2.8 million of the increase, and higher natural gas consumption at our East facility drove $1.1 million of the increase.

        Other changes in cost of goods sold followed from increased royalties, chemicals, operating supplies, rental costs, and benefits and employment taxes, as well as a reduction in by-product credits, partially offset by decreased insurance and maintenance spending, all as a result of higher operating rates than in 2009.

Selling and Administrative Expense

        Selling and administrative expenses increased $0.8 million in 2010 as compared to the same period in 2009. The change represents a three percent increase from $28.3 million for the year ended December 31, 2009, to $29.1 million for the year ended December 31, 2010. The increase largely related to higher stock compensation expense due to an increase in the number of stock options and restricted common stock granted during the year, as well as an increase in bonuses, salaries and benefits in 2010, partially offset by a reduction in professional services relative to the prior period.

Income Taxes

        Income taxes decreased by $7.1 million in 2010 as compared to the same period in 2009. Income taxes of $29.8 million were recognized in the year ended December 31, 2010, at an effective tax rate of 39.6 percent. Income taxes of $36.9 million were recognized in the year ended December 31, 2009, at an effective tax rate of 40.0 percent.

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

Net Sales and Freight Costs

        Net sales of potash decreased $114.6 million, or 33 percent, from $352.4 million for the year ended December 31, 2008, to $237.8 million for the year ended December 31, 2009. This decrease was the net result of an increase in the average net realized sales price of $55 per ton, or 11 percent, and a decrease in volume of 39 percent. Beginning in the fourth quarter of 2008 and continuing through 2009, there was a reduction in the demand for potash and Trio® that led to a lower total volume of sales in 2009 compared to 2008 and also resulted in the building of inventories relative to historical averages. Our production volume of potash in the year ended December 31, 2009, was 504,000 tons, or 332,000 tons less than in 2008, principally due to our decision to decrease production in response to lower demand. As part of these efforts, we shut down the West and East mines for two weeks in the first quarter of 2009, and we continued to operate through the balance of 2009 with fewer operating shifts, particularly at our West mine. Wendover also was operated at lower than normal rates throughout most of 2009 in order to adjust to market demand. Our East mine returned to normal production levels in the third quarter of 2009 only to suffer from weather- related production disruptions in the fourth quarter of 2009 that, in turn, led to lower than normal operating rates in the fourth quarter.

        Net sales of Trio® increased $2.7 million, or 7 percent, from $39.8 million for the year ended December 31, 2008, to $42.5 million for the year ended December 31, 2009, due to a 49 percent increase in the average net realized sales price, partially offset by a 28 percent decrease in the volume of sales. The first quarter of 2008 had a single sale of approximately 47,000 tons to an international customer, whereas this same customer, we believe, deferred purchasing any large quantity of Trio® in 2009, having also been affected by underlying market demand. Production of langbeinite decreased 3 percent in 2009 compared to 2008, due primarily to the previously mentioned efforts to reduce production in response to lower demand; however, improvements in the rate of recovery of langbeinite from the mixed ore zone mined at our East mine and a somewhat lower grade of potash mined in this mixed ore zone proportionately increased the production of langbeinite relative to potash production in 2008.

        Freight costs decreased $1.7 million, or 7 percent, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to lower sales volumes and secondarily to proportionally fewer international sales of Trio®; however, freight expense increased approximately $5.6 million as a result of the increased movement of inventory to distribution warehouses pending sale. As usual, the mix of customers paying for their own freight, the geographic mix of sales, and changing fuel costs affect the freight costs incurred by Intrepid and gross sales. We believe that our net realized price is a more meaningful number to evaluate and compare product revenues.

Costs Associated with Abnormal Production

        Approximately $20.7 million was excluded from the calculation of inventory and instead expensed in 2009 for potash production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in 2009. Included in the $20.7 million was approximately $2.0 million related to depreciation expense. Additionally, approximately $0.8 million was excluded from the calculation of inventory and, instead, expensed in 2009 for Trio® production costs that would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates in 2009. Included in the $0.8 million was approximately $0.1 million related to depreciation expense. There were no similar abnormal cost adjustments in 2008.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

			Intrepid Mining LLC (Predecessor)
	Intrepid Potash, Inc.
				Pro forma for the Year ended December 31, 2008
	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008		Change between Periods	% Change
Cost of goods sold (in millions)	$127.8	$103.8	$48.6	$153.0	$(25.2)	(16)%
Costs associated with abnormal production (in millions)	$21.5	$—	$—	$—	$21.5	—%
Cost per ton of potash sold(1)	$234	$204	$143	$182	$52	29%
Cost per ton of Trio® sold(2)	$168	$111	$94	$103	$65	63%

(1)
Per ton potash costs include $18 and $7 of depreciation expense in the years ended December 31, 2009, and 2008, respectively.

(2)
Per ton Trio® costs include $13 and $11 of depreciation expense in the years ended December 31, 2009, and 2008, respectively.

        The aforementioned abnormal production expenses are excluded from inventory costs and, therefore, are also excluded from cost of goods sold. The total cost of goods sold per ton of potash increased $52 per ton, or 29 percent, from $182 per ton on a pro forma basis for the year ended December 31, 2008, to $234 per ton for the year ended December 31, 2009. While production expenditures declined by $17.0 million in 2009 relative to 2008, the decrease in production levels, even after the abnormal production adjustment described above, led to the relative increase in the cost per ton. The total cost of goods sold of our Trio® increased $65 per ton, or 63 percent, from $103 per ton on a pro forma basis for the year ended December 31, 2008, to $168 per ton for the year ended December 31, 2009. The overall 63 percent increase in Trio® costs of goods sold was comprised of an increase in cost, principally resulting from a greater allocation of joint costs to Trio®, based on its proportionally greater level of production relative to potash produced at our East mine, and an increase driven by lower overall production relative to that in 2008.

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

        Labor and contract labor costs decreased $8.6 million, or 15 percent, in 2009 due to reduced labor following the voluntary shutdowns in the first quarter of 2009 and continued reductions in operating rates to manage inventory levels.

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

Selling and Administrative Expenses

        Selling and administrative expenses decreased $3.5 million in 2009 as compared to the pro forma expenses for the same period in 2008. The change represents an 11 percent decrease from $31.8 million for the year ended December 31, 2008, to $28.3 million for the year ended December 31, 2009. Increases in expense related to an entire year's worth of costs for administrative and management staff associated with becoming a publicly-traded company were more than offset by a decrease in stock compensation expense in 2009, relative to a higher pro forma compensation expense in 2008 for awards issued in connection with the IPO that vested seven months after grant and, secondarily, by lower bonus expense related to 2009 performance.

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

        For the year ended December 31, 2008, insurance settlements in excess of property losses of $7.0 million were received in connection with the East mine wind-shear claim. Through December 31, 2009, Intrepid has received $32.5 million from the insurer for the related claim; $10.1 million of this amount was received in 2009 and is reported as a liability at December 31, 2009, pending the insurer's agreement to the related claims. Additional insurance payments to reconstruct the warehousing facilities are still contingent upon review by the insurer and, therefore, will be recognized in other income as settlements are agreed upon.

Income Taxes

        Income taxes of $36.9 million were recognized for the year ended December 31, 2009, at an effective tax rate of 40.0 percent. Because Mining was a limited liability company, it did not have an income tax expense, so there is no comparable figure for 2008. However, our pro forma estimate of income tax expense for the comparable period is $76.6 million for the year ended December 31, 2008, assuming the statutory tax rate of 39.6 percent as the effective tax rate. The decrease in income tax expense was driven by the overall decrease in income levels between the respective periods.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 4 to our consolidated financial statements for the year ended December 31, 2010, included elsewhere in this Annual Report on Form 10-K.

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

        We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur and bill the customer and record as gross revenue the product sales value, freight, packaging, and certain other distribution costs only when we are responsible for such costs; however, many customers arrange for and pay for these costs directly and in these situations, only the product sales value is included in gross revenues.

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

        Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset's total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

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

        Scheduled Maintenance—Each operation typically shuts down periodically for maintenance. The New Mexico operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds are considered part of production costs and are absorbed into inventory in the period incurred.

        Income Taxes—We are a subchapter C corporation and therefore are subject to U.S. federal and state income taxes. We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized in full; such determinations are subject to ongoing assessment.

        With respect to the accounting and disclosure requirements for income taxes, we follow the accounting guidance of Topic 740, Income Taxes, of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification™. This guidance addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. A current assessment of our tax positions has been made and, as a result, there has been no material effect on our results of operations, financial condition or liquidity.

        Before completion of the IPO in April 2008, Mining operated as a limited liability company, which did not pay federal or state income taxes. Mining's taxable income or loss has been included in the state and federal tax returns of its members.

        Derivatives—On occasion, we enter into financial derivative contracts to fix a portion of our natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as an accounting hedge and changes in their fair market values are included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of sales.

        We also entered into interest rate derivative instruments when we had outstanding debt, in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These instruments were transferred to us at the time of the Formation Transactions. These items were not accounted for as an accounting hedge; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

        Stock-Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period, and the expense associated with such awards is recognized over the associated service period. There are no performance or market conditions associated with these awards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Prices

        Potash and Trio®, our principal products, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices will vary with each particular transaction and the individual bids that we receive. Our potash is marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.

        Our net sales and profitability are determined principally by the price of potash and Trio® and, to a lesser extent, by the price of natural gas and other commodities used in the production of potash and langbeinite. The price of potash and Trio® is influenced by agricultural demand and the prices of agricultural commodities. Decreases in agricultural demand or agricultural commodity prices could reduce our agricultural potash and Trio® sales. If natural gas and oil prices were to decline enough to result in a reduction in drilling activity, our industrial potash sales would decline.

        Our costs and capital investments are subject to market movements in other commodities such as natural gas, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2010, we had no natural gas derivative contracts.

Geographic Concentration

        We primarily sell potash into the regions that include agricultural areas west of the Mississippi River, oil and gas exploration areas in the Rocky Mountains and the Permian Basin, and animal feed production throughout the United States. Our potash mines and many of our customers are concentrated in the western half of United States and are, therefore, affected by weather and other conditions in this region.

Interest Rate Fluctuations

        Our senior credit facility requires us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. Although we currently have no long-term debt outstanding, we have left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding. The weighted average notional amount outstanding as of December 31, 2010, and the weighted average 3-month LIBOR rate locked-in via these derivatives through December 2012 were $26.1 million and 5.23 percent, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the consolidated Financial Statements and Financial Statement Schedules appears in Item 15(a) of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Executive Chairman of the

Board and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Mine Safety and Health Administration Safety Data

        We are committed to providing a safe and healthy work environment. Our goal is to provide a workplace that is incident-free. We seek to achieve this goal by training employees in safe work practices; establishing, following and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence. As part of our ongoing safety programs, we collaborate with the Mine Safety and Health Administration ("MSHA") and the New Mexico Bureau of Mine Safety to identify and implement promising new accident prevention techniques and practices. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health and to comply with all mining-related regulations.

        Our mining operations in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and the New Mexico Bureau of Mine Safety. MSHA inspects our mines in New Mexico on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which requires certain disclosures by companies required to file periodic reports under the Exchange Act, that operate coal or other mines regulated under the Mine Act. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions. At this time, the SEC has issued proposed rules but has not issued final rules as of the date of the filing of this report. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that rule making by the SEC will require disclosures in the future to be presented in a form that differs from the following disclosures.

        We present information below regarding certain mine safety and health citations which MSHA has issued with respect to each mine for which Intrepid or a subsidiary is an operator in New Mexico. In evaluating this information, consideration should be given to factors such as: (1) the number of citations and orders will vary depending on the size of the mine, (2) the number of citations issued will vary from inspector to inspector and mine to mine, and (3) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes vacated.

        During the year ended December 31, 2010, none of Intrepid's mines: (1) were assessed any Mine Act section 110(b)(2) penalties for flagrant violations (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); or (2) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no mining-related fatalities at Intrepid's mines during the year ended December 31, 2010.

        During the year ended December 31, 2010, Intrepid received one Mine Act section 107(a) imminent danger order to immediately remove miners. The order was issued during the second quarter of 2010 and was issued because the roofing of one of our buildings at our East surface facility was defective. The defective roofing has since been repaired.

        As required by section 1503 of the Dodd-Frank Act, the table below sets forth by mine the total number of citations and/or orders issued by MSHA to Intrepid and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, during the year ended December 31, 2010.

Name of Mine(1)	Mine Act Section 104 Significant & Substantial Citations(2)	Mine Act Section 104(b) Orders(3)	Mine Act Section 104(d) Citations & Orders(4)	Total Dollar Value of Proposed MSHA Assessments(5)
Intrepid Potash East (29-00170)	15	—	—	$14,029
Intrepid Potash West (29-00175)	7	—	—	$2,647
Intrepid Potash North (29-02028)	1	—	—	$870
HB Potash (29-00173)	—	—	—	$—

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

(5)
The MSHA proposed assessments issued during the reporting period covered by this report do not necessarily relate to the citations or orders issued by MSHA during the reporting period or to the pending legal actions reported below.

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

        The table that follows presents information regarding pending legal actions before the Commission as of December 31, 2010. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Mine	Pending Legal Actions
Intrepid Potash East (29-00170)	1
Intrepid Potash West (29-00175)	4
Intrepid Potash North (29-02028)	1
HB Potash (29-00173)	—

        The foregoing pending legal actions includes legal actions that were initiated prior to the current reporting period and do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current reporting period.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to this item will be included in the proxy statement for our 2011 annual stockholders' meeting and incorporated by reference in this report. Certain information concerning our executive officers is set forth in "Business—Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to this item will be included in the proxy statement for our 2011 annual stockholders' meeting and incorporated by reference in this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to this item will be included in the proxy statement for our 2011 annual stockholders' meeting and incorporated by reference in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to this item will be included in the proxy statement for our 2011 annual stockholders' meeting and incorporated by reference in this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information relating to this item will be included in the proxy statement for our 2011 annual stockholders' meeting and incorporated by reference in this report.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

        All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated Financial Statements and Notes thereto.

        (b)    Exhibits.    The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.(1)
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc., as amended effective November 17, 2010.(2)
10.1	Form of Indemnification Agreement.(1)+
10.2	Exchange Agreement between Intrepid Potash, Inc. and Intrepid Mining LLC, dated as of April 21, 2008.(1)
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
10.10	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(5)+
10.11	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(5)+
10.12	Intrepid Potash, Inc. 2008 Equity Incentive Plan.(6)+
10.13	Intrepid Potash, Inc. Short Term Incentive Plan.(7)+
10.14	Intrepid Potash, Inc. 2008 Senior Management Performance Incentive Plan.(7)+
10.15	Form of Restricted Stock Grant Agreement.(8)+
10.16	Form of Stock Option Agreement. (8)+
10.17	Form of Director Stock Grant Agreement.(4)+
10.18	Aircraft Dry Lease dated as of June 12, 2008, by and between BH Holdings LLC and Intrepid Potash, Inc.(9)
10.19	Amendment No. 1 to Intrepid Potash, Inc. 2008 Equity Incentive Plan dated as of July 1, 2008.(10)+
10.20	Form of Change-in-Control Severance Agreement.(11)+
10.21	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and The LARRK Foundation.(12)
10.22	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.(12)
10.23	Aircraft Dry Lease dated as of January 9, 2009, by and between Intrepid Production Holdings LLC and Intrepid Potash, Inc.(13)
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Agapito Associates, Inc.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**
99.1
Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(2)
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(14)
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(15)
101
The following materials from the Annual Report on Form 10-K of Intrepid Potash, Inc. for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (a) the Consolidated Balance Sheets, (b) the Consolidated Statements of Operations, (c) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (d) the Consolidated Statements of Cash Flows, and (e) the Notes to Consolidated Financial Statements, tagged as block of text. ***

(1)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.

(2)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on November 19, 2010.

(3)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.

(4)
Incorporated by reference to Amendment No. 3 to Intrepid's Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 7, 2008.

(5)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 19, 2010.

(6)
Incorporated by reference to Intrepid's Registration Statement on Form S-8 (Registration No. 333-150444) filed on April 25, 2008.

(7)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2008.

(8)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on February 7, 2011.

(9)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on June 18, 2008.

(10)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2008.

(11)
Incorporated by reference to Intrepid's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-34025).

(12)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on December 18, 2008.

(13)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on January 12, 2009.

(14)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2009.

(15)
Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2010.

*
Filed herewith.

**
Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

+
Management contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)
Dated: February 23, 2011	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: February 23, 2011	/s/ DAVID W. HONEYFIELD David W. Honeyfield President and Chief Financial Officer (Principal Financial Officer)
Dated: February 23, 2011	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III	Executive Chairman of the Board	February 23, 2011
/s/ HUGH E. HARVEY, JR. Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 23, 2011
/s/ TERRY CONSIDINE Terry Considine	Director	February 23, 2011
/s/ CHRIS A. ELLIOTT Chris A. Elliott	Director	February 23, 2011

Signature	Title	Date

/s/ J. LANDIS MARTIN J. Landis Martin	Lead Director	February 23, 2011
/s/ BARTH E. WHITHAM Barth E. Whitham	Director	February 23, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrepid Potash, Inc.:

        We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2010 and 2009, the related consolidated statements of operations and cash flows of Intrepid for the years ended December 31, 2010 and 2009, and the period from April 25, 2008 through December 31, 2008, the related consolidated statements of stockholders' equity and comprehensive income (loss) for Intrepid for each of the years in the three-year period ended December 31, 2010, and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss), and cash flows of Intrepid Mining LLC and subsidiaries (Mining) for the period from January 1, 2008 through April 24, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and for the period from April 25, 2008 through December 31, 2008, and the results of operations and cash flows of Mining for the period from January 1, 2008 through April 24, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intrepid's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Intrepid Potash, Inc.:

        We have audited Intrepid Potash, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2010 and 2009, the related consolidated statements of operations and cash flows of Intrepid for the years ended December 31, 2010 and 2009, and the period from April 25, 2008 through December 31, 2008, the related consolidated statements of stockholders' equity and comprehensive income (loss) for Intrepid for each of the years in the three-year period ended December 31, 2010, and the related consolidated statements of operations, members' equity (deficit) and comprehensive income (loss), and cash flows of Intrepid Mining LLC and subsidiaries

(Mining) for the period from January 1, 2008 through April 24, 2008, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 24, 2011

INTREPID POTASH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$76,133	$89,792
Short-term investments	45,557	11,155
Accounts receivable:
Trade, net	23,767	19,169
Other receivables	1,161	471
Refundable income taxes	6,543	9,364
Inventory, net	48,094	61,949
Prepaid expenses and other current assets	4,016	2,632
Current deferred tax asset	3,551	9,807

Total current assets	208,822	204,339

Property, plant, and equipment, net of accumulated depreciation of $66,615 and $41,787, respectively	285,920	221,403
Mineral properties and development costs, net of accumulated depletion of $8,431 and $7,174, respectively	34,372	33,929
Long-term parts inventory, net	7,121	7,149
Long-term investments	21,298	6,189
Other assets	5,311	5,532
Non-current deferred tax asset	266,040	290,449

Total Assets	$828,884	$768,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$17,951	$13,523
Related parties	126	129
Accrued liabilities	17,153	12,403
Accrued employee compensation and benefits	8,597	7,028
Other current liabilities	1,578	2,849

Total current liabilities	45,405	35,932

Asset retirement obligation	9,478	8,619
Deferred insurance proceeds	11,700	10,124
Other non-current liabilities	4,460	5,093

Total Liabilities	71,043	59,768

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,110,875 and 75,037,124 shares outstanding at December 31, 2010 and 2009, respectively	75	75
Additional paid-in capital	559,675	556,328
Accumulated other comprehensive loss	(702)	(689)
Retained earnings	198,793	153,508

Total Stockholders' Equity	757,841	709,222

Total Liabilities and Stockholders' Equity	$828,884	$768,990

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	April 25, 2008 Through December 31, 2008	January 1, 2008 Through April 24, 2008
Sales	$359,304	$301,803	$305,914	$109,420
Less:
Freight costs	29,751	21,469	10,780	12,359
Warehousing and handling costs	10,683	8,432	5,760	2,235
Cost of goods sold	211,663	127,822	103,816	48,647
Costs associated with abnormal production	470	21,525	—	—
Other	666	440	—	—

Gross Margin	106,071	122,115	185,558	46,179
Selling and administrative	29,122	28,375	22,832	6,034
Accretion of asset retirement obligation	704	680	458	198
Other	911	643	1,190	5

Operating Income	75,334	92,417	161,078	39,942
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(1,513)	(806)	(3,160)	(2,456)
Interest income	819	161	1,005	23
Insurance settlements from property and business losses	—	(10)	(52)	6,998
Other income (expense)	403	485	(1,106)	(14)

Income Before Income Taxes	75,043	92,247	157,765	44,493
Income Tax (Expense) Benefit	(29,758)	(36,905)	(59,592)	4

Net Income	$45,285	$55,342	$98,173	$44,497

Weighted Average Shares Outstanding:
Basic	75,084,431	75,014,569	74,843,139

Diluted	75,154,251	75,042,050	74,988,292

Earnings Per Share:
Basic	$0.60	$0.74	$1.31

Diluted	$0.60	$0.74	$1.31

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2007	1,000	$—	$1	$—	$—	$1
Net loss	—	—	—	—	(7)	(7)

Balance, April 24, 2008	1,000	—	1	—	(7)	(6)
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(747)	—	(747)
Net income	—	—	—	—	98,173	98,173

Total comprehensive income						97,426

Sale of common shares of stock at $32.00 per share in initial public offering, net of underwriting fees of $66.2 million and offering costs of $5.5 million	34,500,000	35	1,032,233	—	—	1,032,268
Net equity contribution from Intrepid Mining LLC resulting from the execution of the exchange agreement; net of $9.4 million of cash and $18.9 million of debt retained by Intrepid Mining LLC	40,339,000	40	50,135	(638)	—	49,537
Cash distributed to Intrepid Mining LLC in exchange, in part, for the net assets and liabilities contributed pursuant to the exchange agreement	—	—	(757,395)	—	—	(757,395)
Formation distribution paid to Intrepid Mining LLC as part of the formation transaction	—	—	(135,360)	—	—	(135,360)
Deferred tax asset resulting from the tax basis of assets transferred to Intrepid Potash, Inc. from Intrepid Mining LLC plus step-up in tax basis of assets from the formation transactions	—	—	357,574	—	—	357,574
Stock-based compensation	6,874	—	7,555	—	—	7,555

Balance, December 31, 2008	74,846,874	75	554,743	(1,385)	98,166	651,599
Comprehensive income, net of tax:
Pension liability adjustment, net of $456 tax expense	—	—	—	696	—	696
Net income	—	—	—	—	55,342	55,342

Total comprehensive income						56,038

Stock-based compensation	6,900	—	2,909	—	—	2,909
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	183,350	—	(1,324)	—	—	(1,324)

Balance, December 31, 2009	75,037,124	75	556,328	(689)	153,508	709,222
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	(44)	—	(44)
Unrealized gain on investments held for sale				31		31
Net income	—	—	—	—	45,285	45,285

Total comprehensive income						45,272

Stock-based compensation		—	4,016	—	—	4,016
Issuance of common stock upon exercise of stock options	4,831	—	102	—	—	102
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	68,920	—	(771)	—	—	(771)

Balance, December 31, 2010	75,110,875	$75	$559,675	$(702)	$198,793	$757,841

See accompanying notes to these consolidated financial statements.

INTREPID MINING LLC AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Accumulated Equity	Accumulated Other Comprehensive Loss	Total Members' Equity
Balance, December 31, 2007	$11,035	$(638)	$10,397
Net income	44,497	—	44,497

Total comprehensive income			44,497
Distributions	(15,000)	—	(15,000)

Balance, April 24, 2008	$40,532	$(638)	$39,894

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	April 25, 2008 Through December 31, 2008	January 1, 2008 Through April 24, 2008
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$45,285	$55,342	$98,173	$44,497
Deferred income taxes	30,665	29,063	28,719	(4)
Insurance reimbursements	—	10	52	(6,998)
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	27,715	17,327	7,192	3,543
Stock-based compensation	4,016	2,909	7,555	—
Unrealized derivative (gain) loss	(620)	(1,441)	2,347	439
Other	1,010	504	2,617	170
Changes in operating assets and liabilities:
Trade accounts receivable	(4,598)	(4,062)	20,030	(11,886)
Other receivables	(690)	(86)	(59)	186
Refundable income taxes	2,821	603	(9,967)	—
Inventory	13,883	(15,807)	(29,326)	(830)
Prepaid expenses and other assets	(1,418)	1,642	1,685	(4,349)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	6,661	(6,152)	378	1,494
Other liabilities	(1,436)	1,212	2,575	(251)

Net cash provided by operating activities	123,294	81,064	131,971	26,011

Cash Flows from Investing Activities:
Proceeds from insurance reimbursements	1,576	10,114	(52)	6,998
Additions to property, plant, and equipment	(86,822)	(95,183)	(63,070)	(14,747)
Additions to mineral properties and development costs	(1,571)	(6,233)	(5,724)	(15)
Proceeds from liquidation of bond sinking fund	—	2,098	—	—
Purchases of investments	(81,151)	(18,479)	—	—
Proceeds from investments	31,672	1,139	—	—
Cash received in exchange transaction with Intrepid Mining LLC	—	—	428	—
Other	12	23	457	(10)

Net cash used in investing activities	(136,284)	(106,521)	(67,961)	(7,774)

Cash Flows from Financing Activities:
Issuance of common stock, net of expenses	—	—	1,032,268	—
Proceeds from long-term debt	—	—	—	11,503
Repayments on long-term debt	—	—	(86,950)	(7,009)
Employee tax withholding paid for restricted stock upon vesting	(771)	(1,324)	—	—
Proceeds from exercise of stock options	102	—	—	—
Members' capital distributions	—	—	—	(15,000)
Payments to Intrepid Mining LLC for exchange of assets and liabilities and formation distribution	—	—	(892,755)	—

Net cash (used in) provided by financing activities	(669)	(1,324)	52,563	(10,506)

Net Change in Cash and Cash Equivalents	(13,659)	(26,781)	116,573	7,731
Cash and Cash Equivalents, beginning of period	89,792	116,573	—	1,960

Cash and Cash Equivalents, end of period	$76,133	$89,792	$116,573	$9,691

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest	$2,133	$1,937	$1,075	$2,274

Income taxes	$(3,668)	$7,239	$40,840	$—

Continued supplemental disclosure of non-cash activities

        In the years ended December 31, 2010, and 2009 and the period from April 25, 2008, through December 31, 2008, Intrepid issued 11,803, 6,900 and 3,124 shares of common stock, respectively, to its directors. These non-cash items were recorded as stock compensation expense in the year ended December 31, 2010, and 2009, and the period from April 25, 2008, through December 31, 2008, respectively.

        On April 25, 2008, Intrepid Potash, Inc. ("Intrepid") closed its initial public offering ("IPO") by selling 34,500,000 shares of common stock at $32.00 per share. Simultaneously, on April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement"), Intrepid Mining LLC ("Mining") assigned all of its assets other than approximately $9.4 million of its cash to Intrepid in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, and the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and substantially all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement has been accounted for at historical cost because the members of Mining received common stock of Intrepid, representing a controlling interest in Intrepid, in connection with the IPO. The assets and liabilities received in the exchange for common stock were as follows (in thousands):

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities can be utilized to fill customer orders, all of which is designed to realize the highest net realized sales price to Intrepid. As such, product inventory levels and overall productions costs are monitored centrally. Intrepid has one reporting segment, the extraction, production and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

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

        The 34,500,000 shares of common stock sold in the IPO were sold at a price of $32.00 per share, for aggregate offering proceeds of $1.104 billion. Intrepid received net proceeds of approximately $1.032 billion after deducting underwriting discounts, commissions, and other transaction costs of approximately $71.6 million. On April 25, 2008, pursuant to an exchange agreement ("Exchange Agreement") dated April 21, 2008, by and between Intrepid and Mining, Mining assigned to Intrepid all of its assets other than approximately $9.4 million of its cash in exchange for 40,339,000 shares of common stock, approximately $757.4 million of the net proceeds of the IPO, the assumption by Intrepid of all amounts in excess of $18.9 million of the principal amount outstanding under Mining's senior credit facility as of April 25, 2008 (including a pro rata share of the fees and accrued interest attributable to the assumed indebtedness), and substantially all other liabilities and obligations of Mining. In connection with the exercise of the underwriters' over-allotment option, Intrepid also distributed to Mining approximately $135.4 million on April 25, 2008 (the "Formation Distribution"). The IPO, the transactions under the Exchange Agreement, and the Formation Distribution are referred to collectively as the "Formation Transactions." Upon the closing of the IPO, Intrepid replaced Mining as the borrower under the senior credit facility. Mining repaid $18.9 million of the principal amount outstanding under the senior credit facility, plus fees and accrued interest, from the amounts Mining received under the Exchange Agreement, and Intrepid repaid the remaining $86.9 million of principal outstanding, plus fees and accrued interest, using net proceeds from the IPO. The remaining approximately $52.6 million of net proceeds from the IPO were retained by Intrepid and were used to fund capital investments in the existing mining operations and for general corporate purposes. The transfer of the nonmonetary assets by Mining to Intrepid pursuant to the Exchange Agreement was

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—THE COMPANY AND THE INITIAL PUBLIC OFFERING OF INTREPID POTASH, INC. (Continued)

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

Note 3—BASIS OF PRESENTATION

        The activity presented in all periods on or after April 25, 2008, is for Intrepid while the period presented prior to April 25, 2008, relates to Mining as the predecessor entity. The consolidated statements of operations for the year ended December 31, 2010, 2009, the period April 25, 2008, through December 31, 2008 (the successor period), and the consolidated balance sheets as of December 31, 2010, and 2009, were derived from the consolidated financial results of Intrepid. The consolidated statements of operations for the period from January 1, 2008, through April 24, 2008 (the predecessor period), were derived from the historical financial statements of Mining.

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

        Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid's plants and warehouses. When a sale occurs on a delivered basis, Intrepid incurs and, in turn, bills the customer and records as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange for and pay for these costs directly and in these situations, only the product sales value is included in gross revenues.

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

        Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs and instead expensed during the applicable period. The assessment of normal production levels is judgmental and is unique to each quarter. Intrepid models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal. For the years ended December 31, 2010, and 2009, Intrepid determined that approximately $0.5 million and $21.5 million, respectively, of production costs would have been allocated to additional tons produced, assuming Intrepid had been operating at normal production rates. As a result, these costs were excluded from inventory and instead expensed during the applicable periods.

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

        Derivatives—On occasion, Intrepid enters into financial derivative contracts to fix a portion of its natural gas costs when natural gas purchase transactions are probable and the significant characteristics and expected timing are identified. These derivative contracts have not been designated as accounting hedges and changes in their fair market values are included in the consolidated statements of operations. The realized and unrealized gains or losses resulting from the natural gas derivative contracts are recorded as a component of natural gas expense within cost of goods sold.

        Mining had entered into interest rate derivative instruments when it had outstanding debt in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These instruments were transferred to Intrepid at the time of the Formation Transactions. These items were not designated as an accounting hedge; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

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

        Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset's total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. The determination of Intrepid's proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery, and the economic feasibility of accessing the reserves. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimate utilizes the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by the state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

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

        Planned Turnaround Maintenance—Each operation typically shuts down periodically for planned maintenance. The costs of maintenance turnarounds are considered part of production costs and are absorbed into inventory in the period incurred.

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

        Investments—Intrepid's short-term and long-term investments consist of certificates of deposit with various banking institutions, including financial instruments, U.S. government agency, municipal and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through Other Comprehensive Loss. Fair value is assessed using a market based approach.

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost and approximate fair value due to the short-term nature of these instruments, other than the long-term certificate of deposit investments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that are outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

        Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.

        Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of non-vested restricted shares of common stock and outstanding non-qualified stock option awards. The dilutive effect of stock based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted common stock awards, the shares are issued and therefore are included in the number of issued and outstanding shares.

        Stock-Based Compensation—Intrepid accounts for stock based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted common stock awards and non-qualified stock option awards, both of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. There are no performance or market conditions associated with these awards.

Note 5—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the years ended December 31, 2010, and 2009, a weighted average of 98,324 and 183,444 non-vested shares of restricted common stock and 161,094 and 159,711 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the period April 25, 2008, through December 31, 2008, there were no non-vested shares of restricted common stock that were considered anti-dilutive, and there were no stock options outstanding. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008
Net income	$45,285	$55,342	$98,173

Basic weighted average common shares outstanding	75,084	75,015	74,843
Add: Dilutive effect of non-vested restricted common stock	52	25	145
Add: Dilutive effect of stock options outstanding	18	2	—

Diluted weighted average common shares outstanding	75,154	75,042	74,988

Earnings per share:
Basic	$0.60	$0.74	$1.31

Diluted	$0.60	$0.74	$1.31

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2010, and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Cash	$72	$4,177
Commerical paper	54,655	46,135
Money market and money market funds	21,406	39,480

Total cash and cash equivalents	$76,133	$89,792

Corporate bonds	$31,494	$—
Convertible corporate bonds	4,346	—
Certificates of deposit and time deposits	9,717	11,155

Total short-term investments	$45,557	$11,155

Corporate bonds	$20,578	$—
Certificates of deposit and time deposits	720	6,189

Total long-term investments	$21,298	$6,189

Total cash, cash equivalents and investments	$142,988	$107,136

        As of December 31, 2010, the Company held $4.3 million of convertible corporate bonds which are classified as available-for-sale. As of December 31, 2010, Intrepid's available-for-sale investments had gross unrealized gains of approximately $51,000. The fair value of Intrepid's held-to-maturity investments at December 31, 2010, and 2009 approximated their carrying amounts.

Note 7—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2010, and 2009, respectively (in thousands):

	December 31, 2010	December 31, 2009
Product inventory	$24,398	$46,916
In-process mineral inventory	11,160	6,801
Current parts inventory	12,536	8,232

Total current inventory	48,094	61,949
Long-term parts inventory	7,121	7,149

Total inventory	$55,215	$69,098

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of December 31, 2010, and 2009, Intrepid recorded an impairment charge of approximately $0.7 million and $0.4 million, respectively.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

			Range of useful lives (years)
	December 31, 2010	December 31, 2009	Lower Limit	Upper Limit
Buildings and plant	$55,462	$46,547	4	25
Machinery and equipment	190,662	127,792	3	25
Vehicles	8,015	7,796	3	7
Office equipment and improvements	13,333	12,896	2	10
Ponds and land improvements	6,802	5,193	5	25
Construction in progress	77,998	62,736
Land	263	230
Accumulated depreciation	(66,615)	(41,787)

	$285,920	$221,403

Mineral properties and development costs	$42,288	$41,103	10	25
Construction in progress	515	—
Accumulated depletion	(8,431)	(7,174)

	$34,372	$33,929

Water rights in "Other Assets"	$2,670	$2,670	25	25
Accumulated depletion	(172)	(139)

	$2,498	$2,531

        "Mineral properties and development costs" include accumulated costs of approximately $1.4 million and $1.3 million as of December 31, 2010, and 2009, respectively, associated with the presently idled HB mine which is being converted to a solar solution mine. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution mine also includes approximately $26.7 million and $27.2 million as of December 31, 2010, and 2009, respectively. No depletion or depreciation is currently being recognized on this property and its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking permitting from the Bureau of Land Management ("BLM") and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Depreciation	$25,500	$15,585	$5,853	$2,694
Depletion	1,289	841	708	555
Amortization	222	221	173	96
Accretion	704	680	458	198

Total incurred	$27,715	$17,327	$7,192	$3,543

Note 9—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a total revolving credit facility of $125 million. The senior credit facility expires in March 2012. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. There were no amounts outstanding under the senior credit facility as of December 31, 2010, and 2009.

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

        The senior credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The senior credit facility also contains a requirement to maintain at least $3.0 million of working capital; a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.5 to 1.0. The senior credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the senior credit facility on December 31, 2010.

        For the period from January 1, 2008, through April 24, 2008, capitalized interest and the weighted average interest rate were $52,000 and 6.4%, respectively. There was no capitalized interest for any other periods presented in the financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—ASSET RETIREMENT OBLIGATION

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

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Asset retirement obligation, at beginning of period	$8,619	$8,138	$7,977	$7,779
Changes in estimated obligations	155	(199)	(297)	—
Accretion of discount	704	680	458	198

Total asset retirement obligation, at end of period	$9,478	$8,619	$8,138	$7,977

        The undiscounted amount of asset retirement obligation is $32.7 million as of December 31, 2010, and there are no significant payments expected to take place in the next five years.

Note 11—COMPENSATION PLANS

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

        Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid's stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the "2008 Plan"). Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under the 2008 Plan. As of December 31, 2010, there were a total of 217,794 shares of non-vested restricted common stock outstanding and 273,851 outstanding stock options. As of December 31, 2010, there were approximately 4.2 million shares of common stock that remain available for issuance under the 2008 Plan.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—COMPENSATION PLANS (Continued)

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 11,803 shares of common stock in 2010, to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2011 annual stockholders' meeting and 6,900 shares of common stock in May 2009 for service for the period ending on the date of Intrepid's 2010 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately. In addition, grants of common stock were made to two non-employee members of the Board of Directors coincident with their appointment to the Board at the time of the IPO.

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

        Through December 31, 2010, there have been multiple grants of non-vested restricted common stock, beginning with grants made at the time of the IPO that were valued at the IPO price of $32.00 per share. The grants made at the time of the IPO either vested in full on January 5, 2009, vest one-fourth on each of the first four anniversary dates of the grant, or, in the case of the grant made to one executive officer, vest on a graded schedule through February 2011. The grants made at the time of the IPO were, in most instances, designed to reward certain individuals for their historic service to Intrepid and for the successful completion of the IPO, as well as to retain and provide an incentive to those receiving the awards to continue to execute Intrepid's long-term business plan. Additionally, awards have been made from time-to-time to newly-hired employees; these awards have typically had a two to four-year vesting schedule. In 2009, the Compensation Committee of Intrepid's Board of Directors began an annual awards program, which in the first quarter of each year awards of non-vested restricted common stock are granted to some of Intrepid's executive management and other selected employees. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards for the years ended December 31, 2010, 2009, and the period from April 25, 2008, through December 31, 2008, was $2.8 million, $2.3 million and $7.5 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of December 31, 2010, there was $4.0 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2013.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—COMPENSATION PLANS (Continued)

        A summary of Intrepid's non-vested restricted common stock activity for the year ended December 31, 2010, is presented below.

	Year ended December 31, 2010
	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, beginning of period	257,339	$28.98
Granted	71,902	$25.97
Vested	(85,446)	$28.92
Forfeited	(26,001)	$29.48

Non-vested restricted common stock, end of period	217,794	$27.96

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of Intrepid's Board of Directors began an annual awards program in 2009, which in the first quarter of each year awards of stock options are granted to some of Intrepid's executive management and other selected employees. These awards vest one-third on each of the first three anniversary dates of the grant and have a ten year option life. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

        The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

	Year ended December 31,
	2010	2009
Risk free interest rate	2.7%	1.8%-2.0%
Dividend yield	—	—
Estimated volatility	57%	44%
Expected option life	6 years	5 years

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

        For the years ended December 31, 2010, and 2009, Intrepid recognized stock-based compensation related to stock options of approximately $0.9 million and $0.4 million, respectively. As of

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—COMPENSATION PLANS (Continued)

December 31, 2010, there was $1.6 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as "excess tax benefits." Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. As the tax deduction related to the exercise of options to purchase common stock is less than compensation expense recorded for the options to purchase common stock, no additional tax benefit has been recorded in 2010 related to the exercise of stock options.

        A summary of Intrepid's stock option activity for the year ended December 31, 2010, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, beginning of period	174,229	$20.80			$8.39
Granted	120,473	25.47			14.05
Exercised	(4,831)	20.80			8.32
Forfeited	(16,020)	23.57			11.61

Outstanding non-qualified stock options, end of period	273,851	$22.69	$3,997,517	8.6 years	$10.69

Vested or expected to vest, end of period	253,777	$23.13	$3,745,615	8.6 years	$11.22

Exercisable non-qualified stock options, end of period	53,234	$20.80	$877,829	8.2 years	$8.39

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, and 2009 was $14.05 and $8.39, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010, was $0.1 million. Cash received from options exercised was $0.1 million for the year ended December 31, 2010.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—INCOME TAXES

        Intrepid's income tax provision is comprised of the elements below. The amounts related to Mining prior to April 25, 2008, include the activity of Intrepid when it was a subsidiary of Mining. A summary of the provision for income taxes is as follows (in thousands):

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Current portion of income tax expense (benefit):
Federal	$(2,043)	$6,226	$25,722	$—
State	1,136	1,616	5,151	—
Deferred portion of income tax expense (benefit):
Federal	26,593	25,279	23,930	(4)
State	4,072	3,784	4,789	—

Total income tax expense (benefit)	$29,758	$36,905	$59,592	$(4)

        A summary of the components of the net deferred tax assets as of December 31, 2010, and 2009, is as follows. Intrepid believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets, therefore no valuation allowance has been recorded. There are no items that require disclosure in accordance with the Financial Accounting Standards Board's ("FASB") guidance on accounting for uncertainty in income taxes.

	December 31, 2010	December 31, 2009
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(1,452)	$(643)
Unrealized loss	1,169	964
Inventory	2,892	8,492
Other	942	994

Total current deferred tax assets	3,551	9,807

Non-current deferred tax assets:
Property, plant, equipment and mineral properties	255,509	285,021
Asset retirement obligation	3,848	3,395
Other	6,683	2,033

Total non-current deferred tax assets	266,040	290,449

Total deferred tax asset	$269,591	$300,256

        Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—INCOME TAXES (Continued)

liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid's current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which Intrepid is doing business. Additionally, changing business conditions for normal business transactions and operations, as well as changes to enacted tax rates, potentially alter the apportioned state tax factors used in Intrepid's income tax calculations. These changes to apportioned state tax factors in turn will result in changes being applied prospectively to Intrepid's current period income tax rate and the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. Changes in the state tax rate are a consequence of changes in the apportionment factors applicable to Intrepid. A decrease of Intrepid's blended state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in Intrepid's blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid's deferred tax benefit. Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset.

        Income tax expense for Intrepid differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is due to the impacts of percentage depletion, bonus depreciation, the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other temporary and permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

        A reconciliation of the statutory rate to the effective rate is as follows (in thousands):

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Federal taxes at statutory rate	$26,272	$32,286	$55,219	$(4)
Add:
State taxes, net of federal benefit	3,224	4,193	6,461	—
Domestic production activities deduction	—	(561)	(2,335)	—
Other	262	987	247	—

Net expense (benefit) as calculated	$29,758	$36,905	$59,592	$(4	)(1)

Effective tax rate	39.6%	40.0%	37.8%	—%

(1)
The income tax benefit presented in the period ending April 24, 2008, relates to the taxable activity of Intrepid only, as Mining was a limited liability company and the tax attributes of Mining flowed through to its members. Through April 24, 2008, Intrepid was a wholly-owned subsidiary of

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—INCOME TAXES (Continued)

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

        In 2004, Wendover entered into a sales agreement with EnviroTech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover is also entitled to certain adjustments in the sale price to ESI based on the final sales price ESI receives from its customers, as defined by the agreement. Such adjustments in sales price are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits, Surety Bonds, and Sinking Fund—As of December 31, 2010, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $6.2 million was secured by surety bonds issued by an insurer.

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

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical-claims liability included in accrued liabilities was approximately $1.2 million and $1.0 million as of December 31, 2010, and 2009, respectively.

        Legal—Intrepid is periodically subject to litigation and various legal proceedings, and has provided an accrual for any estimated amounts associated with such items, when probable and estimable. Intrepid has determined that there are no material claims outstanding as of December 31, 2010.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—COMMITMENTS AND CONTINGENCIES (Continued)

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2011	$4,414
2012	3,177
2013	2,992
2014	2,702
2015	1,427
Thereafter	4,730

Total	$19,442

        Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2010	$6,622
For the year ended December 31, 2009	$5,618
For the period from April 25, 2008 through December 31, 2008	$4,258
For the period from January 1, 2008 through April 24, 2008	$1,684

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's 2010 consolidated financial statements.

Note 14—DERIVATIVE FINANCIAL INSTRUMENTS

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

  Interest Rates

        Mining historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts, as required by its credit agreement. Mining's forward LIBOR-based contracts reduced its risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from Mining pursuant to the Exchange Agreement.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        A tabular presentation of the outstanding interest rate derivatives as of December 31, 2010, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

  Natural Gas

        From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid's forward purchase contracts reduce Intrepid's risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at December 31, 2010.

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	December 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,399	Other current liabilities	$1,539
Interest rate contracts	Other non-current liabilities	939	Other non-current liabilities	1,419

Total derivatives not designated as hedging instruments	Net liability	$2,338	Net liability	$2,958

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

		Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008 through December 31, 2008	January 1, 2008 through April 24, 2008
Interest rate contracts:
Realized gain (loss)	Interest expense	$(1,780)	$(1,614)	$(682)	$76
Unrealized gain (loss)	Interest expense	$620	$1,154	$(2,060)	$(439)

Total loss	Interest expense	$(1,160)	$(460)	$(2,742)	$(363)

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$(448)	$(112)	$—
Unrealized gain (loss)	Cost of goods sold	$—	$287	$(287)	$—

Total loss	Cost of goods sold	$—	$(161)	$(399)	$—

        Please see footnote titled Fair Value Measurements for a description of how the above financial instruments are valued.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at December 31, 2010, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at December 31, 2010.

Note 15—FAIR VALUE MEASUREMENTS

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(2,338)	$—	$(2,338)	$—

Investments
Available-for-sale securities	$4,346	$—	$4,346	$—

        Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid's valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—FAIR VALUE MEASUREMENTS (Continued)

        Intrepid's available for sale investments consist of convertible corporate bonds that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider. The convertible corporate bonds have maturity dates in 2011.

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

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of December 31, 2010, and 2009, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 16—FUTURE EMPLOYEE BENEFITS

  401K Plan

        Intrepid maintains a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401K Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401K Plan (subject to certain restrictions) in before-tax contributions. Intrepid matches employee contributions on a dollar-for-dollar basis up to a maximum of 3 percent or 5 percent and also based on the employee's

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

base compensation. Intrepid's contributions to the 401K Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2010	$1,162
For the year ended December 31, 2009	$1,047
For the period from April 25, 2008 through December 31, 2008	$639
For the period from January 1, 2008 through April 24, 2008	$308

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

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

        The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan's benefit obligations and fair value of assets for the years ended December 31, 2010, 2009, and 2008, as measured on those dates, and a statement of the funded status as of December 31, 2010, 2009, and 2008.

	Intrepid Potash, Inc.			Intrepid Mining LLC (Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	April 25, 2008, through December 31, 2008	January 1, 2008, through April 24, 2008
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,430	$3,253	$3,097	$3,117
Interest cost	201	199	131	61
Benefit payments	(128)	(121)	(74)	(25)
Actuarial losses (gains)	299	99	99	(56)

Projected benefit obligation at end of period	3,802	3,430	3,253	3,097

Accumulated benefit obligation at end of period	3,802	3,430	3,253	3,097

Change in plan assets:
Fair value of plan assets at beginning of period	$2,333	$1,973	$2,435	$2,471
Actual return on assets (net of expenses)	310	370	(488)	(74)
Employer contributions	274	111	100	63
Benefit payments	(128)	(121)	(74)	(25)

Fair value of plan assets at end of period	2,789	2,333	1,973	2,435

Unfunded status(1)	(1,013)	(1,097)	(1,280)	(662)
Items not yet recognized as a component of net periodic pension cost:
Unrecognized actuarial loss	$1,217	$1,146	$1,385	$638

Prepaid / (accrued) benefit cost	$204	$49	$105	$(24)

Accumulated other comprehensive income:
Net loss	$1,217	$1,146	$1,385	$638

Assumptions used to determine benefit obligations as of end of period:
Discount rate	5.25%	6.00%	6.25%	6.25%
Salary scale	N/A	N/A	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$201	$199	$131	$61
Expected return on assets	(167)	(138)	(120)	(56)
Amortization of actuarial loss	85	108	23	10

Net period benefit cost	$119	$169	$34	$15

Other comprehensive income (loss)	$72	$(240)	$747	$—

Amounts included in AOCI expected to be recognized during the next fiscal year:
Actuarial loss	$101	$85	$108	$—
Assumptions used in computing net periodic benefit cost:
Discount rate	6.00%	6.25%	6.25%	6.25%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Salary scale	N/A	N/A	N/A	N/A

(1)
Amount is recognized on Intrepid's consolidated balance sheets in "Other non-current liabilities."

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

        Intrepid reviewed prevailing interest rates for high-quality fixed-income investments, those rated Aa or better. The duration of the Pension Plan's liabilities as of December 31, 2010, was 11.0 years. Based on this review and the Pension Plan's duration, Intrepid determined a reasonable discount rate for the benefit obligations as of December 31, 2010, was 5.25 percent.

        The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is 47 percent equity securities, 43 percent fixed income, 5 percent real estate, and 5 percent cash.

        In determining the expected return on plan assets, Intrepid also considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, Intrepid may consult with and consider the opinions of financial and other professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads, and risk premiums to project long-term prospective returns. Using these methodologies and assumptions, the range of projected annual rates of return is 7.0 percent to 8.5 percent, net of investment related expenses. Intrepid selected a rate of return of 7.0 percent, which reflects our judgment of the best estimate for this assumption.

        Asset Allocation Strategy:    The plan's investment policy strategy for pension plan assets is to seek relatively stable growth in the value of investable assets supplemented by a low level of income. The main objective is to provide steady growth while limiting fluctuations to less than those of the overall stock market. As the Pension Plan has a long-term investment horizon, limited liquidity needs, high exposure to purchasing power risk, and little concern for income stability, Intrepid has set the following target asset allocations: 20 percent to 75 percent U.S. equity securities, 0 percent to 20 percent international equities, 0 percent to 30 percent absolute returns, 10 percent to 40 percent corporate bonds, 0 percent to 10 percent REITs, 0 percent to 10 percent commodities, and 5 percent to 28 percent short-term Treasury bonds. The target asset allocation may change from time to time based on market conditions and other factors deemed appropriate by Intrepid. Under the plan guidelines, there are no prohibited investment types.

        Fair Value Measurement of Plan Assets:    The fair value of the major asset classes of the Pension Plan's assets using the fair value hierarchy as described in the footnote titled Fair Value Measurements

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

and the inputs and valuation techniques used to measure fair value of such assets as of December 31, 2010, and 2009, is as follows:

		Fair Value at Reporting Date Using
Asset Class	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$176,518	$176,518	$—	$—
Equity securities:
U.S. large cap equities(1)	510,842	510,842	—	—
U.S. mid cap growth	285,319	285,319	—	—
U.S. small cap growth	167,962	167,962	—	—
International equities	294,760	294,760	—	—
Fixed income securities:
Corporate bonds(2)	701,039	415,550	285,489	—
Other types of investments:
Hedge funds(3)	349,439	—	—	349,439
Commodities(4)	148,652	148,652	—	—
Real estate:
REIT mutual funds	130,100	130,100	—	—

Total	$2,764,631	$2,129,703	$285,489	$349,439

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

		Fair Value at Reporting Date Using
Asset Class	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$95,247	$95,247	$—	$—
Equity securities:
U.S. large cap equities(1)	507,256	507,256	—	—
U.S. mid cap growth	113,295	113,295	—	—
U.S. small cap growth	47,694	47,694	—	—
U.S. small/mid cap value	78,500	78,500	—	—
International equities	234,564	234,564	—	—
Fixed income securities:
Corporate bonds(2)	723,128	456,716	266,412	—
Other types of investments:
Hedge funds(3)	328,027	—	—	328,027
Commodities(4)	102,113	102,113	—	—
Real estate:
REIT mutual funds	103,253	103,253	—	—

Total	$2,333,077	$1,738,638	$266,412	$328,027

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

        The Pension Plan's Level 2 investment fund uses Interactive Data Corporation ("IDC") as a pricing source for its various investments. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. The Pension Plan's Level 3 investment is a commingled fund of hedge funds that is based on unobservable inputs about which little or no market data exists. Intrepid has engaged an investment manager to monitor and evaluate the reasonableness of assumptions and valuation methodologies of the underlying funds' investment managers.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—FUTURE EMPLOYEE BENEFITS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Fair Value Using Significant Unobservable Inputs (Level 3)
	Long/Short Strategies	Distressed Investment Strategies	Multi-Strategy Arbitrage	Total
Ending balance at December 31, 2008:	$150,131	$59,033	$86,839	$296,003
Actual return on plan assets still held at the reporting date	8,310	9,326	14,388	32,024
Purchases, sales, and settlements	(15,000)	—	15,000	—

Ending balance at December 31, 2009:	$143,441	$68,359	$116,227	$328,027

Actual return on plan assets still held at the reporting date	2,566	7,877	10,969	21,412
Purchases, sales, and settlements	—	—	—	—

Ending balance at December 31, 2010:	$146,007	$76,236	$127,196	$349,439

  Cash Flows

        Contributions:    Intrepid expects to contribute approximately $156,000 to the Pension Plan in 2011.

        Estimated future benefit payments:    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2011	$171,000
2012	182,000
2013	202,000
2014	236,000
2015	253,000
Years 2016 - 2020	1,384,000

Note 17—PROPERTY INSURANCE SETTLEMENTS

        In April 2006, a wind-shear struck the product warehouse at the East mine in Carlsbad, New Mexico. The warehouse had an insignificant book value. Damage to the warehouse, damage to the product stored in the warehouse, and alternative handling and storage costs were covered by Intrepid's insurance policies at replacement value, less a $1 million deductible. Through December 31, 2010, Intrepid had received $34.1 million of insurance settlement payments on the related claim; $11.7 million of this amount has been recorded as "deferred insurance proceeds" on the balance sheet at December 31, 2010, pending the insurer's final agreement to the related claims. The previous receipts of $22.4 million net of property losses were recognized as "Insurance settlements from property and business losses" in 2008 and prior periods, as they represented final settlements with the insurer. Subsequent to year-end, Intrepid reached a final settlement in principle with the insurer related to this claim and, subject to the parties finalizing a written agreement memorializing the settlement, Intrepid expects to recognize in income the deferred insurance proceeds amount in 2011.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—RELATED PARTIES

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

        An entity known as BH Holdings LLC ("BH"), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with Intrepid to allow Intrepid use of an aircraft owned by BH for Intrepid business purposes. Additionally, in January 2009, a dry-lease arrangement by and between Intrepid and Intrepid Production Holdings LLC ("IPH"), which is indirectly owned by Mr. Jornayvaz, became effective to allow Intrepid use of an aircraft owned by IPH for Intrepid business purposes. Both dry-lease rates and dry-lease arrangements were approved by Intrepid's Audit Committee.

        In the year ended December 31, 2010, 2009, and the period from April 25, 2008, through December 31, 2008, Intrepid incurred dry-lease charges of $200,000, $330,000 and $292,000, respectively, for BH. As of December 31, 2010, and December 31, 2009, accounts payable balances due to BH were $27,000 and $67,000, respectively. In the year ended December 31, 2010, and 2009, Intrepid incurred dry-lease charges of $542,000 and $687,000, respectively, for IPH. As of December 31, 2010, and 2009, the accounts payable balance due to IPH was $17,000 and $23,000.

        Transition Services Agreement and Surface Use Easement Agreements—On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures. Effective March 26, 2010, the term of the Transition Services Agreement was extended until April 24, 2011.

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

receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies.

        In 2010, 2009, and 2008, one distributor customer accounted for 14.2 percent, 7.7 percent, and 5.4 percent, respectively, of our sales; we also had one additional distributor customer who accounted for 9.5 percent, 7.4 percent and 10.5 percent of sales, respectively. Although Intrepid considers its relationship with these customers to be very important, Intrepid does not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results.

        All assets reside in the United States, with the exception of approximately $29,000 of Trio® inventory held in Ontario, Canada at December 31, 2009. Over 91 percent of our sales in each of the three years ended December 31, 2010, 2009, and 2008 are to customers located in the United States.

        Intrepid maintains cash accounts with several financial institutions. At times the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 20—QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Intrepid Potash, Inc.
	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
2010:
Sales	$96,156	$91,471	$64,318	$107,359
Cost of Goods Sold	$49,182	$53,812	$41,416	$67,253
Costs Associated with Abnormal Production	$—	$—	$—	$470
Gross Margin	$37,646	$26,808	$14,741	$26,876
Net Income	$18,178	$11,659	$3,602	$11,846
Earnings Per Share, Basic	$0.24	$0.16	$0.05	$0.16
Earnings Per Share, Diluted	$0.24	$0.16	$0.05	$0.16

	Intrepid Potash, Inc.
	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
2009:
Sales	$73,061	$66,449	$73,392	$88,901
Cost of Goods Sold	$36,878	$30,035	$26,596	$34,313
Costs Associated with Abnormal Production	$9,367	$5,784	$5,179	$1,195
Gross Margin	$16,661	$22,900	$35,397	$47,157
Net Income	$6,705	$9,520	$14,436	$24,681
Earnings Per Share, Basic	$0.09	$0.13	$0.19	$0.33
Earnings Per Share, Diluted	$0.09	$0.13	$0.19	$0.33

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

        The following unaudited pro forma consolidated statements of operations for the year ended December 31, 2008, present the consolidated results of operations of Intrepid assuming the Formation Transactions (including the IPO, the transactions under the Exchange Agreement, and the Formation Distribution) and the amendment to the senior credit facility transactions, all of which are discussed in detail in this Annual Report on Form 10-K, occurred at the beginning of the fiscal periods indicated below. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on Intrepid's operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company, the impact of any stock-based compensation, and do not include the implied interest income accrued on the cash proceeds related to the IPO. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

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

Pro Forma Consolidated Statements of Operations (Unaudited)

Year Ended December 31, 2008

(In thousands, except share and per share amounts)

	Intrepid Potash Inc.	Intrepid Mining LLC (Predecessor)
	Period from April 25, 2008, through December 31, 2008	Period from January 1, 2008, through April 24, 2008	Pro Forma Adjustments		Pro Forma Adjusted for the Year ended December 31, 2008
Sales	$305,914	$109,420	$—		$415,334
Less:
Freight costs	10,780	12,359	—		23,139
Warehousing and handling costs	5,760	2,235	—		7,995
Cost of goods sold	103,816	48,647	546	(1)	153,009

Gross Margin	185,558	46,179	(546)		231,191
Selling and administrative	22,832	6,034	2,973	(1)	31,839
Accretion of asset retirement obligation	458	198	—		656
Other	1,190	5	—		1,195

Operating Income	161,078	39,942	(3,519)		197,501
Other Income (Expense)
Interest expense, including derivatives	(3,160)	(2,456)	2,038	(2)	(3,578)
Interest income	1,005	23	—		1,028
Insurance settlements from property and business losses	(52)	6,998	—		6,946
Other income (expense)	(1,106)	(14)	—		(1,120)

Income Before Income Taxes	157,765	44,493	(1,481)		200,777
Income Tax (Expense) Benefit	(59,592)	4	(17,050	)(3)	(76,638)

Net Income	$98,173	$44,497	$(18,531)		$124,139

Weighted Average Shares Outstanding:
Basic	74,843,139		—	(4)	74,843,139

Diluted	74,988,292		54,949	(4)	75,043,241

Earnings Per Share:
Basic	$1.31				$1.66

Diluted	$1.31				$1.65

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