Form 10-Q
period 2011-03-31
Intrepid Potash, Inc.
filed 2011-05-05
CIK 1421461

Use these links to rapidly review the document
INTREPID POTASH, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2011, 75,187,997 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

 INTREPID POTASH, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$69,230	$76,133
Short-term investments	38,669	45,557
Accounts receivable:
Trade, net	38,062	23,767
Other receivables	2,415	1,161
Refundable income taxes	3,524	6,543
Inventory, net	49,292	48,094
Prepaid expenses and other current assets	3,065	4,016
Current deferred tax asset	4,906	3,551

Total current assets	209,163	208,822

Property, plant, and equipment, net of accumulated depreciation of $74,191 and $66,615, respectively	305,084	285,920
Mineral properties and development costs, net of accumulated depletion of $8,865 and $8,431, respectively	33,822	34,372
Long-term parts inventory, net	7,365	7,121
Long-term investments	34,371	21,298
Other assets	5,211	5,311
Non-current deferred tax asset	249,305	266,040

Total Assets	$844,321	$828,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$16,151	$17,951
Related parties	39	126
Accrued liabilities	18,469	17,153
Accrued employee compensation and benefits	7,110	8,597
Other current liabilities	1,322	1,578

Total current liabilities	43,091	45,405

Asset retirement obligation	9,669	9,478
Deferred insurance proceeds	—	11,700
Other non-current liabilities	4,169	4,460

Total Liabilities	56,929	71,043

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,154,388 and 75,110,875 shares outstanding at March 31, 2011, and December 31, 2010, respectively	75	75
Additional paid-in capital	560,926	559,675
Accumulated other comprehensive loss	(681)	(702)
Retained earnings	227,072	198,793

Total Stockholders' Equity	787,392	757,841

Total Liabilities and Stockholders' Equity	$844,321	$828,884

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
Sales	$104,978	$107,359
Less:
Freight costs	7,991	9,766
Warehousing and handling costs	3,277	2,725
Cost of goods sold	51,991	67,253
Costs associated with abnormal production	—	470
Other	502	269

Gross Margin	41,217	26,876
Selling and administrative	6,871	6,613
Accretion of asset retirement obligation	191	176
Insurance settlements from property and business losses	(12,500)	—
Other	41	168

Operating Income	46,614	19,919
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(113)	(555)
Interest income	370	96
Other income	259	47

Income Before Income Taxes	47,130	19,507
Income Tax Expense	(18,851)	(7,661)

Net Income	$28,279	$11,846

Weighted Average Shares Outstanding:
Basic	75,131,142	75,043,826

Diluted	75,263,447	75,131,530

Earnings Per Share:
Basic	$0.38	$0.16

Diluted	$0.38	$0.16

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	75,110,875	$75	$559,675	$(702)	$198,793	$757,841
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	16	—	16
Unrealized gain on investments held for sale	—	—	—	5	—	5
Net income	—	—	—	—	28,279	28,279

Total comprehensive income						28,300

Stock-based compensation	—	—	1,112	—	—	1,112
Issuance of common stock upon exercise of stock options	11,346	—	254	—	—	254
Excess income tax benefit from stock-based compensation	—	—	372	—	—	372
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	32,167	—	(487)	—	—	(487)

Balance, March 31, 2011	75,154,388	$75	$560,926	$(681)	$227,072	$787,392

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$28,279	$11,846
Deferred income taxes	15,380	4,533
Insurance settlements from property and business losses	(12,500)	—
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	8,533	6,539
Stock-based compensation	1,112	987
Unrealized derivative gain	(321)	(89)
Other	492	181
Changes in operating assets and liabilities:
Trade accounts receivable	(14,295)	(7,613)
Other receivables	(454)	(136)
Refundable income taxes	3,019	4,835
Inventory	(1,442)	19,821
Prepaid expenses and other assets	951	861
Accounts payable, accrued liabilities and accrued employee compensation and benefits	190	(4,702)
Other liabilities	(320)	(1,248)

Net cash provided by operating activities	28,624	35,815

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(28,603)	(13,950)
Additions to mineral properties and development costs	(542)	—
Purchases of investments	(22,299)	(11,636)
Proceeds from investments	15,778	486

Net cash used in investing activities	(35,666)	(25,100)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(487)	(240)
Excess income tax benefit from stock-based compensation	372	64
Proceeds from exercise of stock options	254	—

Net cash provided by (used in) financing activities	139	(176)

Net Change in Cash and Cash Equivalents	(6,903)	10,539
Cash and Cash Equivalents, beginning of period	76,133	89,792

Cash and Cash Equivalents, end of period	$69,230	$100,331

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest, including settlements on derivatives	$309	$576

Income taxes	$93	$(1,771)

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities can be utilized to fill customer orders, in a manner designed to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall productions costs are monitored centrally. Intrepid has one reporting segment, the extraction, production and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at March 31, 2011, and for all periods presented.

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

        Intrepid had entered into interest rate derivative instruments when it had outstanding debt in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These instruments were entered into prior to Intrepid's initial public offering in April 2008. These items have not been designated as an accounting hedge; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

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

        Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. The determination of Intrepid's proven and probable reserves is based on extensive drilling, sampling, mine modeling, and mineral recovery, and the economic feasibility of accessing the reserves. The price sensitivity of reserves depends upon several

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimates utilize the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recoveries of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid's mineral leases, including royalties payable, are subject to periodic readjustment by the state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid's results of operations and financial position.

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

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended March 31, 2011, and 2010, a weighted average of 13,962 and 119,994 non-vested shares of restricted common stock and 115,245 and 114,734 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three months ended
	March 31, 2011	March 31, 2010
Net income	$28,279	$11,846

Basic weighted average common shares outstanding	75,131	75,044
Add: Dilutive effect of non-vested restricted common stock	78	72
Add: Dilutive effect of stock options outstanding	54	16

Diluted weighted average common shares outstanding	75,263	75,132

Earnings per share:
Basic	$0.38	$0.16

Diluted	$0.38	$0.16

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes the fair value of Intrepid's cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Cash	$1,268	$72
Commerical paper	50,047	54,655
Money market and money market funds	17,915	21,406

Total cash and cash equivalents	$69,230	$76,133

Corporate bonds	$26,580	$31,494
Convertible corporate bonds	4,377	4,346
Certificates of deposit and time deposits	7,712	9,717

Total short-term investments	$38,669	$45,557

Corporate bonds	$34,124	$20,578
Certificates of deposit and time deposits	247	720

Total long-term investments	$34,371	$21,298

Total cash, cash equivalents and investments	$142,270	$142,988

        As of March 31, 2011, Intrepid held $4.4 million of convertible corporate bonds which are classified as available-for-sale. As of March 31, 2011 and 2010, Intrepid's available-for-sale investments had gross unrealized gains of approximately $59,000 and zero, respectively. The fair value of Intrepid's held-to-maturity investments at March 31, 2011, and December 31, 2010, approximated their carrying amounts.

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of March 31, 2011, and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Product inventory	$26,912	$24,398
In-process mineral inventory	8,922	11,160
Current parts inventory	13,458	12,536

Total current inventory	49,292	48,094
Long-term parts inventory	7,365	7,121

Total inventory	$56,657	$55,215

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY (Continued)

average cost or estimated net realizable value assessment of our product inventory of standard-sized Trio®, Intrepid recorded impairment charges of approximately $0.5 million and $0.3 million in the three months ended March, 31, 2011, and 2010, respectively. In the three months ended March 31, 2010, Intrepid recorded a charge of $0.5 million related to abnormal production.

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Buildings and plant	$61,931	$55,462
Machinery and equipment	205,533	190,662
Vehicles	8,026	8,015
Office equipment and improvements	13,409	13,333
Ponds and land improvements	7,657	6,802
Construction in progress	82,456	77,998
Land	263	263
Accumulated depreciation	(74,191)	(66,615)

	$305,084	$285,920

Mineral properties and development costs	$42,118	$42,288
Construction in progress	569	515
Accumulated depletion	(8,865)	(8,431)

	$33,822	$34,372

        "Mineral properties and development costs" include accumulated costs of approximately $1.4 million as of March 31, 2011, and December 31, 2010, associated with the presently idled HB Solar Solution Mine which is being converted to a solar solution mine. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management ("BLM") and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution Mine also includes approximately $27.5 million and $26.7 million as of March 31, 2011, and December 31, 2010, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010
Depreciation	$7,807	$5,882
Depletion	442	426
Amortization	93	55
Accretion	191	176

Total	$8,533	$6,539

Note 8—DEBT

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank and provides a revolving credit facility of $125 million. The senior credit facility expires in March 2012. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross collateralized between Intrepid and certain of its subsidiaries. There were no amounts outstanding under the senior credit facility as of March 31, 2011, or December 31, 2010.

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

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010
Asset retirement obligation—beginning of period	$9,478	$8,619
Changes in estimated obligations	—	10
Accretion of discount	191	176

Total asset retirement obligation—end of period	$9,669	$8,805

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

        The undiscounted amount of the asset retirement obligation is $32.7 million as of March 31, 2011, and there are no significant payments expected to take place in the next five years.

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

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of March 31, 2011, there were a total of 233,385 shares of non-vested restricted common stock outstanding and 363,940 outstanding stock options. As of March 31, 2011, there were approximately 4.1 million shares of common stock available for issuance under the 2008 Plan.

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

        Through March 31, 2011, there have been multiple grants of non-vested restricted common stock. Awards have been made from time to time to existing and newly hired employees and are approved by the Compensation Committee of the Board of Directors. Awards made in connection with the initial public offering and upon hiring of selected individuals have had vesting schedules that vary between a two to four-year vesting schedule. The Compensation Committee of Intrepid's Board of Directors has also approved awards of restricted common stock to Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the awards of restricted common stock awards was $0.8 million for both the three months ended March 31, 2011, and 2010. Such amounts were net of estimated forfeiture adjustments. As of March 31, 2011, there was $5.4 million of

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2014.

        A summary of Intrepid's restricted common stock activity for awards that have not yet vested for the period from December 31, 2010, to March 31, 2011, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	217,794	$27.96
Granted	61,585	35.80
Vested	(45,056)	23.33
Forfeited	(938)	31.51

Non-vested restricted common stock, at end of period	233,385	$30.90

  Non-qualified Stock Options

        Under the 2008 Plan, the Compensation Committee of Intrepid's Board of Directors approves the award of non-qualified stock options to Intrepid's executive management and other selected employees under an annual awards program. One-third of each stock option award vests on each of the three anniversary dates of the grant. In measuring compensation expense for these grants of options, Intrepid estimated the fair value of the awards on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

        The following assumptions were used to compute the weighted average fair value of options granted in the periods presented:

	Three months ended
	March 31, 2011	March 31, 2010
Risk free interest rate	2.6%	2.7%
Dividend yield	—	—
Estimated volatility	56.6%	56.7%
Expected option life	6 years	6 years

        Intrepid's computation of the estimated volatility above is based on the historical volatility of its own common stock since the initial public offering as well as the volatility of three peer companies' common stock over the expected option life. The peer companies selected had volatility that was correlated to Intrepid's common stock from the date of the initial public offering to the dates of grant. These proxies were utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to exercise or expiration, giving consideration to the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

        For the three months ended March 31, 2011, and 2010, Intrepid recognized stock based compensation related to stock options of approximately $0.3 million and $0.2 million, respectively. As of March 31, 2011, there was $3.3 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. A summary of Intrepid's stock option activity for the three months ended March 31, 2011, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	273,851	$22.69			$10.69
Granted	102,196	35.69			19.59
Exercised	(11,346)	22.41			10.13
Forfeited	(761)	30.91			17.00

Outstanding non-qualified stock options, at end of period	363,940	$26.33	$3,176,919	8.8	$13.19

Vested or expected to vest, end of period	355,626	$26.19	$3,153,313	8.7	$13.09

Exercisable non-qualified stock options, at end of period	133,671	$21.96	$1,719,626	8.2	$9.82

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11—INCOME TAXES

        For the three months ended March 31, 2011, income tax expense was $18.9 million and the effective tax rate was 40.0 percent. For the three months ended March 31, 2010, income tax expense was $7.7 million and the effective tax rate was 39.3 percent. Intrepid's effective income tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three months ended March 31, 2011, and 2010, differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the estimated

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

effects of the domestic production activities deduction and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands).

	Three months ended
	March 31, 2011	March 31, 2010
Current portion of income tax expense	$3,485	$3,128
Deferred portion of income tax expense	15,366	4,533

Total income tax expense	$18,851	$7,661

        At March 31, 2011, there were no material uncertain tax positions that would impact Intrepid's effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—In 2004, Intrepid entered into a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for export potash sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.

        In 2004, Intrepid entered into a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced from Intrepid's Wendover, UT facility with the exception of up to 15,000 tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Intrepid is also entitled to certain adjustments in the sales price to ESI based on the final sales price ESI receives from its customers, as defined by the agreement. Such adjustments in sales price are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits & Surety Bonds—As of March 31, 2011, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $2.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the consolidated balance sheets, and $6.2 million was secured by surety bonds issued by an insurer.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical claims liability included in accrued liabilities was approximately $1.1 million as of March 31, 2011, and $1.2 million as of December 31, 2010.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—Intrepid is involved from time to time in litigation arising in the normal course of business. Intrepid has determined that there are no material claims outstanding as of March 31, 2011.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2011	$1,262
For the three months ended March 31, 2010	$1,734

        Refundable Credit—During the fourth quarter of 2009, Intrepid applied for a refundable credit of approximately $4.5 million with a state taxing authority, and the application is currently being audited by the state. No amounts associated with this potential credit, or potential cash receipt amounts related to this state filing, have been included in Intrepid's consolidated financial statements as of and for the three months ended March 31, 2011 or 2010.

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

Interest Rates

        Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Forward LIBOR-based contracts reduced the predecessor's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering in April 2008, it has not yet closed its positions in the derivative financial instruments that were also assumed from the predecessor.

        A tabular presentation of the outstanding interest rate derivatives as of March 31, 2011, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheets as of (in thousands):

	March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,308	Other current liabilities	$1,399
Interest rate contracts	Other non-current liabilities	710	Other non-current liabilities	939

Total derivatives not designated as hedging instruments	Net liability	$2,018	Net liability	$2,338

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statements of operations for the periods presented (in thousands):

		Three months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	March 31, 2011	March 31, 2010
Interest rate contracts:
Realized loss	Interest expense	$(348)	$(546)
Unrealized gain	Interest expense	321	89

Total gain (loss)	Interest expense	$(27)	$(457)

        See footnote titled Fair Value Measurements for a description of how the estimated fair value of the above financial instruments is determined.

Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities and therefore, credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at March 31, 2011, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at March 31, 2011.

Note 14—FAIR VALUE MEASUREMENTS

        Intrepid applies the provisions of the FASB's Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, as defined as an exit price, in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(2,018)	$—	$(2,018)	$—

Investments
Available-for-sale securities	$4,377	$—	$4,377	$—

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

adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of March 31, 2011, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 15—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $156,000 to the Pension Plan in 2011, $29,000 of which has been paid through March 31, 2011.

INTREPID POTASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	49	51
Expected return on assets	(49)	(42)
Amortization of transition obligation/(asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial loss	25	21

Net periodic benefit cost	$25	$30

Note 16—RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS

        In the three months ended March 31, 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the three months ended March 31, 2011. There was no cash impact associated with this event in the three months ended March 31, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, and the final insurance payment of approximately $0.8 million was paid to Intrepid in April 2011.

Note 17—RELATED PARTIES

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

Note 17—RELATED PARTIES (Continued)

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

        In the three months ended March 31, 2011, and 2010, Intrepid incurred dry-lease charges of approximately $135,000 and $40,000, respectively, for BH. As of March 31, 2011, and December 31 2010, accounts payable balances due to BH were zero and $27,000, respectively. In the three months ended March 31, 2011, and 2010, Intrepid incurred dry-lease charges of approximately $79,000 and $177,000, respectively, for IPH. As of March 31, 2011, and December 31, 2010, accounts payable balances due to IPH were zero and $17,000, respectively.

        Transition Services Agreement and Surface Use Easement and Water Purchase Agreements —On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement, which has been extended until April 24, 2013. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures.

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio®; operational difficulties at our facilities that limit production of our products; interruptions in railcar or truck transportation services; the ability to hire and retain qualified employees; changes in demand and/or supply for potash or Trio®; changes in our reserve estimates; our ability to successfully execute the projects that are essential to our business strategy, including, but not limited to, the development of the HB Solar Solution Mine as a solution mine and the further development of our langbeinite recovery assets; weather risks affecting net evaporation rates at our solar solution mining operations; changes in the prices of raw materials, including, but not limited to, the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; obtaining permitting from applicable federal and state agencies related to the construction and operation of assets; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in use by the oil and gas industry of potash products in drilling operations; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption and 9.3 percent of annual U.S. consumption. We are one of two producers of sulfate of potash magnesia, a low-chloride fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.

        Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our sales are focused on the agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, across the United States, with a focus on areas with specific nutrient requirements. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. We manage our sales and marketing operations centrally which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all of which is designed to realize the highest net realized sales price to Intrepid. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons.

        We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We have an active capital investment program that includes investment in process recovery projects such as our Langbeinite Recovery Improvement Project, as well as several projects to increase market flexibility via increased granulation capacity, including our recently completed compaction project in Moab and our planned expansions of compaction capacity in Wendover and at our North facility. In addition, we are actively developing the HB Solar Solution Mine, which is an idled potash mine that we are in the process of permitting to reopen as a solution mine that will utilize solar evaporation techniques in the production of potash. We also have additional opportunities to develop mineralized deposits of potash in New Mexico which could include the reopening of the North Mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.

        We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website address is www.intrepidpotash.com.

Recent Events and Market Trends

  Potash

        The majority of our revenues and gross margin are derived from the production and sales of potash. The percentages of our net sales, which we calculate as gross sales less freight costs, and gross margin, excluding costs associated with abnormal production and inventory impairments, derived from potash sales were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
For the three months ended March 31, 2011	89%	100%
For the three months ended March 31, 2010	88%	96%

        Our net income in the first quarter of 2011 was $28.3 million, or $0.38 per share with cash flows from operations of $28.6 million. We had capital investments of $26.9 million in the first quarter of 2011 and ended the quarter with $142.3 million of cash and investments with no debt outstanding. Our production volumes of potash and Trio® increased to a combined 265,000 tons in first quarter of 2011 from 229,000 in the first quarter of 2010 as we were at full operating levels, including the seasonal production from our Moab, UT facility, in the first quarter of 2011.

        During the first quarter of 2011, sales demand for potash was consistent with our expectations. The sales levels in the first quarter of 2011 were 196,000 tons of potash and 52,000 tons of Trio® as compared to 243,000 tons of potash and 70,000 tons of Trio® in the first quarter 2010. The reduced 2011 sales volumes reflected the effect of the more robust application levels of potash in 2010 that followed the significant decreased application levels during 2009. Our Trio® sales volumes were impacted negatively in 2011 by the relatively low production levels of granular-sized Trio® during the first part of the quarter which was caused by low recoveries of product from the processing circuit. During the first quarter of 2010, we saw a return in agricultural demand to more historically normal levels during 2010 with increases in sales volumes for the spring 2010 application season. The level of potash and Trio® sales in the first quarter of 2010 was robust, as farmers had not applied as much fertilizer in the 2009 season due to the unfavorable market conditions, and subsequently increased application rates in the spring of 2010. In the first quarter of 2011, certain areas in our primary markets have experienced poor weather conditions and, as such, the spring application season has been delayed in those areas relative to 2010. In addition, as weather conditions were favorable late into last fall, farmers applied nutrients at that time in anticipation of the 2011 planting season. We have experienced an improvement in potash pricing through the fall of 2010 and into the spring of 2011, as crop economics for U.S. farmers strengthened overall. Crop prices, which are driving the strong crop economics, moved up significantly during the second half of 2010 and have remained relatively stable in the first quarter of 2011 due to continued strong demand for grains worldwide. Further, downward revisions in crop yields by the United States Department of Agriculture ("USDA") have resulted in predictions of decreased world grain stocks from 488.7 million metric tons for 2010 to 435.6 million metric tons for 2011. This downward revision in crop yields coupled with historically low levels of ending stocks and stock-to-use ratios for both corn and soybeans have contributed to the overall strength in the agricultural market. Current crop economics suggest that farmers are economically motivated to add incremental marginal production and acreage, which will likely require the application of additional nutrients.

        The near-term outlook at the potash producer level appears to be constructive based on several factors, including the following:

  •
  declines in stock-to-use ratios of grains in the U.S. and the world, which has driven an increase in grain commodity prices. Estimated global ending stock-to-use ratios for corn are at levels not seen in 37 years while estimated ending stock-to-use ratios for soybeans in the United States are at levels not seen since the mid-1960's;

  •
  the profitability outlook for farmers across different commodity types;

  •
  the low chance of price shocks from nitrogen which can be attributed to the relatively flat natural gas forward curve; and

  •
  dealers and distributors focusing on maintaining adequate product levels to satisfy farmer demand and their willingness to exit the spring season with some inventory as they look forward to the fall application season.

        Industrial demand for our standard-sized potash increased in the first quarter of 2011 over the same period in 2010, as we sold 25 percent more in industrial sales volumes compared to the same period in 2010. We expect that industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activity. However, sales demand for our standard-sized product remains below the levels experienced during 2007 and 2008 due to continued relatively lower levels of oil and gas drilling in the geographic markets served by our Utah facilities. In addition, some drillers have switched to alternatives to standard-sized potash or have attempted to forego the use of potash altogether in drilling and completing their wells in an effort to reduce costs. We believe that potash is the most effective clay-swelling inhibitor available, and we are promoting potash as the drilling fluid additive of choice in our traditional industrial markets and are working with our key customers to find ways to stimulate demand. The demand for industrial standard-sized potash used in fracture fluids varies by region, and we have experienced differences in demand for our product with respect to the markets served by our Carlsbad operations and our Utah operations. Our Carlsbad sales, which predominately serve Texas, Oklahoma, Louisiana, and New Mexico, have experienced relatively flat sales volumes of industrial standard-sized potash in comparison to the sales volumes from the first quarter of 2010. The relatively lower natural gas prices in the Rocky Mountain region have resulted in a decrease in the rig count of approximately 43 percent from the high in 2008 of the number of rigs drilling for oil and gas in the Colorado, Utah, and Wyoming areas, markets typically served by our Utah operations, which, in turn, has resulted in a lower volume of sales of standard-sized potash relative to 2007 and 2008. Consequently, we have experienced an accumulation of standard-sized potash inventory at our Utah facilities.

        As a result of the items noted above, as well as our strategy to have more marketing flexibility to provide multiple market outlets for our products, we have begun investing in additional granulation capacity as evidenced by the successful completion of the compactor at our Moab facility and our further planned investments in additional granulation capacity. In addition, we have taken shorter term actions, such as incentivizing sales of industrial standard-sized product from our Utah locations in an effort to reduce those inventory levels and balancing industrial sales between our Utah and New Mexico production facilities. The new compactor at Moab is designed to provide granular-sized capacity in excess of our anticipated production levels, allowing us to modify our production mix of granular-sized and standard-sized potash, as needed, to meet demand in the agricultural, industrial, and feed markets that we serve. The new Moab compactor was placed into service in December 2010 and has been operating as expected. We anticipate further enhancing our marketing flexibility through our plans to construct a new compactor at our Wendover facility that will provide us the capacity to granulate an amount of product greater than the average annual historical production levels from the Wendover facility beginning in 2012. The feed component of our sales stayed relatively flat from year to year, however the percentage of our overall sales into this market increased in 2011 relative to other markets, primarily as a result of lower sales volumes into the agricultural market. The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
For the three months ended March 31, 2011	80%	13%	7%
For the three months ended March 31, 2010	86%	8%	6%

        As a result of both supply and demand trends in the general market for potash, as well as crop prices trending upwards, including prices for corn, soy beans, rice, potatoes, hay, cotton, barley, sugar beets and virtually all agricultural commodities, potash prices increased during the first quarter of 2011 on a trend basis from the last two quarters of 2010. Over the long-term, we believe that domestic consumption of fertilizers will remain at historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 8 percent through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors.

  Trio®

        Our Trio® product is marketed both domestically and internationally. In contrast, virtually all of our potash is sold in the United States. The mix of our U.S. and export Trio® sales volumes has changed as domestic demand has remained strong for granular-sized Trio® product, while the export market for our standard-sized Trio® product has lagged the strong results experienced in 2007 and 2008. We remain selective in selling into the export market as domestic product sales of granular Trio® yield a higher average net realized sales price. International standard Trio® customers are slowly converting to granular customers as the technology for spreading fertilizer develops internationally. We expect that future growth in Trio® demand will be primarily for granular-sized product. During the first quarter of 2011, 13 percent of our gross sales dollars were related to Trio®, and, of that 13 percent, 31 percent were export sales, resulting in less than five percent of our overall gross sales being sold outside the United States. The percentages of our Trio® sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods.

	United States	Export
Trio® only
For the three months ended March 31, 2011	63%	37%
For the three months ended March 31, 2010	83%	17%

        We began producing and selling langbeinite in late 2005 and have been marketing it as Trio® since 2007. Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. We are focusing our marketing efforts on increasing the awareness of the benefits of Trio® and working to grow the overall Trio® market. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Despite lower available tons of granular-sized Trio®, the sales of our granular-sized Trio® product continued to be solid during the first quarter of 2011 as we sold through our available inventory. The lower availability of product was due to lower than expected recovery levels experienced in recent quarters. We placed an emphasis on restoring recovery levels, by reviewing operating practices against original design specifications, reviewing process equipment selection and operating parameters, improving maintenance practices, and stabilizing process conditions with minor instrumental modification. As a result of these activities, recoveries of Trio® began to increase beginning in March 2011, and the increased recoveries have continued to date.

        As noted, demand for Trio® continues to be robust and even with the recent improvement in our recoveries of granular Trio®, we expect that granular-sized Trio® sales demand will exceed our production capabilities for the next few quarters, resulting in the need to sell our granular-sized product on an allocated basis ahead of the completion of our enhanced recovery and granulation projects associated with Trio®. In March 2011, we received the necessary construction permit for the dense media separation plant of our Langbeinite Recovery Improvement Project and we have begun construction on this plant. We have also received notice that the application for the permit for the granulation plant within the Langbeinite Recovery Improvement Project has been declared administratively complete and we plan to commence construction of this plant immediately upon receipt of the associated permit. With the addition of the granulation plant, we will produce a prilled or granular-sized particle that will supplement our granular-sized production capacity resulting in our ability to granulate all of our anticipated Trio® production. The overall Langbeinite Recovery Improvement Project is designed to increase our recoveries of langbeinite from the current design recovery rates of approximately 30-35 percent to approximately 50 percent, and at the same time, reduce our freshwater usage in the production of Trio®.

        During the first quarter of 2011, our average net realized sales price of Trio® was negatively impacted by the sales of standard-sized Trio® into the export market. The Langbeinite Recovery Improvement Project is expected to not only increase our overall Trio® production but will also allow us the capability to produce all of our Trio® in the higher value granular form. This will provide us with the opportunity to sell more granular Trio® which currently commands a higher sales price than standard Trio®. The average net realized price for our granular-sized Trio® sold in the United States is approximately $55 to $60 higher than the average net realized price of our standard product sold in the export markets. Even with the increase in our domestic granular price for Trio® that occurred during the quarter, our overall average net realized price for Trio®, including both granular and standard-sized product, decreased as compared to the fourth quarter of 2010 because of the mix of product sold. As our current finishing process for Trio® does not allow us to selectively produce granular or standard-sized product, we continue to make these lower priced export sales of standard-sized Trio to reduce inventory levels of this product so that we can continue to supply the higher-value granular-sized Trio® product to the domestic market.

  Rail Transportation Interruption

        On April 13, 2011, we were notified by Southwestern Railroad Inc. ("Southwestern Railroad") that a railcar derailment (the "Derailment") had occurred on a railroad line operated by the Southwestern Railroad approximately 25 miles north of Carlsbad, New Mexico. The Derailment destroyed a number of railcars that were loaded with Intrepid products which were in transit to Intrepid customers. This short-line track operated by Southwestern Railroad services the Carlsbad Basin and is the sole railroad line into and out of the Carlsbad Basin. In connection with the Derailment, a railroad bridge was destroyed. As a result, this railroad line was not operational for 17 days during which time we were not able to ship products to our customers by rail from our New Mexico operations. During this time period, the Derailment delayed us from making certain sales and timely deliveries to certain of our customers by rail. We have resumed shipments by rail from our New Mexico operations and we do not expect that the Derailment will have a material adverse effect on our future operating results and financial condition.

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

	Three months ended
			Change between Periods
	March 31, 2011	March 31, 2010		% Change
Production volume (in thousands of tons):
Potash	234	172	62	36%

Langbeinite	31	57	(26)	(46)%

Sales volume (in thousands of tons):
Potash	196	243	(47)	(19)%

Trio®	52	70	(18)	(26)%

Gross sales (in thousands):
Potash	$91,351	$91,375	$(24)	—%
Trio®	13,627	15,984	(2,357)	(15)%

Total	104,978	107,359	(2,381)	(2)%
Freight costs (in thousands):
Potash	4,883	5,379	(496)	(9)%
Trio®	3,108	4,387	(1,279)	(29)%

Total	7,991	9,766	(1,775)	(18)%
Net sales (in thousands):
Potash	86,468	85,996	472	1%
Trio®	10,519	11,597	(1,078)	(9)%

Total	$96,987	$97,593	$(606)	(1)%

Potash statistics (per ton):
Average net realized sales price	$442	$354	$88	25%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	166	199	(33)	(17)%
Depreciation, depletion, and amortization	29	24	5	21%
Royalties	16	13	3	23%

Total potash cost of goods sold	211	236	(25)	(11)%

Warehousing and handling costs	13	9	4	44%

Average potash gross margin (exclusive of costs associated with abnormal production)	$218	$109	$109	100%

Trio® statistics (per ton):
Average net realized sales price	$204	$167	$37	22%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	160	119	41	34%
Depreciation, depletion, and amortization	23	17	6	35%
Royalties	10	8	2	25%

Total Trio® cost of goods sold	193	144	49	34%

Warehousing and handling costs	14	9	5	56%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$(3)	$14	$(17)	(121)%

*
On a per ton basis, by-product credits were $6 and $8 for the first quarter of 2011, and 2010, respectively. By-product credits were $1.3 million and $2.0 million for the first quarter of 2011, and 2010, respectively. Costs associated with abnormal production were zero and $0.5 million for the first quarter of 2011, and 2010, respectively.

Operating Highlights

        Income before income taxes for the first quarter of 2011 and 2010 was $47.1 million and $19.5 million, respectively. The increase in the comparable periods resulted from a higher average net realized sales price per ton of both potash and Trio® and an improvement in gross margin, partially offset by lower sales volumes. We sold 196,000 tons and 52,000 tons of potash and Trio®, respectively, in the first quarter of 2011, as compared to 243,000 and 70,000 tons in the first quarter of 2010. We experienced solid sales levels at the higher prices and overall lower per unit costs of goods sold. Income in the first quarter of 2011 also increased due to the final settlement of an insurance claim, related to the completion of the reconstruction of the East facility warehouses. As weather conditions were favorable late into last fall, farmers applied some nutrients at that time in anticipation of the 2011 planting season. On a comparable basis, the levels of potash and Trio® sales in the first quarter of 2010 were robust and above normal historical demand levels for the first quarter of a year, as farmers had not applied as much fertilizer in the 2009 season due to the unfavorable economic conditions, and subsequently increased application rates in the spring of 2010.

        Our average net realized sales price of potash was $442 per ton in the first quarter of 2011, as compared to $354 per ton in the first quarter of 2010. The increase in our average net realized sales price was the result of an improved just-in-time truck market coupled with the overall strength of crop prices across a spectrum of commodities resulting in improved farmer economics, which in turn increased the demand for balanced fertilization as farmers seek to maximize yields. Our average potash gross margin as a percentage of net sales increased to 49 percent for the first quarter of 2011, as compared to 30 percent in the first quarter of 2010, including costs associated with abnormal production, and was largely attributable to the increased average net realized sales price and lower per unit cost of goods sold. In the first quarter of 2011, we had no abnormal production costs, thus our cash operating cost of goods sold, net of by-product credits, for potash was $166 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $199 per ton, and the expensing of $0.5 million of costs related to abnormal production for potash in the first quarter of 2010.

        Our production volume of potash in the first quarter of 2011 was 234,000 tons, or 62,000 tons more than in the same period of 2010. Our production was higher in 2011 primarily due to the return to full production levels beginning in November of 2010 as we returned to full staffing levels at our facilities at that time following the market driven production reductions that occurred in 2009 through the first half of 2010. In addition, the benefit of the 2010 capital investments was evident as higher production was available from the additional mining panels in Carlsbad. The benefit of the seasonal production from our Moab facility is also reflected in the quarterly production results of potash for the quarter. We increased production throughout 2010 in response to increases in market demand from the reduced levels in 2009, ending the year at similar production rates as we experienced in the first quarter of 2011. Additionally, the new compactor at Moab, which was placed into service in December 2010, was fully operational during the first quarter of 2011 allowing us maximum flexibility as to our production mix of granular-sized and standard-sized potash, as needed, based on market demand.

        We increased our average net realized sales price per ton of Trio® from $167 per ton in the first quarter of 2010 to $204 per ton in the same period of 2011, primarily due to the overall increase in potash prices, which similarly affect our Trio® pricing. In February 2011, we increased the posted price of granular-sized Trio® to $256 per ton. As demand for Trio® has resulted in our selling granular-sized product on an allocated basis, we expect to begin realizing the benefit of this price increase for our granular-sized Trio® product almost immediately, yet our average net realized sales price is affected by competitive pricing by our primary competitor and the sales of standard product into the export market. Our cash operating cost of goods sold for Trio®, net of by-product credits, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, increased $41 per ton in the first quarter of 2011 relative to the same period in 2010, due primarily to 26,000 fewer tons produced in 2011 spread over approximately the same fixed costs. Total cost of goods sold and cash operating cost of goods sold, net of by-product credits, for potash and for Trio® can be found in the "Selected Operations Data" tables above. This significant increase in cash operating cost of goods sold has reduced our Trio® average gross margin to a loss of $3 per ton for the first quarter of 2011. We expect Trio® average gross margin to be positive during the remainder of 2011 as we expect to begin to realize the impact of our announced price increase beginning in the second quarter of 2011 and expect our production costs to improve with the higher production we expect from the improved recoveries. We expect to further reduce our per ton cash cost of goods sold, due to the expected benefits from our Langbeinite Recovery Improvement Project.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales. Many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and then determine which of our production facilities can be utilized to fill these needs by considering which facility can produce and deliver the product to the customer to realize the highest net realized sales price to Intrepid.

        We continue to focus on the granulation of our potash as the demand for granular-sized product has remained strong into 2011. As a result we are running our granulation facilities at full capacity at all of our locations to meet existing orders and to prepare for the remaining spring season. The forward commodity markets for crops have remained strong, at least through the next crop cycle, which should support a continuation of strong demand in the spring of 2011. In order to service this strength in the granular-sized agricultural market, we placed a new compactor in service at our Moab facility in December 2010, which will provide us additional compaction capacity in 2011 and beyond. Part of our operating strategy is to have flexibility in our product mix in response to changing market demands. We have also begun engineering studies to increase compaction capacity at our Wendover and North facilities. We expect the increase in compaction capability at our Wendover facility beginning in 2012 and the increase in compaction capability at our North facility beginning in 2013. Until the project at Wendover is completed or we develop a market for more standard-sized product sales, we anticipate Wendover operating rates will be lower than productive capacity, but within historical ranges.

        The volume of product we sell is determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward managing inventory levels in the near term while ensuring that our balance sheet remains strong. At the same time, we recognize that the operations of our facilities are much more efficient with a steady to increasing operating rate rather than a constantly adjusting rate. Accordingly, the completion of our warehouse project at our East facility, in the first quarter of 2011, and the expansion of our Wendover warehousing capabilities are important to our business. By having adequate warehouse capacity we can maintain production levels during periods of fluctuating product demand.

At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance.

        Our profitability is directly linked to the sales price of our product, our production rates, and the resulting production costs of our products. The production costs are impacted by production rates and, to a lesser extent, the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our current operating strategy is to run our mining operations and plants at normal operating rates and therefore maintain the lower per unit production costs while at the same time focusing attention on granular-sized capacity. Our sales strategy is to seek to maximize our price by selling tonnage into markets near our facilities in New Mexico and Utah, while at the same time selling selected amounts of product into markets further from our facilities. Because of the location of our assets and the regional markets we serve, we see different market prices throughout the United States and actively manage our sales to take advantage of the pricing available in different regions.

        Domestic pricing of our products is influenced by, among other things, the pricing established by the Canadian producers and other large world producers, the interaction of global supply and demand of potash, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. With the strengthening of the commodity prices and the overall health of the agricultural sector, we increased our posted pricing of granular-sized potash to $485 per ton in the fourth quarter of 2010 which was effective November 1, 2010. We have increased our posted price of granular-sized potash to $500 per ton effective April 1, 2011, with additional $15 per ton increases taking effect May 1, 2011, and June 1, 2011, resulting in a list price of $530 per ton effective June 1, 2011. We expect the full impact of potash price increases to be realized approximately three months after the effective date as we typically have amounts of product already ordered at the time we announce a price increase. In the first quarter of 2011, we experienced an increase in our just-in-time truck sales which allowed us to realize the increased net sales price earlier. Our average net realized sales price per ton historically has been approximately between 85 and 90 percent of our posted price due to a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.

        To some degree, we consider international prices in determining the prices at which we sell our products. Generally, we benefit from a weakening U.S. dollar. In addition, due to the fact that our sales and costs are denominated in U.S. dollars, changes in the value of the U.S. dollar against other currencies have less of an effect on us compared to our competitors. The strengthening we are seeing in pricing more recently, however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability to farmers at today's commodity prices. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2011 and 2010.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2011	$442	$204
December 31, 2010	$386	$222
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under accounting principles generally accepted in the United States of America ("GAAP") with respect to inventory costing. In the three months ended March 31, 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming we had been operating at normal production rates. There was no such adjustment made in 2011 as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter.

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include direct labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, leasing costs, and plant overhead expenses. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory and production levels. Inventory levels are a function of previous period ending inventories, production rates, and sales levels. From a total dollar level in the three months ended March 31, 2011, we have seen an increase in our overall production costs as we have mined and produced more tons than the comparable period in 2010. Because of the lower per unit costs and lower volume of sales in 2011 we have seen a decrease in our cost of goods sold compared to the same period in 2010. As the production rates from our mines returned to higher levels in the three months ended March 31, 2011, as compared to 2010, our per unit costs decreased. The dollar value increase in production costs were driven principally by the increased volumes and the operating rates of our mines and mills in the three months ended March 31, 2011, as compared to the same period in 2010. Increased production volumes resulted in higher labor costs, operating supply and reagent costs.

        The East mine contains a mixed ore body comprised of muriate of potash and langbeinite. The mix of ore will impact the amount of product tons of potash and langbeinite ultimately produced from the facility, impact our production costs per ton for each product and impact our quarter-to-quarter results. Our production costs per ton are also impacted when our production levels change, such as changes in mine development and downtime for annual maintenance turnarounds, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. We anticipate normal scheduled maintenance turnarounds in 2011 at our West plant in the second quarter and at our East plant in the third quarter.

        Our cash operating cost of goods sold per ton of potash, net of $6 per ton of by-product credits, was $166 per ton in the three months ended March 31, 2011, compared to $199 per ton, net of $8 per ton of by-product credits, in the same period of 2010. Our lower per unit cash operating cost of goods sold per ton during 2011 resulted primarily from higher production rates in the three months ended March 31, 2011.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three months ended March 31, 2011, and 2010, our royalty rate was 3.9 percent and 3.7 percent, respectively. We expect that future average rates will be relatively consistent with these rates.

  Income Taxes

        We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three months ending March 31, 2011, our effective income tax rate was 40.0 percent compared to 39.3 percent during the corresponding period in 2010. Our effective income tax rate is impacted primarily by the amount of taxable income associated with each state jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        For the three months ended March 31, 2011, our total tax expense was $18.9 million. This expense was comprised of $3.5 million of current income tax expense and $15.4 million of deferred income tax expense. For the three months ended March 31, 2010, our total tax expense was $7.7 million. Total tax expense in the first three months ended March 31, 2010 was comprised of $3.1 million of current income tax expense and $4.6 million of deferred income tax expense.

        The mix of our current and deferred taxes is subject to changes in future periods. The current and deferred tax mix may change as a result of internal tax planning, and various elections provided within the tax code or changes in tax laws within the jurisdictions where we are subject to taxation.

Outlook for the Remainder of 2011

        The potash market has stabilized compared to the volatility the industry experienced in 2008 and 2009. Corn prices have increased significantly for front month delivery contracts since November 2010, and corn prices have stabilized over the past several months. Accordingly, we continue to believe that farmers should have the economic resources and motivation to replace the nutrients drawn from the soil, and in some cases, increase the nutrient levels in the soil in order to drive production yield for their crops. In addition, the overall commodity prices for grains, sugar, cotton and other commodities remain strong. Cattle and hog prices remain significantly above those from a year ago as the impact of herd liquidations has resulted in smaller herd sizes. This overall strengthening of commodity prices continues to afford an opportunity for farmer economics to improve significantly which should benefit potash producers in the form of solid demand and prices.

        The stronger potash market that emerged in 2010 allowed producers to bring back production capacity that was idled in 2008 and 2009. We expect the spring 2011 fertilizer demand season to be more in line with the spring 2010 fertilizer demand, which we believe was indicative of the historical market in North America. We expect 2011 potash demand to be in line with historical norms through the spring and fall seasons as the economics to the farmer are expected to remain favorable. We anticipate being able to realize the announced price increases as the spring application season progresses and we move into the summer months. The pricing outlook will be much more dependent upon the decisions made by the Canadian producers as they supply a significant portion of the demand in the United States. We believe that our strong balance sheet and the strong market conditions for potash will enable us to develop our strategic capital projects designed to increase production and to execute our marketing strategy to maximize margin on the potash and Trio® that we sell.

        We have seen solid early spring demand in the markets where farmers have been able to get into their fields. Weather, however, as always, will drive the timing of demand for us as the spring application season progresses. Certain areas in our primary markets have recently experienced challenging weather conditions, including severe flooding, which has delayed spring fertilizer applications in those areas. Additionally, the Texas, Oklahoma, and Kansas markets are experiencing a lack of rainfall which may have a negative impact on demand for us due to decreased consumption by farmers and ranchers in those states.

Potash Prices

        The price for potash has been and will continue to be the most significant driver of profitability for our business. As discussed earlier, prices had contracted from 2008 and 2009 levels, and the $442 per ton average net realized sales price in the first quarter of 2011 was affected by overall market demand and the increase in our just-in-time truck sales. Our average net realized sales price increased in the first quarter of 2011 sequentially from the fourth quarter of 2010 in response to strong demand and favorable commodity prices for corn and other crops. Our strategy for sales continues to emphasize having adequate product available for spots sales that are serviced by the more localized truck markets at our locations, as those tons are reflective of current posted pricing, thereby allowing us to maintain a higher average net realized price than our competitors.

        Other factors that may impact pricing for 2011 include the amount and price at which China will continue buying potash during 2011, fertilizer subsidy policy developments in India, how much demand will be satisfied at current prices, and whether increases in crop prices and other crop nutrients can be sustained. The current increase in demand in the United States has allowed us to sell down our granular-sized inventories to historically normal levels for this time of year, and we anticipate sales of granular-sized potash will correspond more closely with our production levels.

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

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long-term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, increase reliability of the facilities, increase productivity and recoveries in order to decrease per ton production costs, and increase market flexibility. In 2011, we plan to continue executing and accelerate, when appropriate, our capital strategy that is focused on additional granulation capacity, additional mining capacity, and recovery improvement projects. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor at Moab in 2010, and have plans for additional compaction capacity at our North facility, as well as at our Wendover facility. Our Langbeinite Recovery Improvement Project also includes granulation capacity for all of our Trio® production.

        As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In the three months ended March 31, 2011, we invested approximately $26.9 million in capital projects. Based on our expected pace of capital expenditures in 2011 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2011.

        Our Langbeinite Recovery Improvement Project is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing. As part of this project, we are building a plant that is expected to provide us the flexibility and capacity to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the granular-sized market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. We are committed to the expansion of our langbeinite production and to increasing our marketing efforts to educate farmers about the agronomic benefits of Trio®, and continue to actively invest in the education of the benefits of the use of our Trio® product.

        We continue to prepare for construction of the HB Solar Solution Mine, a project to develop and build a solution mine combined with solar evaporation ponds. Project cost estimates remain in the range of $120 and $130 million, of which $27.5 million has been invested to date. We expect to invest the bulk of this capital after we receive all of the necessary approvals and permits from the state and federal regulatory agencies. In July 2010, a ground water discharge permit for the HB Solar Solution Mine was approved by the New Mexico Environment Department ("NMED"). The environmental impact statement ("EIS") review being conducted by the Bureau of Land Management ("BLM") continues to progress. On April 15, 2011, the draft EIS report was released for public comment and, with this, the 60-day public comment period began. Based on the schedule provided to us by the BLM's consultant, we currently anticipate that the Record of Decision from the EIS process will be completed in the first quarter of 2012. We continue to be advised by the BLM that the timing will depend on the level and nature of comments received during the public comment period. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly and first production is expected to result approximately 18 months later, with ramp up to full production expected in the succeeding year, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.

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

        The following are a few of the projects that are slated for investment and/or completion in 2011 to improve the overall reliability of the operations and to increase productive capacity and compaction capacity:

  •
  Our Langbeinite Recovery Improvement Project is a high priority project in 2011 due to the expected increase in langbeinite production and resulting lower average operating cash cost per ton at the East facility. The total capital investment for this project is expected to be between $85 and $90 million, of which approximately $31.9 million has been invested to date and the balance is expected to be invested throughout 2011. In the first quarter of 2011, we received the necessary construction permit for the dense media separation plant, and have now commenced construction. We expect completion and commissioning of the dense media separation plant to occur during the fourth quarter of 2011. The granulation plant continues to move through the permitting process with this permit application being declared administratively complete in April 2011, and we expect to begin construction of this facility as soon as the permit is issued.

  •
  We completed engineering work for a new compaction facility in Wendover which will allow us to granulate more of our standard-size production. This project will allow us to better adapt to market demand fluctuations for our standard-sized and granular-sized potash. The project investment is approximately $15 to $19 million. Assuming timely receipt of all necessary government permits and approvals, we expect to be able to increase granular production beginning in 2012.

  •
  We have also begun engineering the expansion of our North compaction plant. We are currently evaluating different expansion options on the most effective and efficient design and scope of the North plant. We anticipate finalizing our plans for the project in 2011, and assuming timely receipt of all necessary government permits and approvals, we expect to be able to increase granular production beginning in 2013.

  •
  We plan to add new equipment, including miners, shuttle cars and conveyor systems, in order to develop new mine panels at each of our East and West mines for a total investment of approximately $14 to $16 million in 2011.

  •
  We continue to implement digital control systems and increased instrumentation at our production facilities, particularly in Carlsbad. A combined capital investment of approximately $6 to $7 million is expected for these projects in 2011.

  •
  We plan to drill two new wells at the Moab mine to increase our solution mine ore grade, which is expected to increase our average annual potash production. We expect drilling to commence during the second half of this year assuming timely receipt of permits and project completion during the first half of 2012. The total investment for this project is expected to be approximately $15 to $17 million for this project of which approximately $9 to $12 million is expected to be spent in 2011.

  •
  We completed engineering work for a new warehouse at our Wendover facility. The new warehouse will provide additional storage capacity for finished product, both standard-sized and granular-sized potash. We expect to invest approximately $3 to $4 million on this project during 2011 and expect the additional storage capacity to be in place to coincide with the completion of the new Wendover compaction facility described above.

        All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of March 31, 2011, we had cash, cash equivalents, and investments of $142.3 million, we had no debt, and we had availability of $125.0 million under our senior credit facility. Included in cash and cash equivalents were $1.3 million in cash and $67.9 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for $17.9 million and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $50.0 million. We had no losses on our cash and cash equivalents during the three months ended March 31, 2011, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of March 31, 2011, we had $38.7 million and $34.4 million invested in short-term and long-term investments, respectively, comprised of certificates of deposit investments of $8.0 million, and corporate debt securities of $65.1 million.

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

	Three months ended
	March 31, 2011	March 31, 2010
	(In thousands)
Cash Flows from Operating Activities	$28,624	$35,815
Cash Flows from Investing Activities	$(35,666)	$(25,100)
Cash Flows from Financing Activities	$139	$(176)

Operating Activities

        Total cash provided by operating activities was $28.6 million for the three months ended March 31, 2011, compared to $35.8 million for the three months ended March 31, 2010. The $7.2 million decrease in cash provided by operating activities in the three months ended March 31, 2011, was due primarily to the increase in inventory as product sales largely matched production levels, compared to the three months ended March 31, 2010, in which our product sales were in excess of production levels. Additionally, we experienced an increase in accounts receivable as of March 31, 2011, compared to the three months ended March 31, 2010, as sales during the first quarter of 2010 occurred towards the beginning of the quarter compared to sales during the first quarter of 2011 which occurred nearer the later part of the quarter. These changes were offset by higher net income when comparing the three months ended March 31, 2011 to the same period in 2010. For the three months ended March 31, 2011, product inventories increased $0.3 million compared to a decrease of $20.6 million in 2010; the significant decrease in 2010 was due to the increased demand for our products reflected in sales tons after the declines in application rates for much of 2009. Spare parts inventory increased $1.2 million for the three months ended March 31, 2011, compared to an increase of $0.8 million in the same period in 2010, as we brought additional spare parts inventory into our system to support the new equipment at our operating facilities.

Investing Activities

        Total cash used in investing activities was $35.7 million for three months ended March 31, 2011, compared to $25.1 million for the three months ended March 31, 2010. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs was $29.1 million in the three months ended March 31, 2011, compared to $14.0 million in the same period in 2010. For the three months ended March 31, 2011, we invested excess cash in higher yielding corporate and government agency securities by purchasing $22.3 million of investments and received $15.8 million in proceeds from maturing investments.

Senior Credit Facility

        Intrepid's senior credit facility, as amended, is a syndicated facility led by U.S. Bank as the agent bank, which provides a total revolving credit facility of $125 million. The lenders have a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Obligations under the senior credit facility are cross-collateralized between Intrepid and certain of its subsidiaries. Intrepid's $125 million revolving credit facility has a term through March 9, 2012, and the entire amount of the revolving credit facility was available for use as of March 31, 2011.

        Outstanding balances under the revolving senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded debt to our adjusted earnings before income taxes, depreciation and amortization; or (2) an alternative base rate. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio. Intrepid was in compliance with all covenants with respect to the senior credit facility on March 31, 2011.

        Our senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the initial public offering, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts at that time. Interest rates, however, decreased following the initial public offering, and the liability that we have under these derivative agreements has increased since the date of the initial public offering. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of March 31, 2011, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of March 31, 2011, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $25.6 million and 5.2 percent, respectively. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of March 31, 2011, we had contractual obligations totaling $76.5 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	Q2-Q4 2011	2012	2013	2014	2015	2016	More than 5 years
	(In thousands)
Operating lease obligations(1)	$18,280	$3,252	$3,177	$2,992	$2,702	$1,427	$1,385	$3,345
Purchase commitments(2)	9,565	9,565	—	—	—	—	—	—
Natural gas purchase commitments(3)	3,594	3,594	—	—	—	—	—	—
Pension obligations(4)	982	127	171	171	171	171	171	—
Asset retirement obligation(5)	32,694	—	—	—	—	—	—	32,694
Minimum royalty payments(6)	11,433	343	457	457	457	457	457	8,805

Total	$76,548	$16,881	$3,805	$3,620	$3,330	$2,055	$2,013	$44,844

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

Off-Balance Sheet Arrangements

        As of March 31, 2011, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2011, and 2010

Net Sales and Freight Costs

        Net sales of potash increased $0.5 million, or 1 percent, from $86.0 million for the three months ended March 31, 2010, to $86.5 million for the three months ended March 31, 2011. This change was the result of an increase in the average net realized sales price of $88 per ton, or 25 percent, offset by a decrease in sales volume of 19 percent. The decrease in sales volume was driven by the level of potash and Trio® applied in the fall of 2010 due to the favorable weather conditions which allowed farmers to apply nutrients at that time in anticipation of the 2011 planting season. Additionally, the sales in the first three months of 2010 were robust, as farmers had not applied as much fertilizer in the 2009 season due to the unfavorable market conditions, and subsequently increased application rates in the spring of 2010.

        Net sales of Trio® decreased $1.1 million, or 9 percent, from $11.6 million for the three months ended March 31, 2010, to $10.5 million for the three months ended March 31, 2011, due to a 26 percent decrease in the volume of sales offset by a 22 percent increase in the average net realized sales price. The volume decrease was driven by the lower recoveries of product experienced in the first two months of 2011.

        Freight costs decreased $1.8 million, or 18 percent, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due primarily to the significant decrease in sales volume and movement of inventory to distribution warehouses. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Three months ended
			Change between Periods
	March 31, 2011	March 31, 2010		% Change
Cost of sales (in millions)	$52.0	$67.2	$(15.2)	(23)%
Costs associated with abnormal production (in millions)	$—	$0.5	$(0.5)	(100)%
Cost per ton of potash sold(1)	$211	$236	$(25)	(11)%
Cost per ton of Trio® sold(2)	$193	$144	$49	34%

(1)
Per ton potash costs include $29 and $24 of depreciation, depletion, and amortization expense in the three months ended March 31, 2011, and 2010, respectively.

(2)
Per ton Trio® costs include $23 and $17 of depreciation, depletion, and amortization expense in the three months ended March 31, 2011, and 2010, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $25 per ton, or 11 percent from $236 per ton for the three months ended March 31, 2010, to $211 per ton for the three months ended March 31, 2011. The 2010 per ton results are exclusive of approximately $0.5 million of production costs for potash that were not absorbed into inventory in 2010, due to the determination that our production rates were abnormally low for this period. The per ton improvement in 2011 reflects the fact that the higher operating rates of our facilities result in lower per ton costs as the fixed cost structure of the operations is spread over more produced tons. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in 2011 resulted in a decline in cost of goods sold per ton relative to the comparable period in 2010.

        Total cost of goods sold of our Trio® increased $49 per ton, or 34 percent, from $144 per ton for the three months ended March 31, 2010, to $193 per ton for the three months ended March 31, 2011. This increase in cost of goods sold on a per ton basis is due to lower production resulting from our lower recoveries of Trio® experienced during the quarter. The result of the low recoveries is that the same costs are spread over lower production tons resulting in higher per ton production costs.

        Cost of goods sold decreased $15.2 million, or 23 percent, from $67.2 million in the three months ended March 31, 2010, to $52.0 million in the three months ended March 31, 2011. The decrease in the total expense was driven primarily by the lower volumes of potash and Trio® sold partially offset by an increase in production costs, prior to absorption of costs into inventory. Production cost elements that changed materially during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, included increases in labor, operating supplies, chemicals and depreciation.

        On a comparative basis and within our production costs, labor and contract labor costs increased $1.4 million, or 10 percent, in the first three months of 2011 due to the ramp-up of the Carlsbad operations following managed cut-backs in operating rates and maintenance projects that carried over from 2009 into 2010. Operating supplies increased $1.4 million, or 50 percent, in the three months ended March 31, 2011, due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine operating supplies.

        Depreciation, depletion, and amortization increased $1.9 million, or 35 percent, in the three months ended March 31, 2011, as a result of the significant capital investment during 2010. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.

        Other changes in cost of goods sold followed from increased reagents resulting from higher operating rates and increased benefits and employment taxes, as well as a reduction in by-product credits, partially offset by decreased rental costs.

Recognition of Income Associated With Deferred Insurance Proceeds

        In the three months ended March 31, 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the three months ended March 31, 2011. There was no cash impact associated with this event in the three months ended March 31, 2011, as the previously deferred insurance proceeds was paid to us prior to December 31, 2010, and the final insurance payment of approximately $0.8 million was paid to us in April 2011.

Income Taxes

        Income tax expense increased by $11.2 million in the three months ended March 31, 2011, as compared to the same period in 2010. Income tax expense of $18.9 million was recognized in the three months ended March 31, 2011, at an effective tax rate of 40.0 percent. Income tax expense of $7.7 million was recognized in the three months ended March 31, 2010, at an effective tax rate of 39.3 percent.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies since December 31, 2010.

Recent Accounting Pronouncements

        There are no recent accounting pronouncements that are expected to have an impact on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes to our market risk, related to this topic, since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b)    Changes in Internal Control over Financial Reporting

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Protests of Pending Applications for Permits to Drill ("APDs").  As of March 31, 2011, Intrepid maintains protests against approximately 16 APDs in the Potash Area, most located on or near its BLM and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2007, do not currently involve any claims against us. Certain of these APDs are on or near certain of our potash leases. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid within a reasonable safety buffer around the wells.

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

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as supplemented below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in fertilizer application rates may exacerbate the cyclicality of the prices and demand for our products.

        Farmers are able to maximize their economic return by applying optimum amounts of fertilizer. A farmer's decision about the application rate for each fertilizer, or the decision to forego application of a particular fertilizer, particularly potash and langbeinite, varies from year to year depending on a number of factors, such as crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, and the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can materially aggravate the cyclicality of prices for our products and our sales volumes. One of the specific risks is that farmers may buy and apply potash or Trio® in excess of current crop needs which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products may shift to earlier periods, resulting in decreased demand in later periods.

A shortage of railcars or trucks for transporting our products, increased transit times or interruptions in railcar or truck transportation services could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs or disruptions in production.

        We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of reagents and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in, or accidents affecting the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, we may have difficulty obtaining access to ships for deliveries of our products to overseas customers. Higher costs for transportation services or interruptions or slowdowns in these transportation services due to railcar derailments, accidents, high demand, labor disputes, adverse weather, changes to rail systems or other events, could negatively affect our ability to produce our products or our ability to deliver our products to our customers, which could have a material adverse effect on our operating results and financial condition. Additionally, rail interruptions have occurred historically as a result of derailments or track or bridge failures. Sustained periods of rail interruptions could have a material impact on our ability to ship product to our customers and therefore adversely impact our sales levels.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2011, through January 31, 2011	—	—	—	N/A
February 1, 2011, through February 28, 2011	12,889	$37.66	—	N/A
March 1, 2011, through March 31, 2011	—	—	—	N/A

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

        Our mining operations in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and the New Mexico Bureau of Mine Safety. MSHA inspects our mines in New Mexico on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which requires certain disclosures by companies required to file periodic reports under the Exchange Act that operate coal or other mines regulated under the Mine Act. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions. At this time, the SEC has issued proposed rules but has not issued final rules as of the date of the filing of this report. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that rule making by the SEC will require disclosures in the future to be presented in a form that differs from the following disclosures.

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

        During the three months ended March 31, 2011, none of Intrepid's mines: (1) were assessed any Mine Act section 110(b)(2) penalties for flagrant violations (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (2) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern; or (3) received any Mine Act Section 107(a) imminent danger orders to immediately remove miners. In addition, there were no mining-related fatalities at Intrepid's mines during the three months ended March 31, 2011.

        As required by section 1503 of the Dodd-Frank Act, the table below sets forth by mine the total number of citations and/or orders issued by MSHA to Intrepid and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, during the three months ended March 31, 2011.

Name of Mine(1)	Mine Act Section 104 Significant & Substantial Citations(2)	Mine Act Section 104(b) Orders(3)	Mine Act Section 104(d) Citations & Orders(4)	Total Dollar Value of Proposed MSHA Assessments(5)
Intrepid Potash East (29-00170)	7	—	—	$9,669
Intrepid Potash West (29-00175)	—	—	—	$1,384
Intrepid Potash North (29-02028)	—	—	—	$—
HB Potash (29-00173)	—	—	—	$—

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

        The table that follows presents information regarding pending legal actions before the Commission as of March 31, 2011. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Mine	Pending Legal Actions
Intrepid Potash East (29-00170)	3
Intrepid Potash West (29-00175)	5
Intrepid Potash North (29-02028)	1
HB Potash (29-00173)	—

        The foregoing pending legal actions includes legal actions that were initiated prior to the current reporting period and do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current reporting period.

Item 6.    EXHIBITS

Exhibit No.	Description
10.1	Amendment to Employment Agreement, dated as of February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(1)+
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*
101	The following materials from the Quarterly Report on Form 10-Q of Intrepid Potash, Inc. for the three months ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

(1)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on March 1, 2011.

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
Management contract

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (REGISTRANT)
Dated: May 4, 2011	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: May 4, 2011	/s/ DAVID W. HONEYFIELD David W. Honeyfield President and Chief Financial Officer (Principal Financial Officer)
Dated: May 4, 2011	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)