Form 10-Q
period 2011-06-30
Intrepid Potash, Inc.
filed 2011-08-04
CIK 1421461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 31, 2011, 75,202,086 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$71,250	$76,133
Short-term investments	52,105	45,557
Accounts receivable:
Trade, net	35,718	23,767
Other receivables	7,168	1,161
Refundable income taxes	10,662	6,543
Inventory, net	51,306	48,094
Prepaid expenses and other current assets	4,157	4,016
Current deferred tax asset	4,040	3,551

Total current assets	236,406	208,822

Property, plant, and equipment, net of accumulated depreciation of $81,982 and $66,615, respectively	326,109	285,920
Mineral properties and development costs, net of accumulated depletion of $9,211 and $8,431, respectively	33,598	34,372
Long-term parts inventory, net	8,504	7,121
Long-term investments	34,426	21,298
Other assets	3,817	5,311
Non-current deferred tax asset	235,534	266,040

Total Assets	$878,394	$828,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$14,151	$17,951
Related parties	181	126
Accrued liabilities	19,136	17,153
Accrued employee compensation and benefits	10,691	8,597
Other current liabilities	1,291	1,578

Total current liabilities	45,450	45,405

Asset retirement obligation	9,860	9,478
Deferred insurance proceeds	—	11,700
Other non-current liabilities	3,914	4,460

Total Liabilities	59,224	71,043

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,202,086 and 75,110,875 shares outstanding at June 30, 2011, and December 31, 2010, respectively	75	75
Additional paid-in capital	561,997	559,675
Accumulated other comprehensive loss	(682)	(702)
Retained earnings	257,780	198,793

Total Stockholders' Equity	819,170	757,841

Total Liabilities and Stockholders' Equity	$878,394	$828,884

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales	$119,373	$64,318	$224,351	$171,677
Less:
Freight costs	6,727	5,573	14,718	15,339
Warehousing and handling costs	3,784	2,317	7,061	5,041
Cost of goods sold	53,719	41,416	105,710	108,670
Costs associated with abnormal production	—	—	—	470
Other	5	271	507	540

Gross Margin	55,138	14,741	96,355	41,617
Selling and administrative	8,986	7,969	15,857	14,582
Accretion of asset retirement obligation	191	176	382	352
Insurance settlements from property and business losses	—	—	(12,500)	—
Other operating (income) loss	(4,730)	305	(4,689)	473

Operating Income	50,691	6,291	97,305	26,210
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(389)	(478)	(502)	(1,032)
Interest income	415	177	785	273
Other income	59	102	318	148

Income Before Income Taxes	50,776	6,092	97,906	25,599
Income Tax Expense	(20,068)	(2,490)	(38,919)	(10,151)

Net Income	$30,708	$3,602	$58,987	$15,448

Weighted Average Shares Outstanding:
Basic	75,184,306	75,085,873	75,157,871	75,064,966

Diluted	75,268,279	75,125,620	75,266,010	75,128,691

Earnings Per Share:
Basic	$0.41	$0.05	$0.78	$0.21

Diluted	$0.41	$0.05	$0.78	$0.21

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	75,110,875	$75	$559,675	$(702)	$198,793	$757,841
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	31	—	31
Unrealized gain on investments held for sale	—	—	—	(11)	—	(11)
Net income	—	—	—	—	58,987	58,987

Total comprehensive income						59,007

Stock-based compensation	—	—	2,672	—	—	2,672
Issuance of common stock upon exercise of stock options	13,276	—	299	—	—	299
Excess income tax benefit from stock-based compensation	—	—	427	—	—	427
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	77,935	—	(1,076)	—	—	(1,076)

Balance, June 30, 2011	75,202,086	$75	$561,997	$(682)	$257,780	$819,170

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$58,987	$15,448
Deferred income taxes	30,017	7,164
Insurance settlements from property and business losses	(12,500)	—
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	17,224	13,226
Stock-based compensation	2,672	2,115
Unrealized derivative gain	(545)	(117)
Other	455	484
Changes in operating assets and liabilities:
Trade accounts receivable	(11,951)	6,906
Other receivables	(6,013)	(345)
Refundable income taxes	(4,119)	6,914
Inventory	(4,595)	11,255
Prepaid expenses and other assets	1,247	594
Accounts payable, accrued liabilities and accrued employee compensation and benefits	8,714	5,366
Other liabilities	(308)	(1,115)

Net cash provided by operating activities	79,285	67,895

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(63,816)	(37,683)
Additions to mineral properties and development costs	(720)	(381)
Proceeds from insurance settlements from property and business losses	806	—
Purchases of investments	(52,459)	(23,638)
Proceeds from investments	32,371	2,687

Net cash used in investing activities	(83,818)	(59,015)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(1,076)	(727)
Excess income tax benefit from stock-based compensation	427	64
Proceeds from exercise of stock options	299	—

Net cash used in financing activities	(350)	(663)

Net Change in Cash and Cash Equivalents	(4,883)	8,217
Cash and Cash Equivalents, beginning of period	76,133	89,792

Cash and Cash Equivalents, end of period	$71,250	$98,009

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest, including settlements on derivatives	$759	$1,095

Income taxes	$12,605	$(4,142)

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities to utilize in order to fill customers' orders, in a manner designed to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall productions costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at June 30, 2011, and for all periods presented.

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Intrepid bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

        Significant estimates with regard to Intrepid's consolidated financial statements include the estimate of proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of derivative financial instruments, and estimated statutory income tax rates utilized in the current and deferred income tax

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid's mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.

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

        Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence,

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

excessive levels, and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and if deemed appropriate, are included in the determination of an allowance for obsolescence.

        Derivatives—Intrepid had entered into interest rate derivative instruments when it had outstanding debt in order to swap a portion of floating-rate debt to fixed-rate when borrowings were probable and the significant characteristics and expected timing were identified. These instruments were entered into prior to Intrepid's initial public offering in April 2008. These items have not been designated as an accounting hedge; accordingly, any change in fair value from period to period associated with realized and unrealized gains or losses on interest rate derivative contracts is shown within interest expense.

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost, except for available-for-sale investments which are carried at fair value, and approximate fair value due to the short-term nature of these instruments, other than the long-term certificate of deposit investments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid's senior credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid's interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management's review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended June 30, 2011, and 2010, a weighted average of 42,028 and 138,512 non-vested shares of restricted common stock and 174,343 and 233,291 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the six months ended June 30, 2011, and 2010, a weighted average of 27,995 and 129,253 non-vested shares of restricted common stock and 144,794 and 174,013 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$30,708	$3,602	$58,987	$15,448

Basic weighted average common shares outstanding	75,184	75,086	75,158	75,065
Add: Dilutive effect of non-vested restricted common stock	39	31	59	51
Add: Dilutive effect of stock options outstanding	45	9	49	13

Diluted weighted average common shares outstanding	75,268	75,126	75,266	75,129

Earnings per share:
Basic	$0.41	$0.05	$0.78	$0.21

Diluted	$0.41	$0.05	$0.78	$0.21

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Cash	$783	$72
Commerical paper	23,880	54,655
Money market and money market funds	46,587	21,406

Total cash and cash equivalents	$71,250	$76,133

Corporate bonds	$47,737	$31,494
Convertible corporate bonds	1,997	4,346
Certificates of deposit and time deposits	2,371	9,717

Total short-term investments	$52,105	$45,557

Corporate bonds	$34,426	$20,578
Certificates of deposit and time deposits	—	720

Total long-term investments	$34,426	$21,298

Total cash, cash equivalents and investments	$157,781	$142,988

        As of June 30, 2011, the Company held $2.0 million of convertible corporate bonds which are classified as available-for-sale. As of June 30, 2011, and 2010, Intrepid's available-for-sale investments had gross unrealized gains of approximately $33,000 and zero. The fair value of Intrepid's held-to-maturity investments at June 30, 2011, and December 31, 2010, approximated their carrying amounts.

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of June 30, 2011, and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010
Finished goods product inventory	$29,866	$24,398
In-process mineral inventory	8,229	11,160
Current parts inventory	13,211	12,536

Total current inventory	51,306	48,094
Long-term parts inventory	8,504	7,121

Total inventory	$59,810	$55,215

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory of standard-sized

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY (Continued)

Trio®, Intrepid recorded impairment charges of approximately zero and $0.2 million in the three months ended June 30, 2011, and 2010, respectively. Intrepid recorded impairment charges of approximately $0.5 million in both the six months ended June 30, 2011, and 2010. In the three and six months ended June 30, 2011, Intrepid had no charges related to abnormal production; in the three and six months ended June 30, 2010, Intrepid recorded a charge of zero and $0.5 million related to abnormal production.

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Buildings and plant	$63,668	$55,462
Machinery and equipment	214,191	190,662
Vehicles	8,124	8,015
Office equipment and improvements	13,520	13,333
Ponds and land improvements	7,763	6,802
Construction in progress	100,562	77,998
Land	263	263
Accumulated depreciation	(81,982)	(66,615)

	$326,109	$285,920

Mineral properties and development costs	$42,129	$42,288
Construction in progress	680	515
Accumulated depletion	(9,211)	(8,431)

	$33,598	$34,372

        "Mineral properties and development costs" include accumulated costs of approximately $1.4 million as of June 30, 2011, and December 31, 2010, associated with the presently idled HB Solar Solution Mine which is being converted to a solar solution mine. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management ("BLM") and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution Mine also includes approximately $28.3 million and $26.7 million as of June 30, 2011, and December 31, 2010, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Depreciation	$8,147	$6,196	$15,954	$12,078
Depletion	353	260	795	685
Amortization	—	55	93	111
Accretion	191	176	382	352

Total	$8,691	$6,687	$17,224	$13,226

Note 8—DEBT

        Intrepid recently replaced its senior credit facility (the "Former Credit Facility") with a new unsecured credit facility. The Former Credit Facility, which was still in place as of June 30, 2011, was a syndicated facility led by U.S. Bank as the administrative agent and provided a revolving credit facility of $125 million. Under the terms of the Former Credit Facility, the administrative agent for the benefit of the lenders had a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Intrepid and certain of its subsidiaries were co-borrowers under the Former Credit Facility and were jointly liable for all obligations under the Former Credit Facility. There were no amounts outstanding under the Former Credit Facility as of June 30, 2011, or December 31, 2010.

        In August 2011, Intrepid entered into a new unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This new credit facility, which replaced the Former Credit Facility in its entirety, provides a total revolving credit facility of $250 million with a five-year term through August 2016. The facility is unsecured and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement.

        Outstanding balances under the new revolving senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin between 0.25 percent and 1.0 percent, depending upon our leverage ratio. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20 percent and 0.35 percent, depending on our leverage ratio.

Note 9—ASSET RETIREMENT OBLIGATION

        Intrepid recognizes a liability for future estimated costs associated with the abandonment and reclamation of its mining properties. A liability for the estimated fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or as the assets are acquired.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

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

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Asset retirement obligation—beginning of period	$9,669	$8,805	$9,478	$8,619
Changes in estimated obligations	—	—	—	10
Accretion of discount	191	176	382	352

Total asset retirement obligation—end of period	$9,860	$8,981	$9,860	$8,981

        The undiscounted amount of asset retirement obligation is $32.7 million as of June 30, 2011, and there are no significant payments expected in the next five years.

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

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of June 30, 2011, there were a total of 178,051 shares of non-vested restricted common stock outstanding and 360,876 outstanding stock options. As of June 30, 2011, there were approximately 4.1 million shares of common stock available for issuance under the 2008 Plan.

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 9,616 shares of common stock during the six months ended June 30, 2011, to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2011 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

        Awards have been made from time to time to existing and newly hired employees and are approved by the Compensation Committee of the Board of Directors. Awards made in connection with the initial public offering ("IPO") and upon hiring of selected individuals have had vesting schedules that vary between a two to four-year vesting schedule. The Compensation Committee of Intrepid's Board of Directors has also approved awards of restricted common stock to Intrepid's executive management and other selected employees under an annual awards program. These awards vest one-third on each of the first three anniversary dates of the grant.

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the awards of restricted common stock awards was $1.2 million and $0.7 million for the three months ended June 30, 2011, and 2010, respectively. For the six months ended June 30, 2011, and 2010, total compensation expense related to the awards of restricted common stock awards was $2.0 million and $1.4 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of June 30, 2011, there was $4.5 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2014.

        A summary of Intrepid's restricted common stock activity for awards that have not yet vested for the period from December 31, 2010, to June 30, 2011, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	217,794	$27.96
Granted	61,585	35.80
Vested	(98,596)	28.10
Forfeited	(2,732)	31.97

Non-vested restricted common stock, at end of period	178,051	$30.53

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

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

	Six months ended
	June 30, 2011	June 30, 2010
Risk-free interest rate	2.6%	2.7%
Dividend yield	—	—
Estimated volatility	56.6%	56.7%
Expected option life	6 years	6 years

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

        For the three months ended June 30, 2011, and 2010, Intrepid recognized stock based compensation related to stock options of approximately $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2011, and 2010, total compensation expense was $0.7 million and $0.5 million, respectively. As of June 30, 2011, there was $2.9 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

2014. A summary of Intrepid's stock option activity for the six months ended June 30, 2011, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	273,851	$22.69			$10.69
Granted	102,196	35.69			19.59
Exercised	(13,276)	22.43			10.15
Forfeited	(1,895)	31.93			17.55

Outstanding non-qualified stock options, at end of period	360,876	$26.33	$2,547,110	8.5	$13.19

Vested or expected to vest, end of period	354,780	$26.22	$2,535,485	8.5	$13.11

Exercisable non-qualified stock options, at end of period	131,741	$21.95	$1,390,291	7.9	$9.81

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11—INCOME TAXES

        For the three and six months ended June 30, 2011, our total tax expense was $20.1 million and $38.9 million, respectively, and the effective tax rate was 39.5 percent and 39.8 percent, respectively. For the three and six months ended June 30, 2010, income tax expense was $2.5 million and $10.2 million and the effective tax rate was 40.9 percent and 39.7 percent, respectively. Intrepid's effective income tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three and six months ended June 30, 2011, and 2010, differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

estimated effects of the domestic production activities deduction and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands).

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Current portion of income tax expense (benefit)	$5,430	$(141)	$8,915	$2,987
Deferred portion of income tax expense	14,638	2,631	30,004	7,164

Total income tax expense	$20,068	$2,490	$38,919	$10,151

        At June 30, 2011, there were no material uncertain tax positions that would impact Intrepid's effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") its exclusive sales representative for export potash sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.

        Intrepid also has a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Intrepidis also entitled to certain adjustments in the sale price to ESI based on the final sales price ESI receives from its customers, as defined by the agreement. Such adjustments in sales price are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned excess profits each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits and Surety Bonds—As of June 30, 2011, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $1.3 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the consolidated balance sheets, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of 1.2 percent fee paid to the surety bond issuer.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical claims liability included in accrued liabilities was approximately $1.0 million as of June 30, 2011, and $1.2 million as of December 31, 2010.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of June 30, 2011. Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

        Rental and lease expenses follow for the indicated periods (in thousands):

2011
For the three months ended June 30, 2011	$1,319
For the six months ended June 30, 2011	$2,580
2010
For the three months ended June 30, 2010	$1,749
For the six months ended June 30, 2010	$3,484

        Refundable Credit—In June 2011, Intrepid received notice that its application for a refundable employment-related credit, related to wages earned for the years 2004 to January 2010, of approximately $4.7 million was approved by the State of New Mexico. Accordingly, during the second quarter of 2011, Intrepid recorded $4.7 million of income which is reflected in the line item titled "Other operating (income) loss." The cash collection associated with this credit is expected to occur during the second half of 2011, and is recorded in "Other receivables" as of June 30, 2011.

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

  Interest Rates

        Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts. Forward LIBOR-based contracts reduced the predecessor's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its IPO in April 2008, it has not yet closed its positions in the derivative financial instruments that were also assumed from the predecessor.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        A tabular presentation of the outstanding interest rate derivatives as of June 30, 2011, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheets as of (in thousands):

	June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,260	Other current liabilities	$1,399
Interest rate contracts	Other non-current liabilities	533	Other non-current liabilities	939

Total derivatives not designated as hedging instruments	Net liability	$1,793	Net liability	$2,338

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statements of operations for the periods presented (in thousands):

		Three months ended		Six months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest rate contracts:
Realized loss	Interest expense	$(365)	$(412)	$(712)	$(958)
Unrealized gain	Interest expense	224	28	545	117

Total loss	Interest expense	$(141)	$(384)	$(167)	$(841)

        Please see footnote titled Fair Value Measurements for a description of how the above financial instruments are valued.

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at June 30, 2011, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at June 30, 2011.

Note 14—FAIR VALUE MEASUREMENTS

        Intrepid applies the provisions of the FASB's Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2011 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(1,793)	$—	$(1,793)	$—

Investments
Available-for-sale securities	$1,997	$—	$1,997	$—

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of June 30, 2011, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 15—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $156,000 to the Pension Plan in 2011, $69,000 of which has been paid through June 30, 2011.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	49	51	98	101
Expected return on assets	(49)	(42)	(98)	(84)
Amortization of transition obligation/(asset)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	25	21	50	42

Net periodic benefit cost	$25	$30	$50	$59

Note 16—RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS

        In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the six months ended June 30, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the six months ended June 30, 2011. There was no cash impact associated with this event in the six months ended June 30, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to Intrepid in April 2011.

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In the three and six months ended June 30, 2011, Intrepid incurred dry-lease charges of approximately $258,000 and $393,000, respectively, for BH and $130,000 and $209,000, respectively, for IPH. In the three and six months ended June 30, 2010, Intrepid incurred dry-lease charges of approximately $28,000 and $68,000, respectively, for BH and $154,000 and $331,000, respectively, for IPH. As of June 30, 2011, and December 31, 2010, accounts payable balances due to BH were $115,000 and 27,000, respectively, and due to IPH were $26,000 and $17,000, respectively.

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

Note 18—RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Intrepid does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Intrepid does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Securities Act of 1933, as amended (the "Securities Act"), which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs, and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue," the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio®; operational difficulties at our facilities that limit production of our products; interruptions in railcar or truck transportation services; the ability to hire and retain qualified employees; changes in demand and/or supply for potash or Trio®; changes in our reserve estimates; the costs and our ability to successfully execute the projects that are essential to our business strategy, including, but not limited to, the development of the HB Solar Solution Mine as a solution mine and the further development of our langbeinite recovery assets; weather risks affecting net evaporation rates at our solar solution mining operations; changes in the prices of raw materials, including, but not limited to, the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; obtaining permitting from applicable federal and state agencies related to the construction and operation of assets; competition in the fertilizer industry; declines in U.S. or world agricultural production; declines in use by the oil and gas industry of potash products in drilling operations; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.6 percent of annual world potassium consumption, and 9.4 percent of annual U.S. consumption. We are one of two producers of sulfate of potash magnesia, a low-chloride fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.

        Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our sales are focused on the agricultural areas and feed manufacturers west of the Mississippi River, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, across the United States, with a focus on areas with specific nutrient requirements. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region. We manage our sales and marketing operations centrally, which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all of which is designed to realize the highest net realized sales price to Intrepid. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons.

        We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We have an active capital investment program that includes investment in process recovery projects such as our Langbeinite Recovery Improvement Project, as well as several projects to increase market flexibility via increased granulation capacity, including our recently completed compaction project in Moab and our planned expansions of compaction capacity in Wendover and at our North facility. In addition, we are actively developing the HB Solar Solution Mine, which is an idled potash mine that we are in the process of permitting to reopen as a solution mine that will utilize solar evaporation techniques in the production of potash. We have additional opportunities to develop mineralized deposits of potash in New Mexico which could include the reopening of the North Mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.

        We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website address is www.intrepidpotash.com.

Recent Events and Market Trends

        Our business and financial results are driven by sales activity including volumes and prices, costs per ton of product produced and sold, and the execution on our capital projects. Accordingly, the following discussion and analysis will largely focus on these three items.

  Potash

        The majority of our revenues and gross margin are derived from the production and sales of potash and virtually all of our potash is sold in the United States. The percentages of our net sales, which we calculate as gross sales less freight costs, and gross margin, excluding costs associated with abnormal production and inventory impairments, derived from potash sales were approximately as follows for the indicated periods.

	Contribution from Potash Sales
	Net Sales	Gross Margin
2011
For the three months ended June 30, 2011	92%	99%
For the six months ended June 30, 2011	91%	99%
2010
For the three months ended June 30, 2010	83%	99%
For the six months ended June 30, 2010	86%	97%

        Our net income in the second quarter of 2011 was $30.7 million, or $0.41 per share with cash flows from operations of $79.3 million. We had capital investments of $29.3 million and $56.2 million in the second quarter of 2011 and the first half of 2011, respectively. We ended the quarter with $157.8 million of cash and investments with no debt outstanding. Our production volumes of potash and Trio® increased to a combined 518,000 tons in the first six months of 2011 from 433,000 in the first six months of 2010 as we were at full operating levels, including the seasonal production from our Moab, Utah facility, in the first quarter of 2011 and into the second quarter, approximately one month longer than we have been on a historical basis because of favorable brine levels and harvest conditions.

        In the second quarter of 2011, we experienced stronger sales volumes of potash relative to the same period in the prior year. The sales levels in the second quarter of 2011 were 225,000 tons of potash and 39,000 tons of Trio® as compared to 129,000 tons of potash and 63,000 tons of Trio® in the second quarter of 2010. We were successful in selling all of our second quarter production into active potash markets, despite the weather disruptions that occurred in certain markets during the quarter. While demand for potash in the first quarter of 2011 was improved from the first quarter of 2010, certain areas in our primary markets experienced delays in field work due to poor weather conditions. In response to these market conditions, we were able to adjust our marketing strategy to maintain adequate product availability for spot sales into the truck market and to take strategic rail orders into the Midwest. The current drought is having a significant negative effect on the southern region of the U.S. with all sectors of agriculture from crop production to cattle operations being impacted by this prolonged weather event. The geographic advantage afforded to us by the locations of our assets in the U.S. helped us to maximize sales and serve our customers this quarter, which is a significant advantage over our North American competitors. The addition of the compaction facility at our Moab operation has continued to exceed our expectations in terms of productivity, quality and flexibility. It has allowed us to expand our marketing reach from this facility as evidenced by our first ever unit train shipment from Moab in April 2011.

        Current farmer economics are driving strong demand for potash and, thus far, we have not seen other producers offering summer fill programs at reduced prices to stimulate demand in past years. To the contrary, potash prices strengthened through the quarter. We expect this demand trend to continue into the fall. This trend has made many dealers more comfortable taking inventory positions earlier in the summer.

        We have experienced an improvement in potash pricing beginning in the fall of 2010 and continuing into the summer of 2011, as crop economics for U.S. farmers remain strong. Crop prices moved up significantly during the second half of 2010 and have remained relatively stable in the first six months of 2011 due to continued strong demand for grains worldwide. Further, downward revisions in crop yields by the United States Department of Agriculture ("USDA") have resulted in predictions of decreased world grain stocks from 487.3 million metric tons for 2010 to 443.5 million metric tons for 2011. Current crop economics suggest that farmers are motivated to not only maximize production on their current acreage, but potentially to add incremental production through marginal acres, which will likely require the application of additional nutrients.

        The near-term outlook at the potash producer level appears to be constructive based on several factors, including the following:

  •
  declines in stock-to-use ratios of grains in the U.S. and the world with continued tightness in supply, which has driven an increase in grain commodity prices. Estimated global ending stock-to-use ratios for corn are at levels not seen in 37 years while estimated ending stock-to-use ratios for soybeans in the United States are at levels not seen since the mid-1960's;

  •
  the profitability outlook for farmers across different commodity types;

  •
  the relatively flat natural gas forward curve is having a minimal effect on the price of nitrogen;

  •
  the strong demand from China for grain imports; and

  •
  dealers and distributors focusing on maintaining adequate product levels to satisfy farmer demand and their willingness to exit the spring planting season with some inventory.

        Industrial demand for our standard-sized potash increased in the first six months of 2011 over the same period in 2010, as we sold 32 percent more in industrial sales volumes compared to the same period in 2010. We expect that industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activity. We believe that potash is the most effective clay-swelling inhibitor available, and we are promoting potash as the drilling fluid additive of choice in our traditional industrial markets and are working with our key customers to find ways to stimulate demand. Our Carlsbad and Wendover facilities experienced increased sales volumes of industrial standard-sized potash in comparison to the sales volumes from the first six months of 2010. This increase in sales volumes has resulted from an increase in the rig count of approximately 21 percent, in the geographic regions primarily served by our facilities from June 2010. We are benefiting from the flexibility of our production stream in Moab. We are continuing to sell and granulate the accumulation of standard-sized potash inventory at our Moab facility that occurred in prior periods. Our additional compaction capacity in Moab enables us to adapt to changing market needs and to right-size our product mix between granular and standard-sized product in response to demand.

        As a result of the items noted above, we are investing in additional granulation capacity beyond what we have done in Moab; this includes upgrades in our compaction capacity in Wendover and in Carlsbad. We are focused on balancing the supply of standard production with the industrial sales opportunities between our Utah and New Mexico operations. We anticipate further enhancing our marketing flexibility through the construction of a new compactor at our Wendover facility, which will provide us the capacity to granulate all of the production, as dictated by market demand, from this facility beginning in 2012.

        On a year-to-date basis, the overall mix of our sales into the different markets we serve stayed relatively consistent, with some slight increase in our industrial volumes, as noted. The feed component of our sales also stayed relatively consistent from year to year in terms of total volumes.

The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2011
For the three months ended June 30, 2011	80%	14%	6%
For the six months ended June 30, 2011	80%	14%	6%
2010
For the three months ended June 30, 2010	72%	18%	10%
For the six months ended June 30, 2010	81%	12%	7%

        As a result of both supply and demand trends in the general market for potash, together with crop prices trending upwards, including prices for corn, soy beans, rice, potatoes, hay, cotton, barley, sugar beets and virtually all agricultural commodities, potash prices increased during the first six months of 2011 on a trend basis from the last two quarters of 2010. Over the long-term, we believe that domestic consumption of fertilizers will remain consistent with historical averages, as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 9 percent. These results have occurred through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors.

  Trio®

        Our Trio® product is marketed both domestically and internationally. The mix of our Trio® sales volumes change as we selectively sell into the domestic and international markets. As pricing in these markets has converged, we are becoming increasingly selective in selling our products in order to achieve the highest average net realized sales price. During the first six months of 2011, 11 percent of our gross sales dollars were related to Trio®, and, of that 11 percent, 35 percent were export sales, resulting in less than five percent of our overall gross sales being outside the United States. The percentages of our Trio® sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods:

	United States	Export
Trio® only
2011
For the three months ended June 30, 2011	53%	47%
For the six months ended June 30, 2011	59%	41%
2010
For the three months ended June 30, 2010	55%	45%
For the six months ended June 30, 2010	70%	30%

        We began producing and selling langbeinite in late 2005 and have been marketing it as Trio® since 2007. Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. We are focusing our marketing efforts on increasing the awareness of the agronomic benefits of Trio® and working to grow the overall Trio® market. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Despite lower available tons of granular-sized Trio®, the sales of our granular-sized Trio® product continued to be solid during the first and second quarter of 2011 as we sold through our available inventory. We placed an emphasis on restoring the recovery rate associated with the production of Trio® from the levels experienced late in 2010 and early in 2011 by reviewing operating practices against original design specifications, reviewing process equipment selection and operating parameters, improving maintenance and monitoring, and, specifically, improving the grinding and cyclone configurations. Because of these activities, recoveries of Trio® began to increase beginning in March 2011, and the improved recoveries have continued to date.

        As noted, demand for Trio® continues to exceed supply and even with the recent improvement in our recoveries of granular Trio®, we expect that granular-sized Trio® sales demand will meet or exceed our production capabilities for the next few quarters. Because of the fact we had fewer Trio® tons available for sale than we had the same period a year ago, we sold fewer tons of standard-sized Trio® during the first and second quarters of 2011, with a greater proportion of our Trio® tons sold into the export market. These export sales of standard-sized Trio® have resulted in lower average net realized sales prices than what we earn for granular sales of Trio®. The Langbeinite Recovery Improvement Project is expected to not only increase our overall Trio® production but will also allow us the capability to produce all of our Trio® in the higher value granular form. This will provide us with the opportunity to sell more granular Trio®, which currently commands a higher sales price than standard Trio®. The average net realized sales price for our granular-sized Trio® sold in the United States is approximately $55 to $70 higher than the average net realized sales price of our standard product sold in the export markets. This difference has narrowed in the last two months as the overall international market for potash and langbeinite has improved. During the second quarter of 2011, we saw improvement in our average net realized price for Trio® from $204 in the first three months of 2011 to $222 as we began to realize the benefits of the price increases implemented in February 2011, as well as improvements in pricing in the export markets for standard-sized Trio®. As our current finishing process for Trio® does not allow us to selectively produce granular or standard-sized product, we expect to continue to manage inventory levels so that we can continue to supply the higher-value granular-sized Trio® product to the premium market.

Selected Operations Data

        The following table presents selected operations data for the three-month periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production are excluded from the following analysis.

	Three months ended
	June 30, 2011	June 30, 2010	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	209	165	44	27%

Langbeinite	44	39	5	13%

Sales volume (in thousands of tons):
Potash	225	129	96	74%

Trio®	39	63	(24)	(38)%

Gross sales (in thousands):
Potash	$108,504	$50,900	$57,604	113%
Trio®	10,869	13,418	(2,549)	(19)%

Total	119,373	64,318	55,055	86%
Freight costs (in thousands):
Potash	4,486	2,334	2,152	92%
Trio®	2,241	3,239	(998)	(31)%

Total	6,727	5,573	1,154	21%
Net sales (in thousands):
Potash	104,018	48,566	55,452	114%
Trio®	8,628	10,179	(1,551)	(15)%

Total	$112,646	$58,745	$53,901	92%

Potash statistics (per ton):
Average net realized sales price	$462	$376	$86	23%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	160	206	(46)	(22)%
Depreciation, depletion, and amortization	30	29	1	3%
Royalties	16	14	2	14%

Total potash cost of goods sold	206	249	(43)	(17)%

Warehousing and handling costs	14	13	1	8%

Average potash gross margin (exclusive of costs associated with abnormal production)	$242	$114	$128	112%

Trio® statistics (per ton):
Average net realized sales price	$222	$162	$60	37%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	160	125	35	28%
Depreciation, depletion, and amortization	19	16	3	19%
Royalties	11	8	3	38%

Total Trio® cost of goods sold	190	149	41	28%

Warehousing and handling costs	15	10	5	50%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$17	$3	$14	467%

*
On a per ton basis, by-product credits were $6 and $11 for the second quarter of 2011, and 2010, respectively. By-product credits were $1.3 million and $1.4 million for the second quarter of 2011, and 2010, respectively. There were no costs associated with abnormal production for the second quarter of 2011 or 2010.

Operating Highlights Three Months Ended June 30, 2011

        Income before income taxes for the second quarter of 2011 and 2010 was $50.8 million and $6.1 million, respectively. The increase in the comparable periods resulted from a higher average net realized sales price per ton of both potash and Trio®, an improvement in gross margin, and an increase in potash sales volumes. We sold 225,000 tons and 39,000 tons of potash and Trio®, respectively, in the second quarter of 2011, as compared to 129,000 and 63,000 tons in the second quarter of 2010. We experienced solid potash sales levels at the higher prices and overall lower per unit costs of goods sold. On a comparable basis, the levels of potash sales in the second quarter of 2011 were robust and above normal historical demand levels for the second quarter of a year. As farmers continue to be incentivized to maximize yields, the demand for our product continues to be strong. As such, we have not experienced pricing pressure due to summer fill programs offered by producers in prior years.

        Our average net realized sales price of potash was $462 per ton in the second quarter of 2011, as compared to $376 per ton in the second quarter of 2010. We realized a $20 per ton increase in our average net realized sales price for potash in the second quarter of 2011 compared to the first quarter of 2011. The increase in our average net realized sales price resulted from previously announced price increases, in which we gradually increased the price of red granular potash from $500 per ton effective April 1, 2011, to $530 per ton effective June 1, 2011. We were able to realize the benefit of these price increases immediately in our truck market sales, and continue to focus on progressively improving sales prices by opportunistically layering in sales where we can maximize our net realizable sales price. Further, as crop prices across a spectrum of commodities remain strong resulting in strong demand for our product, we announced a price increase of our red granular potash to $560 per ton, effective July 8, 2011. Our average potash gross margin as a percentage of net sales increased to 52 percent for the second quarter of 2011, as compared to 30 percent in the second quarter of 2010, and was largely attributable to the increased average net realized sales price and lower per unit cost of goods sold. In the second quarter of 2011 and 2010, we had no abnormal production costs, and our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash was $160 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $206 per ton in the second quarter of 2010.

        Our production volume of potash in the second quarter of 2011 was 209,000 tons, or 44,000 tons more than in the same period of 2010. Comparable production was higher in 2011 primarily due to the return to full production levels during the second half of 2010, as we returned to full staffing levels at our facilities at that time following the market-driven production reductions that occurred in 2009 through the first half of 2010. In addition, the benefit of capital invested in 2010 was evident as higher production was available from additional mining panels in Carlsbad. Additionally, the new compactor at Moab, which was placed into service in December 2010, was fully operational during the first six months of 2011 allowing us maximum flexibility to adjust our production mix of granular-sized and standard-sized potash, as needed, based on market demand. The benefit of producing at higher rates is evident in our cash operating costs of goods sold per ton of $160 per ton for the second quarter. The cash operating cost of goods sold per ton does fluctuate from period to period, depending on the timing and location of turnaround maintenance work and the location from which sales are sourced. As such, we believe it is important to monitor these results on a longer-term average trend basis to better observe the trends associated with the productivity of the operations as a whole.

        We increased our average net realized sales price per ton of Trio® from $162 per ton in the second quarter of 2010 to $222 per ton in the same period of 2011, primarily due to the overall increase in potash prices, which similarly affect our Trio® pricing. We realized an $18 per ton increase in our average net realized sales price for Trio® in the second quarter of 2011 compared to the first quarter of 2011. In February 2011, we increased the posted price of granular-sized Trio® to $256 per ton and in July 2011 increased the posted price of granular-sized Trio® to $291 per ton effective August 1, 2011.

We expect to begin realizing the benefit of this price increase for our granular-sized Trio® product almost immediately. Our average net realized sales price for Trio® is affected by competitive pricing and the sales of standard product into the export market. Our cash operating cost of goods sold for Trio® increased $35 per ton in the second quarter of 2011 compared to the comparable period in 2010. The lower per ton cost in 2010 resulted primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010 compared to the overall production rates for the first half of 2011. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

        In June 2011, we received notice that our application for a refundable employment-related credit, related to wages earned for the years 2004 to January 2010, of approximately $4.7 million was approved by the State of New Mexico. Accordingly, we recorded $4.7 million of income on the consolidated statement of operations in the line titled "Other operating (income) loss" during the second quarter of 2011. The cash collection of this credit is expected to be received during the second half of 2011, and the amount is recorded in "Other receivables" as of June 30, 2011.

Selected Operations Data

        The following table presents selected operations data for the six-month periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production are excluded from the following analysis.

	Six months ended
	June 30, 2011	June 30, 2010	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	443	337	106	31%

Langbeinite	75	96	(21)	(22)%

Sales volume (in thousands of tons):
Potash	421	372	49	13%

Trio®	91	132	(41)	(31)%

Gross sales (in thousands):
Potash	$199,855	$142,275	$57,580	40%
Trio®	24,496	29,402	(4,906)	(17)%

Total	224,351	171,677	52,674	31%
Freight costs (in thousands):
Potash	9,369	7,714	1,655	21%
Trio®	5,349	7,625	(2,276)	(30)%

Total	14,718	15,339	(621)	(4)%
Net sales (in thousands):
Potash	190,486	134,561	55,925	42%
Trio®	19,147	21,777	(2,630)	(12)%

Total	$209,633	$156,338	$53,295	34%

Potash statistics (per ton):
Average net realized sales price	$453	$361	$92	25%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	163	201	(38)	(19)%
Depreciation, depletion, and amortization	30	26	4	15%
Royalties	16	13	3	23%

Total potash cost of goods sold	209	240	(31)	(13)%

Warehousing and handling costs	14	10	4	40%

Average potash gross margin (exclusive of costs associated with abnormal production)	$230	$111	$119	107%

Trio® statistics (per ton):
Average net realized sales price	$212	$165	$47	28%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	160	122	38	31%
Depreciation, depletion, and amortization	21	16	5	31%
Royalties	11	8	3	38%

Total Trio® cost of goods sold	192	146	46	32%

Warehousing and handling costs	14	9	5	56%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$6	$10	$(4)	(40)%

*
On a per ton basis, by-product credits were $6 and $9 for the six months ended June 30, 2011, and 2010, respectively. By-product credits were $2.5 million and $3.4 million for the six months ended June 30, 2011, and 2010, respectively. Costs associated with abnormal production were zero and $0.5 million for the six months ended June 30, 2011, and 2010, respectively.

Operating Highlights Six Months Ended June 30, 2011

        Income before income taxes for the first six months of 2011 and 2010 was $97.9 million and $25.6 million, respectively. The increase in the comparable periods resulted from a higher average net realized sales price per ton of both potash and Trio®, an improvement in gross margin, and an increase in potash sales volumes. We sold 421,000 tons and 91,000 tons of potash and Trio®, respectively, in the first six months of 2011, as compared to 372,000 and 132,000 tons in the first six months of 2010. We experienced solid sales levels at the higher prices and overall lower per unit costs of goods sold. On a comparable basis, the levels of potash sales in the first six months of 2011 were stronger than the same period of 2010 mainly due to improved commodity markets resulting in improved farmer economics, as discussed above.

        Our average net realized sales price of potash was $453 per ton in the first six months of 2011, as compared to $361 per ton in the first six months of 2010. The increase in our average net realized sales price resulted from the realization of previously announced price increases, as well as trends described above. Our average potash gross margin as a percentage of net sales increased to 51 percent for the first six months of 2011, as compared to 31 percent in the first six months of 2010, and was attributable to both the increased average net realized sales price and to lower per unit cost of goods sold. In the first six months of 2011, we had no abnormal production costs, and our cash operating cost of goods sold, net of by-product credits, for potash was $163 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $201 per ton in the first six months of 2010, which excludes $0.5 million of abnormal production costs.

        Our production volume of potash in the first six months of 2011 was 443,000 tons, or 106,000 tons more than in the same period of 2010. Our production was higher in 2011 primarily due to the return to full production levels beginning in the second half of 2010, as we returned to full staffing levels at our facilities at that time following the market driven production reductions that occurred in 2009 through the first half of 2010. In addition, the benefit of capital invested in 2010 was evident as higher production was available from additional mining panels in Carlsbad. We increased production through the first six months of 2011 in response to increases in market demand from the reduced levels in 2009. Additionally, the new compactor at Moab, which was placed into service in December 2010, was fully operational during the first six months of 2011 allowing us maximum flexibility to adjust our production mix of granular-sized and standard-sized potash, as needed, based on market demand. We do expect higher cash operating cost of goods sold per ton in the third and fourth quarter as we take downtime to perform scheduled annual maintenance and to tie-in new plant and equipment, and considering that the Moab mine does not harvest during the summer months to maximize evaporation productivity. These operating necessities have an impact of curtailing production from time to time, while we continue to incur costs, thereby raising the per unit costs. As noted before, management evaluates the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.

        We increased our average net realized sales price per ton of Trio® from $165 per ton in the first six months of 2010 to $212 per ton in the same period of 2011, primarily due to the overall increase in potash prices, which similarly affect our Trio® pricing. Our cash operating cost of goods sold for Trio® increased $38 per ton in the first six months of 2011 compared to the comparable period in 2010. The lower per ton cost in 2010 resulted primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, in the geographic distribution of our products, and in freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and then determine which of our production facilities can be utilized to fill these needs by considering which facility can produce and deliver the required product to the customer.

        We continue to focus on the granulation of our potash as the demand for granular-sized product has remained strong into 2011, and we have also seen a strengthening of the industrial market which has improved the balance of sales between agriculture and industrial, which strengthens our ability to sell product at the highest achievable per ton margin. The variability of pricing in the forward commodity markets for grains and oil seeds has been quite high in recent weeks; however, we do expect strength at least through the next crop cycle, which should support a continuation of strong potash demand in the summer of 2011. In order to service this strength in the granular-sized agricultural market, we placed a new compactor in service at our Moab facility in December 2010, which has allowed us to compact excess standard inventory and will provide us additional compaction capacity in 2011 and beyond. Part of our operating strategy is to have flexibility in our product mix in response to changing market demands. We have also begun construction to increase our compaction capacity at Wendover, and are continuing our engineering studies to increase compaction capacity at our North facility. We expect the increase in compaction capability at our Wendover facility to begin in 2012 and the increase in compaction capability at our North facility to match production increases associated with the expansion of our mining rates and anticipated production from the HB solar solution mine. The strengthening of the industrial market has allowed our Wendover facility to return to full productive capacity and we anticipate being able to operate at full rates going forward providing industrial demand remains at or above current levels.

        The volume of product we sell is determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward steady and reliable production levels to obtain the benefit of full production and being mindful of inventory levels in the near term, while ensuring that our balance sheet remains strong. We recognize that the operations of our facilities are much more efficient with steady to increasing operating rates rather than constantly adjusting rates. Accordingly, the completion of our warehouse project at our East facility in the first quarter of 2011 and the expansion of our Wendover warehousing capabilities, which is expected to be operational in 2012, are important to our business. By having adequate warehouse capacity we can maintain production levels during periods of fluctuating product demand. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance.

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

        Domestic pricing of our products is influenced principally by the pricing established by the Canadian producers and other large world producers, as well as the interaction of global supply and demand of potash, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. With the strengthening of the commodity prices and the overall health of the agricultural sector, we increased our posted pricing of granular-sized potash to $500 per ton effective April 1, 2011, with additional $15 per ton increases which took effect May 1, 2011, and June 1, 2011, resulting in a list price of $530 per ton effective June 1, 2011, and, effective July 8, 2011, we increased the posted pricing of granular-sized potash to $560 per ton. We expect the full impact of potash price increases to be realized approximately three months after the effective date as we typically have amounts of product already ordered at the time we announce a price increase. In the first six months of 2011, we experienced an increase in our just-in-time truck sales which allowed us to realize the increased net sales price earlier than on our rail shipments. However, as the drought conditions continue in the geographic area around our New Mexico facilities, we have begun to experience a slowdown in the truck market, particularly into Texas. As the truck market is expected to be slow over the next several months, we have been accepting sales orders from rail customers for the third quarter of 2011, at prices in effect at the date the orders were taken. Our average net realized sales price per ton historically has been approximately between 85 and 90 percent of our posted price driven by a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.

        To some degree, we consider international prices in determining the prices at which we sell our products. Generally, we benefit from a weakening U.S. dollar. In addition, due to the fact that our sales and costs are denominated in U.S. dollars, changes in the value of the U.S. dollar against other currencies have less of an effect on us compared to our competitors. The strengthening we are seeing in pricing more recently, however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability to farmers at today's commodity prices. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2011 and 2010:

Average net realized sales price for the three months ended	Potash	Trio®
	(Per ton)
June 30, 2011	$462	$222
March 31, 2011	$442	$204
December 31, 2010	$386	$222
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under accounting principles generally accepted in the United States of America ("GAAP") with respect to inventory costing. In the first three months of 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming we had been operating at normal production rates. There was no such adjustment made in 2011, as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter.

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory and production levels. Inventory levels are a function of previous period ending inventories, production volumes, and sales levels. From a total dollar perspective in the six months ended June 30, 2011, we have seen an increase in our overall production costs as we have mined and produced more tons than the comparable period in 2010. Because of the higher volume of sales in 2011, we have seen an increase in our cost of goods sold compared to the same period in 2010. As the production volumes from our mines returned to higher levels in the six months ended June 30, 2011, as compared to 2010, our per unit costs decreased. The dollar value increase in production costs were driven principally by the increased volumes and the operating rates of our mines and mills in the six months ended June 30, 2011, as compared to the same period in 2010. Increased production volumes resulted in higher labor costs, operating supply and reagent costs.

        Our production costs per ton are also impacted when our production levels change, such as changes in mine development and downtime for annual maintenance turnarounds, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. We incurred normal scheduled maintenance turnarounds at our West plant in June of 2011 and anticipate normal scheduled maintenance turnarounds at our East plant in the third quarter of 2011, together with scheduled downtime to tie in plant and equipment being constructed. Additionally, the East mine contains a mixed ore body comprised of potash and langbeinite. The mix of ore will impact the amount of product tons of potash and langbeinite ultimately produced from the facility, impact our production costs per ton for each product and impact our quarter-to-quarter results.

        Our cash operating cost of goods sold per ton of potash, net of $6 per ton of by-product credits, was $160 per ton in the three months ended June 30, 2011, compared to $206 per ton, net of $11 per ton of by-product credits, in the same period of 2010. Our cash operating cost of goods sold per ton of potash, net of $6 per ton of by-product credits, was $163 per ton in the six months ended June 30, 2011, compared to $201 per ton, net of $9 per ton of by-product credits, in the same period of 2010. Our lower per unit cash operating cost of goods sold per ton during 2011 resulted primarily from higher production rates in the six months ended June 30, 2011.

        We pay royalties to federal, state and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three and six months ended June 30, 2011, our royalty rate was 3.5 percent and

3.7 percent, respectively. For the three and six months ended June 30, 2010, our royalty rate was 3.9 percent and 3.8 percent, respectively. We expect that future average rates will be relatively consistent with these rates.

  Income Taxes

        We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three and six months ending June 30, 2011, our effective income tax rate was 39.5 percent and 39.8 percent, respectively. For the three and six month periods ending June 30, 2010, our effective income tax rate was 40.9 percent and 39.7 percent, respectively. Our effective income tax rate is impacted primarily by the amount of taxable income associated with each state jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        For the three and six months ended June 30, 2011, our total tax expense was $20.1 million and $38.9 million, respectively. The total tax expense for the three months ended June 30, 2011, was comprised of $5.4 million of current income tax expense and $14.6 million of deferred income tax expense. There was $8.9 million of current income tax expense and $30.0 million of deferred income tax expense for the six months ended June 30, 2011. For the three and six months ended June 30, 2010, our total tax expense was $2.5 million and $10.2 million, respectively. For these periods, total tax expense was comprised of $0.1 million and $3.0 million, respectively, of current income tax benefit and expense, and $2.6 million and $7.2 million, respectively, of deferred income tax expense.

        The mix of our current and deferred taxes is subject to changes in future periods. The current and deferred tax mix may change as a result of tax planning, and various elections provided within the tax code or changes in tax laws within the jurisdictions where we are subject to taxation.

Outlook for the Remainder of 2011

        We continue to believe that farmers should have the economic resources and motivation to replace the nutrients drawn from the soil, and in some cases, increase the nutrient levels in the soil in order to achieve better yields for their crops. Corn prices have increased significantly for front month delivery contracts since November 2010, and corn prices remain significantly higher than a year ago. In addition, the overall commodity prices for grains, sugar, cotton and other commodities remain strong. Cattle and hog prices remain significantly above those from a year ago due to strong demand for protein, especially from China. This overall strengthening of commodity prices continues to afford an opportunity for farmer economics to improve significantly which should benefit potash producers in the form of solid demand and prices.

        The stronger potash market that emerged in 2010 allowed producers to bring back production capacity that was idled in 2008 and 2009 and this has continued into the first six months of 2011. We expect the remainder of 2011 to continue with this higher capacity as we expect higher sales volumes as we enter the fall season. We expect 2011 potash demand to be in line with historical norms for the fall season as the economics to the farmer are expected to remain favorable and many dealers appear to be willing to take larger positions of inventory. We believe the timing of fall harvest, and ultimately the size of the fall weather window, will be key determinates of fall demand. We anticipate being able to realize our previously announced price increases as we move into the fall application season. We believe that our strong balance sheet and the strong market conditions for potash will enable us to develop our strategic capital projects designed to increase production and to execute our marketing strategy to maximize margin on the potash and Trio® that we sell.

Potash Prices

        The price for potash has been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price of $462 per ton in the second quarter of 2011 was affected by overall market demand, the increase in our just-in-time truck sales and our response to competitive pricing by our competitors. Our average net realized sales price increased in the second quarter of 2011 sequentially from the first quarter of 2011 and fourth quarter of 2010 in response to strong demand and favorable commodity prices for corn and other crops. We announced several price increases for red granular-sized potash during the second quarter of 2011, with our current price quoted at $560 per ton effective July 8, 2011. We expect the July 2011 price increase to be fully realized beginning in the fourth quarter of 2011.

        Other factors that may influence pricing for 2011 include fertilizer subsidy policy developments in India, how much demand will be satisfied at current prices, and whether increases in crop prices and other crop nutrients can be sustained. China recently set pricing levels for potash purchases, which appear to have provided additional stability in the market. The current increase in demand in the United States has allowed us to sell down our granular-sized inventories to historically normal levels for this time of year, and we anticipate sales of granular-sized potash will correspond more closely with our production levels.

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

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long-term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, increase reliability of the facilities, increase productivity and recoveries, all in order to decrease per ton production costs and increase market flexibility. In 2011, we plan to continue executing and accelerating, when appropriate, our capital strategy that is focused on additional granulation capacity, additional mining capacity, and recovery improvement projects. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor at Moab in 2010. We have plans for additional compaction capacity at our North facility and have already completed engineering work on a new compactor at our Wendover facility. Our Langbeinite Recovery Improvement Project also includes granulation capacity for all of our Trio® production.

        As we continue to invest in our facilities, we proactively manage our projects in order to manage cash investment with the need to maintain an appropriate cash level on our balance sheet that will allow us to react strategically to market conditions. In the three and six months ended June 30, 2011, we invested approximately $29.3 and $56.2 million in capital projects, respectively. Based on our expected pace of capital expenditures in 2011 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2011.

        Our Langbeinite Recovery Improvement Project is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and, as part of this project, we are building a plant that is expected to provide us the flexibility and capacity to granulate all of our standard-sized product, if market conditions warrant, and have it available for sale into the granular-sized market. In addition, this project is designed to reduce our water usage as it relates to our langbeinite production facility and therefore reduce the need to invest additional capital in water management equipment and storage capacity. The overall project is designed to increase our recoveries of langbeinite from the current design recovery rates of approximately 25-30 percent to approximately 50 percent.

        We continue to prepare for construction of the HB Solar Solution Mine, a project to develop and build a solution mine combined with solar evaporation ponds. The current schedule for receiving the Record of Decision on the project remains in the first quarter of 2012. As we move closer to the expected Record of Decision date, we continue to update project cost estimates to incorporate changes in scope, cost escalations related to commodity and inflationary effects and consideration of the items described as alternatives within the published draft environmental impact statement ("EIS"). Due to these factors and considerations which will continue to develop over time, we believe that the total capital investment for the HB Solar Solution Mine will be higher, possibly significantly higher, than the previously disclosed range of $120 and $130 million, of which $28.3 million has been invested to date. We believe that the project continues to be an important and financially attractive capital investment that fits within our overall capital strategy in terms of increased productivity and decreased cash operating cost per ton. We expect to invest the bulk of this capital after we receive all of the necessary approvals and permits from the state and federal regulatory agencies. To date we have received the ground water discharge permit for the HB Solar Solution Mine that was approved by the New Mexico Environment Department ("NMED") in July 2010 and, in July 2011, we received the air quality permit for the mill. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly, and first production is expected to result approximately 18 months later, with ramp up to full production expected in the succeeding year, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.

        Total capital investment in 2011 is estimated to be between $140 and $165 million and given the fact that the construction permit for the granulation plant was obtained in June and construction has begun, we expect to be nearer the top of this range. A breakdown of our capital investment plan includes approximately $40 to $44 million to replace assets needed to maintain production and complete compliance projects, $99 to $119 million to increase productive capacity as described more fully below, and $1 to $2 million to perform certain upgrades to our East facility warehouse. We expect our 2011 capital program to be funded out of cash flow and existing cash and investments.

        The following are a few of the projects that are slated for investment and/or completion in 2011 to improve the overall reliability of the operations and to increase productive capacity and compaction capacity:

  •
  The total capital investment for the Langbeinite Recovery Improvement Project is expected to be between $85 and $90 million, of which approximately $43.1 million has been invested to date and the balance is expected to be invested throughout the remainder of 2011. The necessary construction permits for both the dense media separation plant and the granulation plant were obtained and construction is on schedule. We expect completion and commissioning of the dense media separation plant to occur during the fourth quarter of 2011 and the granulation plant near the end of 2011 or early in 2012.

  •
  We started construction of the new compaction facility in Wendover, which will allow us to granulate more of our potash production. The project investment is approximately $15 to $19 million and we expect to be able to increase granular production beginning in 2012. We have begun construction of a new product warehouse at our Wendover facility, which will provide additional storage capacity for finished product. We expect to invest approximately $3 to $4 million on this project during 2011 and expect the additional storage capacity to be in place to coincide with the completion of the new compaction facility.

  •
  We continue to engineer the expansion of our North compaction plant. We are currently evaluating different expansion options considering the best utilization of capital and optimizing the operational design. We anticipate finalizing our plans for the project by the end of 2011, and assuming timely receipt of all necessary government permits and approvals, we expect to be able to increase granular production beginning in 2013.

  •
  We are adding new equipment, including miners, shuttle cars and conveyor systems, in order to develop new mine panels at each of our East and West mines for a total investment of approximately $14 to $16 million in 2011. The West Mine panel is scheduled to be fully operational in the third quarter of 2011 and the East Mine panel is scheduled to be operational in the fourth quarter of 2011.

  •
  We continue to implement distributed control systems and increased instrumentation at our production facilities, particularly in Carlsbad. A combined capital investment of approximately $3 to $5 million is expected for these projects in 2011 and we will be commencing the distributed control work in the East underground following project completion of the West underground and East surface projects. The West surface project has been completed and successfully commissioned.

  •
  We completed engineering for an additional solution mining cavern at our Moab facility. We expect to drill additional wells in support of the expanded designs, which will increase the potassium content of the extracted brines, resulting in an increase of our average annual potash production. We expect drilling to commence during the second half of this year assuming timely receipt of permits and project benefits to be realized in 2012 and 2013. The total investment for this project is expected to be approximately $12 to $15 million of which approximately $6 to $9 million is expected to be invested in 2011.

        All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of June 30, 2011, we had cash, cash equivalents, and investments of $157.8 million, we had no debt, and we had availability of $125.0 million under our former senior credit facility. Included in cash and cash equivalents were $0.8 million in cash and $70.5 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for $46.6 million and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $23.9 million. We had no losses on our cash and cash equivalents during the first six months of 2011, and all cash equivalents are invested with institutions that we believe to be financially sound. Additionally, as of June 30, 2011, we had $52.1 million and $34.4 million invested in short-term and long-term investments, respectively, comprised of certificates of deposit investments of $2.4 million, and corporate debt securities of $84.1 million.

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

	Six months ended
	June 30, 2011	June 30, 2010
	(In thousands)
Cash Flows from Operating Activities	$79,285	$67,895
Cash Flows from Investing Activities	$(83,818)	$(59,015)
Cash Flows from Financing Activities	$(350)	$(663)

Operating Activities

        Total cash provided by operating activities was $79.3 million for the six months ended June 30, 2011, compared to $67.9 million for the six months ended June 30, 2010. The $11.4 million increase in cash provided by operating activities in the six months ended June 30, 2011, was due primarily to the higher net income when comparing the six months ended June 30, 2011, to the same period in 2010. The increase in cash was offset by an increase in inventory as product sales largely matched production levels, compared to the six months ended June 30, 2010, in which our product sales were in excess of production levels. Additionally, we experienced an increase in accounts receivable as of June 30, 2011, compared to the six months ended June 30, 2010, as sales during the second quarter of 2011 were significantly higher than sales during the second quarter of 2010.

        For the six months ended June 30, 2011, product inventories increased $2.5 million compared to a decrease of $13.3 million in the comparable period in 2010. This decrease from 2010 was due to the increased demand for our products reflected in sales tons after the declines in application rates for much of 2009. Spare parts inventory increased $2.1 million for both the six months ended June 30, 2011, and the same period in 2010. During 2010 and 2011, we brought additional spare parts inventory into our system to support the new equipment at our operating facilities.

Investing Activities

        Total cash used in investing activities was $83.8 million for the six months ended June 30, 2011, compared to $59.0 million for the six months ended June 30, 2010. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs was $64.5 million in the six months June 30, 2011, compared to $38.1 million in the same period in 2010. For the six months ended June 30, 2011, we invested excess cash in higher yielding corporate and government agency securities by purchasing $52.5 million of investments and received $32.4 million in proceeds from maturing investments.

Senior Credit Facility

        In August 2011, we entered into a new unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This new credit facility, which replaced the previous credit facility in its entirety, provides a total revolving credit facility of $250 million. The facility is unsecured and is guaranteed by certain material subsidiaries of the Company as defined in the agreement. Intrepid's $250 million revolving credit facility has a five-year term through August 2016.

        Outstanding balances under the new revolving senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25 percent and 1.0 percent, depending upon our leverage ratio. We must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20 percent and 0.35 percent, depending on our leverage ratio.

        Intrepid's senior credit facility that was in place as of June 30, 2011, (the "Former Credit Facility") was a syndicated facility led by U.S. Bank as administrative agent, which provided a total revolving credit facility of $125 million. Under the Former Credit Facility, the administrative agent, for the benefit of the lenders, had a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Intrepid and certain of its subsidiaries were co-borrowers under the Former Credit Facility and were jointly liable for all obligations under the Former Credit Facility. The entire amount of the Former Credit Facility was available for use as of June 30, 2011. The Former Credit Facility had

a term through March 9, 2012; however, it was replaced in August 2011 with the new unsecured facility discussed above.

        Outstanding balances under our previous revolving senior credit facility bore interest at a floating rate, which, at our option, was either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.5 percent, depending upon our leverage ratio, which was equal to the ratio of our total funded debt to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.00 percent and 0.75 percent, depending on our leverage ratio. We were required to pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.25 percent and 0.50 percent, depending on our leverage ratio.

        Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the initial public offering, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts at that time. Interest rates, however, decreased following the initial public offering, and the liability that we have under these derivative agreements has increased since the date of the initial public offering. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of June 30, 2011, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of June 30, 2011, and the weighted average 3-month LIBOR rate locked-in via these derivatives, are $25.0 million and 5.2 percent, respectively. The interest rate paid under our previous senior credit facility on any debt varied both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of June 30, 2011, we had contractual obligations totaling $76.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments due by period
	Total	Q3-Q4 2011	2012	2013	2014	2015	2016	More than 5 years
	(In thousands)
Operating lease obligations(1)	$17,338	$2,125	$3,281	$3,070	$2,705	$1,427	$1,385	$3,345
Purchase commitments(2)	11,892	11,892	—	—	—	—	—	—
Natural gas purchase commitments(3)	2,070	2,070	—	—	—	—	—	—
Pension obligations(4)	942	87	171	171	171	171	171	—
Asset retirement obligation(5)	32,694	—	—	—	—	—	—	32,694
Minimum royalty payments(6)	11,434	229	457	457	457	457	457	8,920

Total	$76,370	$16,403	$3,909	$3,698	$3,333	$2,055	$2,013	$44,959

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

(5)
We are obligated to reclaim and remediate lands which our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2016. Commitments shown are in today's dollars and are undiscounted.

(6)
Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

        Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.

Off-Balance Sheet Arrangements

        As of June 30, 2011, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

More Detailed Discussion of Results of Operations for the Three Months Ended June 30, 2011, and 2010

Net Sales and Freight Costs

        Net sales of potash increased $55.4 million, or 114 percent, from $48.6 million for the three months ended June 30, 2010, to $104.0 million for the three months ended June 30, 2011. This change was the result of an increase in sales volume of 74 percent in addition to an increase in the average net realized sales price of $86 per ton, or 23 percent. The increase in sales volume was driven by robust and above normal historical demand levels for the second quarter of a year. In the first quarter of

2011, certain areas in our primary markets experienced poor weather conditions and, as such, the spring application season was delayed in those areas relative to 2010.

        Net sales of Trio® decreased $1.6 million, or 15 percent, from $10.2 million for the three months ended June 30, 2010, to $8.6 million for the three months ended June 30, 2011, due to a 38 percent decrease in the volume of sales offset by a 37 percent increase in the average net realized sales price. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Sales volumes of Trio® into the export market were 18,000 tons during the three months ended June 30, 2011, compared to 28,000 tons during the three months ended June 30, 2010.

        Freight costs increased $1.2 million, or 21 percent, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due primarily to the increase in sales volume slightly offset by a decrease in movement of inventory to distribution warehouses. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Three months ended
	June 30, 2011	June 30, 2010	Change between Periods	% Change
Cost of goods sold (in millions)	$53.7	$41.4	$12.3	30%
Cost per ton of potash sold(1)	$206	$249	$(43)	(17)%
Cost per ton of Trio® sold(2)	$190	$149	$41	28%

(1)
Per ton potash costs include $30 and $29 of depreciation, depletion, and amortization expense in the three months ended June 30, 2011, and 2010, respectively.

(2)
Per ton Trio® costs include $19 and $16 of depreciation, depletion, and amortization expense in the three months ended June 30, 2011, and 2010, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $43 per ton, or 17 percent from $249 per ton for the three months ended June 30, 2010, to $206 per ton for the three months ended June 30, 2011. The per ton improvement in 2011 reflects the fact that the higher operating rates of our facilities result in lower per ton costs as the fixed cost structure of the operations is spread over more produced tons. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in 2011 resulted in a decline in cost of goods sold per ton relative to the comparable period in 2010.

        Total cost of goods sold of our Trio® increased $41 per ton, or 28 percent, from $149 per ton for the three months ended June 30, 2010, to $190 per ton for the three months ended June 30, 2011. This increase in cost of goods sold on a per ton basis is due to a lower per ton cost in 2010 resulting primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

        Cost of goods sold increased $12.3 million, or 30 percent, from $41.4 million in the three months ended June 30, 2010, to $53.7 million in the three months ended June 30, 2011. The increase in the total expense was driven primarily by the higher volumes of potash sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Production cost elements that changed materially during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, included increases in labor, operating supplies, depreciation, and royalties.

        On a comparative basis and within our production costs, labor and contract labor costs increased $1.7 million, or 11 percent, in the three months ended June 30, 2011, due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $2.1 million, or 75 percent, in the three months ended June 30, 2011, due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies.

        Depreciation, depletion, and amortization increased $2.0 million, or 35 percent, in the three months ended June 30, 2011, as a result of the significant capital investment during 2010 and the first half of 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.

        Royalty expense increased $1.7 million, or 73 percent, from the three months ended June 30, 2010, which relates to the increase in net sales. Other changes in cost of goods sold followed from decreased maintenance spending and rental costs, partially offset by increased benefits and employment taxes.

Selling and Administrative Expense

        Selling and administrative expenses increased by $1.0 million in the three months ended June 30, 2011, as compared to the same period in 2010. The change represents a 13 percent increase from $8.0 million for the three months ended June 30, 2010, to $9.0 million for the three months ended June 30, 2011. The increase largely related to higher cash bonus expense than in the comparable period of 2010 based on the performance against the established metrics. Additionally, we have slightly higher stock compensation expense due to an increase in the number of stock options and restricted common stock outstanding. In addition, we experienced an increase in aviation expense based on hiring additional Denver-based engineering and accounting staff that regularly travel to our mines. These increases were partially offset by a reduction in professional services relative to the prior period.

Income Taxes

        Income tax expense increased by $17.6 million in the three months ended June 30, 2011, as compared to the same period in 2010 driven by the overall increase in our pre-tax income. Income tax expense of $20.1 million was recognized in the three months ended June 30, 2011, at an effective tax rate of 39.5 percent. Income tax expense of $2.5 million was recognized in the three months ended June 30, 2010, at an effective tax rate of 40.9 percent.

More Detailed Discussion of Results of Operations for the Six Months Ended June 30, 2011, and 2010

Net Sales and Freight Costs

        Net sales of potash increased $55.9 million, or 42 percent, from $134.6 million for the six months ended June 30, 2010, to $190.5 million for the six months ended June 30, 2010. This change was the result of an increase in the average net realized sales price of $92 per ton, or 25 percent, in addition to an increase in sales volume of 13 percent. On a comparable basis, the levels of potash sales in the first six months of 2011 were stronger than the same period of 2010 mainly due to improved commodity markets resulting in improved farmer economics that drive strong demand for our products. Our production volume of potash in the six months ended June 30, 2011, was 443,000 tons, or 106,000 tons more than in the first six months of 2010. Our production was higher in 2011 primarily due to the return to full production levels beginning in November of 2010 as we returned to full staffing levels at our facilities at that time following the market driven production reductions that occurred in 2009 through the first half of 2010. In addition, the benefit of capital invested in 2010 was evident as higher production was available from additional mining panels in Carlsbad. Further, the new compactor at Moab was fully operational during the first six months of 2011, which allowed us maximum flexibility to adjust our production mix of granular-sized and standard-sized potash, as needed, based on market demand.

        Net sales of Trio® decreased $2.6 million, or 12 percent, from $21.8 million for the six months ended June 30, 2010, to $19.2 million for the six months ended June 30, 2011, due to a 31 percent decrease in the volume of sales offset by a 28 percent increase in the average net realized sales price. The volume decrease was driven by the lower recoveries and ore grade of product experienced throughout the first six months of 2011.

        Freight costs decreased $0.6 million, or 4 percent, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due primarily to a decrease in movement of inventory to distribution warehouses as well as a decrease in Trio® sales volumes.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods.

	Six months ended
	June 30, 2011	June 30, 2010	Change between Periods	% Change
Cost of goods sold (in millions)	$105.7	$108.7	$(3.0)	(3)%
Costs associated with abnormal production (in millions)	$—	$0.5	$(0.5)	(100)%
Cost per ton of potash sold(1)	$209	$240	$(31)	(13)%
Cost per ton of Trio® sold(2)	$192	$146	$46	32%

(1)
Per ton potash costs include $30 and $26 of depreciation, depletion, and amortization expense in the six months ended June 30, 2011, and 2010, respectively.

(2)
Per ton Trio® costs include $21 and $16 of depreciation, depletion, and amortization expense in the six months ended June 30, 2011, and 2010, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $31 per ton, or 13 percent, from $240 per ton for the six months ended June 30, 2010, to $209 per ton for the six months ended June 30, 2011. Higher production rates in the first six months of 2011 are the primary reason that cost of sales per ton declined relative to the comparable period in 2010, as fixed production costs are spread over more tons produced.

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

        Total cost of goods sold of our Trio® increased $46 per ton, or 32 percent, from $146 per ton for the six months ended June 30, 2010, to $192 per ton for the six months ended June 30, 2011. This increase in cost of goods sold on a per ton basis is due to the lower per ton cost in 2010 resulting primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

        Cost of goods sold decreased $3.0 million, or 3 percent, from $108.7 million in the six months ended June 30, 2010, to $105.7 million in the six months ended June 30, 2011. Prior to absorption of costs into inventory causing the decrease in total expense, spending increased primarily to support higher production. Costs that changed materially during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, included increases in labor, operating supplies, depreciation and royalties.

        On a comparative basis and within our production costs, labor and contract costs increased $3.1 million, or 11 percent, in the first six months of 2011 due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $3.5 million, or 63 percent, in the six months ended June 30, 2011, due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies.

        Depreciation, depletion, and amortization increased $3.9 million, or 35 percent, in the six months ended June 30, 2011, as a result of the significant capital investment during 2010 and the first half of 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.

        Royalty expense increased $1.8 million, or 30 percent, from the six months ended June 30, 2010, which relates to the increase in net sales. Other changes in cost of goods sold followed from increased usage of chemicals and reagents resulting from higher operating rates and increased benefits and employment taxes, as well as a reduction in by-product credits, partially offset by decreased maintenance spending and rental costs.

Selling and Administrative Expense

        Selling and administrative expenses increased by $1.3 million in the six months ended June 30, 2011, as compared to the same period in 2010. The change represents a 9 percent increase from $14.6 million for the six months ended June 30, 2010, to $15.9 million for the six months ended June 30, 2011. The increase largely related to higher cash bonus expense than in the comparable period of 2010 based on our performance against established metrics. Additionally, we have slightly higher stock compensation expense due to an increase in the number of stock options and restricted common stock outstanding. In addition, we experienced an increase in aviation expense based on hiring of additional Denver-based engineering and accounting staff that regularly travel to our mines. These increases were partially offset by a reduction in professional services relative to the prior period.

Recognition of Income Associated With Deferred Insurance Proceeds

        In the first quarter of 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the six months ended June 30, 2011. There was no cash impact associated with this event in the six months ended June 30, 2011, as the previously deferred insurance proceeds were paid to us prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to us in April 2011.

Income Taxes

        Income tax expense increased by $28.7 million in the six months ended June 30, 2011, as compared to the same period in 2010 driven by higher pretax income in the current six-month period. Income tax expense of $38.9 million was recognized in the six months ended June 30, 2011, at an effective tax rate of 39.8 percent. Income tax expense of $10.2 million was recognized in the six months ended June 30, 2010, at an effective tax rate of 39.7 percent.

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

Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

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

(b)   Changes in Internal Control over Financial Reporting

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Protests of Pending Applications for Permits to Drill ("APDs").    As of June 30, 2011, Intrepid maintains protests against five APDs in the Potash Area, most located on or near its Bureau of Land Management and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2010, do not currently involve any claims against us. Certain of these APDs are near certain of our potash leases or pending lease modifications. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease within a reasonable safety buffer around the wells.

        In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division ("OCD") in support of the Division's denial of the APD for the Laguna State "16" Well No. 2, proposed by Fasken Oil & Ranch Ltd. ("Fasken"), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred in June 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken's APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission ("OCC") and to petition the OCC for a stay of the OCD's Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD's Order. The de novo hearing before the OCC occurred in April 2010. On October 7, 2010, the OCC entered an Order granting Fasken authority to drill its proposed well. On November 2, 2010, Intrepid appealed this Order to the First Judicial District Court for the State of New Mexico, County of Santa Fe, where the appeal remains pending. By Order of the First Judicial District Court, dated November 8, 2010, the OCC's Order granting Fasken authority to drill its proposed wells has been stayed pending the appeal of that Order.

        We are subject to claims and legal actions that arise in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of such claims or actions is not reasonably likely to have a material adverse effect on our consolidated financial position or the results of our operations. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, "Item 1A: Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than the changes disclosed in our Quarterly Report filed on Form 10-Q for the quarterly period ending March 31, 2011, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2011, through April 30, 2011	16,031	$34.14	—	N/A
May 1, 2011, through May 31, 2011	—	—	—	N/A
June 1, 2011, through June 30, 2011	1,357	$31.05	—	N/A

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

        During the three months ended June 30, 2011, none of Intrepid's mines: (1) were assessed any Mine Act section 110(b)(2) penalties for flagrant violations (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (2) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern; or (3) received any Mine Act Section 107(a) imminent danger orders to immediately remove miners. In addition, there were no mining-related fatalities at Intrepid's mines during the three months ended June 30, 2011.

        As required by section 1503 of the Dodd-Frank Act, the table below sets forth by mine the total number of citations and/or orders issued by MSHA to Intrepid and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, during the three months ended June 30, 2011.

Name of Mine(1)	Mine Act Section 104 Significant & Substantial Citations(2)	Mine Act Section 104(b) Orders(3)	Mine Act Section 104(d) Citations & Orders(4)	Total Dollar Value of Proposed MSHA Assessments(5)
Intrepid Potash East (29-00170)	5	—	—	$9,671
Intrepid Potash West (29-00175)	2	—	—	$1,302
Intrepid Potash North (29-02028)	—	—	—	$—
HB Potash (29-00173)	—	—	—	$—

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

        The table that follows presents information regarding pending legal actions before the Commission as of June 30, 2011. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Mine	Pending Legal Actions
Intrepid Potash East (29-00170)	5
Intrepid Potash West (29-00175)	6
Intrepid Potash North (29-02028)	1
HB Potash (29-00173)	—

        The foregoing pending legal actions includes legal actions that were initiated prior to the current reporting period and do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current reporting period.

Item 6.    EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase.***

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

INTREPID POTASH, INC. (REGISTRANT)
Dated: August 3, 2011	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: August 3, 2011	/s/ DAVID W. HONEYFIELD David W. Honeyfield President and Chief Financial Officer (Principal Financial Officer)
Dated: August 3, 2011	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)