Form 10-Q
period 2011-09-30
Intrepid Potash, Inc.
filed 2011-11-03
CIK 1421461

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

        As of October 31, 2011, 75,203,644 shares of the registrant's common stock, par value of $0.001 per share, were outstanding.

INTREPID POTASH, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$67,487	$76,133
Short-term investments	73,550	45,557
Accounts receivable:
Trade, net	34,162	23,767
Other receivables	10,989	1,161
Refundable income taxes	7,095	6,543
Inventory, net	53,420	48,094
Prepaid expenses and other current assets	6,121	4,016
Current deferred tax asset	342	3,551

Total current assets	253,166	208,822

Property, plant, and equipment, net of accumulated depreciation of $89,790 and $66,615, respectively	359,318	285,920
Mineral properties and development costs, net of accumulated depletion of $9,435 and $8,431, respectively	33,324	34,372
Long-term parts inventory, net	8,791	7,121
Long-term investments	27,734	21,298
Other assets	4,862	5,311
Non-current deferred tax asset	226,635	266,040

Total Assets	$913,830	$828,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$21,115	$17,951
Related parties	93	126
Accrued liabilities	19,921	17,153
Accrued employee compensation and benefits	12,362	8,597
Other current liabilities	1,201	1,578

Total current liabilities	54,692	45,405

Asset retirement obligation	9,757	9,478
Deferred insurance proceeds	—	11,700
Other non-current liabilities	3,562	4,460

Total Liabilities	68,011	71,043

Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,203,644 and 75,110,875 shares outstanding at September 30, 2011, and December 31, 2010, respectively	75	75
Additional paid-in capital	563,138	559,675
Accumulated other comprehensive loss	(681)	(702)
Retained earnings	283,287	198,793

Total Stockholders' Equity	845,819	757,841

Total Liabilities and Stockholders' Equity	$913,830	$828,884

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales	$114,000	$91,471	$338,351	$263,149
Less:
Freight costs	7,602	7,831	22,320	23,170
Warehousing and handling costs	3,556	2,893	10,617	7,935
Cost of goods sold	55,547	53,812	161,257	162,482
Costs associated with abnormal production	—	—	—	470
Other	188	127	695	666

Gross Margin	47,107	26,808	143,462	68,426
Selling and administrative	8,277	6,439	24,134	21,021
Accretion of asset retirement obligation	184	176	566	528
Insurance settlements from property and business losses	—	—	(12,500)	—
Other operating (income) loss	(3,115)	271	(7,804)	744

Operating Income	41,761	19,922	139,066	46,133
Other Income (Expense)
Interest expense, including realized and unrealized derivative gains and losses	(175)	(430)	(677)	(1,462)
Interest income	446	207	1,231	479
Other income	22	147	340	296

Income Before Income Taxes	42,054	19,846	139,960	45,446
Income Tax Expense	(16,547)	(8,187)	(55,466)	(18,338)

Net Income	$25,507	$11,659	$84,494	$27,108

Weighted Average Shares Outstanding:
Basic	75,202,504	75,101,446	75,172,912	75,077,260

Diluted	75,300,272	75,143,542	75,277,594	75,133,775

Earnings Per Share:
Basic	$0.34	$0.16	$1.12	$0.36

Diluted	$0.34	$0.16	$1.12	$0.36

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	75,110,875	$75	$559,675	$(702)	$198,793	$757,841
Comprehensive income, net of tax:
Pension liability adjustment	—	—	—	46	—	46
Unrealized gain on investments held for sale	—	—	—	(25)	—	(25)
Net income	—	—	—	—	84,494	84,494

Total comprehensive income						84,515

Stock-based compensation	—	—	3,776	—	—	3,776
Issuance of common stock upon exercise of stock options	14,739	—	330	—	—	330
Excess income tax benefit from stock-based compensation	—	—	434	—	—	434
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	78,030	—	(1,077)	—	—	(1,077)

Balance, September 30, 2011	75,203,644	$75	$563,138	$(681)	$283,287	$845,819

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$84,494	$27,108
Deferred income taxes	42,614	19,355
Insurance settlements from property and business losses	(12,500)	—
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	26,043	20,086
Stock-based compensation	3,776	3,093
Unrealized derivative gain	(913)	(173)
Other	1,565	756
Changes in operating assets and liabilities:
Trade accounts receivable	(10,395)	(17,870)
Other receivables	(9,834)	(1,401)
Refundable income taxes	(552)	3,074
Inventory	(6,996)	15,808
Prepaid expenses and other assets	(541)	(2,309)
Accounts payable, accrued liabilities and accrued employee compensation and benefits	13,243	10,365
Other liabilities	(392)	(1,383)

Net cash provided by operating activities	129,612	76,509

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(100,936)	(57,844)
Additions to mineral properties and development costs	(780)	(222)
Proceeds from insurance settlements from property and business losses	806	1,576
Purchases of investments	(78,360)	(61,909)
Proceeds from investments	42,779	19,498

Net cash used in investing activities	(136,491)	(98,901)

Cash Flows from Financing Activities:
Debt issuance costs	(1,454)	—
Employee tax withholding paid for restricted stock upon vesting	(1,077)	(727)
Excess income tax benefit from stock-based compensation	434	—
Proceeds from exercise of stock options	330	19

Net cash used in financing activities	(1,767)	(708)

Net Change in Cash and Cash Equivalents	(8,646)	(23,100)
Cash and Cash Equivalents, beginning of period	76,133	89,792

Cash and Cash Equivalents, end of period	$67,487	$66,692

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest, including settlements on derivatives	$1,165	$1,574

Income taxes	$12,983	$(4,008)

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—COMPANY BACKGROUND

        Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, "Intrepid") produces muriate of potash ("potassium chloride" or "potash"); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation brine recovery mine in Wendover, Utah. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities to utilize to fulfill the customers' requirements and to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall productions costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

Note 2—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X of the Securities and Exchange Commission. For interim periods, GAAP and Regulation S-X do not require all information and notes that are required for annual periods. Therefore, the accompanying unaudited consolidated financial statements should be read in conjunction with Intrepid's Consolidated Financial Statements and Notes thereto included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of Intrepid's financial position, results of operations and cash flows at September 30, 2011, and for all periods presented.

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

        Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, and risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is recognized for these transactions upon shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.

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

        Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks that are ready for sale, mined ore, potash in evaporation ponds, and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.

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

        Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, considering quality, slow-moving items, obsolescence, excessive

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

levels, and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and if deemed appropriate, are included in the determination of an allowance for obsolescence.

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

        Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred.

        Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related net book value may not be recoverable. Impairment is considered to exist if the total estimated undiscounted future cash flow attributable to the asset is less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.

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

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4—EARNINGS PER SHARE

        The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended September 30, 2011, and 2010, a weighted average of 41,504 and 100,145 non-vested shares of restricted common stock and 148,095 and 210,017 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2011, and 2010, a weighted average of 32,498 and 119,550 non-vested shares of restricted common stock and 145,895 and 186,014 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$25,507	$11,659	$84,494	$27,108

Basic weighted average common shares outstanding	75,203	75,101	75,173	75,077
Add: Dilutive effect of non-vested restricted common stock	49	34	56	45
Add: Dilutive effect of stock options outstanding	48	9	49	12

Diluted weighted average common shares outstanding	75,300	75,144	75,278	75,134

Earnings per share:
Basic	$0.34	$0.16	$1.12	$0.36

Diluted	$0.34	$0.16	$1.12	$0.36

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5—CASH, CASH EQUIVALENTS, AND INVESTMENTS

        The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash	$1,188	$72
Commercial paper	27,274	54,655
Money market and money market funds	39,025	21,406

Total cash and cash equivalents	$67,487	$76,133

Corporate bonds	$68,395	$31,494
Convertible corporate bonds	1,994	4,346
Certificates of deposit and time deposits	3,161	9,717

Total short-term investments	$73,550	$45,557

Corporate bonds	$27,734	$20,578
Certificates of deposit and time deposits	—	720

Total long-term investments	$27,734	$21,298

Total cash, cash equivalents and investments	$168,771	$142,988

        As of September 30, 2011, the Company held $2.0 million of convertible corporate bonds that are classified as available-for-sale. As of September 30, 2011, and 2010, Intrepid's available-for-sale investments had gross unrealized gains of approximately $10,000 and $30,000. The fair value of Intrepid's held-to-maturity investments at September 30, 2011, and December 31, 2010, approximated their carrying amounts.

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY

        The following summarizes Intrepid's inventory, recorded at the lower of weighted average cost or estimated net realizable value as of September 30, 2011, and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Finished goods product inventory	$30,324	$24,398
In-process mineral inventory	8,983	11,160
Current parts inventory	14,113	12,536

Total current inventory	53,420	48,094
Long-term parts inventory	8,791	7,121

Total inventory	$62,211	$55,215

        Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6—INVENTORY AND LONG-TERM PARTS INVENTORY (Continued)

average cost or estimated net realizable value assessment of our product inventory of standard-sized Trio®, Intrepid recorded impairment charges of approximately $0.2 million and $0.1 million in the three months ended September 30, 2011, and 2010, respectively. Intrepid recorded impairment charges of approximately $0.7 million in both the nine months ended September 30, 2011, and 2010.

        Related to in-process mineral inventory and finished good product inventory, Intrepid had no charges related to abnormal production in the three and nine months ended September 30, 2011, respectively; Intrepid recorded a charge of zero and $0.5 million related to abnormal production in the three and nine months ended September 30, 2010, respectively.

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES

        "Property, plant, and equipment" and "Mineral properties and development costs" were comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Buildings and plant	$65,020	$55,462
Machinery and equipment	226,893	190,662
Vehicles	8,699	8,015
Office equipment and improvements	13,711	13,333
Ponds and land improvements	7,871	6,802
Construction in progress	126,651	77,998
Land	263	263
Accumulated depreciation	(89,790)	(66,615)

	$359,318	$285,920

Mineral properties and development costs	$42,065	$42,288
Construction in progress	694	515
Accumulated depletion	(9,435)	(8,431)

	$33,324	$34,372

        Intrepid recorded the following cost for depreciation, depletion, amortization, and accretion ("DD&A"), including DD&A capitalized into inventory, for the following periods (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Depreciation	$8,403	$6,417	$24,358	$18,495
Depletion	232	212	1,027	897
Amortization	—	55	92	166
Accretion	184	176	566	528

Total	$8,819	$6,860	$26,043	$20,086

        "Mineral properties and development costs" include accumulated costs of approximately $1.4 million as of September 30, 2011, and December 31, 2010, associated with the presently idled HB

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7—PROPERTY, PLANT, AND EQUIPMENT AND MINERAL PROPERTIES (Continued)

Solar Solution mine that is being converted to a solar solution mine. Intrepid is actively seeking the required permits and approvals from the Bureau of Land Management ("BLM") and the state of New Mexico to resume production from this mine using solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah. "Construction in progress" related to property, plant, and equipment associated with the HB Solar Solution mine also includes approximately $30.5 million and $26.7 million as of September 30, 2011, and December 31, 2010, respectively. No depletion or depreciation is currently being recognized on this property or its related assets, as the mine has not yet been placed in service and there is no basis over which to amortize the historical costs.

Note 8—DEBT

        Intrepid replaced its senior credit facility (the "Former Credit Facility") with a new unsecured credit facility in August 2011. The Former Credit Facility was a syndicated facility led by U.S. Bank as the administrative agent and provided a revolving credit facility of $125 million. Under the terms of the Former Credit Facility, the administrative agent for the benefit of the lenders had a security interest in substantially all of the assets of Intrepid and certain of its subsidiaries. Intrepid and certain of its subsidiaries were co-borrowers under the Former Credit Facility and were jointly liable for all obligations under the Former Credit Facility. There were no amounts outstanding under the Former Credit Facility as of December 31, 2010.

        In August 2011, Intrepid entered into a new unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This new credit facility, which replaced the Former Credit Facility in its entirety, provides a total revolving credit facility of $250 million with a five-year term through August 2016. The facility is unsecured and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement. There were no amounts outstanding under this facility as of September 30, 2011.

        Outstanding balances under the new revolving unsecured credit facility bear interest at a floating rate, which, at Intrepid's option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon Intrepid's leverage ratio, which is equal to the ratio of Intrepid's total funded indebtedness to Intrepid's adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin between 0.25 percent and 1.0 percent, depending upon Intrepid's leverage ratio. Intrepid must pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20 percent and 0.35 percent, depending on Intrepid's leverage ratio.

Note 9—ASSET RETIREMENT OBLIGATION

        Intrepid recognizes a liability for future estimated costs associated with the reclamation of its mining properties. A liability for the estimated fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or as the assets are acquired.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 9—ASSET RETIREMENT OBLIGATION (Continued)

        Intrepid's asset retirement obligation is based on the estimated cost to remove assets and close the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using the credit adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid's abandonment liabilities range from 6.9 percent to 8.5 percent. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.

        Following is a table of the changes to Intrepid's asset retirement obligations for the following periods (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Asset retirement obligation—beginning of period	$9,860	$8,981	$9,478	$8,619
Changes in estimated obligations	(287)	—	(287)	10
Accretion of discount	184	176	566	528

Total asset retirement obligation—end of period	$9,757	$9,157	$9,757	$9,157

        The undiscounted amount of asset retirement obligation is $31.3 million as of September 30, 2011, and there are no significant payments expected in the next five years.

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

        Equity Incentive Compensation Plan—Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under its 2008 Equity Incentive Plan (the "2008 Plan"). As of September 30, 2011, there were a total of 171,860 shares of non-vested restricted common stock outstanding and 354,339 outstanding stock options. As of September 30, 2011, there were approximately 4.1 million shares of common stock available for issuance under the 2008 Plan.

  Common Stock

        Under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of 9,616 shares of common stock during the nine months ended September 30, 2011, to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid's 2011 annual stockholders' meeting. These shares of common stock were granted without restrictions and vested immediately.

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

        In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid's common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the awards of restricted common stock awards was $0.8 million and $0.7 million for the three months ended September 30, 2011, and 2010, respectively. For the nine months ended September 30, 2011, and 2010, total compensation expense related to the awards of restricted common stock awards was $2.7 million and $2.1 million, respectively. Such amounts were net of estimated forfeiture adjustments. As of September 30, 2011, there was $3.5 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2014.

        A summary of Intrepid's restricted common stock activity for awards that have not yet vested for the period from December 31, 2010, to September 30, 2011, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted common stock, at beginning of period	217,794	$27.96
Granted	61,585	35.80
Vested	(98,744)	28.11
Forfeited	(8,775)	30.77

Non-vested restricted common stock, at end of period	171,860	$30.53

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

	Nine months ended
	September 30, 2011	September 30, 2010
Risk-free interest rate	2.6%	2.7%
Dividend yield	—	—
Estimated volatility	56.6%	56.7%
Expected option life	6 years	6 years

        Intrepid's computation of the estimated volatility above is based on the historical volatility of its own common stock since the IPO as well as the volatility of three peer companies' common stock over the expected option life. The peer companies selected had volatility that was correlated to Intrepid's common stock from the date of the IPO to the dates of grant. These proxies were utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to exercise or expiration, considering the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that matched the option award's expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.

        For the three months ended September 30, 2011, and 2010, Intrepid recognized stock based compensation related to stock options of approximately $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2011, and 2010, total compensation expense was $1.1 million and $0.7 million, respectively. As of September 30, 2011, there was $2.5 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10—COMPENSATION PLANS (Continued)

expensed through 2014. A summary of Intrepid's stock option activity for the nine months ended September 30, 2011, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock options, at beginning of period	273,851	$22.69			$10.69
Granted	102,196	35.69			19.59
Exercised	(14,739)	22.33			10.02
Forfeited	(6,969)	30.35			16.29

Outstanding non-qualified stock options, at end of period	354,339	$26.31	$619,153	8.2	$13.17

Vested or expected to vest, end of period	339,487	$26.00	$617,544	8.2	$12.95

Exercisable non-qualified stock options, at end of period	131,887	$22.00	$401,823	7.7	$9.85

(1)
The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11—INCOME TAXES

        For the three and nine months ended September 30, 2011, our total tax expense was $16.5 million and $55.5 million, respectively, and the effective tax rate was 39.3 percent and 39.6 percent, respectively. For the three and nine months ended September 30, 2010, income tax expense was $8.2 million and $18.3 million and the effective tax rate was 41.3 percent and 40.4 percent, respectively. Intrepid's effective income tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction. Income tax expense for the three and nine months ended September 30, 2011, and 2010, differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the estimated effects of the domestic production activities deduction and state income taxes. Intrepid's income tax provision is comprised of the elements below (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Current portion of income tax expense (benefit)	$3,951	$(4,018)	$12,866	$(1,031)
Deferred portion of income tax expense	12,596	12,205	42,600	19,369

Total income tax expense	$16,547	$8,187	$55,466	$18,338

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11—INCOME TAXES (Continued)

        At September 30, 2011, there were no material uncertain tax positions that would impact Intrepid's effective tax rate. Therefore, no liabilities have been recognized, and no provisions have been made for interest or penalties related to uncertain tax positions.

Note 12—COMMITMENTS AND CONTINGENCIES

        Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. ("PCS Sales") as its exclusive sales representative for export potash sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty-days written notice.

        Intrepid also has a sales agreement with Envirotech Services, Inc. ("ESI") appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years' written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Intrepid is also entitled to certain adjustments in the sale price to ESI based on the final sales price ESI receives from its customers, as defined by the agreement. Such adjustments in sales price are settled after ESI's fiscal year end in September; however, Intrepid estimates and recognizes earned excess profits each quarter as the amounts are earned and reasonably determinable.

        Reclamation Deposits and Surety Bonds—As of September 30, 2011, Intrepid had $8.7 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $1.3 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the consolidated balance sheets, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of 1.2 percent fee paid to the surety bond issuer.

        Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or if governmental entities change requirements.

        Health Care Costs—Intrepid is self-insured, subject to a stop-loss policy, for its employees' health care costs. The estimated liability for outstanding medical costs has been based on the historical pattern of claim settlements. The medical claims liability included in accrued liabilities was approximately $1.1 million as of September 30, 2011, and $1.2 million as of December 31, 2010.

        Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2011. Intrepid has established a general reserve for loss contingencies that are considered probable and reasonably estimable.

        Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to twenty years.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Rental and lease expenses follow for the indicated periods (in thousands):

2011
For the three months ended September 30, 2011	$1,259
For the nine months ended September 30, 2011	$3,839
2010
For the three months ended September 30, 2010	$1,596
For the nine months ended September 30, 2010	$5,080

        Refundable Credit—In June 2011, Intrepid received notice that its application for a refundable employment-related credit, related to qualifying wages earned for the years 2004 to January 2010, of approximately $4.7 million was approved by the State of New Mexico. Accordingly, during the second quarter of 2011, Intrepid recorded $4.7 million of income, which is reflected in "Other operating (income) loss" for the nine months ended September 30, 2011. The cash collection associated with this credit occurred in October of 2011, and the amount was recorded in "Other receivables" as of September 30, 2011. The receipt of the approval notice from the State of New Mexico confirms the process by which such credits are claimed with sufficient certainty. Accordingly, beginning in the third quarter of 2011, the value of additional estimated credits is and will be recorded in the same period in which the credit is earned as a reduction to our production costs. As a result, Intrepid recorded an additional receivable of $3.8 million related to the refundable employment-related credit for qualifying wages paid in the State of New Mexico in the third quarter of 2011, of which $3.2 million, has been recorded as "Other operating (income) loss" for credits earned for the periods prior to the third quarter of 2011 as the associated inventory for this portion of the credit was sold in prior periods. The credit earned for the three months ended September 30, 2011, has been included as a reduction to our production costs and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of September 30, 2011.

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

  Interest Rates

        Intrepid's predecessor historically managed a portion of its floating interest rate exposure using interest rate derivative contracts. Forward LIBOR-based contracts reduced the predecessor's risk from interest rate movements as gains and losses on such contracts partially offset the impact of changes in its variable-rate debt. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its IPO in April 2008, it has not yet closed its positions in the derivative financial instruments that were also assumed from the predecessor.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        A tabular presentation of the outstanding interest rate derivatives as of September 30, 2011, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The following table presents the fair values of the derivative instruments included within the consolidated balance sheets as of (in thousands):

	September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,157	Other current liabilities	$1,399
Interest rate contracts	Other non-current liabilities	268	Other non-current liabilities	939

Total derivatives not designated as hedging instruments	Net liability	$1,425	Net liability	$2,338

        The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statements of operations for the periods presented (in thousands):

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate contracts:
Realized loss	Interest expense	$(370)	$(406)	$(1,082)	$(1,364)
Unrealized gain	Interest expense	368	56	913	173

Total loss	Interest expense	$(2)	$(350)	$(169)	$(1,191)

  Credit Risk

        Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at September 30, 2011, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features at September 30, 2011.

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

        The following is a listing of Intrepid's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2011 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(1,425)	$—	$(1,425)	$—

Investments
Available-for-sale securities	$1,994	$—	$1,994	$—

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

        Intrepid uses Level 2 inputs to measure the fair value of interest rate swaps. This valuation is performed using a pricing model that calculates the fair value based on of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including the relevant market values, yields, forward prices, and the known contractual terms of the instrument, are readily observable. The considered factors result in an estimated exit price for each asset or liability under a marketplace participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing derivative instruments.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 14—FAIR VALUE MEASUREMENTS (Continued)

        Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties' credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of September 30, 2011, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 15—FUTURE EMPLOYEE BENEFITS

        Defined Benefit Pension Plan—In accordance with the terms of the purchase agreement associated with the acquisition of the Moab assets in 2000 (the "Moab Purchase Agreement"), the Moab subsidiary established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the seller were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the seller's pension plan. Approximately $1.5 million was transferred from the seller's pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, the Pension Plan was "frozen" by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. The Pension Plan is required to be maintained for the existing participants and for the benefits they had accrued as of that date. Intrepid expects to contribute $156,000 to the Pension Plan in 2011, $114,950 of which has been paid through September 30, 2011.

INTREPID POTASH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 15—FUTURE EMPLOYEE BENEFITS (Continued)

        The components of the net periodic pension expense are set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	49	50	147	151
Expected return on assets	(49)	(42)	(147)	(126)
Amortization of transition obligation/(asset)	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	25	21	75	63

Net periodic benefit cost	$25	$29	$75	$88

        In October 2011, Intrepid adopted resolutions to terminate the Pension Plan effective December 31, 2011. Prior to Intrepid's Pension Plan liability being terminated, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by Intrepid prior to termination.

Note 16—RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS

        In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the nine months ended September 30, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the nine months ended September 30, 2011. There was no cash impact associated with this event in the nine months ended September 30, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to Intrepid in April 2011.

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

        In the three and nine months ended September 30, 2011, Intrepid incurred dry-lease charges of approximately $139,000 and $532,000, respectively, for BH and $35,000 and $243,000, respectively, for IPH. In the three and nine months ended September 30, 2010, Intrepid incurred dry-lease charges of approximately $57,000 and $125,000, respectively, for BH and $111,000 and $442,000, respectively, for IPH. As of September 30, 2011, and December 31, 2010, accounts payable balances due to BH were $29,000 and $27,000, respectively, and due to IPH were $24,000 and $17,000, respectively.

        Transition Services Agreement—On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC ("IOG"), and Intrepid Potash—Moab, LLC ("Moab") executed a Transition Services Agreement, which has been extended until April 24, 2013. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG's oil and gas ventures. Intrepid is reimbursed at cost for these services. The Transition Services Agreement was approved by Intrepid's Audit Committee.

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

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These risks and uncertainties include changes in the price of potash or Trio®; operational difficulties at our facilities that limit production of our products; interruptions in railcar or truck transportation services; the ability to hire and retain qualified employees; changes in demand and/or supply for potash or Trio®; changes in our reserve estimates; the costs and our ability to successfully execute the projects that are essential to our business strategy, including, but not limited to, the development of the HB Solar Solution mine as a solution mine and the further development of our langbeinite recovery assets; weather risks affecting net evaporation rates at our solar solution mining operations; changes in the prices of raw materials, including, but not limited to, the price of chemicals, natural gas and power; fluctuations in the costs of transporting our products to customers; changes in labor costs and availability of labor with mining expertise; the impact of federal, state or local government regulations, including, but not limited to, environmental and mining regulations, and the enforcement of such regulations; obtaining permitting from applicable federal and state agencies related to the construction and operation of assets; competition in the fertilizer industry; declines in United States or world agricultural production; declines in use by the oil and gas industry of potash products in drilling operations; changes in economic conditions; adverse weather events at our facilities; our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements; disruptions in credit markets; our ability to secure additional federal and state potash leases to expand our existing mining operations; and governmental policy changes that may adversely affect our business. These factors also include the matters discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Company

        We are the largest producer of muriate of potash ("potassium chloride" or "potash") in the United States and are dedicated to the production and marketing of potash and langbeinite ("sulfate of potash magnesia"), another mineral containing potassium which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 9.4 percent of annual United States consumption, and 1.6 percent of annual world potassium consumption. We are one of two producers of sulfate of potash magnesia, a low-chloride fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts, the sales of which are accounted for as by-product credits to our cost of sales.

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

        We own five active potash production facilities—three in New Mexico (referenced collectively below as "Carlsbad" or individually as "West," "East," and "North") and two in Utah ("Moab" and "Wendover")—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 200,000 tons of langbeinite annually. Productive capacity is affected by operating rates, recoveries, mining rates and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We have an active capital investment program that includes investment in improved recovery projects such as our Langbeinite Recovery Improvement Project, as well as several projects to increase market flexibility via increased granulation capacity, including the completed compaction project in Moab, our expansion of compaction capacity in Wendover which began in 2011, and our recently announced capital investment to upgrade and expand our granulation capacity at our North facility. This increased granulation capacity will support the anticipated production from our mine expansion efforts. Specifically, we are actively developing the HB Solar Solution mine, which is an idled potash mine that we are in the process of permitting to reopen as a solution mine that will utilize solar evaporation techniques in the production of potash. Additionally, we have opportunities to further develop mineralized deposits of potash in New Mexico which could include the expansion of our West mine and mill operations and the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s.

        We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website address is www.intrepidpotash.com.

Recent Events and Market Trends

        Our business and financial results are driven by production rates, sales activity including volumes and prices, costs per ton of product produced and sold, and the execution on our capital projects. Accordingly, the following discussion and analysis will largely focus on these three items.

  Potash

        The majority of our revenues and gross margin are derived from the production and sales of potash and virtually all of our potash is sold in the United States. The percentages of our net sales, which we calculate as gross sales less freight costs, and gross margin, excluding costs associated with abnormal production and inventory impairments, derived from potash sales were approximately as follows for the indicated periods:

	Contribution from Potash Sales
	Net Sales	Gross Margin
2011
For the three months ended September 30, 2011	87%	99%
For the nine months ended September 30, 2011	90%	99%
2010
For the three months ended September 30, 2010	91%	99%
For the nine months ended September 30, 2010	88%	98%

        Our net income in the third quarter of 2011 was $25.5 million, or $0.34 per share. Our net income for the first nine months of 2011 was $84.5 million, or $1.12 per share with cash flows from operations of $129.6 million. We had capital investments of $41.9 million and $98.1 million in the third quarter of 2011 and the first nine months of 2011, respectively. We ended the quarter with $168.8 million of cash and investments with no debt outstanding. Our production volumes of potash and Trio® increased to 173,000 tons and 35,000 tons, respectively, in the third quarter of 2011 from 166,000 tons and 32,000 tons, respectively, in the third quarter of 2010. Our production volumes of potash increased to 616,000 tons in the nine months of 2011 from 503,000 tons in the nine months of 2010, while Trio® production volumes decreased from 128,000 tons in the nine months of 2010 to 110,000 tons in the nine months of 2011.

        In the third quarter of 2011, we experienced lower sales volumes of potash relative to the same period in the prior year. In the third quarter of 2011, we sold 190,000 tons of potash as compared to 221,000 tons in the third quarter of 2010. Our sales of potash in the third quarter of 2011 were impacted by customer requests to delay shipment of certain committed sales orders due to interruptions in rail service caused by persistent high water levels in certain locations along the Missouri River against a strong potash market in the third quarter of 2010. Additionally, the severe drought in 2011 in and around the state of Texas reduced demand within all sectors of agriculture from crop production to ranching operations.

        We experienced an improvement in potash pricing beginning in the fall of 2010 that continued into the summer of 2011, as crop economics for U.S. farmers remain strong. Most crop prices moved up significantly during the second half of 2010 and have remained favorable in the first nine months of 2011 due to continued tight stock-to-use ratios and strong demand for grains worldwide. Further, revisions in crop yields by the United States Department of Agriculture ("USDA") have resulted in predictions of decreased world grain stocks from 490.3 million metric tons for 2010 to 461.6 million metric tons for 2011. While it appears corn crop yields in 2011 in the United States may be lower than in 2010 due to the adverse weather conditions described above, current crop economics, across most agricultural commodities, remain favorable to the farmer. Many dealers have shown a willingness to carry potash inventory into fall of 2011, unlike in 2010. Based on current farmer economics and an open fall fertilizer season, we believe farmers will apply normal volumes of potash this fall application season. The movement of potash from dealers to the farmer is necessary to see turnover of current inventory held by dealers and to allow for a restocking of potash inventory prior to spring 2012. With the healthy levels of inventory being held by most dealers entering the fall season, we are aware of dealer-to-dealer selling of potash that represents certain dealers' desire for liquidity. The impact of this dealer-to-dealer selling may adversely affect the price of potash until the true demand from dealers to rebuild inventories reasserts itself in the market.

        Based on industry publications, we have observed that posted producer price for potash in the midwest is unchanged from the levels announced in June 2011. We believe that the value of potash continues to be recognized by farmers, particularly when considering:

  •
  declines in stock-to-use ratios of grains in the United States and the world with continued tightness in supply, which has driven an increase in grain commodity prices. Estimated global ending stock-to-use ratios for corn are at levels not seen in 37 years while estimated ending stock-to-use ratios for soybeans in the United States are at levels not seen since the mid-1960's;

  •
  the positive profitability outlook for farmers across different commodity types; and

  •
  the relatively flat natural gas forward curve tends to lessens the risk of a price shock from nitrogen. The price of nitrogen can affect farmer's confidence around other fertilization input decisions.

        Industrial demand for our standard-sized potash increased in the first nine months of 2011 over the same period in 2010, as we sold 26 percent more potash to industrial users compared to the same period in 2010. This increase in sales volume has resulted from an increase in the rig count from September 2010 of approximately 20 percent in the geographic regions primarily served by our facilities. We expect that industrial demand for our standard-sized product will correlate over the long-term with oil and gas pricing, drilling, and well completion activities. We believe that potash is the most effective clay-swelling inhibitor available, and we are marketing potash as the drilling fluid additive of choice in our traditional industrial markets.

        We are investing in additional granulation capacity beyond the granulation capacity we added in Moab. Specifically, we are expanding our granulation capacity at our Wendover and Carlsbad operations. The construction of these new granulation projects should further enhance our marketing flexibility.

        On a year-to-date basis, the overall mix of our sales into the different markets segments we serve stayed relatively consistent. We saw a slight increase in our industrial volumes, while our feed component sales stayed flat on a percentage basis in 2011 versus 2010. The percentages of our potash sales volumes for each of the markets we serve were approximately as follows for the indicated periods:

	Agricultural	Industrial	Feed
2011
For the three months ended September 30, 2011	78%	16%	6%
For the nine months ended September 30, 2011	80%	14%	6%
2010
For the three months ended September 30, 2010	83%	12%	5%
For the nine months ended September 30, 2010	82%	12%	6%

        Over the long-term, we believe that domestic consumption of fertilizers in the United States will remain consistent with historical averages, as the replacement of potassium in the soils is critical to continued high-yield agricultural production. This view is supported by data generated by Fertecon

Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 9 percent. These results have occurred through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors.

  Trio®

        Our Trio® product is marketed both domestically and internationally. The mix of our Trio® sales volume changes as we selectively sell into the domestic and international markets. As pricing in these markets has converged, we have sold our products to achieve the highest average net realized sales price, while striving to maintain our customer relationships developed in both the domestic and international markets. This pricing convergence was the result of recent strengthening in Trio® prices from the export market, and we sold more standard-sized product into the export market, thereby increasing the percentage of our export sales. During the first nine months of 2011, 12 percent of our gross sales dollars were related to Trio®, and, of that 12 percent, 45 percent were export sales, resulting in approximately 5 percent of our overall gross sales being outside the United States. The percentages of our Trio® sales volumes shipped to destinations in the United States and exported were as follows for the indicated periods:

	United States	Export
Trio® only
2011
For the three months ended September 30, 2011	39%	61%
For the nine months ended September 30, 2011	51%	49%
2010
For the three months ended September 30, 2010	57%	43%
For the nine months ended September 30, 2010	66%	34%

        Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Despite lower available tons of granular-sized Trio® experienced in 2011, the sales of our granular-sized Trio® product continued to be solid, as we sold through most of our available inventory. We placed an emphasis on restoring the recovery rate associated with the production of Trio® from the levels experienced late in 2010 and early in 2011 by reviewing operating practices against original design specifications, reviewing process equipment selection and operating parameters, and improving maintenance and monitoring practices. During the third quarter of 2011, production volumes and costs at our East surface facility continued to be challenged by the maintenance turnaround which had been deferred from the second quarter of 2011, and the commissioning time required to bring the plant back to full capacity after some significant projects were completed. During this maintenance turanaround, process modifications were made at the East mill to support the tie-in and commissioning of certain pieces of equipment associated with the Langbeinite Recovery Improvement Project. As we continue to actively upgrade the East surface plant, construct, and improve its facilities, including the Langbeinite Recovery Improvement Project, we have experienced and expect to continue to experience operating inefficiencies from time to time, which may result in decreased production and increased cash costs of goods sold.

        In the third quarter of 2011, we experienced an increase in sales volumes of Trio® relative to the same period in the prior year. The sales levels in the third quarter of 2011 were 54,000 tons as compared to 45,000 tons of Trio® in the third quarter of 2010. As noted, demand for Trio® continues to exceed supply; we expect that granular-sized Trio® sales demand will meet our production capabilities for the next few quarters. With increased export sales of standard-sized Trio® in the third quarter of 2011 compared to the third quarter of 2010, we are seeing slightly lower average net realized sales prices than what we receive for granular sales of Trio®. During the third quarter of 2011, we saw improvement in our average net realized sales price for Trio® from $204 per ton in the first three months of 2011 to $251 per ton in the third quarter of 2011 as we realized the benefits of the price increases implemented in February 2011 and April 2011, as well as improvements in pricing in the export markets for standard-sized Trio®.

Selected Operations Data

        The following table presents selected operations data for the three-month periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production, if any, are excluded from the following analysis:

	Three months ended
	September 30, 2011	September 30, 2010	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	173	166	7	4%

Langbeinite	35	32	3	9%

Sales volume (in thousands of tons):
Potash	190	221	(31)	(14)%

Trio®	54	45	9	20%

Gross sales (in thousands):
Potash	$97,770	$81,246	$16,524	20%
Trio®	16,230	10,225	6,005	59%

Total	114,000	91,471	22,529	25%
Freight costs (in thousands):
Potash	4,977	5,396	(419)	(8)%
Trio®	2,625	2,435	190	8%

Total	7,602	7,831	(229)	(3)%
Net sales (in thousands):
Potash	92,793	75,850	16,943	22%
Trio®	13,605	7,790	5,815	75%

Total	$106,398	$83,640	$22,758	27%

Potash statistics (per ton):
Average net realized sales price	$489	$343	$146	43%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	175	171	4	2%
Depreciation, depletion, and amortization	33	26	7	27%
Royalties	18	13	5	38%

Total potash cost of goods sold	226	210	16	8%

Warehousing and handling costs	14	11	3	27%

Average potash gross margin (exclusive of costs associated with abnormal production)	$249	$122	$127	104%

Trio® statistics (per ton):
Average net realized sales price	$251	$173	$78	45%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	197	132	65	49%
Depreciation, depletion, and amortization	21	18	3	17%
Royalties	12	8	4	50%

Total Trio® cost of goods sold	230	158	72	46%

Warehousing and handling costs	16	12	4	33%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$5	$3	$2	67%

*
On a per ton basis, by-product credits were $8 and $7 for the third quarter of 2011, and 2010, respectively. By-product credits were $1.4 million and $1.5 million for the third quarter of 2011, and 2010, respectively. There were no costs associated with abnormal production for the third quarter of 2011 or 2010.

Operating Highlights Three Months Ended September 30, 2011

        Income before income taxes for the third quarter of 2011 and 2010 was $42.1 million and $19.8 million, respectively. The increase in the comparable periods resulted from a higher average net realized sales price per ton of both potash and Trio®, partially offset by a reduction in sales volumes. Higher pricing contributed to an improvement in potash gross margin. We sold 190,000 tons and 54,000 tons of potash and Trio®, respectively, in the third quarter of 2011, as compared to 221,000 tons and 45,000 tons in the third quarter of 2010. Potash sales during the quarter were affected by customer requests to delay shipment of committed potash orders due to rail interruption delays caused by persistent high water levels in certain customer locations along the Missouri River, as well as by the continued drought conditions in Texas and nearby states.

        Our average net realized sales price of potash was $489 per ton in the third quarter of 2011, as compared to $343 per ton in the third quarter of 2010. We realized a $27 per ton increase in our average net realized sales price for potash in the third quarter of 2011 compared to the second quarter of 2011. The increase in our average net realized sales price resulted from previously announced price increases, in which we increased the posted price of red granular potash from $530 per ton effective June 1, 2011, to $560 per ton, effective July 8, 2011. We have historically seen the full impact of potash price increases to be realized approximately three months after the effective date as we typically have amounts of product already ordered at the time we announce a price increase. Given the amount of inventory in the dealer channel, as mentioned previously, we have seen prices stabilize in the market during this period before the fall field work begins. We were able to realize the benefit from the price increases during the third quarter and we continue to focus on obtaining the best net realized sales prices by opportunistically layering in sales where we can maximize our net realizable sales price. Due to the continued drought conditions in Texas, we have had to expand the geographic reach of our marketing efforts to sell certain tons of potash and we believe we have been successful in marketing some of these displaced potash volumes into other markets less affected by weather, albeit at higher freight costs. Our average potash gross margin as a percentage of net sales increased to 51 percent for the third quarter of 2011, as compared to 35 percent in the third quarter of 2010, and was largely attributable to the increased average net realized sales price. In the third quarter of 2011, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash was $175 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $171 per ton in the third quarter of 2010.

        Our production volume of potash in the third quarter of 2011 was 173,000 tons, or 7,000 tons more than in the same period of 2010. Production was slightly higher in 2011 primarily due to the benefit of capital invested in 2010, and production from additional mining panels in Carlsbad, offset by lower potash volumes at our East facility. The decrease in production volume at our East facility during the third quarter of 2011 affected both potash and Trio® because of the maintenance turnaround and the extended time to bring the plant back to full capacity after the turnaround, as discussed above. The cash operating cost of goods sold per ton fluctuates from period to period, depending on the timing and location of turnaround maintenance work and the location from which sales are sourced. The increase in our cash operating cost of goods sold per ton of $4 in the third quarter of 2011 resulted primarily from the decreased productivity during the quarter due to the timing of the annual scheduled turnaround maintenance described above. As such, we believe it is important to monitor our results on a longer-term average trend basis to better observe the trends associated with the productivity of the operations as a whole.

        We increased our average net realized sales price per ton of Trio® from $173 per ton in the third quarter of 2010 to $251 per ton in the same period of 2011, primarily due to the overall increase in potash prices, which similarly affect our Trio® pricing. We realized a $29 per ton increase in our average net realized sales price for Trio® in the third quarter of 2011 compared to the second quarter of 2011. In February 2011, we increased the posted price of granular-sized Trio® to $256 per ton and in July 2011 increased the posted price of granular-sized Trio® to $291 per ton effective August 1, 2011. We were able to realize the benefit of this price increase for our granular-sized Trio® product almost immediately largely because of our tight inventory position and strong demand. Our average net realized sales price for Trio® is affected by competitive pricing and our sales of standard product into the export market. Our cash operating cost of goods sold for Trio® increased $65 per ton in the third quarter of 2011 compared to the comparable period in 2010. The higher per ton cost in 2011 resulted from lower production of Trio® during the third quarter 2011 as a result of the maintenance turnaround during the quarter, as described above. Accordingly, higher production costs at our East facility were spread over fewer tons produced, resulting in a higher cost per ton of Trio® tons in the quarter. As our sales volumes of Trio® exceeded our production volumes resulting in very low ending inventories of both granular and standard-sized Trio®, the majority of those higher costs came through as cost of goods sold during the quarter.

        In the third quarter of 2011, Intrepid recorded a receivable of $3.8 million related to a refundable employment-related credit for qualifying wages paid in the State of New Mexico. The receipt of the approval notice from the State of New Mexico for the years 2004 to January 2010, confirms the process by which such credits are claimed with sufficient certainty. As a result $3.2 million of this receivable has been recorded in "Other operating (income) loss" for credits earned for periods prior to the third quarter of 2011 as the associated inventory for this portion of the credit was sold in prior periods. The credit earned for the three months ended September 30, 2011, has been included as a reduction to our production costs and is reflected in the associated cost of goods sold and in the inventory cost base as of September 30, 2011. The cash collection associated with this credit is expected in 2012, and is recorded in "Other receivables" as of September 30, 2011. Beginning in the third quarter of 2011, the value of additional estimated credits is and will be recorded in the same period in which the credit is earned as a reduction to our production costs.

Selected Operations Data

        The following table presents selected operations data for the nine-month periods presented below. Analysis of the details of this information is presented throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales prices below are derived from the elements in the table presented below. Costs associated with abnormal production are excluded from the following analysis:

	Nine months ended
	September 30, 2011	September 30, 2010	Change between Periods	% Change
Production volume (in thousands of tons):
Potash	616	503	113	22%

Langbeinite	110	128	(18)	(14)%

Sales volume (in thousands of tons):
Potash	610	594	16	3%

Trio®	145	177	(32)	(18)%

Gross sales (in thousands):
Potash	$297,625	$223,522	$74,103	33%
Trio®	40,726	39,627	1,099	3%

Total	338,351	263,149	75,202	29%
Freight costs (in thousands):
Potash	14,346	13,110	1,236	9%
Trio®	7,974	10,060	(2,086)	(21)%

Total	22,320	23,170	(850)	(4)%
Net sales (in thousands):
Potash	283,279	210,412	72,867	35%
Trio®	32,752	29,567	3,185	11%

Total	$316,031	$239,979	$76,052	32%

Potash statistics (per ton):
Average net realized sales price	$464	$354	$110	31%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	167	190	(23)	(12)%
Depreciation, depletion, and amortization	31	26	5	19%
Royalties	17	13	4	31%

Total potash cost of goods sold	215	229	(14)	(6)%

Warehousing and handling costs	14	10	4	40%

Average potash gross margin (exclusive of costs associated with abnormal production)	$235	$115	$120	104%

Trio® statistics (per ton):
Average net realized sales price	$226	$167	$59	35%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	174	124	50	40%
Depreciation, depletion, and amortization	21	17	4	24%
Royalties	11	8	3	38%

Total Trio® cost of goods sold	206	149	57	38%

Warehousing and handling costs	15	10	5	50%

Average Trio® gross margin (exclusive of costs associated with abnormal production)	$5	$8	$(3)	(38)%

*
On a per ton basis, by-product credits were $7 and $8 for the nine months ended September 30, 2011, and 2010, respectively. By-product credits were $4.0 million and $4.9 million for the nine months ended September 30, 2011, and 2010, respectively. Costs associated with abnormal production were zero and $0.5 million for the nine months ended September 30, 2011, and 2010, respectively.

Operating Highlights Nine Months Ended September 30, 2011

        Income before income taxes for the first nine months of 2011 and 2010 was $140.0 million and $45.4 million, respectively. The increase in the comparable periods resulted from a higher average net realized sales price per ton of both potash and Trio®, an increase in potash sales volumes, and an improvement in potash gross margin. We sold 610,000 tons and 145,000 tons of potash and Trio®, respectively, in the first nine months of 2011, as compared to 594,000 and 177,000 tons in the first nine months of 2010. We experienced solid potash sales levels at the higher prices and overall lower per unit costs of goods sold. On a comparable basis, the levels of potash sales in the first nine months of 2011 were stronger than the same period of 2010 mainly due to improved commodity markets resulting in improved farmer economics, as discussed earlier. The decrease in Trio® sales in the nine months of 2011 compared to the same period in 2010 is due to the reduction in production as we had fewer Trio® tons available for sale than we had the same period a year ago.

        Our average net realized sales price of potash was $464 per ton in the first nine months of 2011, as compared to $354 per ton in the first nine months of 2010. The increase in our average net realized sales price resulted from the realization of previously announced price increases, as well as trends described above. Our average potash gross margin as a percentage of net sales increased to 51 percent for the first nine months of 2011, as compared to 32 percent in the first nine months of 2010, and was attributable to both the increased average net realized sales price and to lower per unit cost of goods sold. In the first nine months of 2011, we had no abnormal production costs, and our cash operating cost of goods sold, net of by-product credits, for potash was $167 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $190 per ton in the first nine months of 2010, which excludes $0.5 million of abnormal production costs.

        Our production volume of potash in the first nine months of 2011 was 616,000 tons, or 113,000 tons more than in the same period of 2010. Our production was higher in 2011 primarily due to producing at full production levels in 2011 whereas, in 2010, we were adding employees during the first half of the year following the market-driven production reductions that started in 2009. In addition, the benefit of capital invested in 2010 and commissioned for 2011 was evident as higher production was available from additional mining panels in Carlsbad. Further, the new compactor at Moab, which was placed into service in December 2010, was fully operational during the first nine months of 2011 allowing us to convert standard-sized potash to granular-sized potash to meet market demands. We do expect higher cash operating cost of goods sold per ton in the fourth quarter as our inventory carrying values increased due to taking downtime to perform scheduled annual maintenance in the third quarter at our East mine and plant and to tie-in new plant and equipment. These operating necessities have an impact of curtailing production from time to time, while we continue to incur costs, thereby raising the per unit costs. As noted before, management evaluates the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.

        We increased our average net realized sales price per ton of Trio® from $167 per ton in the first nine months of 2010 to $226 per ton in the same period of 2011, primarily due to the overall increase in potash prices, which similarly affect our Trio® pricing. Our cash operating cost of goods sold for Trio® increased $50 per ton in the first nine months of 2011 compared to the comparable period in 2010. The higher per ton cost in 2011 resulted from lower production of Trio® during the first nine months of 2011 due to operational challenges early in 2011 and the maintenance turnaround in 2011. This is coupled with very strong Trio® production early in 2010 which lowered our per ton costs. Accordingly, higher production costs at our East facility in 2011 were spread over fewer tons produced. These higher costs came through as cost of goods sold during the period as we have low levels of Trio® inventory as of September 30, 2011.

        In June 2011, we received notice that our application for a refundable employment-related credit, related to qualifying wages earned for the years 2004 to January 2010, of approximately $4.7 million, was approved by the State of New Mexico. Accordingly, we recorded $4.7 million of income on the consolidated statement of operations in "Other operating (income) loss" in June 2011. The cash collection associated with this credit occurred in October 2011, and the amount was recorded in "Other receivables" as of September 30, 2011. The receipt of the approval notice from the State of New Mexico confirms the process by which such credits are claimed with sufficient certainty. As a result, we recorded an additional receivable of $3.8 million related to the refundable employment-related credit for qualifying wages paid in the State of New Mexico in the third quarter of 2011, of which $3.2 million has been recorded in "Other operating (income) loss" for credits earned for the periods prior to the third quarter of 2011 as the associated inventory for this portion of the credit was sold in prior periods. The credit earned for the three months ended September 30, 2011, has been included as a reduction to our production costs and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of September 30, 2011. Beginning in the third quarter of 2011, the value of additional estimated credits is and will be recorded in the same period in which the credit is earned as a reduction to our production costs.

Specific Factors Affecting our Results

  Sales

        Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measurement of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and then determining which of our production facilities can be utilized to fill these needs by considering which facility can produce and deliver the required product to the customer.

        The volume of product we sell is determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward steady and reliable production levels to obtain the benefit of full production and being mindful of inventory levels in the near term, while ensuring that our balance sheet remains strong. We recognize that the operations of our facilities operate more efficiently with steady to increasing operating rates rather than constantly adjusting rates. Accordingly, the completion of our warehouse project at our East facility in the first quarter of 2011 and the expansion of our Wendover warehousing capabilities, which is expected to be operational in 2012, are important to our business. By having adequate warehouse capacity we can maintain production levels during periods of fluctuating product demand. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance.

        Our profitability is directly linked to the sales price of our product, our production rates, and the resulting production costs of our products. The production costs are impacted by production rates and, to a lesser extent, the price of natural gas and other commodities used in the production of potash that affect our variable costs. Our current operating strategy is to run our mining operations and plants at normal and full operating rates and therefore maintain the lower per unit production costs while at the same time focusing attention on granular-sized capacity. Our sales strategy is to seek to maximize our price by selling tonnage into markets near our facilities in New Mexico and Utah, while at the same time selling selected amounts of product into markets further from our facilities. Market prices vary to some degree across the country and we try to manage our sales to take advantage of these pricing variations with consideration of freight differentials.

        Domestic pricing of our products is influenced principally by the pricing established by the Canadian producers and other large world producers, as well as the interaction of global supply and demand of potash, ocean, land and barge freight rates, and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. In the first half of 2011, we experienced an increase in our just-in-time truck sales that allowed us to realize the increased net sales price earlier than on our rail shipments. However, as the drought conditions continue in the geographic area around our New Mexico facilities, we have experienced a slowdown in the truck market, particularly into Texas starting in the second quarter of 2011. As the truck market is expected to remain slow for the balance of 2011, we have been accepting sales orders from rail customers for the fourth quarter of 2011, at prices in effect at the date the orders were taken. The freight costs associated with those rail orders reduces our average net realized sales price per ton compared to the price we receive on the just-in-time truck sales. Our average net realized sales price per ton historically has been approximately between 85 and 90 percent of our posted price driven by a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.

        To some degree, international prices influence the prices at which we sell our products. Generally, we benefit from a weakening U.S. dollar. In addition, due to the fact that our sales and costs are denominated in U.S. dollars, changes in the value of the U.S. dollar against other currencies have less of an effect on us compared to our competitors. The strengthening we are seeing in pricing more recently, however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability to farmers at today's commodity prices. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2011 and 2010:

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204
December 31, 2010	$386	$222
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167

  Cost of Goods Sold

        Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory and production levels. Inventory levels are a function of previous period ending inventories, production volumes, and sales levels. From a total dollar perspective, we have seen an increase in our overall production costs as we have mined and produced more tons in 2011 than in 2010. Consequently, even though the volumes of tons sold in 2011 is greater than in 2010, our costs of goods sold has decreased compared to 2010, as the percentage increase in production volumes were greater than the percentage increase in sales volumes. As the production volumes from our mines returned to higher levels in the nine months ended September 30, 2011, as compared to 2010 our per unit costs decreased. The dollar value increase in production costs were driven principally by the increased volumes and the operating rates of our mines and mills in the nine months ended September 30, 2011, as compared to the same period in 2010. Increased production volumes required higher labor costs, operating supply and reagent costs.

        Our production costs per ton are also impacted when our production levels change, such as changes in mine development and downtime for annual maintenance turnarounds, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. We incurred normal scheduled maintenance turnarounds at our West plant in June of 2011 and at our East plant in September of 2011, for scheduled downtime to tie in plant and equipment being constructed. Additionally, the East mine contains a mixed ore body comprised of potash and langbeinite. The mix of ore will influence the amount of product tons of potash and langbeinite ultimately produced from the facility, impact our production costs per ton for each product and affect our quarter-to-quarter results.

        Our cash operating cost of goods sold per ton of potash, net of $8 per ton of by-product credits, was $175 per ton in the three months ended September 30, 2011, compared to $171 per ton, net of $7 per ton of by-product credits, in the same period of 2010. Our cash operating cost of goods sold per ton of potash, net of $7 per ton of by-product credits, was $167 per ton in the nine months ended September 30, 2011, compared to $190 per ton, net of $8 per ton of by-product credits, in the same period of 2010. Our lower per unit cash operating cost of goods sold per ton during 2011 resulted primarily from higher production rates in the nine months ended September 30, 2011.

        We pay royalties to federal, state, and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three and nine months ended September 30, 2011, our royalty rate was 3.8 percent and 3.7 percent, respectively. For the three and nine months ended September 30, 2010, our royalty rates were 3.9 percent in each period. We expect that future average royalty rates will increase slightly as certain New Mexico mineral leases are renewed.

  Cost Associated with Abnormal Production

        We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under accounting principles generally accepted in the United States of America ("GAAP") with respect to inventory costing. In the first nine months of 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming we had been operating at normal production rates. There was no such adjustment made in 2011, as we believe we were producing within our normal ranges of production. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter.

  Income Taxes

        We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three and nine months ending September 30, 2011, our effective income tax rate was 39.3 percent and 39.6 percent, respectively. For the three and nine month periods ending September 30, 2010, our effective income tax rate was 41.3 percent and 40.4 percent, respectively. Our effective income tax rate is impacted primarily by the amount of taxable income associated with each state jurisdiction in which our income is subject to tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the domestic production activities deduction.

        For the three and nine months ended September 30, 2011, our total tax expense was $16.5 million and $55.5 million, respectively. The total tax expense for the three months ended September 30, 2011, was comprised of $3.9 million of current income tax expense and $12.6 million of deferred income tax expense. There was $12.9 million of current income tax expense and $42.6 million of deferred income tax expense for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, our total tax expense was $8.2 million and $18.3 million, respectively. Total tax expense for the quarter ended September 30, 2010, was comprised of $4.0 million of current tax benefit and $12.2 million of deferred income tax expense. There was $1.0 million of current income tax benefit and $19.3 million of deferred income tax expense for the nine months ended September 30, 2010.

        The mix of our current and deferred taxes is subject to changes in future periods. The current and deferred tax mix may change as a result of tax planning, and various elections provided within the tax code or changes in tax laws within the jurisdictions where we are subject to taxation.

Outlook for the Remainder of 2011

        We continue to believe that farmers should have the economic resources and motivation to replace the nutrients drawn from the soil and, in some cases, to increase the nutrient levels in the soil in order to achieve better yields for their crops. Corn prices remain favorable to farmers with an opportunity to obtain a significant return on their investment. In addition, the overall commodity prices for grains, sugar, cotton and other commodities remain strong. Cattle and hog prices have recovered from 2010 levels due to herd reductions and the continuing demand for protein, especially from China. This overall strength of commodity prices continues to afford an opportunity for constructive farmer profitability that should benefit potash producers in the form of solid demand and prices.

        The stronger potash market that emerged in 2010 allowed producers to bring back production capacity that was idled in 2008 and 2009 and this has continued into the first nine months of 2011. We expect demand for the remainder of 2011 to be in line with historical norms for the fall season as the economics to the farmer are expected to remain favorable. We believe the timing of fall harvest, and ultimately the size of the fall weather window, will be key determinates of fall demand. We believe that our strong balance sheet will enable us to execute on our strategic capital projects which are designed to increase production and lower costs and that the strong market for potash will permit us to execute our marketing strategy to maximize margin.

Potash Prices

        The price for potash has been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price of $489 per ton in the third quarter of 2011 was affected by overall market demand and our response to competitive pricing by our competitors. Our average net realized sales price increased in the third quarter of 2011 sequentially from the first and second quarter of 2011 in response to strong demand and favorable commodity prices for corn and other crops. We announced several price increases for red granular-sized potash during the second quarter of 2011, with our current price quoted at $560 per ton effective July 8, 2011. Potash pricing has stabilized the last few months and we expect will be impacted by the demand level for our product moving from dealers to farmers following the fall harvest. Other factors that may influence pricing for 2011 include international fertilizer demand, how much domestic demand has been satisfied at previous prices, and whether current crop prices and other crop nutrients can be sustained.

        We continue to have demand for all grades of Trio® in excess of our productive capacity. Trio® domestic prices tend to move in a relatively close relationship to potash. Further, export prices have increased in recent months. We are seeing a positive response to our efforts in improving the agronomic understanding of not only benefits of potassium, but also of magnesium and sulfur.

Capital Investment

        We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, increase reliability of the facilities, and increase productivity and recoveries. The goal of these investments is to grow production and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We plan to continue executing and accelerating, when appropriate, our capital strategy which is focused on additional granulation capacity, additional mining capacity, and recovery improvement projects. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor at Moab in 2010. In October 2011, our Board of Directors approved plans for additional compaction capacity at our North facility and we began construction on a new compaction facility at our Wendover facility during 2011. Our Langbeinite Recovery Improvement Project also includes a granulation plant that is designed with the capacity to granulate all of our standard-sized Trio® into a premium granular product.

        As we continue to invest in our facilities, we seek to deploy capital while maintaining sufficient cash on the balance sheet to react strategically to market conditions. In the three and nine months ended September 30, 2011, we invested approximately $41.9 million and $98.1 million in capital projects, respectively. Based on our expected pace of capital expenditures in 2011 and our current sales forecast, we believe we will have adequate cash to execute our capital plans for the remainder of 2011.

        Our Langbeinite Recovery Improvement Project is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and enable us to granulate all of our standard-sized product, should market conditions warrant. In addition, this project is designed to reduce our water usage and thereby reduce investment in additional capital in water management facilities and storage capacity at our East mine. The overall project is designed to increase our recoveries of langbeinite from the current design recovery rates of approximately 25-30 percent to approximately 50 percent.

        We continue to prepare for construction of the HB Solar Solution mine, a project to develop and build a solution mine combined with solar evaporation ponds. The current schedule for receiving the Record of Decision on the project remains in the first quarter of 2012. As we move closer to the expected Record of Decision date, we have updated the project cost estimates to incorporate changes in scope, cost escalations related to commodity and inflationary effects and consideration of the items described as alternatives within the published draft Environmental Impact Statement ("EIS"). The Board of Directors recently approved the updated authorization for expenditure associated with the HB Solar Solution Mine, estimated to be between a $200 and $230 million capital investment. This authorization was based on our evaluation and conclusion that the project continues to be an important and financially attractive capital investment consistent with our overall capital strategy of increased productivity and decreased cash operating cost per ton. As of September 30, 2011, we have invested $30.5 million to date in engineering, design, permitting and equipment. To date, we have received the ground water discharge permit for the HB Solar Solution mine that was approved by the New Mexico Environment Department ("NMED") in July 2010 and, in July 2011, we received the air quality permit for the mill. Once all of the necessary regulatory permits and approvals are obtained, construction will begin promptly, and first production is expected to result approximately 18 months later, with ramp up to full production expected in the succeeding year, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.

        Total capital investment in 2011 is estimated to be between $140 and $165 million including the significant progress on the Langbeinite Recovery Improvement Project. The actual level of investment will be impacted ultimately by the timing of deliveries of equipment and construction. A breakdown of our capital investment plan includes approximately $45 to $50 million to replace assets needed to maintain production and complete regulatory compliance projects and $95 to $115 million to increase productive capacity as described more fully below. We expect our 2011 and 2012 capital programs to be funded out of cash flow and existing cash and investments.

        The following are a few of the projects that are slated for investment and/or completion in 2011 to improve the overall reliability of the operations and to increase productive capacity and compaction capacity:

  •
  The total capital investment for the Langbeinite Recovery Improvement Project is expected to be between $85 and $90 million, of which approximately $60.7 million has been invested to date and the balance is expected to be invested throughout the remainder of 2011 and early 2012. Construction for the dense media separation plant is expected to be complete during the fourth quarter of 2011 and operational this year with the construction of the granulation plant expected to be complete near the first of the year and operational early in 2012.

  •
  We started construction of the new compaction facility in Wendover, which will allow us to granulate more of our potash production. We expect this project will be operational by the end of 2011. The project investment is approximately $13 to $16 million and we expect to be able to increase granular production beginning in 2012. We have also begun construction of a new product warehouse at our Wendover facility, which will provide additional storage capacity for finished product beginning in early 2012. We expect to invest approximately $2 to $3 million on this project during 2011.

  •
  Our Board of Directors recently approved the construction of a new compaction plant to replace our current compaction facility at the North plant. The North compaction project is expected to be completed in two phases to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine, with completion of the first phase planned for early 2013 and completion of the second phase planned for 2014. We expect to initiate the permitting process for this project in the fourth quarter of 2011. Total capital investment for the project is expected to be approximately $95 to $100 million, of which approximately $9.1 million has been invested to date.

  •
  We are adding new equipment, including miners, shuttle cars, conveyor systems and other necessary infrastructure, in order to develop new mine panels at each of our East and West mines for a total investment of approximately $11 to $14 million in 2011. The new West mine panel became operational in the third quarter of 2011 and we expect to see the benefit from the new East mine panel in the first quarter of 2012.

  •
  We completed the installation and commissioning of our distributed control systems and increased instrumentation at our production facilities at the West surface mill in 2010, and at the

    West underground mine and East surface mill in the third quarter of 2011. A combined capital investment of approximately $16.2 million was invested for these installations. During the third quarter of 2011, we decided to defer the planned distributed control work in the East underground as our mining operations have been operating at rates that are greater than the plant operating capacities.

  •
  We are continuing to evaluate additional solution mining opportunities at our Moab facility. We are planning on drilling two core holes as part of this development activity, with activity expected to commence near the end of 2011. We expect this analysis will continue into 2012 at which time the scope and level of investment associated with the drilling and cavern system will be more fully evaluated.

        All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources

        As of September 30, 2011, we had cash, cash equivalents, and investments of $168.8 million, we had no debt, and we had availability of $250 million under our credit facility. Included in cash and cash equivalents were $1.2 million in cash and $66.3 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions for $39.0 million and U.S. Bank National Association ("U.S. Bank") commercial paper of approximately $27.3 million. We had no losses on our cash and cash equivalents during the first nine months of 2011, and all cash equivalents are invested with institutions that we believe are financially sound. Additionally, as of September 30, 2011, we had $73.6 million and $27.7 million invested in short-term and long-term investments, respectively, comprised of certificates of deposit investments of $3.2 million, and corporate debt securities of $98.1 million.

        Our operations are primarily funded from cash on hand and cash generated by operations, and, if necessary, we have the ability to borrow under our senior credit facility. For the foreseeable future, we believe that our cash and investment balances, cash flow from operations, and available borrowings under our senior credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments:

	Nine months ended
	September 30, 2011	September 30, 2010
	(In thousands)
Cash Flows from Operating Activities	$129,612	$76,509
Cash Flows from Investing Activities	$(136,491)	$(98,901)
Cash Flows from Financing Activities	$(1,767)	$(708)

Operating Activities

        Total cash provided by operating activities was $129.6 million for the nine months ended September 30, 2011, compared to $76.5 million for the nine months ended September 30, 2010. The $53.1 million increase in cash provided by operating activities in the nine months ended September 30, 2011, was due primarily to the higher net income when comparing the nine months ended September 30, 2011, to the same period in 2010. The increase in cash was offset by an increase in inventory as product sales largely matched production levels, compared to the nine months ended September 30, 2010, in which our product sales were in excess of production levels. Additionally, we experienced an increase in other accounts receivable as of September 30, 2011, compared to the nine months ended September 30, 2010, due to the recoding of $8.5 million related to a refundable employment-related credit in the State of New Mexico.

        For the nine months ended September 30, 2011, product inventories increased $3.8 million compared to a decrease of $19.1 million in the comparable period in 2010. This decrease in 2010 was due to the increased demand for our products reflected in sales tons after the declines in application rates for much of 2009, with the increase in 2011 due to product sales largely matching production levels.

Investing Activities

        Total cash used in investing activities was $136.5 million for the nine months ended September 30, 2011, compared to $98.9 million for the nine months ended September 30, 2010. The amount of cash invested in property, plant, and equipment as well as mineral properties and development costs was $101.7 million in the nine months September 30, 2011, compared to $58.0 million in the same period in 2010, as we continued to execute on our capital projects. For the nine months ended September 30, 2011, we invested excess cash in higher yielding corporate and government agency securities by purchasing $78.4 million of investments and received $42.8 million in proceeds from maturing investments.

Credit Facility

        In August 2011, we entered into a new unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This new credit facility, which replaced the previous credit facility in its entirety, provides a total revolving credit facility of $250 million. The facility is guaranteed by certain material subsidiaries of the Company as defined in the agreement. Intrepid's $250 million revolving credit facility has a five-year term through August 2016. The entire amount of the credit facility was available for use as of September 30, 2011.

        Outstanding balances under the new revolving senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25 percent and 1.0 percent, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20 percent and 0.35 percent, depending on our leverage ratio.

        Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the initial public offering, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts at that time. Interest rates, however, decreased following the initial public offering, and the liability that we have under these derivative agreements has increased since the date of the initial public offering. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of September 30, 2011, are displayed below:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2011	$29,400	5.2%
December 31, 2012	$22,800	5.3%

        The weighted average notional amount outstanding for these derivatives as of September 30, 2011, and the weighted average 3-month LIBOR rate locked-in via these derivatives, are $24.1 million and 5.3 percent, respectively. The interest rate paid under our previous senior credit facility on any debt varied both with the change in the 3-month LIBOR rate and with our leverage ratio.

Contractual Obligations

        As of September 30, 2011, we had contractual obligations totaling $73.6 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated:

	Payments due by period
	Total	Q4 2011	2012	2013	2014	2015	2016	More than 5 years
	(In thousands)
Operating lease obligations(1)	$16,329	$998	$3,371	$3,077	$2,711	$1,433	$1,389	$3,350
Purchase commitments(2)	9,087	9,087	—	—	—	—	—	—
Natural gas purchase commitments(3)	4,792	1,128	3,664	—	—	—	—	—
Pension obligations(4)	896	41	855	—	—	—	—	—
Asset retirement obligation(5)	31,318	—	—	—	—	—	—	31,318
Minimum royalty payments(6)	11,204	114	457	457	457	457	457	8,805

Total	$73,626	$11,368	$8,347	$3,534	$3,168	$1,890	$1,846	$43,473

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

(4)
Minimum required pension contributions as estimated by our actuaries. Estimated contributions represent additional funds Intrepid expects to pay into the pension plan and excludes amounts Intrepid has placed in trust as plan assets to fund the pension obligation, as well as the future direct payments by the pension plan to participants. Our actual contribution requirements are contingent upon the timing of the pension plan termination, as well as participant settlement elections.

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

Off-Balance Sheet Arrangements

        As of September 30, 2011, we had no off-balance sheet arrangements aside from the operating leases described under the section titled Contractual Obligations above and bonding obligations described in the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

More Detailed Discussion of Results of Operations for the Three Months Ended September 30, 2011, and 2010

Net Sales and Freight Costs

        Net sales of potash increased $16.9 million, or 22 percent, from $75.9 million for the three months ended September 30, 2010, to $92.8 million for the three months ended September 30, 2011. This change was the result of an increase in the average net realized sales price of $146 per ton, or 43 percent, offset by a decrease in sales volume of 14 percent. The decrease in sales volume was driven by poor weather conditions in certain areas of our primary markets, as discussed earlier.

        Net sales of Trio® increased $5.8 million, or 75 percent, from $7.8 million for the three months ended September 30, 2010, to $13.6 million for the three months ended September 30, 2011, due to an increase in the average net realized sales price of 45 percent and a 20 percent increase in the volume of sales. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our international sales volumes from period-to-period when compared to our domestic sales. Sales volumes of Trio® into the export market were 33,000 tons during the three months ended September 30, 2011, compared to 19,000 tons during the three months ended September 30, 2010.

        Freight costs decreased $0.2 million, or three percent, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due primarily to a decrease in movement of inventory to distribution warehouses, as well as, a decrease in potash sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by Intrepid and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three months ended
	September 30, 2011	September 30, 2010	Change between Periods	% Change
Cost of goods sold (in millions)	$55.5	$53.8	$1.7	3%
Cost per ton of potash sold(1)	$226	$210	$16	8%
Cost per ton of Trio® sold(2)	$230	$158	$72	46%

(1)
Per ton potash costs include $33 and $26 of depreciation, depletion, and amortization expense in the three months ended September 30, 2011, and 2010, respectively.

(2)
Per ton Trio® costs include $21 and $18 of depreciation, depletion, and amortization expense in the three months ended September 30, 2011, and 2010, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash increased $16 per ton, or eight percent from $210 per ton for the three months ended September 30, 2010, to $226 per ton for the three months ended September 30, 2011. The per ton increase in 2011 is due to reduced production volumes and increased costs at our East surface facility which continue to be affected by lower operating rates as a result of maintenance challenges prior to the turnaround and the commission time required to bring the plant back to full capacity after the maintenance turnaround. As we continue to actively upgrade the East surface plant, construct, and improve its facility, including the Langbeinite Recovery Improvement Project, we have experienced and expect to continue to experience operating inefficiencies from time to time, which result in increased cash costs of goods sold.

        Total cost of goods sold of our Trio® increased $72 per ton, or 46 percent, from $158 per ton for the three months ended September 30, 2010, to $230 per ton for the three months ended September 30, 2011. This increase in cost of goods sold on a per ton basis is due to a lower per ton cost in 2010 resulting primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

        Cost of goods sold increased $1.7 million, or four percent, from $53.8 million in the three months ended September 30, 2010, to $55.5 million in the three months ended September 30, 2011. The increase in the total expense was driven primarily by the higher volumes of Trio® sold and an increase in spending primarily to support higher production and sales volumes, prior to absorption of costs into inventory. Production cost elements that changed materially during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, included increases in labor, operating supplies, maintenance, depreciation, and royalties.

        On a comparative basis and within our production costs, labor and contract labor costs increased $1.4 million, or nine percent, in the three months ended September 30, 2011, due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $2.0 million, or 78 percent, in the three months ended September 30, 2011, due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies. Maintenance expense increased $2.4 million, or 42 percent, from the same period in 2010.

        Depreciation, depletion, and amortization increased $2.0 million, or 33 percent, in the three months ended September 30, 2011, because of the significant capital investment during 2010 and the first nine months of 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.

        Royalty expense increased $0.7 million, or 22 percent, from the three months ended September 30, 2010, which relates to the increase in net sales. Other changes in cost of goods sold followed from increased benefits and employment taxes, chemicals and property taxes.

Selling and Administrative Expense

        Selling and administrative expenses increased by $1.9 million in the three months ended September 30, 2011, as compared to the same period in 2010. The change represents a 29 percent increase from $6.4 million for the three months ended September 30, 2010, to $8.3 million for the three months ended September 30, 2011. While there is several components to this increase, the largest component relates to the short-term incentive expense, as the 2011 performance metric percentage is greater than the comparable percentage in 2010. In addition, we experienced an increase in aviation expense based on hiring additional Denver-based staff that regularly travel to our mines. Other increases relative to the prior period included staff salaries and associated benefits, and expenditures for professional services.

More Detailed Discussion of Results of Operations for the Nine Months Ended September 30, 2011, and 2010

Net Sales and Freight Costs

        Net sales of potash increased $72.9 million, or 35 percent, from $210.4 million for the nine months ended September 30, 2010, to $283.3 million for the nine months ended September 30, 2011. This change was the result of an increase in the average net realized sales price of $110 per ton, or 31 percent, in addition to an increase in sales volume of three percent. On a comparable basis, the levels of potash sales in the first nine months of 2011 were stronger than the same period of 2010 mainly due to improved commodity markets resulting in improved farmer economics that drive strong demand for our products. Our production volume of potash in the nine months ended September 30, 2011, was 616,000 tons, or 113,000 tons more than in the first nine months of 2010. Our production was higher in 2011 primarily due to the return to ramped-up production levels beginning in November of 2010 as we returned to full staffing levels at our facilities at that time following the market driven production reductions that occurred in 2009 through the first half of 2010. In addition, the benefit of capital invested in 2010 was evident as higher production was available from additional mining panels in Carlsbad. Further, the new compactor at Moab was fully operational during the first nine months of 2011, which allowed us maximum flexibility to adjust our production mix of granular-sized and standard-sized potash, as needed, based on market demand.

        Net sales of Trio® increased $3.2 million, or 11 percent, from $29.6 million for the nine months ended September 30, 2010, to $32.8 million for the nine months ended September 30, 2011, due to a 35 percent increase in the average net realized sales price offset by an 18 percent decrease in the volume of sales. The volume decrease was driven by the lower recoveries and ore grade of product experienced throughout the first nine months of 2011.

        Freight costs decreased $0.9 million, or four percent, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due primarily to a decrease in Trio® sales volumes.

Cost of Goods Sold

        The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Nine months ended
	September 30, 2011	September 30, 2010	Change between Periods	% Change
Cost of goods sold (in millions)	$161.3	$162.5	$(1.2)	(1)%
Costs associated with abnormal production (in millions)	$—	$0.5	$(0.5)	(100)%
Cost per ton of potash sold(1)	$215	$229	$(14)	(6)%
Cost per ton of Trio® sold(2)	$206	$149	$57	38%

(1)
Per ton potash costs include $31 and $26 of depreciation, depletion, and amortization expense in the nine months ended September 30, 2011, and 2010, respectively.

(2)
Per ton Trio® costs include $21 and $17 of depreciation, depletion, and amortization expense in the nine months ended September 30, 2011, and 2010, respectively.

        Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $14 per ton, or six percent, from $229 per ton for the nine months ended September 30, 2010, to $215 per ton for the nine months ended September 30, 2011. Higher production rates in the first nine months of 2011 are the primary reason that cost of sales per ton declined relative to the comparable period in 2010, as fixed production costs are spread over more tons produced.

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

        Total cost of goods sold of Trio® increased $57 per ton, or 38 percent, from $149 per ton for the nine months ended September 30, 2010, to $206 per ton for the nine months ended September 30, 2011. This increase in cost of goods sold on a per ton basis is due to the lower per ton cost in 2010 resulting primarily from a lower average carrying cost of inventory in 2010 as a result of higher production rates during the first quarter of 2010. Therefore, costs were spread over more tons in 2010, lowering the cost of goods sold per ton of Trio® as those tons were sold.

        Cost of goods sold decreased $1.2 million, or one percent, from $162.5 million in the nine months ended September 30, 2010, to $161.3 million in the nine months ended September 30, 2011. Prior to absorption of costs into inventory causing the decrease in total expense, spending increased primarily to support higher production. Costs that changed materially during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, included increases in labor, operating supplies, depreciation and royalties.

        On a comparative basis and within our production costs, labor and contract costs increased $4.6 million, or 10 percent, in the first nine months of 2011 due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $5.5 million, or 68 percent, in the nine months ended September 30, 2011, due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies.

        Depreciation, depletion, and amortization increased $5.9 million, or 34 percent, in the nine months ended September 30, 2011, as a result of the significant capital investment during 2010 and the first nine months of 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.

        Royalty expense increased $2.5 million, or 27 percent, from the nine months ended September 30, 2010, which relates to the increase in net sales. Other changes in cost of goods sold followed from increased usage of chemicals and reagents, maintenance expenses, property taxes and benefits and employment taxes, as well as a reduction in by-product credits, partially offset by decreased rental costs.

Selling and Administrative Expense

        Selling and administrative expenses increased by $3.1 million in the nine months ended September 30, 2011, as compared to the same period in 2010. The change represents a 15 percent increase from $21.0 million for the nine months ended September 30, 2010, to $24.1 million for the nine months ended September 30, 2011. While there is several components to this increase, the largest component relates to the short-term incentive expense, as the 2011 performance metric percentage is greater than the comparable percentage in 2010. Additionally, we had slightly higher stock compensation expense in 2011 due to an increase in the number of stock options and restricted common shares outstanding. In addition, we experienced an increase in aviation expense based on hiring of additional Denver-based engineering and accounting staff that regularly travel to our mines. These increases were partially offset by a reduction in professional services relative to the prior period.

Recognition of Income Associated With Deferred Insurance Proceeds

        In the first quarter of 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as "Insurance settlements from property and business losses" on the consolidated statement of operations in the nine months ended September 30, 2011. There was no cash impact associated with this event in the nine months ended September 30, 2011, as the previously deferred insurance proceeds were paid to us prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to us in April 2011.

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

(b)   Changes in Internal Control over Financial Reporting

        Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Protests of Pending Applications for Permits to Drill ("APDs").    As of September 30, 2011, Intrepid maintains protests against four APDs in the Potash Area, most located on or near its Bureau of Land Management and State of New Mexico potash leases that have been submitted by various oil and gas operators. These protests, filed since 2010, do not currently involve any claims against us. Certain of these APDs are near certain of our potash leases or pending lease modifications. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease within a reasonable safety buffer around the wells.

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

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, "Item 1A: Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than as supplemented below and the changes disclosed in our Quarterly Report filed on Form 10-Q for the quarterly period ending March 31, 2011, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Adverse conditions in the global economy and disruptions of financial markets may negatively affect our financial results and financial condition.

        The global economy continues to experience volatility and uncertainty which affects farmers and customers in geographic areas where we sell our products. Such conditions could reduce demand for our products which would have a negative impact on our results of operations. Moreover, volatility and disruption of financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products and result in a decrease in sales volume. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may negatively affect our customers and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations. Demand for our products largely depends on the end-users of our products, the farmer. Economic conditions that reduce farmer confidence or discretionary spending may reduce demand for our products. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we may be unable to do so or may only be able to do so on unfavorable terms.

Our indebtedness, if any, could adversely affect our financial condition and impair our ability to operate our business.

        Our credit facility allows us to borrow up to $250 million. Our indebtedness, if any, could have important consequences, including the following:

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

        In addition, our credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding borrowings, if any, under our credit facility. Our credit facility is scheduled to expire in 2016. In the future, we may be unable to obtain new financing or financing on acceptable terms.

Our plans for reopening the HB Solar Solution mine and developing additional strategic growth opportunities may require more time and greater capital spending than we expected.

        We currently plan to reopen the HB Solar Solution mine as a solution mine. We commissioned an independent mining consulting firm to review our estimates of the reserves related to this project, and the firm's reserve study was completed in March 2008. Reopening the mine will be subject to significant costs and risks. In January 2009, the BLM determined that an EIS would be required for the HB Solar Solution mine project. Oil and gas lessees in the region expressed concern with the project to the BLM, which, we believe, was a contributing factor in the BLM's decision to require completion of an EIS for the project. The BLM's current schedule reflects issuance of a Record of Decision on the project during the first quarter of 2012. The Record of Decision will reflect the BLM's determination as to whether the project can move forward and, if so, the terms under which it must be built and operated. We have received the ground water discharge permit for the HB Solar Solution mine project from NMED in July 2010 and the NMED air quality permit for the project in July 2011. Once the remaining regulatory approvals are obtained, we anticipate promptly commencing construction. We estimate that first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.

        Although the current estimate for the completion of the EIS process is in the first quarter of 2012, opposition to the project by third parties may further delay or prevent the reopening of the mine. In addition, we may be unable to obtain some or all of the regulatory approvals and permits in a timely manner, on reasonable terms, or at all.

        As of September 30, 2011, we have invested approximately $30.5 million in capital related to the re-opening of the HB Solar Solution mine, some of which could become impaired if some or all of the regulatory approvals and permits are not obtained in a timely manner or at all. Even if we obtain all required approvals and permits, construction of the well facilities, solar ponds, processing plant, and associated infrastructure may take longer or cost significantly more than we expect and the timing and level of production from the mine might not be as anticipated. We may be unable to produce potash economically from the HB Solar Solution mine if reopened, or our profitability from the project may be lower than we expect.

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

        As of September 30, 2011, we had 854 total employees. Approximately 4 percent of our workforce, consisting solely of certain employees in Wendover, is represented by labor unions. We entered into a collective bargaining agreement with our hourly employees in Wendover effective June 1, 2011, which expires May 31, 2014. This is the fifth agreement negotiated between us and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International, on behalf of Local 876. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize in the future, these risks would increase.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2011, through July 31, 2011	—	—	—	N/A
August 1, 2011, through August 31, 2011	—	—	—	N/A
September 1, 2011, through September 30, 2011	53	$33.15	—	N/A

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

        During the three months ended September 30, 2011, none of Intrepid's mines: (1) were assessed any Mine Act section 110(b)(2) penalties for flagrant violations (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (2) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern; or (3) received any Mine Act Section 107(a) imminent danger orders to immediately remove miners. In addition, there were no mining-related fatalities at Intrepid's mines during the three months ended September 30, 2011.

        As required by section 1503 of the Dodd-Frank Act, the table below sets forth by mine the total number of citations and/or orders issued by MSHA to Intrepid and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, during the three months ended September 30, 2011:

Name of Mine(1)	Mine Act Section 104 Significant & Substantial Citations(2)	Mine Act Section 104(b) Orders(3)	Mine Act Section 104(d) Citations & Orders(4)	Total Dollar Value of Proposed MSHA Assessments(5)
Intrepid Potash East (29-00170)	4	—	—	—
Intrepid Potash West (29-00175)	2	—	—	$300
Intrepid Potash North (29-02028)	1	—	—	$1,270
HB Potash (29-00173)	—	—	—	—

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

        The table that follows presents information regarding pending legal actions before the Commission as of September 30, 2011. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints:

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

Item 6.    EXHIBITS

Exhibit No.	Description
10.1	$250,000,000 Credit Agreement dated as of August 3, 2011, by and among Intrepid Potash, Inc., as borrower; U.S. Bank National Association, as administrative agent, joint lead arranger, joint book runner, LC Issuer and Swing Line Lender; Wells Fargo Bank, National Association, as syndication agent; Wells Fargo Securities, LLC as joint lead arranger and joint book runner; and the Lenders (as defined therein).(1)
10.2	Form of Change of Control Severance Agreement.*+
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.***
101.LAB	XBRL Taxonomy Extension Label Linkbase.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase.***

(1)
Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 8, 2011.

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

INTREPID POTASH, INC. (REGISTRANT)
Dated: November 2, 2011	/s/ ROBERT P. JORNAYVAZ III Robert P. Jornayvaz III Executive Chairman of the Board (Principal Executive Officer)
Dated: November 2, 2011	/s/ DAVID W. HONEYFIELD David W. Honeyfield President and Chief Financial Officer (Principal Financial Officer)
Dated: November 2, 2011	/s/ BRIAN D. FRANTZ Brian D. Frantz Controller and Chief Accounting Officer (Principal Accounting Officer)