Form 10-K
period 2011-12-31
Intrepid Potash, Inc.
filed 2012-02-16
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of 52,443,434 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, of $32.50 per share as reported on the New York Stock Exchange was $1,704,411,605. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2012, the registrant had 75,207,533 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders to be filed within 120 days after December 31, 2011.

INTREPID POTASH, INC.

i

ii

PART I
Unless expressly stated otherwise or the context otherwise requires, when used throughout this Annual Report on Form 10-K:
•"Intrepid," "our," "we," or "us" refers to Intrepid Potash, Inc. and its consolidated subsidiaries;
•“Mining” refers to Intrepid Mining LLC;

•	“Moab,” “NM,” and “Wendover” refer to Intrepid Potash—Moab, LLC, Intrepid Potash—New Mexico, LLC, and Intrepid Potash—Wendover, LLC, respectively, our principal operating subsidiaries;
•“West,” “East,” “North,” and “HB” refer to our mines, facilities, and mills near Carlsbad, New Mexico; and

•	“tons” refers to short tons. One short ton equals 2,000 pounds. One metric tonne, which many of our international competitors use, equals 1,000 kilograms or 2,205 pounds.
We have included technical terms important to an understanding of our business under “Glossary of Terms.”
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward‑looking statements. These forward‑looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward‑looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward‑looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward‑looking statements are only predictions based on our current expectations and our projections about future events. All forward‑looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward‑looking statements. We undertake no obligation to update any of these forward‑looking statements, except as required by law.
These forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements.
These risks and uncertainties include:

•	changes in the price of potash or Trio®;

•	operational difficulties at our facilities that limit production of our products;

•	interruptions in rail or truck transportation services;

•	the ability to hire and retain qualified employees and contractors;

•	changes in demand and/or supply for potash or Trio®/langbeinite;

•	changes in our reserve estimates;

•
the costs and our ability to successfully execute the projects that are essential to our business strategy, which includes construction and commissioning, including but not limited to, the development of the HB Solar Solution mine as a solution mine, the further development of our langbeinite recovery and granulation assets, and our North granulation plant;

•	adverse weather events at our facilities, including events affecting net evaporation rates at our solar solution mining operations;

•	changes in the prices of raw materials, including but not limited to the price of chemicals, natural gas and power;

•	fluctuations in the costs of transporting our products to customers;

•	changes in labor costs and availability of labor with mining expertise;

•	the impact of federal, state or local government regulations, including but not limited to, environmental and mining regulations, and the enforcement of such regulations;

•	obtaining permitting from applicable federal and state agencies related to the construction and operation of assets;

•	competition in the fertilizer industry;

•	declines in U.S. or world agricultural production;

•	declines in use by the oil and gas industry of potash products in drilling operations;

•	changes in economic conditions;

•	our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements;

•	disruption in credit markets;

•	our ability to secure additional federal and state potash leases to expand our existing mining operations;

•	governmental policy changes that may adversely affect our business; and

•	the other risks and uncertainties detailed in the section entitled Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS
General
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are dedicated to the production and marketing of potash and langbeinite (“sulfate of potash magnesia”), another mineral containing potassium, magnesium, and sulfate, that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our Carlsbad assets consist of underground mining operations, which are supported by surface processing facilities. We are also experienced operators of solar solution mining operations, as our Moab and Wendover facilities both utilize these techniques for recovering potash. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5 percent of annual world potassium consumption and 9.3 percent of annual U.S. potassium consumption. We are one of two producers of sulfate of potash magnesia from langbeinite ore, a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium, providing a multi‑nutrient product. We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite annually. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we perform and, therefore, our production results tend to be lower than our productive capacity. We operate in a capital-intensive industry that requires consistent capital expenditures to replace assets necessary to sustain safe and reliable production. We believe that, in the long term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, increase reliability of the facilities, and increase productivity and recoveries. The goal of these investments is to grow production and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.
Company History
Intrepid's predecessor, Mining, was formed in January 2000 for the purpose of acquiring the Moab mine. Prior to the acquisition, the Moab mine was a solution mine which had experienced sustained declining production. Our management team at that time stabilized production volumes substantially above the pre-acquisition level by applying horizontal drilling technology that is commonly used in the oil and gas industry but had never before been used to mine potash.
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
From the inception of Mining in January 2000 through December 31, 2011, we have invested over $495 million in these assets to improve the reliability, recoveries, efficiencies, flexibility, and productivity of our operations.
We closed our initial public offering (“IPO”) on April 25, 2008. Prior to April 25, 2008, we were a consolidated subsidiary of Mining, our predecessor. Since April 25, 2008, we have conducted all of Mining's former business. On April 25,

2008, in connection with our IPO, pursuant to an exchange agreement (“Exchange Agreement”), Mining assigned all of its assets other than approximately $9.4 million of its cash to us in exchange for shares of our common stock and cash from the IPO. The transfer of the nonmonetary assets by Mining to us pursuant to the Exchange Agreement was accounted for at historical cost because the members of Mining received our common stock, representing a continuing controlling interest in us, in connection with the IPO. Mining was dissolved on April 25, 2008. Approximately $52.6 million of the remaining net proceeds from the IPO were retained by us.
We have one operating segment, the extraction, production and sale of potassium‑related products, and our extraction and production operations are conducted entirely in the continental United States. We focus on the marketing and sale of potash in the United States into regions and specific locations that generate the most favorable net realized sales prices. Our Trio® product is sold into both the domestic and international markets, as driven by the margin considerations for the tons being sold and the specific product needs of customers.
Our Products and Markets
Our two primary products are potash and langbeinite, which is marketed as Trio®.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash. Potash sales as a percentage of our net realized sales, which we calculate as gross sales less freight costs, and gross margin were approximately as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2011	90%	99%
For the year ended December 31, 2010	89%	98%
For the year ended December 31, 2009	85%	89%
Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. The flexibility afforded to us by our investments in granulation capacity has allowed us to expand our geographical reach for granular sales and to adjust our production of standard-sized product to more closely align with granular demand, thereby decreasing our dependence on sales of any one particular size of potash.
Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.
Our sales of potash tend to focus on agricultural areas and feed manufacturers in central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, across the United States, with a focus on areas with specific agricultural nutrition requirements. We manage our sales and marketing operations, including our freight and logistics planning, centrally, which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all with the design of realizing the highest net realized sales price for our potash. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons.
Through industry publications, we monitor oil and gas drilling rig count in the United States as an indicator of activity. Industrial demand for our standard‑sized product likely will continue to correlate with oil and gas pricing, as well as drilling and well completion activity.
Trio®
Trio® is marketed into two primary markets, the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. (“PCS Sales”) for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Sales of Trio® on an international basis tend to be larger bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period-to-period when compared to our domestic sales. During 2011, the sales price for standard-sized Trio® in the international market increased which led us to increase the percentage of product sold into the export market since we had accumulated an inventory of standard-sized Trio®. The composition of our Trio® sales volumes domestically and into the export market were as follows for the indicated periods.

	United States	Export
Trio® only
For the year ended December 31, 2011	56%	44%
For the year ended December 31, 2010	68%	32%
For the year ended December 31, 2009	65%	35%
Industry Overview
Long-term global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, global economic conditions, weather patterns and farm sector income. We expect these key variables to continue to have an impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. The U.S. and world economic uncertainty has led to volatility in agricultural commodity prices and has impacted farmer fertilizer buying decisions. This climate of economic uncertainty could continue to have an impact on the fertilizer market.
Fertecon Limited (“Fertecon”), a fertilizer industry consultant, expects global potash consumption to grow approximately four percent from 2011 to 2012 and then by five percent annually from 2012 through 2016. Following the contracted potash consumption during 2009, this growth is forecasted to be driven primarily by returning global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As populations grow, more food is required from decreasing arable land per capita, which requires higher crop yields and, therefore, more balanced soil nutrient levels. As incomes grow in the developing world, people tend to consume more animal protein, which requires larger amounts of grain for feed. In addition, the focus in the U.S. on increasing renewable energy has led to regulatory policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.
Fertilizers serve a fundamental role in global agriculture by providing essential nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally‑occurring potash does not require additional chemical conversion to be used as a plant nutrient.
Potash is mined from conventional underground mines or, less frequently, through solution mining of surface or sub-surface resources as is done at Intrepid's Moab and Wendover operations and the planned HB Solar Solution mine. According to the International Fertilizer Industry Association (“IFA”) and data published by potash mining companies, six countries accounted for approximately 89 percent of the world’s aggregate potash production during 2010. During this time period, the top seven potash producers supplied approximately 86 percent of world production. Five of the top ten producers are further concentrated into two marketing groups, which together supplied approximately 69 percent of global potash production during 2010, taking into account the merger between two of the Russian producers that occurred in 2011.
Virtually all of the world’s potash is currently extracted from approximately 20 commercial deposits. There are substantial challenges to adding new potash production because economically recoverable potash deposits are scarce, deep in the earth and geographically concentrated. A further challenge is that the majority of unexploited mineralized deposits of potash existing outside the Canadian province of Saskatchewan are located in remote and/or politically unstable regions such as the Congo, Thailand, Ethiopia, Argentina, and Kazakhstan. There are a number of brownfield expansions that have either been commissioned or are under construction by the larger Canadian potash producers. In addition, there are a number of smaller companies, commonly referred to as "juniors," that have obtained potash leases or concessions.
Energy prices and consumption affect the potash industry in several ways. Energy policies in the U.S. have supported the development of biofuels, which currently rely upon agricultural products as feedstock. As demand and prices for these agricultural products increase or decrease, the use of fertilizer becomes more or less economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, and potash is used as a fluid additive as a means to reduce the risk of swelling in clays in the formation. We believe the positive benefit of potassium chloride in drilling and fracturing fluids has been well established in the oil and gas industry. The market for the industrial standard‑sized potash used in fracture fluids is regional. According to drilling rig count data compiled by Baker Hughes, we have seen a meaningful increase in activity in the regions we serve from our facilities. The increase in drilling has resulted in increased demand for drilling and fracturing fluids.
Changes in fuel prices directly affect the cost of transporting potash from producing to consuming regions. Changes in natural gas prices also affect the cost of processing potash. The price of natural gas has been decreasing recently, as have the forward price indications, which, if sustained, will have a positive impact on our production costs.
Competition
We sell into commodity markets and compete based on delivered price of potash and Trio®, timely service and product quality. Products must maintain particle size and potassium oxide (“K2O”) content benchmarks in order to compete effectively. Further, our customers value the ability to deliver product in a timely manner.
We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Germany, and Israel. As a smaller producer, we seek to maintain an advantage through timely service, and a focus on the markets in which we have a transportation cost advantage.
Strategy
Our strategy is to maximize margins associated with the sale of potash and Trio®. Because of our proximity to the markets we serve, we have typically achieved a higher average net realized sales price for our potash products compared to our competitors. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. We believe that we have an ability to improve the efficiencies and productive capacity of our existing mine and plant operations with specific reliability, debottlenecking, granulation, and ore recovery projects. We also will attempt to increase potash and langbeinite production through the reopening of mines and expansion of production capabilities at our facilities.

•
Focus on margin. We focus on effectively marketing our products into markets that provide the greatest margins. By fully participating in these markets at competitive prices we aim to keep inventory moving through the plants which, in turn, maximizes production and reduces per ton operating costs. We continue to look for additional opportunities to control our fixed and variable operating expenses and plan to pursue various initiatives to increase the sustainability and reliability of our mining and plant facilities.

•
Expand potash production from existing facilities. We have expansion opportunities at our operating facilities that we expect will increase production, drive down our unit cost per ton and increase our cash flow. We expanded our mining capacity at our Carlsbad facilities by adding new mining panels at our East and West facilities in 2011 and plan to add an additional mining panel at each mine in 2012, as well as expand the cavern network at our Moab facility by drilling additional horizontal laterals into the existing cavern system.

Another project that is focused on increased production is the reopening of the HB Solar Solution mine. The HB Solar Solution mine, located near Carlsbad, New Mexico, was formerly operated as a conventional underground mine and was idled in 1996 by its previous owner. We are in the process of reopening the HB Solar Solution mine, which will use the same solar evaporation and solution mining technology we currently use at our Moab mine. We believe the HB Solar Solution mine is suitable for solution mining due to the accessibility of the mineral resource and the geology of the mine, and our ability to rely in part on existing infrastructure and personnel to process potash. We were notified by the Bureau of Land Management (“BLM”) in early January 2009 that the HB Solar Solution mine project would be evaluated through an Environmental Impact Statement (“EIS”) process pursuant to the National Environmental Policy Act. The current schedule for the EIS review process provided to us by the BLM's contractor reflects issuance of a Record of Decision during the first quarter of 2012. The Notice of Availability of the Final EIS was published in the Federal Register on February 3, 2012. We received the ground water discharge permit for the HB Solar Solution mine project from the New Mexico Environment Department (“NMED”) in July 2010 and, in July 2011, we received the air quality permit for the mill. Once the remaining regulatory approvals are obtained, construction will begin promptly. Our first production will result approximately 18 months later, with increasing production the succeeding year and a ramp up to full production expected in 2015 assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.

•
    Expand langbeinite production. The only known commercial reserves of langbeinite ore in the world are located near Carlsbad, New Mexico. We are one of the only two producers of langbeinite. To better capitalize on the strong demand for our Trio® product, which we produce from langbeinite ore, in May 2010, we announced our Langbeinite Recovery Improvement Project. During 2011, we substantially completed the construction of the dense media separation plant component of this project. This new plant is designed to improve our langbeinite recoveries and reduce our process water consumption, both of which will lower per unit costs. The dense media separation plant was substantially completed in late December 2011, with commissioning and optimization expected to continue through the first half of 2012. The overall project also includes a new granulation plant, which will provide us with the flexibility to granulate all of our standard‑sized Trio® product, should market conditions warrant. The granulation plant is expected to be complete and operational in the first half of 2012. As of December 31, 2011, our total capital investment in the Langbeinite Recovery Improvement Project was $71.7 million.

•
Increase marketing flexibility. We successfully completed construction of a new granulation facility in Moab towards the end of 2010 and, at the end of 2011, completed the construction of a new compaction facility in Wendover. These facilities increase our capacity to compact standard‑sized product into granular‑sized product, which will increase our marketing flexibility and decrease our dependence on any one particular market. By increasing our compaction capacity, we will have the ability to convert more of our standard-sized product into product available for sale into the agricultural market, if market conditions warrant. We also have approved an investment of approximately $95 to $100 million for the construction of a new granulation plant at our North compaction facility. Pending timely approvals through the permitting process, this project is expected to be completed to coincide with the production increase from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine, with completion of the first phase of the project planned for the first half of 2013 and the completion of additional capacity into 2014.

Competitive Strengths

•
U.S. potash-only producer. We are one of two publicly traded potash-only companies, the other being Uralkali, a Russian producer. We are dedicated to the production and marketing of potash and langbeinite. As a dedicated potash producer and because potash prices have historically been subject to less volatility than prices for other fertilizers and commodity chemicals, we believe our financial performance is subject to less volatility than that of other fertilizer companies that produce fertilizers other than, or in addition to, potash. Provided that mining and milling operations occur at steady operating rates, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and sulfate used to produce phosphate products. In general, the mining sector has experienced more cost pressures than other industries.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. The Saskatchewan potash mineral tax includes a crown royalty, a base payment and a profit tax. We currently pay an average royalty rate of approximately 3.5 to 4 percent of our net sales, which compares favorably to that of our competitors in Canada. We expect our average royalty rate to increase closer to four percent in the coming years, as our federal potash leases in New Mexico are expected to be renewed at a flat five percent rate rather than at a sliding scale of two to five percent. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Assets located near our primary customer base. Our mines are advantageously and strategically located near our largest customers. We believe that our locations allow us to obtain higher average net realized sales prices than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage. In addition, our location in oil and gas producing regions allows us to serve industrial customers, the majority of whom we service by truck.

•
Participation in specialty markets. We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2011, these markets represented approximately 79 percent, 14 percent and 7 percent of our potash sales, respectively. According to Fertecon, approximately 91 percent of all potash produced is used as a fertilizer. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.

Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. We have begun increasing our marketing activities in contemplation of the increased recovery and production of Trio® from our Langbeinite Recovery Improvement Project.
PCS Sales markets our langbeinite products exclusively outside North America and non-exclusively into Mexico. This relationship gives us access to PCS Sales’ extensive international sales network and informs us about developments related to sulfate of potash magnesium in the international market.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 157 years, based on proven and probable reserves estimated in accordance with U.S. Securities and Exchange Commission (“SEC”) requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized areas of potash for potential future exploitation.

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

•
Track record of innovation and modernization. Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability, and to re-invest cash flows into the business to grow production. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization, sustainability, and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. From the inception of Mining in January 2000 to December 31, 2011, we have invested approximately $495 million in capital expenditures at our facilities to enhance the productivity and reliability of our operations.

•
Solar evaporation operations. The Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a low-cost and energy‑efficient method of producing potash. Our understanding and application of solution mining, combined with our location in regions with favorable climates for evaporation, allow our Utah facilities to enjoy relatively low production costs. We are in the process of developing the HB Solar Solution mine using the same solar evaporation and solution mining technology we use at our Moab mine.

International Marketing and Distribution
Our international sales of potash and Trio® are marketed on a spot basis by PCS Sales under an exclusive marketing agreement for sales outside North America and under a non-exclusive agreement for sales into Mexico. During 2011, approximately 44 percent of our Trio® tons were sold internationally, representing approximately 4.5 percent of our total gross sales. The chart below shows the percentage of sales of potash and Trio® made to various countries, based upon shipping destination, during the years ended December 31, 2011, 2010, and 2009. The market for our Trio® product continues to expand.
Geographic Breakdown of Net Sales—All Products

	Percentage of Net Sales
	Year Ended December 31,
	2011	2010	2009
United States	95.4%	95.5%	91.0%
Region:
Mexico/Latin America	2.6%	2.2%	3.6%
Caribbean	0.1	—	2.9
Canada and other	1.9	2.3	2.5
Export Subtotal	4.6	4.5	9.0
Total Sales	100.0%	100.0%	100.0%
Major Customers
We have a diversified customer base exceeding 170 customers. As noted earlier, we sell into the agricultural, industrial and feed markets.
Within the agricultural market, we supply a diversified customer base of distributors, retailers and cooperatives, who in turn supply farmers producing a wide range of crops. Agricultural markets primarily consume granular‑sized potash, whereas the industrial and feed markets primarily consume standard‑sized potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us some flexibility to adjust our product mix to market conditions. Servicing the industrial and feed markets provides us with customers that are unrelated to agricultural markets.

In 2011, 2010, and 2009, one of our distributor customers accounted for approximately 17 percent, 24 percent, and 15 percent, respectively, of our sales, and another distributor customer accounted for approximately 12 percent, 7 percent and 5 percent of sales, respectively. Although we consider our relationship with these customers to be very important, we do not believe that their loss or a significant decline in their purchases would have a material adverse effect upon our financial results due to the regional demands for our product.
Environmental, Safety and Health Matters
We mine and process potash and potassium-related products, which subjects us to an evolving set of federal, state and local environmental, safety and health (“ESH”) laws that regulate, or propose to regulate: (1) product content and labeling; (2) conditions of mining and production operations; (3) employee and contractor safety and health; (4) air and water quality standards for our facilities; (5) disposal, storage and management of hazardous and solid wastes; and (6) post-mining land reclamation and closure.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with ESH standards. The majority of these resources will be expended through our capital budget. In 2011, we expended approximately $2.2 million on environmentally‑related capital projects and expect to invest a similar amount in 2012. In 2011, we recognized an environmental expense of $0.8 million within cost of goods sold expense, principally for the disposal of hazardous materials and environmental studies and remediation efforts. We expect to incur similar environmental expenses within our cost of goods sold expense in 2012. However, if contamination is discovered or the contamination is of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
On December 14, 2010, the U.S. Fish and Wildlife Service proposed a rule to list the dunes sagebrush lizard (Sceloporus arenicolus), a species known to live in southeastern New Mexico and adjacent west Texas, as endangered under the Endangered Species Act of 1973, as amended (the “Endangered Species Act”). If the rule is finalized as proposed, it would extend the Endangered Species Act’s protections to the dunes sagebrush lizard. The listing of the dunes sagebrush lizard as endangered under the Endangered Species Act could have a material adverse effect on Intrepid’s operations in southeastern New Mexico, including our Caprock water lines which supply fresh water to our East, West and North plants, as well as development of the HB Solar Solution mine project. Specifically, the listing of this species could result in increased operational costs and, possibly, limitations or prohibitions on certain of Intrepid’s operations in the area.
We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental, safety and health laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated ESH capital expenditures or reclamation and closure expenditures will be required in 2012 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
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
State registrations are for one to two-year periods, depending on each state’s requirements. In addition, each state also requires tonnage reporting for products sold into that state either monthly, quarterly, semi-annually or annually, depending on each state’s requirements. Some states do require the same registration and reporting process for feed grade products; industrial grade products do not require registration or tonnage reporting.
Operating Requirements and Government Regulations
Permits. We are subject to numerous ESH laws and regulations, including laws and regulations regarding land reclamation; release of air or water emissions; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substances releases. These laws include the Clean Air Act; the Clean Water Act; the

Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, ESH laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.
We hold numerous environmental, mining and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and surface water, and injection of brine. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East facility, North facility, and Moab facility at times may experience some water discharges during periods of significant rainfall. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporation through water sprays and expanded surface area, and reducing process water usage and discharges. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans.
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
Safety and Health Regulation and Programs. Our New Mexico and Utah facilities are subject to the Mine Safety and Health Act (“MSHA”), the Occupational Safety and Health Act (“OSHA”), related state statutes and regulations, or a combination of these laws.
MSHA is the governing agency for our New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. Item 4 and Exhibit 95 to this Annual Report on Form 10-K provide information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.
Our New Mexico facilities participate in MSHA’s Region 8 “Partnership Program.” There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Examples of principles include working for an open, cooperative environment; agreeing to citation and conflict processes; and improving training. Each of our New Mexico facilities is serviced by a trained mine rescue team which is ready to respond to any on-site incidents. The team practices and participates at state and federal events and competitions.
OSHA governs the safety standards at our Utah facilities. Both Moab and Wendover have active safety and health programs. Regular meetings are held covering various safety topics. Training and other certifications is provided to employees as needed based upon their work duties.

Remediation at Intrepid Facilities. Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of potash, salt, related potash and salt by-products, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials.
At many of these facilities, spills or other releases of regulated substances may have occurred previously and potentially could occur at any of our facilities in the future, possibly requiring us to undertake or fund cleanup efforts under CERCLA or state laws governing cleanup or disposal of hazardous and solid waste substances.
We work closely with governmental authorities to obtain the appropriate permits to address identified site conditions. For example, buildings located at our facilities in both Utah and New Mexico have a type of transite siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the transite siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos‑containing transite and related materials. We have permitted asbestos landfills in New Mexico and Utah. We have worked closely with Utah officials to address asbestos‑related issues at our Moab mine. We are working with federal officials to resolve issues concerning the disposal of asbestos‑containing transite at an unpermitted location at our West mine, which may require additional removal of transite material or another remedy.
Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants that were introduced as part of historic processing methods, such as lead, that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities, the HB Solar Solution mine, may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Additionally, several of our permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2011, is approximately $9.7 million, which is reflected in our financial statements. However, various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2011, is approximately $33.4 million. It is often difficult to estimate and predict the potential costs and liabilities associated with remediation and reclamation, and there is no guarantee that we will not be identified in the future as potentially responsible for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters subject to remediation and/or reclamation obligations or liabilities.
Taxes and Insurance
Royalties and Other Taxes
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty and other tax payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private land owners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2011, we paid $15.5 million, or an average of 3.7 percent of net sales, in royalties and other taxes.
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

Insurance
We maintain insurance policies covering general liability, property and business interruption, workers’ compensation, business automobile, umbrella liability, aviation hull and liability, directors’ and officers’ liability and various ancillary and customary policies. Our policy periods are typically for one year. We evaluate our limits each year based on our exposures and risk tolerance. Generally, our premiums are adjusted to reflect the marketplace for insurance and changes in our exposures, inclusive of changes in invested capital and changes in the market values of the products we sell.
Seasonality
The sales patterns of our agricultural products are generally seasonal. Using averages of the monthly sales data over the last three years, the peak period for sales was the three month period from September through November when approximately 29 percent of our sales have occurred. The seasonal low period, using the same data, occurred during the three month period from May through July, when 20 percent of our sales occurred. The seasonality of our sales is somewhat moderated due to the variety of crops and industries that we serve. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. Our quarterly financial results can vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Employees
As of December 31, 2011, we had 871 total employees of which 869 were full-time employees. We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2014. This is the fifth agreement negotiated between us and the United Steelworkers, AFL-CIO, on behalf of Local 876. We consider our relationships with our employees to be good.
Available Information
We file or furnish with the SEC reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K, proxy statements and any amendments to these reports. These reports are available free of charge on our website at www.intrepidpotash.com as soon as reasonably practicable after they are electronically filed or furnished with the SEC. These reports also can be obtained at www.sec.gov, or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.
We routinely post important information about us and our business under the investor relations tab of our website at www.intrepidpotash.com. The information found on, or that can be accessed through, our website is not part of this or any other report we file with, or furnish to, the SEC.
Glossary of Terms
Langbeinite (K2SO42MgSO4—potassium magnesium sulfate): A generic term for the mineral double sulfate of potash magnesia, also sometimes referred to as sulfate of potash magnesia. The processing of ores containing langbeinite results in a concentrated double sulfate of potash magnesia which we market for sale as Trio®.
Magnesium Chloride (MgCl2): An effective de-icing and de-dusting agent.
Metal Recovery Salt: Potash combined with salt in various ratios that chemically enhances the recovery of aluminum in aluminum recycling processing facilities.
Mill Feed Grade: A measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. It is often represented as percent of potassium oxide (K2O) or percent potassium chloride (KCl).
MMBtu: A standard unit of measurement used to denote the amount of energy in fuels. Million British Thermal Units.
Potash: A generic term for potassium salts (primarily potassium chloride, but also potassium nitrate, potassium sulfate and sulfate of potash magnesia, or langbeinite) used predominantly and widely as a fertilizer in agricultural markets worldwide. Potash also has numerous industrial uses, including oil and gas drilling and stimulation fluids. The chloride containing potash salt is commonly called sylvite in the mineral form or muriate of potash in the product form. Unless otherwise indicated, references to “potash” refer to muriate of potash.
Potassium Chloride (KCl—muriate of potash): The most abundant, least expensive source of potassium on a delivered K2O basis and the preferred source of potassium for fertilizer use, currently accounting for approximately 95 percent of total worldwide fertilizer use of K2O. Commercial grades for fertilizer use are typically 95-98 percent potassium chloride, containing about 60-62 percent K2O. Potassium chloride is the primary raw material used to produce industrial potassium hydroxide and its derivative salts, the most commercially important of which are potassium carbonate, potassium chromate, potassium permanganate and the potassium phosphates. It is also used as an intermediate in chemical synthesis routes to potassium sulfate and potassium nitrate. Muriate of potash is either red or white in appearance, depending on how it is processed.
Potassium Nitrate (KNO3—niter, saltpeter, nitrate of potash or sal prunella): A white crystalline salt. In the U.S., its use is limited but it is used as a nonchloride source of potash and nitrate nitrogen. The nutrient content of commercial, fertilizer‑grade material is about 13-14 percent nitrogen and 44 percent K2O. Although potassium nitrate does exist as such in nature, there are no known large deposits of concentrated potassium nitrate‑containing minerals. Recovery of naturally occurring materials has been primarily from the crude sodium nitrate (caliche) beds in Chile. Potassium nitrate is referenced in the “potash” and “potassium chloride” terms above.
Potassium Oxide (K2O): The potassium content of commercial fertilizers is expressed as percent potassium oxide (K2O). Potassium oxide, however, is merely a customary means of reporting potassium content within the fertilizer industry on the N-P-K (nitrogen‑phosphorus‑potassium) numbers on the labels of fertilizers. Although K2O is the formula for potassium oxide, potassium oxide is not used as a fertilizer. The potassium content of pure potassium chloride fertilizer is expressed as 63 percent K2O, which is the equivalent of 52.3 percent elemental K (potassium). In the soil, potassium chloride dissolves into potassium ions (K+) and chloride ions (Cl−). Percent potassium oxide (K2O) is referenced in other terms in this glossary.
Potassium Sulfate (K2SO4—sulfate of potash or SOP): A crystalline salt that is derived directly from brines or synthesized from other potassium salts and minerals. Commercial grades for fertilizer use are usually 93-95 percent potassium sulfate, containing 50-51 percent K2O. Potassium sulfate accounts for 1-2 percent of total worldwide potash fertilizer use. Potassium sulfate is referenced in the “potash” and “potassium chloride” terms above.
Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that Intrepid believe with reasonable certainty that access to the reserves can be obtained, even though currently‑issued permits are not required.
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
Secretary's Potash Area: A 497,000 acre location in southeastern New Mexico established by order of the U.S. Secretary of the Interior and administered by the BLM encompassing the United States' strategic potash reserve.
Solar Evaporation: A mineral concentration process by which brines containing salt, potash and magnesium chloride are collected into solar evaporation ponds, where solar energy is used to evaporate water and crystallize out the salt and potash contained in the brine. The resulting evaporate is then processed to separate the potash from the salt and subsequently prepared for sale.
Solution Mining: A mining process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body. The density of the brine increases as potash dissolves into the brine. The dense, potash-rich solvent then sinks to the bottom of the mine, where extraction wells pump the salt and potash‑saturated brine to the surface for processing. Solution mining does not require men or machines to be underground.
Sulfate of Potash Magnesia (K2SO4.2MgSO4)—langbeinite or potassium magnesium sulfate: A double sulfate mineral containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 3 percent of potash fertilizer, based on 2010 estimates by the Association of American Plant Food Control Officials, Inc. Commercial products from the United States typically contain 22 percent K2O, 11 percent magnesium and 22 percent sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12-42 percent K2O, 2-5 percent magnesium and 3-7 percent sulfur.
Tailings: Salt and insoluble minerals that remain after potash is removed from ore during processing, typically disposed of in a tailings pile.
Ton: A short ton, or a measurement of mass equal to 2,000 pounds. Unless expressly stated otherwise or the context otherwise requires, references to “tons” in this report refers to short tons.
Trio®: The product Intrepid markets for sale that is processed from langbeinite ore and which serves as a low-chloride potassium, magnesium and sulfur‑bearing fertilizer primarily for use in citrus, vegetable, sugarcane and palm applications and as an animal feed supplement. This product is a double sulfate of potash magnesia concentrate containing approximately 95 percent langbeinite and five percent salt or other minerals.
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
Executive Officers
The following section includes biographical information for our executive officers.

Name	Age	Position
Robert P. Jornayvaz III	53	Executive Chairman of the Board
David W. Honeyfield	45	President and Chief Financial Officer
Martin D. Litt	47	Executive Vice President, General Counsel and Secretary
James N. Whyte	53	Executive Vice President of Human Resources and Risk Management
John G. Mansanti	56	Senior Vice President of Operations
Kelvin G. Feist	44	Senior Vice President of Marketing and Sales
Brian D. Frantz	49	Vice President - Finance, Controller and Chief Accounting Officer
Robert P. Jornayvaz III has served as Executive Chairman of the Board, since May 2010. Mr. Jornayvaz served as Chairman of the Board and Chief Executive Officer of Intrepid Potash, Inc. from November 2007 until May 2010 and served, directly or indirectly, as a manager of Intrepid Mining LLC from January 2000 until its dissolution in 2008, at the time of Intrepid’s IPO. As described above in “Business—Company History,” Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. As a manager of Intrepid Mining LLC, Mr. Jornayvaz was responsible for the business operations of Intrepid Mining LLC. Mr. Jornayvaz is the 100 percent owner of Intrepid Production Corporation, which owns approximately 15 percent of Intrepid, and 100 percent of IPC Management LLC, one of two managers of the former Intrepid Mining LLC. Intrepid Production Corporation also owns 50 percent of Intrepid Oil & Gas, LLC. Mr. Jornayvaz has over 30 years of experience in the oil and gas industry and 13 years of experience in the potash industry.
David W. Honeyfield has served as President and Chief Financial Officer of Intrepid Potash, Inc. since May 2010. Mr. Honeyfield also served as Treasurer from May 2008 until December 2010. Prior to May 2010, Mr. Honeyfield served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from March 2008 until May 2010. From May 2003 to March 2008, he held various positions with SM Energy Company. (formerly St. Mary Land & Exploration Company), most recently as Senior Vice President and Chief Financial Officer from March 2007 to March 2008, Chief Financial Officer from May 2005 to March 2007, and Vice President—Finance, Treasurer and Secretary from May 2003 to May 2005. While at SM Energy, a public company with shares listed on the New York Stock Exchange, Mr. Honeyfield, among other things, was responsible for capital structure planning, financial reporting, oversight of company accounting practices, the preparation of forecasts and budgets, and oversight of tax and internal audit functions. Prior to joining SM Energy, Mr. Honeyfield was Controller and Chief Accounting Officer of Cimarex Energy Co. from September 2002 to May 2003 and Controller and Chief Accounting Officer of Key Production Company, Inc., which was acquired by Cimarex in September 2002. Prior to joining Key Production Company in April 2002, Mr. Honeyfield was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen LLP since 1991, serving clients primarily in the mining, oil and gas, and manufacturing sectors.
Martin D. Litt joined Intrepid Potash, Inc. as Executive Vice President and General Counsel in July 2008 and was named Executive Vice President, General Counsel and Secretary in January 2012. He began his legal career with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in 1991, a law firm with offices located around the world. In 1993, Mr. Litt joined the law firm of Holme Roberts & Owen LLP (now known as Bryan Cave HRO), a law firm based in Denver, Colorado. Mr. Litt served as a partner for nine years at Holme Roberts & Owen and also served on the firm’s Executive Committee, a committee responsible for managing the law firm, for two years. During his time at Holme Roberts & Owen LLP, Mr. Litt focused his practice on commercial litigation, antitrust matters, and general business counseling. While at Holme Roberts & Owen LLP, Mr. Litt served as outside counsel to Intrepid Mining LLC and Intrepid Potash, Inc. for approximately six years.
James N. Whyte has served as Executive Vice President of Human Resources and Risk Management of Intrepid Potash, Inc. since December 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in May 2004. As described above in “Business—Company History,” Intrepid Potash, Inc. was a subsidiary of Intrepid Mining LLC and acquired substantially all of its assets from Intrepid Mining LLC at the time of the IPO. From December 1998 until December 2002, Mr. Whyte served as President of Caleb Insurance Group, Inc., a small, private commercial insurance brokerage firm that he founded, where he was responsible for all business operations.
John G. Mansanti has served as Senior Vice President of Operations of Intrepid Potash, Inc. since November 2011 and as Vice President of Operations of Intrepid Potash, Inc. since October 2009. From January 2006 until October 2009, Mr. Mansanti worked for Barrick Gold Corporation. From January 2008 until October 2009, Mr. Mansanti served as General Manager of Goldstrike Mines in Nevada where he was responsible for managing Barrick’s largest gold producer at approximately 1.7 million ounces a year. From August 2006 until December 2008, Mr. Mansanti served as General Manager at the Cortez Gold Mine in Nevada where he was responsible for managing all aspects of the current operations and managing the engineering, underground development, and permitting associated with the Cortez Hills project. From June 2003 until August 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation until Barrick acquired Placer’s assets in January 2006). While serving in this role, Mr. Mansanti was responsible for all aspects of restarting the underground mine and the joint ore tolling arrangement with Newmont.
Kelvin G. Feist has served as Senior Vice President of Marketing and Sales of Intrepid Potash, Inc. since November 2011 and as Vice President of Marketing and Sales of Intrepid Potash, Inc. since February 2011. From August 1994 until January 2011, Mr. Feist held various positions with Agrium Inc. and its subsidiaries, most recently as Director of Potash Marketing from July 2010 to January 2011 and National Account Manager from July 2007 to July 2010. While at Agrium, a public company with shares listed on the New York Stock Exchange, Mr. Feist, among other things was responsible for all marketing and sales programs related to Agrium’s potash portfolio, including matters relating to production and logistics.
Brian D. Frantz was promoted to Vice President-Finance in February 2012. Mr. Frantz has served as Controller and Chief Accounting Officer of Intrepid Potash, Inc. since July 2010 and continues in this role in addition to his responsibilities as Vice President-Finance. From October 2008 until July 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a private company specializing in selling and leasing construction equipment where he was responsible for all finance and accounting functions. From June 2008 until September 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From June 1998 until May 2007, Mr. Frantz held various positions at RE/MAX International, Inc., most recently as Senior Vice President and Chief Financial Officer of RE/MAX International, Inc., a large private company engaged in the franchising of real estate brokerage businesses. While at RE/MAX International, Inc., Mr. Frantz was responsible for all financial and accounting matters, including budgeting and forecasting, financial reporting, banking and tax planning. Prior to joining RE/MAX International, Inc., Mr. Frantz was a senior manager in the audit practice of Arthur Andersen LLP in Denver. Mr. Frantz had been with Arthur Andersen LLP since 1986, serving public and private companies primarily in the cable television, manufacturing, mining and real estate industries.

ITEM 1A.	RISK FACTORS
An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this report before buying shares of our stock. Our future performance is subject to a variety of risks and uncertainties. If any of the following risks or uncertainties occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.
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
Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and capacity utilization until the cycle repeats. Furthermore, individual potash producers have, at various times, independently suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. For example, during all of the fourth quarter of 2008 and through most of 2009, demand for potash contracted due to uncertainty resulting from the global financial crisis, decreases in commodity prices of agricultural products, concerns by farm producers about input costs, and the effect that lower prices for their products might have on farmers’ operations. In turn, many individual potash producers responded to this demand contraction by independently curtailing potash production to match demand. As a result of these various factors, the price of potash can also be volatile. This volume and price volatility may reduce profit margins and negatively affect our operating results. We sell the majority of our potash into the spot market in the U.S. and generally have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility.
Changes in fertilizer application rates may exacerbate the cyclical nature of the prices and demand for our products.
Farmers are able to maximize their economic return by applying optimum amounts of fertilizer. A farmer's decision about the application rate for each fertilizer, or the decision to forgo application of a particular fertilizer, particularly potash and langbeinite, varies from year to year depending on a number of factors, such as crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, and the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forgo application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can materially aggravate the cyclicality of prices for our products and our sales volumes. One of the specific risks is that farmers may buy and apply potash or Trio® in excess of current crop needs which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products may shift to earlier periods, resulting in decreased demand in later periods. If we fail to accurately predict such a shift in demand, we may have insufficient product available to meet the unexpectedly early demand and may lose sales to our competitors.
Aggressive pricing strategies by our competitors could materially adversely affect our sales and profitability.
Many of our competitors have significantly larger operations than we do and mine potash from reserves that are thicker, higher‑grade and less geologically complex than our reserves. The large size of some of our competitors may give them greater leverage in pricing negotiations with customers and may enable them to negotiate better rates for transportation of products sold. The nature of our competitors’ reserves and the economies of scale of their operations may allow them to mine their potash or langbeinite at a lower cost. If one or more of these competitors were to decide for any reason to aggressively lower prices in an attempt to increase their sales, our size and cost structure might not allow us to match that pricing, such that we would likely lose sales and our operating results and profitability would be materially adversely affected.

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
The process of mining is complex, is equipment and labor-intensive, and involves the potential for risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems and other unexpected events. In addition, we must transport mined ore for long distances to remove it from the mines for processing, which creates a higher probability of accidents. Our facilities have been in operation longer than the average North American potash mine, and some of our equipment has had a long operating life and may require more maintenance or be more likely to fail than newer facilities or equipment. Our shafts at our West mine were constructed in 1931 and require frequent maintenance due to water inflow, wooden structure and salt buildup and are located in an area of known subsidence. Additionally, langbeinite ore is harder and more abrasive than sylvite ore and has caused greater wear on our mining and milling equipment at our East mine, which has increased and may continue to increase the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes; for example, our East mine’s mill experiences build-ups of glaserite, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. Furthermore, production at our facilities is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from our planned capital expenditures focused on growth, such as increases in productive capacity, for use on capital expenditures to maintain existing capacity. Production delays or stoppages will adversely affect our sales and operating results, and higher than expected maintenance and repair expenses may adversely affect our operating results.
The grade of ore that we mine may vary from our projections due to the complex geology and mineralogy of potash reserves, which could adversely affect our potash production and our financial results.
Our potash production is affected by the ore grade, or the potassium content of the ore and the mineralogy of the ore. Our projections of ore grade may vary from time to time, and the amount of potash that we actually produce may vary substantially from our projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. Potash ore bodies have complex geology. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable‑grade product. As a result, our expected future cash flows would be materially adversely affected.
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
The actual amounts of muriate of potash and langbeinite we may be able to economically recover from our reserves may vary substantially from our reserve estimates. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control or ability to estimate. Estimates of muriate of potash and langbeinite reserves necessarily depend upon a number of variables and assumptions, any one of which, if incorrect, may result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate;

•	future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies; and

•	variations in mineralogy.
Because reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is reviewed by a reserve engineer and geologist in sufficient detail to determine if, in the aggregate, the data provided by us are reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and in accordance with SEC requirements. If the actual amounts we are able to recover from our reserves are significantly lower than our reserve estimates, our operating results and financial condition would be materially and adversely affected.
The seasonal demand for our products and the variations in our cash flows from quarter to quarter may have an adverse effect on our operating results and make the price of our common stock more volatile.
The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of crop growing and harvesting seasons and weather conditions, as well as other factors. Over the last three years, on average, approximately 29percent of our sales have occurred in three month period between September and November each year. We and our customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. Over the last three years, on average, approximately 20 percent of our total annual potash sales have occurred during the slower summer period between May and July. The seasonality of crop nutrient demand results in our sales volumes and net sales revenue typically being the highest during the North American spring season and fall harvest and our working capital requirements typically being the highest just before the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability could be materially reduced as a result. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.
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
On December 14, 2010, the U.S. Fish and Wildlife Service proposed a rule to list the dunes sagebrush lizard (Sceloporus arenicolus), a species known to live in southeastern New Mexico and adjacent west Texas, as endangered under the Endangered Species Act. If the rule is finalized as proposed, it would extend the Endangered Species Act’s protections to the dunes sagebrush lizard. The listing of the dunes sagebrush lizard as endangered under the Endangered Species Act could have a material adverse effect on our operations in southeastern New Mexico, including our Caprock water pipelines which supply water to our West plant, as well as development of the HB Solar Solution mine project. Specifically, the listing of this species could result in increased operational costs and, possibly, limitations or prohibitions on certain of our operations in the area.
Climate change legislation and the physical effects of climate change may have a negative effect on our business and operations.
There is a continuing discussion that emissions of greenhouse gases (“GHG”) may be altering the composition of the global atmosphere in ways that may be affecting, and may continue to affect, the global climate. Legislators and regulators are considering ways to reduce GHG emissions. There is a possibility that some form of GHG emissions regulation could be forthcoming at the federal level. In 2010, New Mexico’s Environmental Improvement Board ("EIB") passed rules designed to reduce GHG emissions and to establish a “cap-and-trade” program with respect to GHG emission “allowances.” On February 6, 2012, the EIB voted unanimously to repeal these rules. Such regulation, if ultimately imposed, could result in the creation of substantial additional costs for us. The effect of any future mandatory GHG legislative, regulatory, or product standard requirements on our business and products is dependent on the details of the mandate or standard, and we are therefore unable to predict the potential effects at this time. Moreover, the potential physical effects of climate change on our customers, and subsequently on our business and operations, are highly uncertain and will be particular to the circumstances developing in various geographical regions where our facilities and customers are located. These effects may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Droughts or floods in certain geographic areas could cause demand for our product to decline and the amount of arable land in one or more of our markets to decrease. Extreme or unusual weather conditions could also cause production disruptions at our facilities which could have a material adverse effect on our operating results of financial condition.
For example, there was a production disruption in December 2009 due to severe cold weather conditions at our Carlsbad East facility that reduced our normal potash production levels by nearly 90 percent for the month. Physical effects of climate change, if any, may adversely impact the costs, production, sales, and financial performance of our business and operations. Similarly, during July 2010, we ceased production of langbeinite at our East facility for a total of 14 days due to unusually heavy rainfall in the Carlsbad, New Mexico region in order to reduce our water consumption, reduce brine flow to our tailings ponds, and preserve additional pond storage capacity for future rainfall.
Our business depends upon skilled and experienced personnel, and our inability to find or retain quality workers may have a material adverse effect on our development and operating results.
The success of our business and the achievement of certain business goals depend upon our ability to attract and retain skilled managers, engineers, and other employees and contractors. The labor market in the Carlsbad, New Mexico area, in particular, is very competitive and at times we may not be able to find or retain qualified employees or contractors. We compete for experienced laborers with other industries, including a nuclear waste management facility in southeast New Mexico, oil fields and other potash facilities near Carlsbad, and a new uranium enrichment facility in Eunice, New Mexico which is under construction. Turnover in proximity to Carlsbad has generally been high, and the continued expansion of nuclear facilities near Carlsbad threatens to increase competition for qualified workers. If we are not able to attract and retain the personnel necessary for the development of our business, we may not achieve business goals and production goals, or may have to raise wages to keep employees, hire less qualified workers, or incur higher training costs, any of which could have a material adverse effect on our operating results and financial condition.
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
The price of natural gas in North America is highly volatile. Natural gas prices according to the El Paso Natural Gas Co. Permian Basin index, on which the prices we pay for natural gas are primarily based, have ranged from a high of $11.61 per MMBtu in July 2008 and have been trending downward to less than $2.50 per MMBtu in January 2012. Steel is a commodity that is also subject to volatile pricing. Over the last five years, hot rolled coil steel prices have ranged from a high of $1,095 per ton in July 2008 to a low of $382 per ton in June 2009. Our forecasts of capital expenditures are based on assumptions with respect to prices of skilled labor and commodities, including steel and concrete. We cannot predict future commodity prices, and if such prices are higher than expected, we may lose sales to competitors with lower production costs, our profitability could be materially adversely affected and our capital expenditures could increase.
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
A significant portion of our sales consists of sales of standard‑sized potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. Declines in oil and gas drilling can have a negative impact on our average net realized sales price for our agricultural tons, as agricultural sales may require more costly transportation to more distant delivery points and we may incur additional costs to compact the standard‑sized product into granular‑sized product. Alternative products that have some of the clay-inhibiting properties of potash in oil and gas drilling fluids are commercially available. Depending upon the price of potash compared to the prices of these alternative products, these alternative products may temporarily or permanently replace some of our sales of standard‑sized potash, which would reduce our industrial sales and result in the same increases in production costs and decreases in our profitability.

Increased costs could affect our per ton profitability.
Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, revisions to mine plans, and location of the ore bodies. A substantial portion of our operating cost structure is comprised of fixed costs consisting primarily of labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation; we also have variable costs associated primarily with overtime and associated benefits, contractor labor, consumable operating supplies and chemicals, some level of energy and per unit depreciation. Because a portion of our operating costs are fixed, reductions in production tonnage could increase our per ton costs and correspondingly decrease our operating margin on a per ton basis. A material increase in costs at any of our locations could have a material adverse effect on our profitability and cash flows.
Some of our competitors have greater capital and human resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability.
We compete with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than we do. Competition in our product lines is based on a number of considerations, including transportation costs, brand reputation, product quality, price, client service and support. To remain competitive, we need to invest continuously in production infrastructure, marketing and customer relationships. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and become leveraged. We may not have sufficient resources to continue to make such investments or maintain our competitive position relative to some of our competitors who have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes and our profits could be materially adversely affected.
A shortage of railcars or trucks for transporting our products, increased transit times or interruptions in railcar or truck transportation services could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs or disruptions in production.
We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of reagents and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in, or accidents affecting, the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, we may have difficulty obtaining access to ships for deliveries of our products to overseas customers. Higher costs for transportation services or interruptions or slowdowns in these transportation services due to railcar derailments, accidents, high demand, labor disputes, adverse weather, changes to rail systems or other events, could negatively affect our ability to produce our products or our ability to deliver our products to our customers, which could have a material adverse effect on our operating results and financial condition. Additionally, rail interruptions have occurred historically as a result of derailments or track or bridge failures. Sustained periods of rail interruptions could have a material impact on our ability to ship product to our customers and therefore adversely impact our sales levels.
We rely on our management personnel for the development and execution of our business strategy, and the loss of any member of our management team may have a material adverse effect on our growth and operating results.
Our management personnel have significant relevant industry and specific Company experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of our business. The loss of the services of any of our management personnel could prevent us from achieving our business strategies or limit our business growth and operating results. We do not currently maintain “key person” life insurance on any of our key executives or management personnel.
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

Existing and expanded oil and gas development in the Secretary's Potash Area in New Mexico could result in methane gas leaking into our mines that could result in the loss of life and significant property damage, and require indefinite suspension of operations unless extensive modifications were made to the mines.
Our New Mexico operations are primarily on leased federal land administered by the BLM in the 497,000-acre Secretary's Potash Area established by order of the U.S. Secretary of the Interior. Under our leases, the BLM retains the right to permit other uses of the land on which our leases are located. The Secretary's Potash Area also contains significant oil and gas deposits that are below our potash reserves, and approximately 3,000 oil and gas wells have been drilled in the Secretary's Potash Area. Oil and gas companies continue to actively seek BLM and state permits to drill additional wells in the Secretary's Potash Area.
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
Existing and further oil and gas development in the Secretary's Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.
Presently, the drilling of oil and gas wells in the Secretary's Potash Area is regulated by the 1986 Order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Secretary's Potash Area). Similar State of New Mexico regulations govern state and fee lands in the Secretary's Potash Area. The Secretary’s Order and related regulations, with certain exceptions, restrict oil and gas drilling that would result in the undue waste of potash or would constitute a safety hazard to potash miners. Drilling that does not immediately affect our current operations may limit our ability to mine valuable potash reserves or deposits in the future because of setbacks from oil and gas wells. As a result, we will be unable to mine potash located within the appropriate “safety pillar” around an oil or gas well. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission and, where appropriate, protest applications for drilling permits that we believe may impair our ability to mine our potash reserves or deposits and/or put at risk the safety of our potash miners. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or deposits. Our potash reserves or deposits may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves or deposits. We expect oil and gas companies to continue to seek drilling permits and to contest our efforts to restrict drilling within certain locations within the Secretary's Potash Area.
In July 2007, the Department of the Interior announced that it would conduct a study on the safety of developing oil and gas wells in the Secretary's Potash Area and, subsequently, it undertook another study to evaluate the use of certain technologies to map the potash resource within the Secretary's Potash Area. In September 2009, Sandia National Laboratories (“Sandia”), acting under the direction of the BLM, issued its final report on the use of existing oil and gas logs to map the potash resources within the Secretary's Potash Area and concluded that such logs do not contain sufficient information to meet the specific mineral requirements identified in the current potash standards. This conclusion could affect the future issuance of drilling permits and, therefore, could adversely affect our mining operations and the value of our potash reserves or deposits. Sandia’s study, under direction of the BLM, of the risks of gas migration from oil and gas wells into proximately located potash mines is not yet completed but, once completed, could affect the future issuance of drilling permits and, therefore, could adversely affect our mining operations and the value of our potash reserves or deposits.
Our operations depend on our having received and continuing to maintain the required permits and approvals from and lease negotiations with, governmental authorities.
We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit our ability to continue operations at the affected facility and have a material adverse effect on our business, financial condition and operating results. Expansion of our existing operations also would require securing the necessary environmental and other permits and approvals, which we may not receive in a timely manner, if at all. In addition, the federal government may require an environmental assessment or EIS as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, our mining operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations may require securing additional federal and state leases, which we may not obtain in a timely manner, if at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves. Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change, which may lead to significant increases, at the time we renew our leases. As of December 31, 2011, approximately 44 percent of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 13 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if such increases were significant, would adversely affect our operating results.
The execution of our strategic projects, which includes construction and commissioning, including our plans for reopening the HB Solar Solution mine, may require more time and costs than we expected, which could adversely affect our operating results and financial condition.
We currently plan to reopen the HB Solar Solution mine as a solution mine. We commissioned an independent mining consulting firm to review our estimates of the reserves related to this project, and the firm's reserve study was completed in March 2008. Reopening the mine will involve significant costs and risks. In January 2009, the BLM determined that an EIS would be required for the HB Solar Solution mine project. Certain oil and gas lessees in the region expressed concern with the project to the BLM, which, we believe, was a contributing factor in the BLM's decision to require completion of an EIS for the project. The BLM's current schedule reflects issuance of a Record of Decision on the project during the first quarter of 2012. The Record of Decision will reflect the BLM's determination as to whether the project can move forward and, if so, the terms under which it must be built and operated. We received the ground water discharge permit for the HB Solar Solution mine project from NMED in July 2010 and the NMED air quality permit for the project in July 2011. We expect to commence construction promptly after we obtain the remaining regulatory approvals. We estimate that first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.
Although the current estimate for the completion of the EIS process is in the first quarter of 2012, opposition to the project by third parties may further delay or prevent the reopening of the mine. In addition, we may be unable to obtain some or all of the regulatory approvals and permits in a timely manner, on reasonable terms, or at all.
As of December 31, 2011, we have invested approximately $31.6 million in capital related to the re-opening of the HB Solar Solution mine, some of which could become impaired if some or all of the regulatory approvals and permits are not obtained in a timely manner or at all. Even if we obtain all required approvals and permits, construction and commissioning of the well facilities, solar ponds, processing plant, and associated infrastructure may take longer or cost significantly more than we expect and the timing and level of production from the mine might not be as anticipated. We may be unable to produce potash economically from the HB Solar Solution mine if reopened, or our profitability from the project may be lower than we expect.
We have invested time and money into several other current strategic projects, such as our Langbeinite Recovery Improvement Project. The completion of these projects, which includes commissioning, may require significantly more time and costs than we currently expect. In addition, in some cases, the construction or commissioning processes may force us to slow or shut down normal operations at the affected site for a period of time, which would cause lower production volumes and higher production costs per ton. We are also considering various other potential opportunities for revenue and strategic growth, including potentially reopening the idled North mine. These potential plans are at an early stage, and we may not actually proceed with any of them. If we proceed with any such opportunity, the project may not succeed, despite our having made substantial investments; it may cost significantly more than we expect; or we may encounter additional risks which we cannot anticipate at this time.
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
We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into other nitrogen and phosphate‑based fertilizer businesses and other chemical and industrial businesses. As a result of our potash focus and domestic geographic focus, we would likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified and our sales more global. A decrease in the demand for potash and langbeinite could have a material adverse effect on our financial condition and results of operations. Similarly, a large increase in potash supply could also materially impact our financial condition more than our diversified competitors.
Inflows of water into our potash mines from heavy rainfall or groundwater could result in increased costs and production down time and may require us to abandon a mine, either of which could adversely affect our operating results.
Major weather events such as heavy rainfall can result in water inflows into our mines. The effects of climate change, if any, may increase the possibility of heavy rainfall that results in water inflows into our mines. In October 2006, water inflows from rainfall caused unused utilities in a mine shaft at our West mine to break loose and block the mine shaft. As a result, we were forced to shut down the West mine for 54 days to remove the utilities and improve water controls in the shaft. The shutdown significantly lowered our 2006 potash production from the West mine. Additionally, the presence of water‑bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience additional water inflows at our mines in the future, our employees could be injured and our equipment and mine shafts could be seriously damaged. We might be forced to shut down the affected mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of a mine.
Heavy fall precipitation or low evaporation rates at our Moab and Wendover facilities and at our planned HB Solar Solution mine could delay our potash production at those facilities, which could adversely affect our sales and operating results.
Our facilities in Moab and Wendover, Utah, and our planned HB Solar Solution mine will use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. It is possible that the effects of certain weather patterns or climate change, if any, could have a material adverse effect on our production of potash using solar evaporation processes. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash we are able to produce and in turn push that production into later quarters or years. If these weather conditions occur at any or all of our Moab and Wendover facilities and our planned HB Solar Solution mine, we would have less potash available for sale, and our sales and operating results could be materially adversely affected. As the number of our solar ponds increases, our production risks related to rainfall and evaporation rates will increase.
Environmental laws and regulations may subject us to significant liability and require us to incur additional costs in the future.
We are subject to many environmental, safety and health laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and the regulation of discharges into the soil, air and water. Operations by us and our predecessors have involved the historical use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water and groundwater contamination. At some locations, there are areas where salt-processing waste, building materials (including asbestos‑containing transite) and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. Under environmental remediation laws such as the CERCLA, liability is imposed, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. We may in the future incur material liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.
Previously, governmental agencies have required us to undertake certain remedial activities to address identified site conditions. For example, we have worked with Utah officials to address asbestos‑related issues at our Moab mine. Many of our facilities also contain permitted asbestos landfills, some of which have been closed. Additionally, we are currently working with federal officials to resolve issues concerning the disposal of asbestos‑containing transite at an unpermitted location at our West mine, which may require additional removal of transite material, a land swap or another remedy.
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
Government and public emphasis on environmental issues can be expected to result in future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results. For more information, see “Business—Environmental, Health and Safety Matters.”
Our indebtedness, if any, could adversely affect our financial condition and impair our ability to operate our business.
Our credit facility allows us to borrow up to $250 million. Although the credit facility is currently undrawn, any future indebtedness under the credit facility or otherwise, could have important consequences, including the following:

•	it may limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may become more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.
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
The mining business is capital‑intensive, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
The mining business is capital‑intensive. We anticipate making significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB Solar Solution mine, the various expansions at our existing operating facilities and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding or be unable to fund needed or planned capital expenditures, which would limit the expansion of our production or the inability to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our new projects.
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
A significant disruption to our systems could adversely affect our business and operating results.
We rely on a variety of information technology and automated operating systems to manage or support our operations. The proper functioning of these systems is critical to the efficient operation and management of our business. In addition, these systems may require modifications or upgrades as of a result of technological changes or growth in our business. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time. Our systems, and those of third party providers, also may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks. Although we take steps to secure our systems and electronic information, these security measures may not be adequate. Any significant disruption to our systems could adversely affect our business and operating results.
If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our Wendover operations.
As of December 31, 2011, we had 871 employees. Approximately four percent of our workforce, consisting solely of certain employees in Wendover, is represented by labor unions. We entered into a collective bargaining agreement with our hourly employees in Wendover effective June 1, 2011, which expires May 31, 2014. This is the fifth agreement negotiated between us and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International, on behalf of Local 876. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we may not be successful in negotiating new collective bargaining agreements. Such negotiations may result in significant increases in the cost of labor and a breakdown in such negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize in the future, these risks would increase.
Risks Related to our Common Stock
Our common stock price may be volatile and you may lose all or part of your investment.

Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. Other factors that could affect the price of our common stock include:

•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow Intrepid or other companies in our industry;

•	variations in general economic, market and political conditions;

•	actions of our current stockholders, including sales of common stock by former members of Mining or our directors and executive officers;

•	the arrival or departure of key personnel;

•	other developments affecting us, our industry or our competitors; and

•	the other risks described in this report.
If our stock price declines due to one or more of these factors, you may not be able to sell your shares at or above the price you paid for them.
We may issue additional securities, including securities that are senior in right of dividends, liquidation and voting to the common stock, without your approval, which would dilute your existing ownership interests.
Our restated certificate of incorporation allows us to issue up to 100,000,000 shares of common stock and up to 20,000,000 shares of preferred stock without the approval of our stockholders, except as may be required by applicable New York Stock Exchange (“NYSE”) rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:

•	our stockholders’ proportionate ownership interest in us will decrease;

•	the relative voting strength of each previously outstanding common share may be diminished; and

•	the market price of the common stock may decline.
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
Other than the dividend paid in connection with our formation, we have never declared or paid any dividends on our common stock. At the current time, and for the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.
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

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	classify our board of directors so that only some of our directors are elected each year.
These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties
Our potash production comes from five facilities—three near Carlsbad, New Mexico and two in Utah, all of which we own and operate. We also own two idled mines near Carlsbad. Our facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, and the North facility compaction plant which processes potash from the West mine. Our facilities in Utah are the Moab mine, a solution mine, solar evaporation pond and process plant located near Moab, and the Wendover facility, a brine collection, solar evaporation pond and process plant located near Wendover.
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
27S/21E
SR-297
Horizontal Potash Caverns
Colorado River
GRAND COUNTY
SAN JUAN COUNTY
21
22
23
24
19
28
27
26
25
30
33
34
35
36
31
3
2
1
12
7
Utah
Salt Lake City
Price
Moab
80
6
70
15
191
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
Area Detailed
Utah
Price
Moab
80
6
70
15
191
1 N / 1 8 W
1 N / 1 7 W
1 S / 1 9 W
1 S / 1 8 W
I-80
1 S / 1 7 W
2 S / 1 9 W
2 S / 1 8 W
2 S / 1 7 W
Interstate 80
Railroad
Brine Collection Ditch
Mine Operation Boundary
Processing Plant
Solar Evaporation Ponds
N
Scale 1:60000.
1. 0. 1. 2. 3. 4. 5. miles
1000. 0. 1000. 2000. 3000. 4000. 5000. meters
Intrepid Potash, Inc.
Wendover Facility
Tooele County, Utah
Mine Base Map
Drawn: 2/11/2008
Scale: 1"=5000'
Base S1

We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally require us to commence mining operations within a specified term and continue mining to retain the lease.
The provisions of our leases are subject to periodic readjustment by the state and federal government. The lease provisions could change in the future, and such changes could impact the economics of our operations. Our federal leases are subject to readjustment of the lease provisions, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are issued for terms of five or ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease provisions, including the royalty payable to the state. Our leases with the state of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The terms of the state leases for our Moab mine are currently extended until 2014, or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2011, approximately 44 percent of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB Solar Solution and North mines) and approximately 13 percent of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
We have water rights at each of our mine properties that we believe are adequate for our needs. All of our mining operations are accessible by paved state or county highways and are accessible by rail. All of our operations obtain electric power from local utilities.
Our mines, plants and equipment have been in substantially continuous operation since the dates indicated in the chart entitled Proven and Probable Reserves on the following pages; and our mineral development assets, mills, and equipment have been acquired over the interval since these dates.
The HB Solar Solution mine, while previously operated as a conventional underground mine, is presently not in operation and is under development as a solution mine. Permits for the HB Solar Solution mine are currently pending completion of an EIS, and, once, and if, the necessary regulatory approvals are obtained, construction will begin and we estimate first production will result approximately 18 months after construction begins with ramp up to full production expected in the succeeding year, reflecting the benefit of a complete annual evaporation cycle applied to full evaporation ponds.
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core hole development wells on occasion in areas near our Carlsbad, NM operations that are located in the Secretary's Potash Area, in order to further define the ore body. Development of the conventional underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells. Development of the idle North mine, previously operated as a conventional underground mine, is under consideration.
We have made significant expenditures to modernize and improve the condition of our plants and equipment. We invested approximately $136.3 million in our facilities in 2011, including the Langbeinite Recovery Improvement Project, Wendover compaction and storage projects and various throughput and recovery enhancement projects. We believe that our plants and equipment are adequate for executing our operating plans.
The total historical cost of mineral development assets, property, plant and equipment as of December 31, 2011, is $529.3 million. By location, the historical costs of mineral development assets, property, plant and equipment as of December 31, 2011, are $439.1 million for Carlsbad (including the HB Solar Solution mine), $42.2 million for Moab, $37.6 million for Wendover, and $10.4 million for other supporting sites. These amounts include land, construction in progress, building, plant, equipment, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.
Our leased office space in Denver, Colorado is approximately 39,726 square feet and has a term extending through April 30, 2019. We lease approximately 8,327 square feet of office space in Carlsbad, New Mexico for a term extending through November 30, 2014.

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to 157 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2011, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. (“Agapito”) based on mine plans and other data furnished by us as described in footnote one below. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2011.
Our Proven and Probable Reserves (000’s of tons)(1)

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	157	223,240	22.1%	41,700	133,030	21.5%	24,500
Carlsbad East (including East Mixed (8))	1965	Underground	58	70,120	18.6%	10,030	59,750	18.2%	8,570
Carlsbad HB Solar Solution Mine (2,9)	2012	Solution	28	15,400	34.7%	4,750	710	32.3%	210
Moab	1965	Solution	123	15,690	40.5%	5,670	14,780	39.8%	5,300
Wendover (10)	1932	Brine Evaporation	30	—		—	—	1.2%	3,190
Total Muriate of Potash					24.2%	62,150		21.7%	41,770

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East (10) (including East Mixed (11))	1965	Underground	65	74,080	33.3%	21,080	93,980	35.5%	29,200

(1)
The most recent review performed by Agapito was performed in 2011 for the Carlsbad West and East mines. Agapito's reserve estimate is based on the 2010 reserves less 2011 depletion. The Moab property reserves were based on the 2009 Agapito report less 2010 and 2011 depletion. The Wendover property reserves were based on the 2009 Agapito report, however depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Detailed examination of our geologic model for the New Mexico properties was last performed in 2010 by Agapito. The geologic models for the Utah properties were updated to incorporate new data obtained in 2008 and 2009. No new data for Moab or Wendover was collected in 2010 or 2011. No changes to the HB Solar Solution mine reserve estimate were made to the 2008 Agapito review, as there has been no mining or changes to the database since that time. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the Carlsbad HB Solar Solution mine, have operated in a substantially continuous manner since the dates set forth in this table. The Carlsbad HB Solar Solution mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are currently permitting the Carlsbad HB Solar Solution mine as a solution mine and anticipate completion of the EIS review process in the first quarter of 2012 and issuance of the Record of Decision at that time. Once all of the necessary regulatory approvals are obtained, construction will begin promptly. Our first production will result approximately 18 months after construction begins, with increasing production in the succeeding year and a ramp up to full production expected in the third year of operations assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.

(3)
Minimum remaining lives at the Carlsbad West, Carlsbad East, HB Solar Solution mine, and Moab mines are based on reserves (product tons) divided by annual effective product capacity and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of Carlsbad East white muriate of potash equals 0.98 ton of KCl; one ton of Moab white muriate of potash equals 0.95 ton of KCl; one ton of sulfate of potash magnesia equals 0.95 ton of langbeinite. Carlsbad East minimum remaining life was based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

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

(9)
The HB Solar Solution mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us. Capital costs to establish economic viability for the HB Solar Solution mine reserves are based on updated internal estimates derived from third party engineering estimates, vendor and contractor quotes, and in-house estimates. Operating costs to establish economic viability were updated in 2011 based on designed operating parameters for reagent usage, power, materials and supplies, and anticipated staffing requirements for operations and environmental compliance.

(10)
The Wendover facility reserves are the combination of a shallow and a deep aquifer. There were no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, brine density, soil porosity within the aquifer, and aquifer thickness from historical reports. The brine concentrations and brine density were confirmed by us recently, but values for the aquifer thickness and the porosity were obtained from literature published by other sources. Probable reserves for the shallow brine at the Wendover facility were calculated from KCl contained in the shallow aquifer with an estimated porosity of 0.45 and thickness of 18 feet over the reserve area (78.8 square miles). The distance for projection of probable reserves is a radius of three‑quarters of a mile from points of measurement of brine concentration. Probable reserves for the deep-brine aquifer were estimated based on historical draw-down and KCl brine concentrations. The ore grade (% KCl) for both the shallow and deep aquifer is the percentage by weight of KCl in the brine.

(11)	A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.
Production
Our facilities have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite annually. Our current estimated productive capacity is the estimated amount of potash production that will likely be achieved based on the amount and quality of ore that we estimate can currently be mined, milled, and/or processed, assuming an estimated average reserve grade, no modifications to the systems and a normal amount of scheduled down time, average or typical mine development efforts and operating of all of our mines and facilities at or near full capacity. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2011, 2010 and 2009.
Carlsbad, New Mexico

•	Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•
The West mine has a current estimated productive capacity of approximately 420,000 tons of red potash compactor feed annually. Potash produced from our West mine is shipped to the North facility for compaction.

•	The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular‑sized product and standard‑sized product.

•
The East mine has a current estimated productive capacity of approximately 250,000 tons of white potash and approximately 270,000 tons of langbeinite annually. Our productive capacity is impacted by the East’s mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative mixture of ore grade of sylvite and langbeinite drive the productive capacity of our facility.

Moab, Utah

•	Potash ore at Moab is mined from two stacked ore zones: the original mine workings in Potash 5 that were converted to a solution mine and the horizontal caverns in Potash 9.

•
The Moab mine has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically resulted in actual production between approximately 75,000 and 100,000 tons of potash.

Wendover, Utah

•
Potash at Wendover is produced primarily from brine containing salt, potash and magnesium chloride that is collected in ditches from the shallow aquifers of the Bonneville Salt Flats. These materials are also collected from a deeper aquifer by means of deep brine wells.

•
The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically resulted in actual production between approximately65,000 and 100,000 tons of potash.

Our Development Assets
We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region. We also own two idled mines in or near Carlsbad—the HB Solar Solution mine and the North mine.
HB Solar Solution mine

•
The HB Solar Solution mine is an idled conventional underground potash mine that we are in the process of reopening as a solution mine. Assuming favorable market conditions and receipt of all necessary permits and approvals, we believe the reopening of the HB Solar Solution mine project has the potential, when fully operational, assuming an average evaporation year, to ultimately add up to an estimated 5 million tons of additional low-cost potash production rates that ramp up to exceed 200,000 tons for a period of years and then producing between 150,000 to 200,000 tons annually for a total of approximately 28 years.

North mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which caused inefficient mineral processing at the facilities. The production rate from this mine was approximately 330,000 tons annually prior to being idled. Although most of the unused mining and processing equipment has been removed, the mine shafts remain open. Part of the North mine surface plant is still active as this is where we granulate, store, and ship potash produced at the West mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, including mine permits, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the North mine and its mineralized deposits of potash. These development options contemplate a mill and operating infrastructure that would produce at rates in excess of historical production levels, thereby leveraging the operating size and gaining benefits of scale towards per ton operating costs.

Production of Our Primary Products (000’s of product tons)
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011			2010			2009
	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product
Muriate of Potash
Carlsbad West	2,896	11.5%	411	2,538	11.0%	352	1,564	12.0%	219
Carlsbad East	2,309	8.9%	202	2,334	9.9%	212	1,947	8.0%	150
Moab	573	15.4%	116	484	15.2%	100	427	14.1%	75
Wendover	405	17.8%	84	332	19.5%	63	297	19.0%	60
	6,183		813	5,688		727	4,235		504
Langbeinite Carlsbad East(2)	2,309	5.7%	141	2,334	5.6%	159	1,947	6.5%	192
Total Primary Products			954			886			696

(1)	Mill feed grade is shown as a percent of K2O.

(2)	Muriate of potash and langbeinite at our East mine are processed from the same ore.
Our By-Product Production
During the extraction of potash, we also recover marketable salt and magnesium chloride. At our Wendover facility,

we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. We account for the revenue generated from sales of these minerals as a reduction in the cost of goods sold of our primary potash product.
The following table summarizes production of by-products at each of our facilities for each of the years ended December 31, 2011, 2010, and 2009.
Production of Our By-Products (000’s of tons)

	Year Ended December 31,
	2011	2010	2009
	Finished Product	Finished Product	Finished Product
Salt
Moab	7	25	95
Wendover	63	47	70
	70	72	165
Magnesium Chloride
Wendover	216	212	191
Metal Recovery Salts
Wendover	2	1	1
Total By-Products	288	285	357

ITEM 3.	LEGAL PROCEEDINGS
Protests of Pending Applications for Permits to Drill (“APDs”). As of December 31, 2011, Intrepid maintains protests against five APDs in the Secretary's Potash Area submitted by various oil and gas operators, most located on or near our BLM and State of New Mexico potash leases or pending lease modifications. These protests, filed since 2007, do not currently involve any claims against us. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease within a reasonable safety buffer around the wells.
In particular, we have intervened in a proceeding before the New Mexico Oil Conservation Division (“OCD”) in support of the Division’s denial of the APD for the Laguna State “16” Well No. 2, proposed by Fasken Oil & Ranch Ltd. (“Fasken”), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. A hearing before a Division examiner occurred in June 2008. On March 27, 2009, the OCD issued an Order in which it approved Fasken’s APD. The OCD further ordered that Fasken may not commence drilling the proposed well for 30 days from the date of the Order to enable us, if we elect to file a request for de novo hearing to the New Mexico Oil Conservation Commission (“OCC”) and to petition the OCC for a stay of the OCD’s Order. On April 24, 2009, we filed a request for de novo hearing to the OCC and applied for a stay of the OCD’s Order. The de novo hearing before the OCC occurred in April 2010. On October 7, 2010, the OCC entered an Order granting Fasken authority to drill its proposed well. On November 2, 2010, Intrepid appealed this Order to the First Judicial District Court for the State of New Mexico, County of Santa Fe, where the appeal remains pending. By Order of the First Judicial District Court, dated November 8, 2010, the OCC’s Order granting Fasken authority to drill its proposed wells has been stayed pending the appeal of that Order.
We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of such claims or actions is not reasonably likely to have a material adverse effect on our consolidated financial position or the results of operations. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

ITEM 4.	MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health and to comply with all mining-related regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting and investigating accidents, incidents and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with the MSHA and the New Mexico Bureau of Mine Safety to identify and implement promising new accident prevention techniques and practices.
Our mining operations in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety. MSHA inspects our mines in New Mexico on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report on Form 10-K provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. Our mining operations in Utah are subject to regulation by OSHA and, therefore, have been excluded from the information provided in Exhibit 95.1.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2011
Quarter ended December 31, 2011	$30.41	$20.75
Quarter ended September 30, 2011	$35.65	$24.86
Quarter ended June 30, 2011	$36.42	$28.62
Quarter ended March 31, 2011	$40.22	$31.70
2010
Quarter ended December 31, 2010	$37.65	$25.06
Quarter ended September 30, 2010	$28.79	$19.08
Quarter ended June 30, 2010	$30.59	$19.47
Quarter ended March 31, 2010	$34.20	$24.28
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid’s peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on April 22, 2008 (the date our common stock commenced trading on the NYSE), through December 31, 2011, assuming an initial investment of $100. While the IPO price of our common stock was $32.00 per share, the graph assumes the initial value of our common stock on April 22, 2008, was the closing sales price of $50.40 per share, as required for the preparation of the graph and following table. Data for the S&P 500 Index, the Dow Jones US Basic Materials Index, and the peer companies assume reinvestment of dividends.

140
120
100
80
60
40
20
0
4/23/08
6/30/08
9/30/08
12/31/08
3/31/09
6/30/09
9/30/09
12/31/09
3/31/10
6/30/10
9/30/10
12/31/10
3/31/11
6/30/11
9/30/11
12/30/11
IPI
Peer Group
S&P 500
Dow Jones US Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
April 22, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2008	$41.21	$31.81	$65.65	$45.36
December 31, 2009	$57.88	$51.38	$81.04	$71.86
December 31, 2010	$73.99	$72.23	$91.40	$92.91
December 31, 2011	$46.10	$58.61	$91.14	$78.44
The preceding information included under the caption “Performance Graph” is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders
As of January 31, 2012, the estimated number of record holders of our common stock was approximately 107 based upon information provided by our transfer agent.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2011, through October 31, 2011	–	–	–	N/A
November 1, 2011, through November 30, 2011	–	–	–	N/A
December 1, 2011, through December 31, 2011	1,756	$22.65	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our historical selected financial and operating data for the periods indicated (in thousands, except per share data). The selected financial and operating data should be read together with the other information contained in this document, including “Item 1. Business,” wherein the presentation below is described more fully, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which have not been included in this document.

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	Year Ended December 31,			April 25, 2008, Through December 31, 2008	January 1, 2008, Through April 24, 2008	Year Ended December 31,

	2011	2010	2009			2007
Sales	$442,954	$359,304	$301,803	$305,914	$109,420	$213,459
Income from continuing operations	$109,411	$45,285	$55,342	$98,173	$44,497	$29,684
Income from continuing operations per share:
Basic	$1.46	$0.60	$0.74	$1.31	n/a	n/a
Diluted	$1.45	$0.60	$0.74	$1.31	n/a	n/a
Cash dividends declared and paid per common share	$—	$—	$—	$—	n/a	n/a

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	December 31,
	2011	2010	2009	2008	2007
Total assets	$932,870	$828,884	$768,990	$705,077	$146,727
Total debt	$—	$—	$—	$—	$101,355

Supplemental Selected Financial Data:

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	Year Ended December 31,			April 25, 2008, Through December 31, 2008	January 1, 2008, Through April 24, 2008	Year Ended December 31,

	2011	2010	2009			2007
Net income	$109,411	$45,285	$55,342	$98,173	$44,497	$29,684
Weighted-average shares outstanding:
Basic	75,181	75,084	75,015	74,843	n/a	n/a
Diluted	75,281	75,154	75,042	74,988	n/a	n/a

	Intrepid Potash, Inc.				Intrepid Mining LLC (Predecessor)
	December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and investments	$176,794	$142,988	$107,136	$116,573	$1,960
Stockholders’ / members' equity	$871,133	$757,841	$709,222	$651,599	$10,397

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the “Cautionary Note Regarding Forward‑Looking Statements,” that appears in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are dedicated to the production and marketing of potash and langbeinite (“sulfate of potash magnesia”), another mineral containing potassium that is produced from langbeinite ore and which we will generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium, providing a multi‑nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
Our potash is marketed for sale into three primary markets; agricultural market as fertilizer, industrial market as a component in drilling and fracturing fluids for oil and gas wells, and animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers in the central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin. In addition to the agricultural regions noted above, we also have sales, primarily of Trio®, that go into the southeastern and eastern United States. Our potash production has a geographic concentration in the western United States and is therefore affected by weather and other conditions in this region.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite annually. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We are actively developing the HB Solar Solution mine, located adjacent to our existing producing assets near Carlsbad, New Mexico, which is an idled potash mine that we are in the process of permitting to reopen. As a solution mine, it will utilize solar evaporation techniques in the production of potash. We also have additional opportunities to develop mineralized deposits of potash in New Mexico which could include the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.
Our profitability is directly linked to the sales price of our product, our sales volumes, our production rates, and the resulting production costs of our products. Production costs are impacted by production rates and, to a lesser extent, the price of variable costs such as natural gas and other commodities used in production. Our current operating strategy is to run our mining operations and plants at normal and full operating rates to reduce per unit production costs while also focusing on production flexibility and granulation capacity. Our sales strategy is to seek to maximize our margins by selling tonnage into markets where we have freight and logistic advantages based on the location of our facilities, while still selling selected amounts of product into more distant markets to maintain sales volumes. Market prices vary to some degree across the country and we attempt to manage our sales to take advantage of these pricing variations with consideration of freight differentials.

Recent Events and Market Trends
Our 2011 net income was $109.4 million, or $1.46 per share with cash flows from operations of $173.9 million. We had capital investments of $136.3 million in 2011 and ended the year with $176.8 million of cash and investments with no debt outstanding. Our production volumes of potash and Trio® increased to a combined 954,000 tons in 2011 from 886,000 in 2010 as we increased production towards full operating levels throughout 2010. Our production volumes of potash increased to 813,000 tons in 2011 from 727,000 tons in 2010, while Trio® production volumes decreased to 141,000 tons in

2011 from 159,000 tons in 2010.
Potash
In 2011, we sold 793,000 tons of potash as compared to 810,000 tons in 2010. During the first six months of 2011, strong commodity markets provided an opportunity for improved farmer economics, which in turn increased demand for potash, resulting in higher potash prices. However, our sales of potash in 2011 were impacted by poor weather conditions such as, persistent high water levels in certain customer locations along the Missouri River and the continued drought conditions in Texas and nearby states. During the fourth quarter of 2011, we saw what we believe is a short-term decrease in farmer demand for fertilizer and believe farmer buying decisions were affected by macro factors including uncertainty around global economic stability, a focus on purchases of seed and equipment, and a desire to defer the purchase of certain fertilizer inputs until the spring of 2012.
The improvement in potash pricing began in the fall of 2010 and accelerated through the second quarter of 2011, as crop economics for U.S. farmers remained solid. Most crop prices moved up significantly during the second half of 2010 and remained favorable in 2011 due to continued tight stock-to-use ratios and strong demand for grains worldwide. Revisions in crop yields by the United States Department of Agriculture ("USDA") have resulted in predictions of slightly increased world grain stocks from 463.0 million metric tons to 471.9 million metric tons for 2011, however, this increase is still well below the 2009 levels of 491.6 million metric tons. While it appears corn crop yields in 2011 in the United States were lower than in 2010 as a result of challenging regional weather conditions, including those described above, current crop economics across a broad spectrum of agricultural commodities remain favorable to the farmer thereby incentivizing fertilizer demand. In the last half of the fourth quarter of 2011, we saw prices of other nutrients fall, which has historically suggested a decrease in potash prices. However, the prices of nitrogen and phosphate rebounded early in 2012 and seem to have now stabilized. We have observed mid-west farmers actively applying nitrogen products well into January, which typically is a positive precursor to strong phosphate and potassium application. We expect dealers will take a conservative approach in their crop nutrient purchases through the first half of 2012 and attempt to manage inventories by timing purchases so that they minimize working capital risk of holding inventory.
In order to be able to expand our marketing reach into the agricultural sector and build in flexibility to our production capacity, we are investing in additional granulation capacity, having completed new compaction facilities in Wendover in 2011 and in Moab in 2010. Further, we are entering the permitting phase for the expansion of our granulation capacity at our North plant in Carlsbad. Additional compaction capacity in Carlsbad should further enhance our marketing flexibility.
Industrial demand for our standard‑sized potash increased in 2011 over 2010, as we sold 23 percent more tons into the industrial market compared to a year ago. This increase in sales volume has resulted from an increase in the rig count from December 2010 of approximately 19 percent in the geographic regions primarily served by our facilities with the continued expansion of drilling and fracture stimulation work in profitable oil and liquids rich natural gas development activity. We expect industrial demand for our standard-sized product will correlate over the long-term with oil and gas pricing, drilling, and well completion activities. We believe that potash is the most effective clay-swelling inhibitor available, and we are marketing potash as the drilling fluid additive of choice in our traditional industrial market.
The percentage of our sales in the agricultural and feed markets stayed relatively consistent from 2010 to 2011, but we did see a slight increase in our industrial sales volumes of standard product. With the increase in our granulation capacity, we now have the ability to market our products based on a relative margin comparison between standard and granular demand into the associated end markets. Our potash sales mix was approximately as follows for the indicated periods.

	Year Ended December 31,
	2011	2010	2009
Agricultural	79%	82%	69%
Industrial	14%	11%	18%
Feed	7%	7%	13%
Over the long-term, we believe that domestic consumption of fertilizers will remain at historical averages as the replacement of potassium in the soils is critical to continued high-yield agricultural production and the demands placed on soils for plant nutrition. This view is supported by data generated by Fertecon Limited, a fertilizer industry consultant, showing that over the past 25 years the domestic consumption for potash has averaged approximately 9.2 million tons with annual volatility of approximately 9 percent. These results have occurred through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-

economic factors.
Trio®
The most significant activity related to our Trio® operations was the substantial completion of the dense media separation plant that occurred in December 2011. This new plant is designed to improve the recovery of our langbeinite to approximately 50 percent. The commissioning of the new plant will continue into 2012, allowing the benefit of the increased productivity to be realized. The market for our Trio® product continues to be strong and we have been able to effectively increase the price through the year and into early 2012. In mid-2011, we placed an emphasis on restoring the recovery rate at the old Trio® production plant from the levels experienced late in 2010 and early 2011. During 2011, production volumes and costs at our East surface facility continued to be challenged in part due to the tie-in and commissioning activities of the new plant. As we continue to actively upgrade and improve the East surface plant, including work associated with the Langbeinite Recovery Improvement Project, we have experienced, and expect to continue to experience, operating inefficiencies from time-to-time, which may result in variations to production levels and increased cash costs of goods sold. We will continue to focus on improving the reliability and productivity of our East mill.
In 2011, we experienced decreased sales volumes of Trio® relative to 2010, as we sold 173,000 tons of Trio® in 2011 compared to 204,000 tons of Trio® in 2010. This was principally a result of having fewer tons of granular Trio® available for sale. Demand for Trio® continues to exceed supply and we expect that granular-sized Trio® sales demand will at least meet our production capabilities for the next few quarters.
Average Net Realized Sales Price
Domestic pricing of our products is influenced principally by the pricing established by the Canadian producers and other large world producers, as well as the interaction of global potash supply and demand; ocean, land and barge freight rates; and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. In the first quarter of 2011, we experienced a seasonal increase in our just-in-time truck sales that allowed us to realize the increased net sales price earlier than on our rail shipments. However, as the drought conditions continued in the geographic area around our New Mexico facilities, we experienced a slowdown in the truck market, particularly into Texas starting in the second quarter of 2011. We expect the truck market to remain relatively slow during 2012, and as a result, we continue to accept sales orders from rail customers at regional market prices for the tons that might otherwise be shipped via truck to more local markets. The higher relative freight costs associated with those rail orders reduces our average net realized sales price per ton compared to the price we receive on the just-in-time truck sales. Our average net realized sales price per ton historically has been approximately between 85 and 90 percent of our posted price driven by a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.
To some degree, international prices influence the prices at which we sell our products. Generally, we benefit from a weakening U.S. dollar. In addition, due to the fact that our sales and costs are denominated in U.S. dollars, changes in the value of the U.S. dollar against other currencies have less of an effect on us compared to our competitors. The strengthening in price we experienced in 2011, however, is believed to be much more directly linked to the supply and demand fundamentals of the grain markets and the associated profitability of farmers at today's commodity prices. Given the short-term softness of the domestic potash market towards the end of 2011 and early 2012, we expect that the average net realized sales price for potash will be lower in the early part of 2012 as compared to the fourth quarter of 2011. The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2011 and 2010.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2011	$497	$287
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204
December 31, 2010	$386	$222
September 30, 2010	$343	$173
June 30, 2010	$376	$162
March 31, 2010	$354	$167

Selected Operations Data
The following table presents selected operations data for the periods noted. Analysis of the details of this information is contained throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. Average net realized sales price is calculated by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Costs associated with abnormal production that occurred in 2009 and 2010 are excluded from the following analysis.

	Year Ended December 31,
	2011	2010	2009
Production volume (in thousands of tons):
Potash	813	727	504
Langbeinite	141	159	192
Sales volume (in thousands of tons):
Potash	793	810	440
Trio®	173	204	149

Gross sales (in thousands):
Potash	$392,331	$312,088	$250,887
Trio®	50,623	47,216	50,916
Total	442,954	359,304	301,803
Freight costs (in thousands):
Potash	18,470	18,021	13,059
Trio®	9,869	11,730	8,410
Total	28,339	29,751	21,469
Net sales (in thousands):
Potash	373,861	294,067	237,828
Trio®	40,754	35,486	42,506
Total	$414,615	$329,553	$280,334

Potash statistics (per ton):
Average net realized sales price	$472	$363	$541
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	173	184	196
Depreciation, depletion, and amortization	33	26	18
Royalties	17	13	20
Total potash cost of goods sold	$223	$223	$234
Warehousing and handling costs	14	11	14
Average potash gross margin (exclusive of costs associated with abnormal production)	$235	$129	$293

Trio® statistics (per ton):
Average net realized sales price	$236	$174	$286
Cash operating cost of goods sold (exclusive of items shown separately below)	176	127	141
Depreciation, depletion, and amortization	22	17	13
Royalties	12	9	14
Total Trio® cost of goods sold	$210	$153	$168
Warehousing and handling costs	15	10	15
Average Trio® gross margin (exclusive of costs associated with abnormal production)	$11	$11	$103

*
On a per ton basis, by-product credits were $8, $8 and $17 for the years ended December 31, 2011, 2010, and 2009, respectively. By-product credits were $6.0 million, $6.4 million and $7.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Operating Highlights
Our average net realized sales price of potash increased to $472 per ton in the year ended December 31, 2011, as compared to $363 per ton in the year ended December 31, 2010. This was the result of increases in our potash sales price for red granular product from $485 per ton at the beginning of 2011, to $560 per ton, effective July 8, 2011. We were able to realize the benefit from the price increases and we continue to focus on obtaining the best net realized sales prices by opportunistically layering in sales to new geographical locations where we can maximize our net realizable sales price.
Overall, we experienced similar potash sales volumes at higher average net realized sales prices and lower per unit cash cost of goods sold in 2011 as compared to 2010. The solid potash sales in 2011 were supported by favorable farmer economics due to improved commodity markets. In late 2011, farmers reduced fertilizer purchasing activity, which we believe was and continues to be a reaction to global economic instability and volatility in fertilizer input pricing. Drought conditions in Texas also impacted our traditional shipping patterns; however, we were successful in expanding our geographical reach and marketing these displaced potash volumes into other markets less affected by weather.
Our average potash gross margin as a percentage of net sales increased to 50 percent in 2011, as compared to 36 percent in 2010, and was largely attributable to the increased average net realized sales price. In 2011, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash decreased to $173 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $184 per ton in 2010. The decrease in cash operating cost of goods sold between years was driven by several items. We benefited from increased mining capacity from our West mine, thereby resulting in lower per unit costs from our largest production facility. We also experienced higher production and a greater percentage of our sales from our Wendover and Moab facilities. The greater percentage of our Utah sales reduced total company cash operating cost of goods sold due to the lower operating costs at these locations.
Our production volume of potash in 2011 was 813,000 tons, or 86,000 tons more than in 2010. Our production was higher in 2011 primarily due to producing at full production levels in 2011, whereas in 2010, we were adding employees during the first half of the year following the market-driven production reductions that occurred in 2009. In addition, we benefited from capital invested in 2010 and commissioned in 2011 through higher production from additional mining panels in Carlsbad. Further, the new compactor at Moab, which was placed into service in December 2010, was fully operational during 2011 allowing us to convert standard-sized potash to granular-sized potash to meet market demand. We do expect higher cash operating cost of goods sold per ton in the first half of 2012 for both potash and Trio® as our inventory carrying values increased at our East mine as a result of maintenance activities and downtime from the tie-in and new plant commissioning. As we sell through our East facility inventory, those higher cost tons of potash will be reflected as cost of goods sold in 2012. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® from $174 per ton in 2010 to $236 per ton in 2011. The increase in Trio® pricing was the result of strengthening demand, including in the export market for standard-sized product, and overall increases in potash prices. The demand increase includes an improvement in pricing in the export markets for standard-sized Trio®. During 2011, our posted price for granular-sized Trio® increased from $246 per ton in January 2011 to $325 per ton effective November 14, 2011. We have subsequently increased the posted price of granular-sized Trio® to $340 per ton in January 2012. We were able to realize the benefit of increased prices for our granular-sized Trio® product almost immediately because of our tight inventory position and strong demand. The decrease in Trio® sales volumes in 2011 compared to 2010 was due to lower than anticipated production results. Our cash operating cost of goods sold for Trio® increased $49 per ton in 2011 compared to 2010.
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
The volume of product we sell is determined by demand for our products and by our production capabilities. We manage our production levels, as needed, in response to market demand with a view toward steady and reliable production levels to obtain the benefit of full production and being mindful of inventory levels in the near term, while ensuring that our balance sheet remains strong. Our facilities operate more efficiently with steady to increasing operating rates rather than constantly adjusting rates. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory and production levels. From a total dollar perspective, we have seen an increase in our overall production costs as we have mined and produced more tons in 2011 than in 2010. As discussed above, the production volumes from our mines were at higher levels in 2011 as compared to 2010, resulting in a favorable overall per unit cost profile. The total dollar increase in production costs was driven principally by the increased volumes in 2011, as compared to 2010. Increased production volumes required higher labor costs, operating supplies and reagent costs. As we made significant capital investments during 2010 and 2011, we also recorded an increase is depreciation in 2011 as compared to 2010.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development and downtime for annual maintenance turnarounds, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. We incurred normal scheduled maintenance turnarounds at our West plant in June of 2011 and at our East plant in September of 2011. Additionally, the East mine contains a mixed ore body comprised of potash and langbeinite. The mix of ore will influence the amount of product tons of potash and langbeinite ultimately produced from the facility, impact our production costs per ton for each product and affect our quarter-to-quarter results.
Our cash operating cost of goods sold per ton of potash, was $173 per ton in 2011, net of $8 per ton of by-product credits, compared to $184 per ton in 2010, net of $8 per ton of by-product credits. Our lower per unit cash operating cost of goods sold per ton during 2011 resulted primarily from higher production rates in 2011 from the West mine and increased production of relatively lower cost finished product from our Utah operations that was sold in 2011.
We pay royalties to federal, state, and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the years ended December 31, 2011, 2010, and 2009, our average royalty rate was 3.7 percent, 3.8 percent and 3.9 percent, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of five percent.
Cost Associated with Abnormal Production
We periodically evaluate our production levels and costs to determine if any such items should be deemed abnormal under accounting principles generally accepted in the United States of America ("GAAP") with respect to inventory costing. There was no such adjustment made in 2011, as we believe we were producing within our normal ranges of production. In 2010, we determined that approximately $0.5 million of production costs would have been allocated to additional tons produced, assuming we had been operating at normal production rates. When such adjustments are recorded, the result is an acceleration of the recognition of this expense and the exclusion of these costs from the accumulated inventory costs and the resulting cost of goods sold elements. The assessment of normal production levels requires significant management estimates and is unique to each quarter.

Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the years ended December 31, 2011, 2010, and 2009, our effective income tax rate was 37.6 percent, 39.6 percent and 40.0 percent, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities. As described more fully below, the decrease in effective tax rate in 2011 was primarily a function of adjusting the tax rate applied to our deferred tax asset to reflect the anticipated blended state income tax rates for the Company.
The tax basis of the assets and liabilities transferred to us pursuant to the Exchange Agreement at the time of the IPO was, in the aggregate, equal to Mining's adjusted tax basis in the assets as of the date of the exchange, increased by the amount of taxable gain recognized by Mining in connection with the transactions occurring at the time of the IPO. Therefore, the net tax basis in the assets and liabilities transferred to us is significantly higher than the book basis in the same assets and liabilities. The basis difference between book and tax generated a net deferred tax asset for us at the time of the transaction. The net deferred tax asset recorded as of the date of exchange was approximately $358 million, with a corresponding increase to additional paid-in capital. The majority of our deferred tax asset was assigned to mineral properties, and the anticipated use of percentage depletion to reduce our taxable income, relative to book income, is expected to provide full realization of this asset over time. As of December 31, 2011, the net deferred tax asset has been reduced to approximately $220.6 million, primarily through utilization of percentage depletion and placing bonus depreciation approved assets into service in 2010 and 2011. We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no material valuation allowances are necessary. We base this conclusion on the expectation that future taxable income should allow us to fully realize these deferred tax assets.
On September 27, 2010, the Small Business Jobs Act of 2010 was enacted and, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 became law. Each of these laws provides for additional tax depreciation (i.e. “bonus depreciation”) for qualifying property in the year the asset is placed in service. The combination of these laws provides for 50 percent bonus depreciation on qualifying assets placed in service after December 31, 2009, through September 8, 2010; 100 percent bonus depreciation on qualifying assets placed in service after September 8, 2010, through December 31, 2011; and 50 percent bonus depreciation on qualifying assets placed in service after December 31, 2011, through December 31, 2012. The impact of these changes in tax depreciation contributes significantly to a resulting current and deferred tax expense (benefit).
For the year ended December 31, 2011, the total tax expense was $65.9 million. Total tax expense for the year ended December 31, 2011, was comprised of $16.9 million of current income tax expense and $49.0 million of deferred income tax expense. For the year ended December 31, 2010, the total tax expense was $29.8 million. For 2010, total tax expense was comprised of $0.9 million of current income tax benefit and $30.7 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
We are required to evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.
A decrease of our blended state tax rate decreases the value of our deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in our blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in our deferred tax benefit. Because of the magnitude of the temporary differences between book and tax bases in our assets, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset. As of December 31, 2011, our estimate of our blended state tax rate increased, resulting in an increase of the value of the net deferred tax asset by $3.7 million to reflect changes in business conditions together with changes in allocation and apportionment rules of the states in which we operate. The increase in the value of the deferred tax asset generated a reduction in the deferred tax expense for the year ended December 31, 2011 of $3.7 million.
Outlook for 2012
We believe that farmers have the economic resources and motivation to replace the nutrients drawn from the soil and, in some cases, to increase the nutrient levels in the soil in order to achieve better yields for their crops. Corn and oilseed prices remain favorable to farmers and provide them with an opportunity to obtain a significant margin. Importantly, the overall commodity prices for not only corn and oilseeds, but for all grains, sugar, and cotton remain strong. Consequently, we are anticipating a solid spring shipping season based on historical demand data, current estimates for a larger corn acreage in 2012 compared to 2011 and strong economic incentives for farmers to maximize yield on all commodities. We also evaluate world stock-to-use ratios and expect continued tight grain stocks for an extended period of time assuming a continuation of the current macro trends.
The stronger potash market that emerged in 2010 allowed producers to bring back production capacity that was idled in 2008 and 2009 and this continued through 2011. In early 2012, certain of our competitors announced plans to temporarily curtail production at a portion of their facilities to better align their potash inventories with market demand. As we believe we have adequate inventory storage capacity, and believe our facilities operate more efficiently at steady rates of production, we plan to operate at full production levels during 2012. For the next full year, we expect demand to be in line with historical norms albeit with more concentration of sales activity in the spring and fall periods for agriculture. We believe the timing, and ultimately the size, of the spring application window will be a key determinant of spring demand. We believe that our strong balance sheet will enable us to execute on our strategic capital investment projects which are designed to increase production and lower per unit costs, and that the strong market for potash will permit us to execute our marketing strategy to maximize margin.
Potash Prices
Potash prices have been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price in 2011 was $472 per ton. Our average net realized sales price increased throughout the year in response to strong demand and favorable commodity prices for corn and other crops. We announced several price increases for red granular-sized potash during the second quarter of 2011, with our last published price quoted at $560 per ton effective July 8, 2011. Potash demand softened during the latter half of the fourth quarter of 2011 due to a number of factors. Although we have experienced softness in the market in early 2012, we are starting to see increased activity in the market as we approach the spring application season. We believe farmers will ultimately purchase and apply fertilizers at historically normal levels to maximize yield and their profit potential. The timing of orders and shipments is unpredictable and may result in more sales in the second quarter of 2012 than the first quarter. Given the softening of demand late in 2011, which put downward pressure on potash prices, we anticipate sales in the first part of 2012 will result in average net realized sales prices below the $497 per ton realized in the fourth quarter 2011. Other factors that may influence pricing for 2012 include international fertilizer demand, our competitors' level of production, net of curtailments, the amount of domestic demand already satisfied, and whether current crop prices and other crop nutrients can be sustained.
We continue to have strong demand in excess of our productive capacity for all sizes of our Trio® product. We expect to be able to sell all of our incremental Trio® production at higher average net realized sales prices compared to 2011. Trio® domestic prices tend to move in a relatively close relationship to potash, with consideration of the value of magnesium and sulfate. Export pricing continues to show strength as international customers see value relative to alternative products.
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to supply this demand. The focus of the capital investment program is to maintain safe and reliable production, ensure environmental and regulatory compliance, improve and modernize equipment, increase reliability of the facilities, and increase productivity and recoveries. The expected result of these investments is to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We plan to continue executing and accelerating, when appropriate, our capital strategy. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor at Wendover in 2011 and in Moab during 2010. In October 2011, our Board of Directors approved plans for additional compaction capacity at our North facility, and we are now in the permitting phase of that project. Our Langbeinite Recovery Improvement Project includes a granulation plant that is designed with the capacity to granulate all of our standard-sized Trio® into a premium granular product. Construction of the granulation plant associated with the Langbeinite Recovery Improvement Project continues to progress, and we expect to complete commissioning in the first half of 2012.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient cash on the balance sheet to react strategically to market conditions. In 2011, we invested approximately $136.3 million in capital projects.
As mentioned previously, we have made a significant investment in our plant assets to produce more langbeinite though our Langbeinite Recovery Improvement Project. This new plant is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and to enable us to granulate all of our standard-sized product, should market conditions warrant. In addition, this project is designed to reduce our water usage and thereby reduce investment in additional capital in water management facilities and storage capacity at our East mine. The overall project is designed to increase our recoveries of langbeinite from the historical design recovery rates of approximately 25 to 30 percent to approximately 50 percent. Construction of the dense media separation plant was substantially complete in December 2011 and commissioning continues to progress.
As previously discussed, we continue to prepare for construction of the HB Solar Solution mine. The total expected investment for the project is between $200 and $230 million. As of December 31, 2011, we have invested $31.6 million to date in engineering, design, permitting and equipment for this project. Upon receipt of all of the necessary regulatory permits and approvals, construction will begin promptly, and first production is expected to begin approximately 18 months later, with ramp up production expected in the following year, and production levels increasing into the third year of operations, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.
Looking forward, total capital investment in 2012 is estimated to be between $225 and $300 million, including the completion of construction of the granulation plant on the Langbeinite Recovery Improvement Project, and the anticipated start of construction for both the HB Solar Solution mine and the expansion of our North compaction facility. We also are planning to drill new wells in Moab to expand the underground horizontal cavern system. The actual level of capital investment for the year will be impacted ultimately by the timing of permitting, deliveries of equipment and construction. A breakdown of our capital investment plan includes approximately $45 to $50 million to replace assets needed to maintain production and complete regulatory compliance projects and $180 to $250 million to increase productive and granulation capacity. We expect our 2012 operating capital programs to be funded out of cash flow and existing cash and investments.
In addition to the HB project described above, the following are more details of a few of the other significant projects that are scheduled for investment in 2012 to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
The total capital investment for the Langbeinite Recovery Improvement Project is expected to be between $85 and $90 million, of which approximately $71.7 million has been invested to date, with the balance expected to be invested early in 2012. Construction for the dense media separation plant was substantially completed during the fourth quarter of 2011 and the construction and commissioning of the granulation plant are expected to be completed in the first half of 2012.

•
The North compaction project is expected to be completed to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine, with completion of the first portion of the plant planned for early 2013 and future plans for expansion as required by production. We initiated the permitting process for this project in the fourth quarter of 2011. Assuming the necessary permits are obtained on a timely basis, we will begin construction in the second quarter of 2012. Total capital investment for the project is expected to be approximately $95 to $100 million, of which approximately $10.1 million has been invested to date.

•
We are developing additional solution mining opportunities at our Moab facility. We are expanding the horizontal cavern system with the drilling of additional horizontal wells. This represents a capital investment of approximately $20 to $25 million. The new wells are intended to stabilize existing production levels as well as provide modest production increases.

All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.
Liquidity and Capital Resources
As of December 31, 2011, we had cash, cash equivalents, and investments of $176.8 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. The $176.8 million was made up of:

•	$0.8 million in cash;

•	$72.6 million in cash equivalent investments, consisting of money market accounts or certificates of deposit with banking institutions that we believe are financially sound;

•
$97.2 million and $6.2 million invested in short and long-term investments, respectively, comprised of certificates of deposit investments of $2.5 million and corporate debt securities of $100.9 million.

There were no losses on our cash, cash equivalents and investments during 2011.
Our operations are primarily funded from cash on hand and cash generated by operations, and, if necessary, we have the ability to borrow under our senior credit facility. For the foreseeable future, we believe that our cash, cash equivalents, and investment balances, cash flow from operations, and available borrowings under our senior credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities	$173,869	$123,294	$81,064
Cash Flows from Investing Activities	$(174,802)	$(136,284)	$(106,521)
Cash Flows from Financing Activities	$(1,828)	$(669)	$(1,324)
Operating Activities
Total cash provided by operating activities increased by $50.6 million in 2011 compared to 2010 primarily due to higher net income, driven by higher average net realized sales prices for both potash and Trio®. The increase in cash was offset by an increase in inventory as product sales largely matched production levels, compared to 2010, in which our product sales were in excess of production levels. Additionally, we experienced an increase in other accounts receivable as of December 31, 2011, compared to December 31, 2010, due to the recording of a refundable employment-related credit in the state of New Mexico, of which $4.3 million was recorded as a receivable as of December 31, 2011.
Total cash provided by operating activities increased by $42.2 million in 2010 as compared to 2009 primarily due to the sales of product early in the year in excess of our production rates which decreased product inventory balances into the spring of 2010. For the remainder of 2010, our sales largely matched production levels. We experienced more robust overall sales in 2010 as compared to 2009, which was a significant contributor to the higher operating cash flows. These changes were offset by lower net income when comparing 2010 to 2009. The lower net income and decreased product inventory were reflective of the business conditions in our industry, as producers were selling more product in 2010 than in 2009, although at lower prices. For 2010, product inventories decreased $18.2 million compared to an increase of $13.8 million in 2009, due to increased demand for our products reflected in sales tons after the declines in application rates for much of 2009. Spare part inventory increased $4.3 million for the year ended December 31, 2010, compared to an increase of $2.0 million in 2009, as we installed new equipment into our operating facilities.
Investing Activities
Total cash used in investing activities increased in 2011 compared to 2010 due to an increase in the amount of the amount of cash invested in property, plant, and equipment as well as mineral properties and development costs to $137.1 million in 2011 from $88.4 million in 2010. In 2011, we continued to invest excess cash in higher yielding corporate and government agency securities by purchasing $102.0 million of investments and receiving $63.5 million in proceeds from maturing investments. The maturity of these investments is expected to generally match the cash needs for our capital investments.
Total cash used in investing activities increased in 2010 compared to 2009 due to an increase in the amount of excess cash we invested in higher yielding corporate and government agency securities by purchasing $81.2 million of investments and receiving $31.7 million in proceeds from maturing investments. This is offset by a decrease in the amount of cash invested in property, plant, and equipment. In addition, mineral properties and development costs was $88.4 million in 2010 compared to $101.4 million in 2009.
Financing Activities
In 2011, we paid $1.1 million for employees' minimum statutory tax withholdings upon the vesting of certain restricted stock awards for employees who elected to net share settle their awards. We also paid $1.5 million in debt issuances costs related to our new unsecured credit facility.

For the year ended December 31, 2010, we paid $0.8 million for employees’ minimum statutory tax withholdings upon the vesting of certain restricted stock awards for employees who elected to net share settle their awards.
Unsecured Credit Facility
In August 2011, we entered into a new unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This new unsecured credit facility, which replaced our previous credit facility in its entirety, provides a total facility of $250 million. The facility is guaranteed by certain of our material subsidiaries as defined in the agreement and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of December 31, 2011.
Outstanding balances under the new unsecured senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25 percent and 1.0 percent, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20 percent and 0.35 percent, depending on our leverage ratio.
Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the senior credit facility at the time of the IPO, we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts at that time. Interest rates, however, decreased following the IPO, and the liability that we have under these derivative agreements has increased since the date of the IPO. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. Notional amounts for which the rate has been fixed as of December 31, 2011, are displayed below.

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%
The weighted average notional amount outstanding for these derivatives as of December 31, 2011, and the weighted average 3-month LIBOR rate locked-in via these derivatives are $22.7 million and 5.3 percent. The interest rate paid under our senior credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.
Contractual Obligations
As of December 31, 2011, we had contractual obligations totaling $65.9 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2012	2013	2014	2015	2016	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$15,500	$3,370	$3,132	$2,806	$1,444	$1,398	$3,350
Purchase commitments(2)	3,175	3,175	—	—	—	—	—
Natural gas purchase commitments(3)	2,911	2,911	—	—	—	—	—
Pension obligations(4)	1,111	1,111	—	—	—	—	—
Asset retirement obligation(5)	33,449	100	—	—	—	—	33,349
Minimum royalty payments(6)	9,800	392	392	392	392	392	7,840
Total	$65,946	$11,059	$3,524	$3,198	$1,836	$1,790	$44,539

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.02, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
As we anticipate terminating our obligations under the pension plan, our remaining liability is estimated to be funded in 2012. Our actual contributions requirements are contingent upon the timing of the pension plan termination, as well as participant settlement obligations. We expect to record an additional expense on termination of the pension plan at the date we are released from the liability in an amount equal to the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.

(5)
We are obligated to reclaim and remediate lands which our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2015. Commitments shown are in today’s dollars and are undiscounted.

(6)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.
Off-Balance Sheet Arrangements
As of December 31, 2011, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Results of Operations for the Years ended December 31, 2011, and 2010
Net Sales and Freight Costs
Net sales of potash increased $79.8 million, or 27 percent, from $294.1 million for the year ended December 31, 2010, to $373.9 million for the year ended December 31, 2011. This change was primarily the result of an increase in the average net realized sales price of $109 per ton, or 30 percent, slightly offset by a decrease in sales volume of two percent. During the first six months of 2011, strong commodity markets provided an opportunity for improved farmer economics, which in turn increased demand for potash, resulting in higher potash prices. During the second half of 2011, we continued to realize the benefits of our price increases until late in the fourth quarter when potash demand weakened, creating a softness in potash pricing.
Our production volume of potash in 2011 was 813,000 tons, or 86,000 tons more than in 2010. Our production was higher in 2011 primarily due to producing at full production levels in 2011, whereas in 2010, we were adding employees during the first half of the year following the market-driven production reductions that started in 2009. In addition, the benefit of capital invested in 2010 and commissioned in 2011 was evident as higher production was available from additional mining panels in Carlsbad. Each of these factors had a favorable influence on our per unit cash operating cost of goods sold in 2011 as compared to 2010. Further, the new compactor at Moab, which was placed into service in December 2010, was fully operational during 2011 allowing us to convert standard-sized potash to granular-sized potash to meet market demand. We do expect higher cash operating cost of goods sold per ton in early 2012 as our inventory carrying values increased at our East mine due to maintenance activities and downtime required to tie-in new plant and equipment related to our Langbeinite Recovery Improvement Project in the fourth quarter. As a result, our per ton carrying value of inventory at the East mine at the end of 2011 was higher. As we sell through our inventory, the higher cost tons of potash will be reflected as cost of goods sold in 2012. Further, in 2012, we expect to sell proportionally more product out of our higher cost East facility in Carlsbad due to higher available inventories and improved production rates, which will tend to increase our cost of goods sold on a per ton basis due to the mix of product sold from our East facility.
Net sales of Trio® increased $5.3 million, or 15 percent, from $35.5 million for the year ended December 31, 2010, to $40.8 million for the year ended December 31, 2011, due to a 36 percent increase in the average net realized sales price offset by a 15 percent decrease in the volume of sales as we produced fewer tons of Trio® available for sale in 2011 as noted

above.
Freight costs decreased $1.4 million, or five percent, for the year ended December 31, 2011, compared to the year ended December 31, 2010, due primarily to a decrease in Trio® sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2011	2010	Periods	% Change
Cost of goods sold (in millions)	$213.7	$211.7	$2.0	1%
Costs associated with abnormal production (in millions)	$—	$0.5	$(0.5)	(100)%
Cost per ton of potash sold(1)	$223	$223	$—	—%
Cost per ton of Trio® sold(2)	$210	$153	$57.0	37%

(1)	Depreciation, depletion, and amortizations expense for potash was $25.9 million and $21.1 million in 2011 and 2010, respectively, which equates to $33 and $26 on a per ton basis.

(2)	Depreciation, depletion, and amortizations expense for Trio® was $3.8 million and $3.5 million in 2011 and 2010, respectively, which equates to $22 and $17 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $223 per ton for both the years ended December 31, 2011 and 2010. These per ton results are exclusive of approximately $0.5 million of production costs for potash that were not absorbed into inventory in 2010, due to the determination that our production rates were abnormally low in the first quarter of 2010. Although the total costs of goods sold was essentially flat between 2011 and 2010, our per ton cash operating cost of goods sold decreased due to higher production rates as fixed production costs are spread over more tons produced. This was offset by an increase in depreciation per ton due to an increase in capital projects completed late in 2010 and in 2011.
Total cost of goods sold of Trio® increased $57 per ton, or 37 percent, from $153 per ton for the year ended December 31, 2010, to $210 per ton for the year ended December 31, 2011. This increase in cost of goods sold on a per ton basis is due to lower production volumes in 2011 over which production costs are allocated. As a result, our per ton production costs increased over those in 2010. As we have relatively low volumes of Trio® inventory as of December 31, 2011, those higher per ton production costs came through as cost of goods sold in 2011.
In total, our cost of goods sold increased $2.0 million, or 1 percent, from $211.7 million in the year ended December 31, 2010, to $213.7 million in the year ended December 31, 2010. Prior to absorption of costs into inventory, spending increased primarily to support higher production. Costs that changed materially during the year ended December 31, 2011, compared to the year ended December 31, 2010, included increases in labor, operating supplies, depreciation and royalties, partially offset by decreases in natural gas and operating leases expenses, as we exercised early lease buy-out provisions on certain operating leases.
On a comparative basis and within our production costs, labor and contract labor costs increased $5.8 million, or 10 percent, in 2011 due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $6.8 million, or 62 percent, in 2011 due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies.
Depreciation, depletion, and amortization increased $8.0 million, or 33 percent, in the year ended December 31, 2011, as a result of the significant capital investment during 2010 and 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Royalty expense increased $2.9 million, or 23 percent, from 2010 which relates to the increase in net sales. Other changes in cost of goods sold followed from increased benefits and employment taxes, usage of chemicals and reagents, and property taxes, partially offset by decreased rental costs.
Selling and Administrative Expense
Selling and administrative expenses increased $2.7 million in 2011, as compared to 2010. The change represents a nine percent increase from $29.1 million for the year ended December 31, 2010, to $31.8 million for the year ended December 31, 2011. This increase is primarily due to the short-term incentive compensation expense, as the 2011 performance metrics were achieved at higher percentages than in 2010. In addition, our increases in headcount over 2010 resulted in slightly higher stock compensation expenses and travel expenses to our mines. These increases were partially offset by a reduction in professional services relative to the prior period.
Recognition of Income Associated With Deferred Insurance Proceeds
In the first quarter of 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as “Insurance settlements (income) expense from property and business losses” on the consolidated statement of operations for the year ended December 31, 2011. There was no cash impact associated with this event in the year ended December 31, 2011, as the previously deferred insurance proceeds were paid to us prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to us in April 2011.
Other Operating Income (Expense)
In June 2011, we received notice that our application for a refundable employment-related credit, related to qualifying wages earned for the years 2004 to January 2010, of approximately $4.7 million was approved by the State of New Mexico. Accordingly, during the second quarter of 2011, we recorded $4.7 million of income, which is reflected in "Other operating (income) loss" for the year ended December 31, 2011; this amount was collected in October 2011. The receipt of the approval notice from the State of New Mexico confirms the process by which such credits are claimed with sufficient certainty. Beginning in the third quarter of 2011, the value of additional estimated credits have been recorded in the same period in which the credit was earned as a reduction to our production costs, and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of December 31, 2011. Intrepid recorded an additional receivable of $4.3 million related to the refundable employment-related credit for qualifying wages paid in the State of New Mexico for the period February 2010 through December 2011, of which $3.2 million, has been recorded as "Other operating (income) loss" for credits earned for the periods prior to the third quarter of 2011, as the associated inventory for this portion of the credit was sold in prior periods. No such amounts were recorded during 2010.
Results of Operations for the Years ended December 31, 2010, and 2009
Net Sales and Freight Costs
Net sales of potash increased $56.3 million, or 24 percent, from $237.8 million for the year ended December 31, 2009, to $294.1 million for the year ended December 31, 2010. In 2009, we saw a decrease in demand for potash and we decreased our production rates in response. This resulted in higher per ton inventory costs at the end of 2009. During 2009 and into early 2010, potash prices decreased. This price decline coupled with strong agricultural demand led to higher sales volumes in 2010. Our average net realized sales price decreased $178 per ton, or 33 percent, from 2009 to 2010.
Net sales of Trio® decreased $7.0 million, or 16 percent, from $42.5 million for the year ended December 31, 2009, to $35.5 million for the year ended December 31, 2010, due to a 39 percent decrease in the average net realized sales price offset by a 37 percent increase in the volume of sales driven largely by granular‑sized demand.
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
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2010	2009	Periods	% Change
Cost of goods sold (in millions)	$211.7	$127.8	$83.9	66%
Costs associated with abnormal production (in millions)	$0.5	$21.5	$(21.0)	(98)%
Cost per ton of potash sold(1)	$223	$234	$(11.0)	(5)%
Cost per ton of Trio® sold(2)	$153	$168	$(15.0)	(9)%

(1)	Depreciation, depletion, and amortizations expense for potash was $21.1 million and $7.9 million in 2010 and 2009, respectively, which equates to $26 and $18 per ton.

(2)	Depreciation, depletion, and amortizations expense for Trio® was $3.5 million and $2.0 million in 2010 and 2009, respectively, which equates to $17 and $13 per ton.
Total cost of goods sold per ton, which includes royalties and depreciation, depletion and amortization, of potash decreased $11 per ton, or 5 percent, from $234 per ton for the year ended December 31, 2009, to $223 per ton for the year ended December 31, 2010. These per ton results are exclusive of approximately $0.5 million and $20.7 million of production costs for potash that were not absorbed into inventory in 2010 and 2009, respectively, due to the determination that our production rates were abnormally low for these periods. The per ton improvement reflects the fact that the higher operating rates of our facilities result in lower per ton costs as the fixed costs structure of the operations is spread over more produced tons. The cost of goods sold numbers reflect only those costs that have been first absorbed into inventory and then subsequently recognized as the product tons are sold. Higher production rates in 2010 were the primary reason that cost of goods sold per ton declined relative to the comparable period in 2009.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2011, included elsewhere in this Annual Report on Form 10-K.
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
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost or at the allocated values determined upon acquisition of business entities. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. Estimated useful lives range from 2 to 25 years. Useful lives are reviewed periodically and changed as necessary. Gains or losses from normal sales, disposals, or retirements of assets are included in “Other” within operating income.
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
Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset’s total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
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
With respect to the accounting and disclosure requirements for income taxes, we follow the accounting guidance of Topic 740, Income Taxes, of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification™. This guidance addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as disclosure requirements associated with such positions. A current assessment of our tax positions has been made and, as a result, there has been no material effect on our results of operations, financial condition or liquidity.
Stock‑Based Compensation—We account for stock‑based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of non-vested restricted common stock awards with service conditions and non-qualified stock option awards that are subject to a service period, and the expense associated with such awards is recognized over the associated service period. There are no performance or market conditions associated with these awards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.
Commodity Prices
Potash and Trio®, our principal products, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices vary with each particular transaction and the individual bids that we receive. Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.
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
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2011, we had no natural gas derivative contracts.
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
Interest Rate Fluctuations
Our former senior credit facility required us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. Although we currently have no long-term debt outstanding, we have left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding. The weighted average notional amount outstanding as of December 31, 2011, and the weighted average 3-month LIBOR rate locked-in via these derivatives through December 2012 were $22.7 million and 5.3 percent, respectively.
Foreign Currency Exchange Rates
We typically have low balances of accounts receivable denominated in Canadian dollars and, as a result, we have minimal direct foreign exchange risk. There is an indirect foreign exchange risk as described below.
The United States imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin as measured in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while maintaining margins as measured in their local currencies. A decrease in the average net realized sales price of our potash would adversely affect our operating results.

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

(a)	Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of December 31, 2011, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Executive Chairman of the Board and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Inherent Limitations on Effectiveness of Controls
Our management, including our Executive Chairman of the Board and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive officers." Other information required by this item will be included in the proxy statement for our 2012 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2012 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2012 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2012 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2012 annual stockholders’ meeting and is incorporated by reference into this report.

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
(b)Exhibits. The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

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

10.5
Acknowledgment and Relinquishment dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC. (relating to the Director Designator and Voting Agreement filed as Exhibit 10.3 and the Registration Rights Agreement filed as Exhibit 10.4).*

10.6
$250,000,000 Unsecured Credit Agreement dated as of August 3, 2011, by and among Intrepid Potash, Inc., as borrower; U.S. Bank National Association as administrative agent, joint book runner, LC Issuer and Swing Line Lender; Wells Fargo Bank, National Association, as syndication agent; Wells Fargo Securities LLC as joining lead arranger and joint book runner; and the Lenders (as defined therein). (4)

10.7	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(5)+

10.8	Amendment to Employment Agreement dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(6)+

10.9	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(5)+

10.10	Intrepid Potash, Inc. 2008 Equity Incentive Plan.(7)+

10.11	Amendment No. 1 to Intrepid Potash, Inc. 2008 Incentive Plan dated as of July 1, 2008.(8)+

10.12	Form of Restricted Stock Grant Agreement under Intrepid Potash, Inc. 2008 Equity Incentive Plan.(9)+

Exhibit No.	Description
10.13	Form of Stock Option Agreement under Intrepid Potash, Inc. 2008 Equity Incentive Plan.(9)+

10.14	Form of Director Stock Grant Agreement under Intrepid Potash, Inc. 2008 Equity Incentive Plan.(10)+

10.15	Intrepid Potash, Inc. Short Term Incentive Plan.(11)+

10.16	Form of Change-of-Control Severance Agreement.(12)+

10.17	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and The LARRK Foundation.(13)

10.18	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.(13)

10.19	Aircraft Dry Lease dated as of January 9, 2009, by and between Intrepid Production Holdings LLC and Intrepid Potash, Inc.(14)

10.20	Non-Exclusive Aircraft Dry-Lease Agreement dated as of January 1, 2011, by and between BH Holdings LLC and Intrepid Potash, Inc.(15)

21.1	List of Subsidiaries.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Agapito Associates, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

99.1
Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(2)

99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(16)

99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(17)

99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC.(18)

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Extension Calculation Linkbase.***

101.LAB	XBRL Extension Label Linkbase.***

101.PRE	XBRL Extension Presentation Linkbase.***

101.DEF	XBRL Extension Definition Linkbase.***

(1)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.

(2)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on November 19, 2010.

(3)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.

(4)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 8, 2011.

(5)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on May 19, 2010.

(6)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on March 1, 2011.

(7)	Incorporated by reference to Intrepid's Registration Statement on Form S-8 (Registration No. 335-150444) filed on April 25, 2008.

(8)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2008.

(9)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on February 7, 2011.

(10)	Incorporated by reference to Amendment No. 3 to Intrepid's Registration Statement on Form S-1 (Registration No. 333-148215) filed on April 7, 2008.

(11)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2008.

(12)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended September 30, 2011.

(13)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on December 18, 2008.

(14)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on January 12, 2009.

(15)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on December 13, 2011.

(16)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2009.

(17)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2010.

(18)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2011.

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

+	Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: February 15, 2012	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: February 15, 2012	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: February 15, 2012	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board	February 15, 2012
Robert P. Jornayvaz III

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 15, 2012
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 15, 2012
Terry Considine

/s/ Chris A. Elliott	Director	February 15, 2012
Chris A. Elliot

/s/ J. Landis Martin	Lead Director	February 15, 2012
J. Landis Martin

/s/ Barth E. Whitham	Director	February 15, 2012
Barth E. Whitham

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intrepid’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 15, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (Intrepid) as of December 31, 2011 and 2010, the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 15, 2012

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$73,372	$76,133
Short-term investments	97,242	45,557
Accounts receivable:
Trade, net	29,304	23,767
Other receivables	6,898	1,161
Refundable income taxes	4,493	6,543
Inventory, net	55,390	48,094
Prepaid expenses and other current assets	5,015	4,016
Current deferred tax asset	4,931	3,551
Total current assets	276,645	208,822

Property, plant, and equipment, net of accumulated depreciation
of $98,654 and $66,615, respectively	387,423	285,920
Mineral properties and development costs, net of accumulated
depletion of $9,773 and $8,431, respectively	33,482	34,372
Long-term parts inventory, net	9,559	7,121
Long-term investments	6,180	21,298
Other assets	3,949	5,311
Non-current deferred tax asset	215,632	266,040
Total Assets	$932,870	$828,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$20,900	$17,951
Related parties	134	126
Accrued liabilities	14,795	17,153
Accrued employee compensation and benefits	12,370	8,597
Other current liabilities	1,476	1,578
Total current liabilities	49,675	45,405

Asset retirement obligation	9,708	9,478
Deferred insurance proceeds	—	11,700
Other non-current liabilities	2,354	4,460
Total Liabilities	61,737	71,043

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,207,533 and 75,110,875 shares
outstanding at December 31, 2011 and 2010, respectively	75	75
Additional paid-in capital	564,285	559,675
Accumulated other comprehensive loss	(1,431)	(702)
Retained earnings	308,204	198,793
Total Stockholders' Equity	871,133	757,841
Total Liabilities and Stockholders' Equity	$932,870	$828,884
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Sales	$442,954	$359,304	$301,803
Less:
Freight costs	28,339	29,751	21,469
Warehousing and handling costs	14,027	10,683	8,432
Cost of goods sold	213,670	211,663	127,822
Costs associated with abnormal production	—	470	21,525
Other	698	666	440
Gross Margin	186,220	106,071	122,115

Selling and administrative	31,807	29,122	28,375
Accretion of asset retirement obligation	750	704	680
Insurance settlements (income) expense
from property and business losses	(12,500)	—	10
Other (income) expense	(7,714)	911	643
Operating Income	173,877	75,334	92,407

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses	(869)	(1,513)	(806)
Interest income	1,730	819	161
Other income	523	403	485
Income Before Income Taxes	175,261	75,043	92,247

Income Tax Expense	(65,850)	(29,758)	(36,905)
Net Income	$109,411	$45,285	$55,342

Weighted Average Shares Outstanding:
Basic	75,180,714	75,084,431	75,014,569
Diluted	75,281,050	75,154,251	75,042,050
Earnings Per Share:
Basic	$1.46	$0.60	$0.74
Diluted	$1.45	$0.60	$0.74

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	74,846,874	$75	$554,743	$(1,385)	$98,166	$651,599
Comprehensive income, net of tax:
Pension liability adjustment, net of $456 tax expense	—	—	—	696	—	696
Net income	—	—	—	—	55,342	55,342
Total comprehensive income						56,038
Stock-based compensation	6,900	—	2,909	—	—	2,909
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	183,350	—	(1,324)	—	—	(1,324)
Balance, December 31, 2009	75,037,124	75	556,328	(689)	153,508	709,222
Comprehensive income, net of tax:
Pension liability adjustment, net of $28 tax expense	—	—	—	(44)	—	(44)
Unrealized gain on investment held for sale	—	—	—	31	—	31
Net income	—	—	—	—	45,285	45,285
Total comprehensive income						45,272
Stock-based compensation	—	—	4,016	—	—	4,016
Issuance of common stock upon exercise of stock options	4,831	—	102	—	—	102
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	68,920	—	(771)	—	—	(771)
Balance, December 31, 2010	75,110,875	75	559,675	(702)	198,793	757,841
Comprehensive income, net of tax:
Pension liability adjustment, net of $451 tax expense	—	—	—	(698)	—	(698)
Unrealized loss on investments held for sale				(31)		(31)
Net income	—	—	—	—	109,411	109,411
Total comprehensive income						108,682
Stock-based compensation	—	—	4,984	—	—	4,984
Issuance of common stock upon exercise of stock options	14,739	—	330	—	—	330
Excess income tax benefit from stock- based compensation	—	—	413	—	—	413
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	81,919	—	(1,117)	—	—	(1,117)
Balance, December 31, 2011	75,207,533	$75	$564,285	$(1,431)	$308,204	$871,133

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$109,411	$45,285	$55,342
Deferred income taxes	49,028	30,665	29,063
Insurance settlements (income) expense from property and business losses	(12,500)	—	10
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	35,787	27,715	17,327
Stock-based compensation	4,984	4,016	2,909
Unrealized derivative gain	(1,289)	(620)	(1,441)
Other	2,520	1,010	504
Changes in operating assets and liabilities:
Trade accounts receivable	(5,537)	(4,598)	(4,062)
Other receivables	(5,743)	(690)	(86)
Refundable income taxes	2,051	2,821	603
Inventory	(9,734)	13,883	(15,807)
Prepaid expenses and other assets	1,383	(1,418)	1,642
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	5,225	6,661	(6,152)
Other liabilities	(1,717)	(1,436)	1,212
Net cash provided by operating activities	173,869	123,294	81,064

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(135,700)	(86,822)	(95,183)
Additions to mineral properties and development costs	(1,414)	(1,571)	(6,233)
Proceeds from insurance settlements from property and business losses	806	1,576	10,114
Proceeds from liquidation of bond sinking fund	—	—	2,098
Purchases of investments	(102,031)	(81,151)	(18,479)
Proceeds from investments	63,537	31,672	1,139
Other	—	12	23
Net cash used in investing activities	(174,802)	(136,284)	(106,521)

Cash Flows from Financing Activities:
Debt issuance costs	(1,454)	—	—
Employee tax withholding paid for restricted stock upon vesting	(1,117)	(771)	(1,324)
Excess income tax benefit from stock-based compensation	413	—	—
Proceeds from exercise of stock options	330	102	—
Net cash used in financing activities	(1,828)	(669)	(1,324)

Net Change in Cash and Cash Equivalents	(2,761)	(13,659)	(26,781)
Cash and Cash Equivalents, beginning of period	76,133	89,792	116,573
Cash and Cash Equivalents, end of period	$73,372	$76,133	$89,792

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, including settlements on derivatives	$1,348	$2,133	$1,937
Income taxes	$13,878	$(3,668)	$7,239
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$17,350	$18,051	$13,968
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”); langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities to utilize in order to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall productions costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. When a sale occurs on a delivered basis, Intrepid incurs and, in turn, bills the customer and records as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange for and pay for these costs directly and in these situations, only the product sales are inclu ded in gross revenues.
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
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred.
Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset’s total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Reserve studies and mine plans are updated periodically, and the remaining net balance of the mineral properties is depleted over the updated estimated life, subject to a 25-year limit. Possible impairment is also considered in conjunction with updated reserve studies and mine plans. The determination of Intrepid’s proven and probable reserves is based on extensive drilling, sampling, mine modeling, and mineral recovery, and the economic feasibility of accessing the reserves. The price sensitivity of reserves depends upon several factors including ore grade, ore thickness, and ore mineral composition. The reserves are estimated based on information available at the time the reserves are calculated. Recovery rates vary depending on the mineral properties of each deposit and the production process used. The reserve estimates utilize the average recovery rate for the deposit, which takes into account the processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, mineral recoveries, operating costs, and expected selling price. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recoveries of potash and langbeinite will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Reserve estimates may require revision based on actual production experience. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid’s mineral leases, including royalties payable, are subject to periodic readjustment by the state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid’s results of operations and financial position.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, including financial instruments, U.S. government agency, municipal and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through Other Comprehensive Loss. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable, all of which are carried at cost, except for available-for-sale investments which are carried at fair value, and approximate fair value due to the short-term nature of these instruments, other than the long-term certificate of deposit investments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s senior credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid’s interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management’s review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.
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
Stock‑Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted common stock awards and non-qualified stock option awards, both of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. There are no performance or market conditions associated with these awards.

Note 3	— EARNINGS PER SHARE
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the years ended December 31, 2011, 2010, and 2009, a weighted average of 37,681, 98,324 and 183,444 non-vested shares of restricted common stock and 154,301, 161,094 and 159,711 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$109,411	$45,285	$55,342
Basic weighted average common shares outstanding	75,181	75,084	75,015
Add: Dilutive effect of non-vested restricted common stock	58	52	25
Add: Dilutive effect of stock options outstanding	42	18	2
Diluted weighted average common shares outstanding	75,281	75,154	75,042
Earnings per share:
Basic	$1.46	$0.60	$0.74
Diluted	$1.45	$0.60	$0.74

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its investment portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2011, and 2010 (in thousands):

	December 31,
	2011	2010
Cash	$812	$72
Commercial paper	6,732	54,655
Money market and money market funds	65,828	21,406
Total cash and cash equivalents	$73,372	$76,133

Corporate bonds	$94,700	$31,494
Convertible corporate bonds	—	4,346
Certificates of deposit and time deposits	2,542	9,717
Total short-term investments	$97,242	$45,557

Corporate bonds	$6,180	$20,578
Certificates of deposit and time deposits	—	720
Total long-term investments	$6,180	$21,298

Total cash, cash equivalents and investments	$176,794	$142,988
The fair value of Intrepid’s held-to-maturity investments at December 31, 2011, and 2010, was not significantly different than their carrying amounts. As of December 31, 2010, the Company held $4.3 million of convertible corporate bonds which are classified as available-for-sale; the gross unrealized gain of this item was approximately $51,000. No available-for-sale securities were owned as of December 31, 2011.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY

The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2011, and 2010, respectively (in thousands):

	December 31,
	2011	2010
Product inventory	$33,084	$24,398
In-process mineral inventory	7,789	11,160
Current parts inventory	14,517	12,536
Total current inventory	55,390	48,094
Long-term parts inventory	9,559	7,121
Total inventory	$64,949	$55,215
Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of December 31, 2011, and 2010, Intrepid recorded an impairment charge of approximately $0.7 million and $0.7 million, respectively. In the years ended December 31, 2011, 2010, and 2009, Intrepid recorded charges of zero, $0.5 million and $21.5 million related to abnormal production.
Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES

“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2011	2010	Lower Limit	Upper Limit
Buildings and plant	$100,123	$55,462	4	25
Machinery and equipment	275,115	190,662	3	25
Vehicles	8,841	8,015	3	7
Office equipment and improvements	14,447	13,333	2	10
Ponds and land improvements	10,019	6,802	5	25
Construction in progress	77,269	77,998
Land	263	263
Accumulated depreciation	(98,654)	(66,615)
	$387,423	$285,920

Mineral properties and development costs	$42,864	$42,288	10	25
Construction in progress	391	515
Accumulated depletion	(9,773)	(8,431)
	$33,482	$34,372

Water rights in “Other Assets”	$2,670	$2,670	25	25
Accumulated depletion	(203)	(172)
	$2,467	$2,498

“Mineral properties and development costs” include accumulated costs of approximately $1.0 million and $1.4 million as of December 31, 2011, and 2010, respectively, associated with the presently idled HB mine which is being converted to a solar solution mine. “Construction in progress” related to property, plant, and equipment associated with the HB Solar Solution mine also includes approximately $31.6 million and $26.7 million as of December 31, 2011, and 2010, respectively. No depletion or depreciation is currently being recognized on this property and its related assets, as the mine has not yet been placed back into service and there is no basis over which to amortize the historical costs. Intrepid is actively seeking permitting from the Bureau of Land Management (“BLM”) and the state of New Mexico to resume production from this mine through the use of solution mining techniques and the application of solar evaporation, similar to the operations in Moab, Utah.
Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Depreciation	$33,572	$25,500	$15,585
Depletion	1,373	1,289	841
Amortization	92	222	221
Accretion	750	704	680
Total incurred	$35,787	$27,715	$17,327

Note 7	— DEBT
Intrepid replaced its senior credit facility (the “Former Credit Facility”) with a new unsecured credit facility in August 2011. The Former Credit Facility was a syndicated facility led by U.S. Bank as the administrative agent and provided a revolving credit facility of $125 million. There were no amounts outstanding under the Former Credit Facility as of December 31, 2010.
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
Outstanding balances under the new unsecured credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25 percent and 2.0 percent, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin between 0.25 percent and 1.0 percent, depending upon our leverage ratio. We must pay a quarterly commitment fee on the outstanding portion of the unused credit facility amount of between 0.20 percent and 0.35 percent, depending on our leverage ratio.
The unsecured credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The unsecured credit facility contains certain financial covenants including a ratio of adjusted earnings before income taxes, depreciation and amortization to fixed charges to be greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation and amortization of not more than 3.0 to 1.0. The unsecured credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the unsecured credit facility as of December 31, 2011.

Note 8	— ASSET RETIREMENT OBLIGATION
Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Intrepid’s asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9 percent to 8.5 percent. Revi sions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Asset retirement obligation, at beginning of period	$9,478	$8,619	$8,138
Changes in estimated obligations	(520)	155	(199)
Accretion of discount	750	704	680
Total asset retirement obligation, at end of period	$9,708	$9,478	$8,619
The undiscounted amount of asset retirement obligation is $33.4 million as of December 31, 2011, and there are no significant payments expected to take place in the next five years.

Note 9	— COMPENSATION PLANS
Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid’s performance in certain production, operational, financial, and other areas, as well as the participants’ individual performance. Intrepid accrues cash bonus expense related to the current year’s performance.
Equity Incentive Compensation Plan—Effective April 20, 2008, Intrepid’s stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”). Intrepid has issued common stock awards, awards of non-vested restricted shares of common stock, and non-qualified stock option awards under the 2008 Plan. As of December 31, 2011, there were a total of 164,600 shares of non-vested restricted common stock outstanding and 351,582 outstanding stock options. As of December 31, 2011, there were approximately 4.1 million shares of common stock that remain available for issuance under the 2008 Plan.
Common Stock
On an annual basis, under the 2008 Plan, the Compensation Committee of the Board of Directors approved the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s annual stockholders’ meeting for the following year. During the years ended December 31, 2011, 2010 and 2009, the Compensation Committee of the Board of Directors approved awards of 9,616, 11,803 and 6,900 shares of common stock, respectively. These shares of common stock were granted without restrictions and vested immediately.
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
Through December 31, 2011, there have been multiple grants of non-vested restricted common stock designed to attract, retain and reward employees. Prior to 2009, awards were from time-to-time to newly‑hired employees and generally had a two to four-year vesting schedule. In 2009, the Compensation Committee of Intrepid’s Board of Directors began an annual awards program, which in the first quarter of each year awards of non-vested restricted common stock are granted to some of Intrepid’s executive management and other selected employees. These awards vest one-third on each of the first three anniversary dates of the grant.

In measuring compensation expense associated with the grant of shares of non-vested restricted common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted common stock awards for the years ended December 31, 2011, 2010, and 2009, was $3.5 million, $2.8 million and $2.3 million, respectively, net of estimated forfeiture adjustments. As of December 31, 2011, there was $2.7 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2014.
A summary of Intrepid’s non-vested restricted common stock activity for the year ended December 31, 2011, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted common stock, beginning of period	217,794	$27.96
Granted	61,585	$35.80
Vested	(104,389)	$28.56
Forfeited	(10,390)	$30.94
Non-vested restricted common stock, end of period	164,600	$30.34

Non-qualified Stock Options
Under the 2008 Plan, the Compensation Committee of Intrepid’s Board of Directors began an annual awards program in 2009, which in the first quarter of each year awards of stock options are granted to some of Intrepid’s executive management and other selected employees. These awards vest one-third on each of the first three anniversary dates of the grant and have a ten year option life. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

	Year Ended December 31,
	2011	2010	2009
Risk free interest rate	2.6%	2.7%	1.8%-2.0%
Dividend yield	—	—	—
Estimated volatility	56%	57%	44%
Expected option life	6 years	6 years	5 years

Intrepid’s computation of the estimated volatility is based on the historic volatility of its and selected peer companies' common stock over the expected option life. The peer companies selected have had volatility that was highly correlated to Intrepid’s common stock from the date of the initial public offering to the dates of grant. This peer information has been utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that matched the option award’s expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.
For the years ended December 31, 2011, 2010, and 2009, Intrepid recognized stock‑based compensation related to stock options of approximately $1.4 million, $0.9 million and $0.4 million, respectively. As of December 31, 2011, there was $2.0 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.” In the year ended December 31, 2011, the tax deduction related to the exercise of stock options was greater than the compensation recorded for financial reporting purposes, and such amount is presented as part of cash flows from financing activities. As the tax deduction related to the exercise of options to purchase common stock was less than compensation expense recorded for the options to purchase common stock, no additional tax benefit was recorded in 2010 related to the exercise of stock options.
A summary of Intrepid’s stock option activity for the year ended December 31, 2011, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, beginning of period	273,851	$22.69			$10.69
Granted	102,196	35.69			19.59
Exercised	(14,739)	22.33			10.02
Forfeited	(9,726)	30.78			16.64
Outstanding non-qualified stock
options, end of period	351,582	$26.26	$278,391	8.0	$13.14

Vested or expected to vest, end
of period	341,394	$26.03	$278,285	7.7	$12.98

Exercisable non-qualified
stock options, end of period	131,887	$22.00	$180,672	7.4	$9.85

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted‑average grant-date per share fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $19.59, $14.05 and $8.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, and 2010, was $0.2 million and $0.1 million, respectively. Cash received from options exercised was $0.2 million and $0.1 million for the years ended December 31, 2011, and 2010. No options were exercised during the year ended December 31, 2009.

Note 10	— INCOME TAXES
Intrepid’s income tax provision is comprised of the elements below. A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current portion of income tax expense (benefit):
Federal	$12,191	$(2,043)	$6,226
State	4,631	1,136	1,616
Deferred portion of income tax expense:
Federal	38,133	26,593	25,279
State	10,895	4,072	3,784
Total income tax expense	$65,850	$29,758	$36,905
A summary of the components of the net deferred tax assets as of December 31, 2011, and 2010, is as follows. Intrepid believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets, therefore no material valuation allowances have been recorded. There are no items that require disclosure in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for uncertainty in income taxes.

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(1,866)	$(1,452)
Unrealized loss	227	1,169
Inventory	3,382	2,892
Accrued employee compensation and benefits	2,372	843
Equity compensation	922	686
Other	(106)	(587)
Total current deferred tax assets	4,931	3,551
Non-current deferred tax assets:
Property, plant, equipment and mineral properties, net	203,257	255,509
Asset retirement obligation	3,982	3,848
Other	8,393	6,683
Total non-current deferred tax assets	215,632	266,040
Total deferred tax asset	$220,563	$269,591
Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid’s current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which Intrepid is doing business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of Intrepid’s current and deferred income taxes, including the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. Changes in the state tax rate are a consequence of changes in the apportionment factors applicable to Intrepid.
A decrease of Intrepid’s blended state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in Intrepid’s blended state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid’s deferred tax benefit. Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the blended state tax rate may have a pronounced impact on the value of the net deferred tax asset. As of December 31, 2011, Intrepid's estimate of our blended state tax rate increased, resulting in an increase of the value of the net deferred tax asset by $3.7 million to reflect changes in business conditions in concert with changes in apportionment rules of the states in which it operates. The increase in the value of the deferred tax asset generated a reduction in the deferred tax expense for the year ended December 31, 2011 of $3.7 million.
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
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Federal taxes at statutory rate	$61,341	$26,272	$32,286
Add:
State taxes, net of federal benefit	9,072	3,224	4,193
Domestic production activities deduction	(994)	—	(561)
Change in blended state tax rate to value deferred tax asset	(3,699)	—	—
Other	130	262	987
Net expense (benefit) as calculated	$65,850	$29,758	$36,905

Effective tax rate	37.6%	39.6%	40.0%

Note 11	— COMMITMENTS AND CONTINGENCIES
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
Intrepid has a sales agreement with EnviroTech Services, Inc. (“ESI”) appointing ESI its exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to ESI in the agreement subject to cost-based escalators. Wendover is also entitled to certain adjustments in the sale price to ESI based on the final sales price ESI receives from its customers, as defined by the agreement. Such adjustments in sales price are settled after ESI’s fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of December 31, 2011, Intrepid had $7.9 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total r equirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of 1.2 percent fee paid to the surety bond issuer.
Prior to September 2009, a surety bond was provided to the State of Utah and the BLM for Moab reclamation through an agreement between Intrepid and an insurance company. In September 2009, Intrepid replaced, with the consent of the State of Utah and the BLM, the surety bond with other securities, consisting of a restricted cash deposit and a new surety bond. The bond sinking fund was liquidated in 2009, and proceeds were transferred to Intrepid’s general corporate cash account. The mortgage of the surface land owned by Moab and previously held as security by the insurer against performance on the reclamation bond was released in the fourth quarter of 2009.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of December 31, 2011. However, Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2012	$3,370
2013	3,132
2014	2,806
2015	1,444
2016	1,398
Thereafter	3,350
Total	$15,500

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2011	$4,865
For the year ended December 31, 2010	$6,622
For the year ended December 31, 2009	$5,618
Refundable Credit— In June 2011, Intrepid received notice that its application for a refundable employment-related credit, related to qualifying wages earned for the years 2004 to January 2010, of approximately $4.7 million was approved by the State of New Mexico. Accordingly, during the second quarter of 2011, Intrepid recorded $4.7 million of income, which is reflected in "Other operating (income) loss" for the year ended December 31, 2011; this amount was collected in October 2011. The receipt of the approval notice from the State of New Mexico confirms the process by which such credits are claimed with sufficient certainty. Beginning in the third quarter of 2011, the value of additional estimated credits have been recorded in the same period in which the credit was earned as a reduction to our production costs, and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of December 31, 2011. Intrepid recorded an additional receivable of $4.3 million related to the refundable employment-related credit for qualifying wages paid in the State of New Mexico for the period February 2010 through December 2011, of which $3.2 million, has been recorded as "Other operating (income) l oss" for credits earned for the periods prior to the third quarter of 2011, as the associated inventory for this portion of the credit was sold in prior periods.

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts, as required by its credit agreement. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from its predecessor.
A tabular presentation of the outstanding interest rate derivatives as of December 31, 2011, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.26%

Natural Gas

From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at December 31, 2011.
The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$1,049	Other current liabilities	$1,399
Interest rate contracts	Other non-current liabilities	—	Other non-current liabilities	939
Total derivatives not designated as hedging instruments	Net liability	$1,049	Net liability	$2,338

The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Year Ended December 31,
Derivatives not designated as hedging instruments		2011	2010	2009
Interest rate contracts:
Realized loss	Interest expense	$(1,436)	$(1,780)	$(1,614)
Unrealized gain	Interest expense	1,289	620	1,154
Total loss	Interest expense	$(147)	$(1,160)	$(460)

Natural gas contracts:
Realized loss	Cost of goods sold	$—	$—	$(448)
Unrealized gain	Cost of goods sold	—	—	287
Total loss	Cost of goods sold	$—	$—	$(161)
Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.
Credit Risk
Intrepid can be exposed to credit‑related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit‑worthy trading entities, and therefore credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at December 31, 2011, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features as of December 31, 2011.

Note 13	— FAIR VALUE MEASUREMENTS
Intrepid applies the provisions of the FASB’s Accounting Standards Codification™ (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•	Level 1—Quoted prices in active markets for identical assets and liabilities.

•
Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Significant inputs to the valuation model are unobservable.
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(1,049)	$—	$(1,049)	$—

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
Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of December 31, 2011, and 2010, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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

Note 14	— EMPLOYEE BENEFITS
401(k) Plan
Intrepid maintains a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service ("IRS" to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. Intrepid matches employee contributions on a dollar-for-dollar basis up to a maximum of 3 percent or 5 percent and also based on the employee’s base compensation. Intrepid’s contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2011	$1,293
For the year ended December 31, 2010	$1,162
For the year ended December 31, 2009	$1,047
Defined Benefit Pension Plan
In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the Moab assets in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree’s pension plan, and approximately $1.5 million was transferred from the acquiree’s pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid is still required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan effective December 31, 2011. Prior to Intrepid's Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by Intrepid prior to the settlement of the liability, which is expected to occur in 2012.
The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets for the years ended December 31, 2011, 2010, and 2009, as measured on those dates, and a statement of the funded status as of December 31, 2011, 2010, and 2009. The impact of the decision to terminate the plan is estimated in the amounts disclosed below.

	Year Ended December 31,
	2011	2010	2009
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$3,802	$3,430	$3,253
Interest cost	195	201	199
Benefit payments	(143)	(128)	(121)
Actuarial losses	1,146	299	99
Plan amendments	(130)	—	—
Projected benefit obligation at end of period	4,870	3,802	3,430
Accumulated benefit obligation at end of period	4,870	3,802	3,430
Change in plan assets:
Fair value of plan assets at beginning of period	$2,789	$2,333	$1,973
Actual return on assets (net of expenses)	(43)	310	370
Employer contributions	1,155	274	111
Benefit payments	(143)	(128)	(121)
Fair value of plan assets at end of period	3,758	2,789	2,333
Unfunded status (1)	(1,112)	(1,013)	(1,097)
Items not yet recognized as a component of net periodic
pension cost:
Prior service cost arising during current period	$(131)	$—	$—
Unrecognized actuarial loss	$2,501	$1,217	$1,146
Prepaid / (accrued) benefit cost	$1,258	$204	$49
Accumulated other comprehensive income:
Prior service credit	$(131)	$—	$—
Net loss	$2,501	$1,217	$1,146
Assumptions used to determine benefit obligations as of
end of period:
Discount rate	see below	5.3%	6.0%
Salary scale	N/A	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$195	$201	$199
Expected return on assets	(195)	(167)	(138)
Amortization of actuarial loss	101	85	108
Net period benefit cost	$101	$119	$169
Other comprehensive income (loss)	$1,153	$72	$(240)
Amounts included in AOCI expected to be recognized
during the next fiscal year:
Actuarial loss	227	$101	$85
Assumptions used in computing net periodic benefit cost:
Discount rate	5.3%	6.0%	6.3%
Expected return on assets	7.0%	7.0%	7.0%
Salary scale	N/A	N/A	N/A

(1)	As of December 31, 2011, amount is recognized on Intrepid's consolidated balance sheet in "Accrued employee compensation and benefits." As of December 31, 2010, amount is recognized on Intrepid’s consolidated balance sheets in “Other non-current liabilities.”
The interest rates used were 3.3 percent for benefits currently in payment and 3.8 percent for all other annuity benefits. Lump sum benefits were valued using interest rates of 2.0 percent for years zero to four, 4.5 percent for years five to 19 and 5.3 percent for years 20 and after.
The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan was 47 percent equity securities, 43 percent fixed income, five percent real estate, and five percent cash. In December 2011, Intrepid adopted resolutions to terminate the Pension Plan and distribute all plan benefits as soon as practical. As Intrepid moves forward toward the plan termination, Intrepid plans to liquidate all of the investment positions and reinvest the proceeds in U.S. treasury bills or similar investments, with the goal of minimizing investment risk during the Pension Plan termination process.
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
Asset Allocation Strategy: Prior to the determination to liquidate the plan, the plan’s investment policy strategy for pension plan assets is to seek relatively stable growth in the value of investable assets supplemented by a low level of income. The main objective was to provide steady growth while limiting fluctuations to less than those of the overall stock market. As the Pension Plan had a long-term investment horizon, limited liquidity needs, high exposure to purchasing power risk, and little concern for income stability, Intrepid had set the following target asset allocations: 20 percent to 75 percent U.S. equity securities, 0 percent to 20 percent international equities, 0 percent to 30 percent absolute returns, 10 percent to 40 percent corporate bonds, 0 percent to 10 percent REITs, 0 percent to 10 percent commodities, and 5 percent to 28 percent short-term Treasury bonds. Under the plan guidelines, there are no prohibited investment types.
Fair Value Measurement of Plan Assets: The fair value of the major asset classes of the Pension Plan’s assets using the fair value hierarchy as described in the footnote titled Fair Value Measurements and the inputs and valuation techniques used to measure fair value of such assets as of December 31, 2011, and 2010, is as follows (in thousands)

		Fair Value at Reporting Date Using
Asset Class	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$3,000	$3,000	$—	$—
Equity securities:
U.S. large cap equities (1)	36	36	—	—
Fixed income securities:
Corporate bonds (2)	374	70	304	—
Other types of investments:
Hedge funds (3)	348	—	—	348
Total	$3,758	$3,106	$304	$348

		Fair Value at Reporting Date Using
Asset Class	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$177	$177	$—	$—
Equity securities:
U.S. large cap equities (1)	511	511	—	—
U.S. mid cap growth	285	285	—	—
U.S. small cap growth	168	168	—	—
International equities	295	295	—	—
Fixed income securities:
Corporate bonds (2)	725	440	285	—
Other types of investments:
Hedge funds (3)	349	—	—	349
Commodities (4)	149	149	—	—
Real estate:
REIT mutual funds	130	130	—	—
Total	$2,789	$2,155	$285	$349

(1)	This asset class comprises common stock, exchange‑traded funds, mutual funds, and exchange‑traded limited partnerships.

(2)
This asset class represents investment grade bonds of U.S. issuers from diverse industries, investment grade bond mutual funds, and a bond partnership fund that may invest in U.S. Government and Agency securities, corporate bonds, mortgages, asset‑backed securities and whole loans, while taking advantage of a range of maturities.

(3)
This asset class includes a commingled fund of hedge funds which utilize a variety of alternative investment strategies to produce an absolute return on invested capital, largely independent of the various benchmarks associated with traditional asset classes.

(4)
This asset class provides exposure to broad commodity returns, including real returns from inflation‑indexed Treasuries (TIPS), which are actively managed to add incremental return, and price appreciation in the Dow Jones commodity index.

The Pension Plan’s Level 2 investment fund uses Interactive Data Corporation (“IDC”) as a pricing source for its various investments. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. The Pension Plan’s Level 3 investment is a commingled fund of hedge funds that is based on unobservable inputs about which little or no market data exists. Intrepid has engaged an investment manager to monitor and evaluate the reasonableness of assumptions and valuation methodologies of the underlying funds’ investment managers.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3, in thousands):

	Fair Value Using Significant Unobservable Inputs (Level 3)
	Long/Short Strategies	Distressed Investment Strategies	Multi-Strategy Arbitrage	Total
Ending balance at December 31, 2009	$143	$68	$117	$328
Actual return on plan assets still held at the reporting date	3	8	10	21
Purchases, sales, and settlements	—	—	—	—
Ending balance at December 31, 2010	$146	$76	$127	$349
Actual return on plan assets still held at the reporting date	(1)	(1)	—	(2)
Purchases, sales, and settlements	31	(7)	(24)	—
Ending balance at December 31, 2011	$176	$68	$103	$347

Cash Flows
Contributions: Intrepid expects to contribute approximately $1.1 million to the Pension Plan in 2012. The actual amount contributed to the Pension Plan in 2012 will ultimately be determined based on the timing, participant elections with respect to distributions and market returns and conditions at the time of distribution.
Estimated future benefit payments: The benefit payments of $4.9 million, which reflects expected future service, as appropriate, and Intrepid's intent to terminate the Pension Plan as soon as practical, are expected to be paid in 2012.

Note 15	— RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS
In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the year ended December 31, 2011. The total of approximately $12.5 million has been recorded as “Insurance settlements (income) expense from property and business losses” on the consolidated statement of operations in the year ended December 31, 2011. There was no cash impact associated with this event in the year ended December 31, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to Intrepid in April 2011.

Note 16	— RELATED PARTIES
Intrepid has entered into the transactions below with Robert P. Jornayvaz III (“Mr. Jornayvaz”), Intrepid Production Corp. ("IPC") which is owned and controlled by Mr. Jornayvaz, Hugh E. Harvey, Jr. ("Mr. Harvey"), and Harvey Operating and Production Company (“HOPCO”), which is owned and controlled by Mr. Harvey. Messrs. Jornayvaz and Harvey are employees, directors and significant shareholders of Intrepid.
Airplane Use Policy—Under Intrepid’s aircraft use policy, Mr. Jornayvaz, Mr. Harvey, and approved executive officers are allowed personal use of Intrepid’s plane. Any personal use of aircraft may be taxable to the executive officer as a “fringe benefit” under IRS regulations. Additionally, Mr. Jornayvaz and Mr. Harvey may use the plane under dry-leases and reimburse Intrepid the lesser of the actual cost or the maximum amount chargeable under Federal Aviation Regulation 91-501(d). The value of personal use of the airplane was calculated based on the requirements provided by IRS regulations.
An entity known as BH Holdings LLC (“BH”), which is owned by entities controlled by Mr. Jornayvaz and Mr. Harvey, entered into a dry-lease arrangement with Intrepid to allow Intrepid use of an aircraft owned by BH for Intrepid business purposes. Additionally, in January 2009, a dry-lease arrangement by and between Intrepid and Intrepid Production Holdings LLC (“IPH”), which is indirectly owned by Mr. Jornayvaz, became effective to allow Intrepid use of an aircraft owned by IPH for Intrepid business purposes. Both dry-lease rates and dry-lease arrangements were approved by Intrepid’s Audit Committee.

In the year ended December 31, 2011, 2010, and 2009, Intrepid incurred dry-lease charges of $589,000, $200,000, and $330,000, respectively, for BH. As of December 31, 2011, and 2010, accounts payable balances due to BH were $58,000 and $27,000, respectively. In the year ended December 31, 2011, 2010, and 2009, Intrepid incurred dry-lease charges of $280,000, $542,000 and $687,000, respectively, for IPH. As of December 31, 2011, and 2010, the accounts payable balances due to IPH were $36,000 and $17,000, respectively.
Transition Services Agreement and Surface Use Easement Agreements— On April 25, 2008, Intrepid, Intrepid Oil & Gas, LLC (“IOG”), and Intrepid Potash—Moab, LLC (“Moab”) executed a Transition Services Agreement, which has been extended until April 24, 2013. Pursuant to the Transition Services Agreement, IOG may request specified employees of Intrepid or its subsidiaries (other than Mr. Jornayvaz and Mr. Harvey) to provide a limited amount of geology, land title, and engineering services in connection with IOG’s oil and gas ventures. IOG reimburses Intrepid at a rate of cost plus ten percent.

Note 17	— CONCENTRATION OF CREDIT RISK
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
Intrepid’s products are marketed for sale into three primary markets which are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies.
In 2011, 2010, and 2009, one of our distributor customers accounted for approximately 17 percent, 24 percent, and 15 percent, respectively, of our sales, and another distributor customer who accounted for 12 percent, 7 percent and 5 percent of sales, respectively. Although Intrepid considers its relationship with these customers to be very important, Intrepid does not believe that their loss or a significant decline in their purchases would have a material adverse effect upon its financial results due to the regional demands for its product.
Over 91 percent of our sales in each of the three years ended December 31, 2011, 2010, and 2009, are to customers located in the United States.
Intrepid maintains cash accounts with several financial institutions. At times the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 18	— QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Sales	$104,603	$114,000	$119,373	$104,978
Cost of Goods Sold	$52,413	$55,547	$53,719	$51,991
Gross Margin	$42,758	$47,107	$55,138	$41,217
Net Income	$24,917	$25,507	$30,708	$28,279
Earnings Per Share, Basic	$0.33	$0.34	$0.41	$0.38
Earnings Per Share, Diluted	$0.33	$0.34	$0.41	$0.38

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Sales	$96,156	$91,471	$64,318	$107,359
Cost of Goods Sold	$49,182	$53,812	$41,416	$67,253
Costs Associated with Abnormal Production	$—	$—	$—	$470
Gross Margin	$37,646	$26,808	$14,741	$26,876
Net Income	$18,178	$11,659	$3,602	$11,846
Earnings Per Share, Basic	$0.24	$0.16	$0.05	$0.16
Earnings Per Share, Diluted	$0.24	$0.16	$0.05	$0.16

Note 19—RECENT ACCOUNTING PRONOUNCEMENTS
In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Intrepid does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.
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