Form 10-Q
period 2012-03-31
Intrepid Potash, Inc.
filed 2012-05-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2012, the registrant had 75,282,665 shares of common stock, par value $0.001, outstanding.

INTREPID POTASH, INC.

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$60,107	$73,372
Short-term investments	103,081	97,242
Accounts receivable:
Trade, net	43,691	29,304
Other receivables	7,916	6,898
Income tax receivable	2,482	4,493
Inventory, net	51,364	55,390
Prepaid expenses and other current assets	3,916	5,015
Current deferred tax asset	4,352	4,931
Total current assets	276,909	276,645

Property, plant, and equipment, net of accumulated depreciation
of $108,535 and $98,654, respectively	401,485	387,423
Mineral properties and development costs, net of accumulated
depletion of $10,168 and $9,773, respectively	39,151	33,482
Long-term parts inventory, net	9,338	9,559
Long-term investments	11,525	6,180
Other assets	3,856	3,949
Non-current deferred tax asset	206,169	215,632
Total Assets	$948,433	$932,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$16,365	$20,900
Related parties	93	134
Accrued liabilities	16,012	14,795
Accrued employee compensation and benefits	10,081	12,370
Other current liabilities	1,287	1,476
Total current liabilities	43,838	49,675

Asset retirement obligation	9,616	9,708
Other non-current liabilities	2,311	2,354
Total Liabilities	55,765	61,737

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares authorized;
and 75,250,041 and 75,207,533 shares outstanding
at March 31, 2012, and December 31, 2011, respectively	75	75
Additional paid-in capital	565,155	564,285
Accumulated other comprehensive loss	(1,392)	(1,431)
Retained earnings	328,830	308,204
Total Stockholders' Equity	892,668	871,133
Total Liabilities and Stockholders' Equity	$948,433	$932,870
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Sales	$112,243	$104,978
Less:
Freight costs	6,762	7,991
Warehousing and handling costs	3,364	3,277
Cost of goods sold	60,581	51,991
Other	330	502
Gross Margin	41,206	41,217

Selling and administrative	8,257	6,871
Accretion of asset retirement obligation	181	191
Insurance settlement income from property and business losses	—	(12,500)
Other (income) expense	(28)	41
Operating Income	32,796	46,614

Other Income (Expense)
Interest expense, including realized and unrealized derivative
gains and losses	(253)	(113)
Interest income	513	370
Other income	183	259
Income Before Income Taxes	33,239	47,130

Income Tax Expense	(12,613)	(18,851)
Net Income	$20,626	$28,279

Weighted Average Shares Outstanding:
Basic	75,227,387	75,131,142
Diluted	75,317,073	75,263,447
Earnings Per Share:
Basic	$0.27	$0.38
Diluted	$0.27	$0.38

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$20,626	$28,279
Other Comprehensive income:
Pension liability adjustment (net of tax effect of $26 and $10)	39	16
Unrealized gain on investments available for sale (net of tax effect of $3)	—	5
Other Comprehensive income	39	21
Comprehensive income	$20,665	$28,300

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	75,207,533	$75	$564,285	$(1,431)	$308,204	$871,133
Pension liability adjustment, net of $26 tax effect	—	—	—	39	—	39
Net income	—	—	—	—	20,626	20,626
Stock-based compensation	—	—	1,319	—	—	1,319
Excess income tax benefit from stock- based compensation	—	—	(25)	—	—	(25)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	42,508	—	(424)	—	—	(424)
Balance, March 31, 2012	75,250,041	$75	$565,155	$(1,392)	$328,830	$892,668

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$20,626	$28,279
Deferred income taxes	10,042	15,380
Insurance settlement income from property and business losses	—	(12,500)
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	11,256	8,533
Stock-based compensation	1,319	1,112
Unrealized derivative gain	(224)	(321)
Other	963	492
Changes in operating assets and liabilities:
Trade accounts receivable	(14,387)	(14,295)
Other receivables	(1,018)	(454)
Income tax receivable	2,011	3,019
Inventory	4,247	(1,442)
Prepaid expenses and other assets	1,099	951
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,738	190
Other liabilities	(8)	(320)
Net cash provided by operating activities	37,664	28,624

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(32,409)	(28,603)
Additions to mineral properties and development costs	(6,068)	(542)
Purchases of investments	(30,727)	(22,299)
Proceeds from investments	18,722	15,778
Other	2	—
Net cash used in investing activities	(50,480)	(35,666)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(424)	(487)
Excess income tax benefit from stock-based compensation	(25)	372
Proceeds from exercise of stock options	—	254
Net cash (used in) provided by financing activities	(449)	139

Net Change in Cash and Cash Equivalents	(13,265)	(6,903)
Cash and Cash Equivalents, beginning of period	73,372	76,133
Cash and Cash Equivalents, end of period	$60,107	$69,230

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, including settlements on derivatives	$428	$309
Income taxes	$595	$93
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$9,689	$15,802
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”)- a specialty nutrient known as langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines near Carlsbad, New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid has commenced construction of the HB Solar Solution Mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously abandoned mine workings near its current underground operations near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities to utilize in order to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall production costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products, and its extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. When a sale occurs on a delivered basis, Intrepid incurs and, in turn, bills the customer and records as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange for and pay for these costs directly and in these situations, only the product sales are included in gross revenues.
By-product Credits—When by-product inventories are sold, Intrepid records the sale of by-products as a credit to cost of goods sold.
Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks which are ready for sale, mined ore, potash in evaporation ponds and considered work-in-process, and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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
Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories not having turned-over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid’s mineral leases, including royalty provisions, are subject to periodic readjustment by the state and/or federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid’s results of operations and financial position.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, including financial instruments, U.S. government agency, municipal tax-exempt and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through other comprehensive loss. Fair value is assessed using a market-based approach.
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, income tax receivables, and accounts payable, all of which are carried at cost, with the exception for available-for-sale investments which are carried at fair value. The remaining investments approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s senior credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid’s interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subjected to management’s review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.
Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options. The dilutive effect of stock based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted shares of common stock, the shares are issued and therefore are included in the number of issued and outstanding shares.
Stock-Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options, all of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. Performance units are also subject to operational performance or market based conditions.

Note 3	— EARNINGS PER SHARE
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock, non-vested performance units and stock options. For the three months ended March 31, 2012, and 2011, a weighted average of 76,705 and 13,962 non-vested restricted shares of common stock and 176,862 and 115,245 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. In the three months ended March 31, 2012, Intrepid began issuing performance units. For the three months ended March 31, 2012, 2,072 shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$20,626	$28,279

Basic weighted average common shares outstanding	75,227	75,131
Add: Dilutive effect of non-vested restricted shares of common stock	65	78
Add: Dilutive effect of stock options	25	54
Diluted weighted average common shares outstanding	75,317	75,263

Earnings per share:
Basic	$0.27	$0.38
Diluted	$0.27	$0.38

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and held-to-maturity securities held in its investment portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash	$7,034	$812
Commercial paper and money market accounts	53,073	72,560
Total cash and cash equivalents	$60,107	$73,372

Corporate bonds	$97,664	$94,700
Certificates of deposit and time deposits	5,417	2,542
Total short-term investments	$103,081	$97,242

Corporate bonds	$11,525	$6,180
Total long-term investments	$11,525	$6,180

Total cash, cash equivalents and investments	$174,713	$176,794
The fair value of Intrepid’s held-to-maturity investments at March 31, 2012, and December 31, 2011, was not significantly different than their carrying amounts.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of March 31, 2012, and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Product inventory	$28,256	$33,084
In-process mineral inventory	6,945	7,789
Current parts inventory	16,163	14,517
Total current inventory	51,364	55,390
Long-term parts inventory	9,338	9,559
Total inventory	$60,702	$64,949

Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of March 31, 2012, and 2011, Intrepid recorded an impairment charge of approximately $0.3 million and $0.5 million, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Buildings and plant	$106,286	$100,123
Machinery and equipment	289,276	275,115
Vehicles	8,805	8,841
Office equipment and improvements	14,442	14,447
Ponds and land improvements	10,383	10,019
Construction in progress	80,565	77,269
Land	263	263
Accumulated depreciation	(108,535)	(98,654)
Total property, plant, and equipment	$401,485	$387,423

Mineral properties and development costs	$43,500	$42,864
Construction in progress	5,819	391
Accumulated depletion	(10,168)	(9,773)
Total mineral properties and development costs	$39,151	$33,482
“Mineral properties and development costs” include accumulated costs of approximately $1.0 million as of March 31, 2012 and December 31, 2011, associated with the HB Solar Solution mine. We began construction relating to this mine following receipt of a favorable Record of Decision issued by the Bureau of Land Management in March 2012. “Construction in progress” related to property, plant, and equipment associated with the HB Solar Solution mine also includes approximately $34.3 million and $31.6 million as of March 31, 2012 and December 31, 2011, respectively.
Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Depreciation	$10,672	$7,807
Depletion	403	442
Amortization	—	93
Accretion	181	191
Total incurred	$11,256	$8,533

Note 7	— DEBT
In August 2011, Intrepid entered into a $250 million unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. The credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016, is unsecured, and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement governing the facility. There were no amounts outstanding under the unsecured credit facility as of March 31, 2012, or December 31, 2011.

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
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Asset retirement obligation, beginning of period	$9,708	$9,478
Liabilities settled	(273)	—
Accretion of discount	181	191
Total asset retirement obligation, end of period	$9,616	$9,669
The undiscounted amount of asset retirement obligation is $33.1 million as of March 31, 2012, and there are no significant payments expected to take place in the next five years.

Note 9	— COMPENSATION PLANS
Cash Bonus Plan—Intrepid has cash bonus plans that allow participants to earn varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to Intrepid’s performance in certain production, operational, financial, and other areas, as well as the participants’ individual performance. Intrepid accrues cash bonus expense related to the current year’s performance.
Equity Incentive Plan—In 2008, Intrepid’s stockholders adopted a long-term incentive compensation plan, the 2008 Equity Incentive Plan (the “2008 Plan”). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock options under the 2008 Plan. As of March 31, 2012, Intrepid had outstanding a total of 264,570 shares of non-vested restricted shares of common stock, 43,604 non-vested performance units which potentially represent a maximum of 65,406 shares of common stock, and 351,582 stock options. As of March 31, 2012, there were approximately 3.9 million shares of common stock that remain available for issuance under the 2008 Plan.
Non-vested Restricted Shares of Common Stock
Under the 2008 Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted shares of common stock provide voting and dividend rights to the holders of such awards. Upon vesting, the restrictions on the restricted shares of common stock lapse, and they are considered issued and outstanding. In the case of awards issued to consultants, there was a requirement of continued engagement with Intrepid through the time of vesting. All awards to consultants vested fully in January 2009.
From time to time, newly hired or promoted employees are issued restricted shares of common stock, which generally vest on a schedule between one to four years. Since 2009, the Compensation Committee of Intrepid’s Board of Directors has also issued restricted shares of common stock in the first quarter of each year to Intrepid's executive management and other selected employees as part of an annual equity award programs. These awards generally vest ratably over a three-year period.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock,

Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.8 million for both the three months ended March 31, 2012, and 2011. Such amounts were net of estimated forfeiture adjustments. As of March 31, 2012, there was $5.7 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock awards that will be expensed through 2015.
A summary of Intrepid’s non-vested restricted shares of common stock activity for the year ended March 31, 2012, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	164,600	$30.34
Granted	159,551	$24.93
Vested	(59,102)	$26.73
Forfeited	(479)	$32.00
Non-vested restricted shares of common stock, end of period	264,570	$27.88

Performance Units
In 2012, the Compensation Committee of Intrepid's Board of Directors added performance units as a type of equity award that may be issued under the 2008 plan to certain members of Intrepid's executive management. In the three months ended March 31, 2012, as part of the annual equity award program, the Compensation Committee of Intrepid’s Board of Directors issued two types of performance units: an operational performance-based award and a market condition-based award (collectively referred to as "performance awards"). The awards contain service conditions associated with continued employment, as well as a corresponding operational performance or market condition. The satisfaction of the operational performance and the market condition will be measured as of December 31, 2012, and the awards vest ratably over three years. As of March 31, 2012, the maximum number of shares of common stock that may be issued, pending satisfaction of the operational performance condition, which is based on tons produced; the market condition, which is based on Intrepid's stock performance relative to a peer group; and continued employment, is 65,406 shares of common stock.
Non-qualified Stock Options
From 2009 to 2011, under the 2008 Plan, the Compensation Committee of Intrepid’s Board of Directors issued non-qualified stock options in the first quarter of each year to Intrepid's executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over three years. In measuring compensation expense for the grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. No stock options were issued in the first quarter of 2012.
The following assumptions were used to compute the weighted average fair market value of options granted during the three months ended March 31, 2011.

Risk free interest rate	2.6%
Dividend yield	—
Estimated volatility	57%
Expected option life	6 years

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
For the three months ended March 31, 2012, and 2011, Intrepid recognized stock-based compensation related to stock options of approximately $0.4 million, and $0.3 million, respectively. As of March 31, 2012, there was $1.6 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. A summary of Intrepid’s stock option activity for the three months ended March 31, 2012, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	351,582	$26.26	$537,005	7.7	$13.14

Vested or expected to vest, end
of period	344,381	$26.10	$537,005	7.4	$13.02

Exercisable non-qualified
stock options, end of period	252,328	$23.97	$537,005	7.4	$11.37

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2011 was $19.59.

Note 10	— INCOME TAXES
Intrepid’s income tax provision is comprised of the elements below. The effective tax rate was 37.9% and 40.0% for the three months ended March 31, 2012 and 2011, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated domestic production activities deduction. A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Current portion of income tax expense	$2,622	$3,485
Deferred portion of income tax expense	9,991	15,366
Total income tax expense	$12,613	$18,851

Note 11	— COMMITMENTS AND CONTINGENCIES
Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) as its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as its non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty days written notice.
Intrepid has a sales agreement with an entity appointing it the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sale prices were specified to the entity in the agreement subject to cost-based escalators. Wendover is also entitled to certain adjustments in the sale price to the entity based on the final sales price it receives from its customers, as defined by the agreement. Such adjustments in sale price are settled after the entity's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of March 31, 2012, Intrepid had $7.9 million of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of a 1.2% fee paid to the surety bond issuer.
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
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of March 31, 2012. Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2012	$836
For the three months ended March 31, 2011	$1,262

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts, as required by a credit agreement in place at the time. Although Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from its predecessor.
A tabular presentation of the outstanding interest rate derivatives as of March 31, 2012, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%

Natural Gas
From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at March 31, 2012.
The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$825	Other current liabilities	$1,049

The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended March 31,
Derivatives not designated as hedging instruments		2012	2011
Interest rate contracts:
Realized loss	Interest expense	$(266)	$(348)
Unrealized gain	Interest expense	224	321
Total loss	Interest expense	$(42)	$(27)

Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.
Credit Risk
Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities and, therefore, credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid is in a liability position at March 31, 2012, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features as of March 31, 2012.

Note 13	— FAIR VALUE MEASUREMENTS
Intrepid applies the provisions of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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
Intrepid uses Level 1 inputs to measure the fair value of held-to-maturity investments, as it values cash equivalents and investments using quoted market prices.
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2012 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(825)	$—	$(825)	$—

Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying condensed consolidated balance sheets.
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
Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of March 31, 2012, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.
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

Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the assets relating to its Moab facility in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree’s pension plan. In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid has maintained the Pension Plan for the existing participants and for the benefits they had accrued as of that date.
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
The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011
Components of net periodic benefit cost:
Interest cost	$23	$49
Expected return on assets	—	(49)
Amortization of prior service cost	(4)	—
Amortization of actuarial loss	61	25
Net period benefit cost	$80	$25

Note 15	— RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS
In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility near Carlsbad, New Mexico and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million was recorded as “Insurance settlement income from property and business losses” on the condensed consolidated statement of operations for the three months ended March 31, 2011. There was no cash impact associated with this event in the three months ended March 31, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million which was paid to Intrepid in April 2011.

Note 16	— RELATED PARTIES
Surface Use Easement and Water Purchase Agreement— On November 16, 2009, Intrepid Oil & Gas, LLC (“IOG”) and Intrepid Potash—Moab, LLC (“Moab”) executed a Surface Use Easement and Water Purchase Agreement ("the "Agreement") with respect to an oil and gas well (the "Well"). IOG is owned by Robert P. Jornayvaz III, Intrepid's Executive Chairman of the Board, and Hugh E. Harvey, Jr., Intrepid's Executive Vice Chairman of the Board. Pursuant to the Agreement, Moab provided an easement to IOG to drill the Well and provided IOG with the right to purchase water for the drilling of the Well. IOG has plugged and abandoned the Well and reclaimed the Well site location to the satisfaction of the state regulatory agency, other than with respect to those areas that Moab intends to utilize for purposes of its potash operations. On April 26, 2012, Moab and IOG terminated the Surface Use Easement and Water Purchase Agreement, and Moab will assume the remaining reclamation obligations with respect to the Well site location in exchange for the developed well site location.

Note 17—RECENT ACCOUNTING PRONOUNCEMENTS
In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between generally accepted accounting principles in the U.S. ("GAAP") and International Financial Reporting Standards. This

new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting standard did not have a material impact on Intrepid's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in the condensed consolidated financial statements.
    In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, Intrepid does not anticipate material impact on its consolidated financial statements upon adoption.

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
These risks and uncertainties include:

•	changes in the price of potash or Trio®;

•	operational difficulties at our facilities that limit production of our products;

•	operational variances due to geological or geotechnical variances;

•	interruptions in rail or truck transportation services;

•	the ability to hire and retain qualified employees and contractors;

•	changes in demand or supply for potash or Trio®/langbeinite;

•	changes in our reserve estimates;

•
the costs and our ability to successfully construct, commission, and execute the projects that are essential to our business strategy, including the development of our HB Solar Solution mine, the further development of our langbeinite recovery and granulation assets, and our North granulation plant;

•	adverse weather events at our facilities, including events affecting net evaporation rates at our solar solution mining operations;

•	changes in the prices of raw materials, including the price of chemicals, natural gas and power;

•	fluctuations in the costs of transporting our products to customers;

•	changes in labor costs and availability of labor with mining or construction expertise;

•	the impact of federal, state or local government regulations, including environmental and mining regulations, and the enforcement of those regulations;

•	obtaining permitting from applicable federal and state agencies related to the construction and operation of assets;

•	competition in the fertilizer industry;

•	declines in U.S. or world agricultural production;

•	declines in use by the oil and gas industry of potash products in drilling operations;

•	changes in economic conditions;

•	our ability to comply with covenants inherent in our current and future debt obligations to avoid defaulting under those agreements;

•	disruption in credit markets;

•	our ability to secure additional federal and state potash leases to expand our existing mining operations;

•	governmental policy changes that may adversely affect our business; and

•
the other risks and uncertainties detailed in the section entitled Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this Quarterly Report on Form 10-Q.

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are dedicated to the production and marketing of potash and langbeinite (“sulfate of potash magnesia”), a specialty nutrient containing potassium that is produced from langbeinite ore and which we generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutritional supplement. Our primary regional markets include agricultural areas and feed manufacturers in the central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin. In addition to the agricultural regions noted above, we also have sales, primarily of Trio®, that go into the southeastern and eastern United States. Our potash production has a geographic concentration in the central and western United States and is therefore affected by weather and other conditions in this region.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have a current estimated productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite annually. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. We have commenced construction of the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously abandoned mine workings near our current underground operations near Carlsbad, New Mexico. We also have additional opportunities to develop mineralized deposits of potash in New Mexico, which could include the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.
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
We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website is www.intrepidpotash.com.
Recent Events and Market Trends
Our first quarter of 2012 net income was $20.6 million, or $0.27 per share with cash flows from operations of $37.7 million. We had capital investments of $30.8 million in the first quarter of 2012 and ended the quarter with $174.7 million of cash and investments and no debt outstanding. Our production volumes of potash and Trio® were a combined 248,000 tons in the first quarter of 2012, compared to 265,000 tons in the first quarter of 2011. Our production volumes of potash were 218,000 tons in the first quarter of 2012, a slight decrease from the 234,000 tons produced in the first quarter of 2011, while Trio® production volumes were 30,000 tons in the first quarter of 2012, compared to 31,000 tons in the first quarter of 2011. In the first quarter of 2012, as we continued to experience operational, mechanical, and maintenance related issues at our East mine, we produced less potash than in the first quarter of 2011. First quarter production results include the benefit of seasonal production from our Moab facility.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash and virtually all of our potash is sold in the United States. During the first quarter of 2012 and 2011, 92% and 89% of our net sales and essentially all of our gross margin was contributed from the sale of potash.
In the first quarter of 2012, we sold 203,000 tons of potash as compared to 196,000 tons in the first quarter of 2011. Late in the fourth quarter of 2011 and continuing in the early part of the first quarter of 2012, we saw lower potash demand from our customers. Dealers have increased their own storage capacity, and have been drawing down their own inventory levels to meet farmer demand. We also believe farmer buying decisions were affected by macroeconomic factors including uncertainty around global economic stability; and volatility in fertilizer input pricing. As the first quarter progressed, favorable weather conditions in some of our markets, combined with the approaching spring season, provided the driver for increased sales activity.
As described previously, we continue to focus on production flexibility to support all sectors of our business. The completion of investments in granulation capacity in Moab in late 2010 and Wendover in late 2011 allow us to produce a better quality product and to manage inventory levels more effectively. This focus on granulation capacity and efficiency will continue with the planned expansion of our granulation capacity at our North plant in Carlsbad.
The percentage of our sales in each of our markets stayed relatively consistent from 2011 to 2012. Our capital investment program has provided us with the flexibility to meet changing customer demands in the different markets we serve, while maximizing the average realized sales price to our production facilities. Our potash sales mix was approximately as follows for the indicated periods.

	Three Months Ended March 31,
	2012	2011
Agricultural	81%	80%
Industrial	12%	13%
Feed	7%	7%

Recent improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre which need to be matched with potassium application rates to maintain the productivity of agricultural acreage. Over the long term, we believe the replacement of potassium in the soil is critical to continued high-yield agricultural production and the demands placed on soils for plant nutrition. We are also monitoring the declining potassium values in the soil as this trend has the potential to limit yields in the future. The data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years the domestic consumption for potash has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors.
Industrial sales for our standard-sized potash decreased in the first quarter of 2012 as compared to the same period in 2011. Rig counts in areas where we serve the oil and gas sector were up approximately 15% quarter over quarter. However, due to production issues at our East facility, our sales into the industrial market have decreased due to product availability. During the first quarter of 2012, production volumes and costs at our East surface facility were affected by plant availability. As we continue with the commissioning of the Langbeinite Recovery Improvement Project, we expect to see some operating inefficiencies at our East surface plant from time to time, which may result in variations to production levels and significant variability in our cash costs of goods sold. We are focused on improving the reliability and productivity of our East surface plant. We expect industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activities. We believe that potash is the most effective clay-swelling inhibitor available, and we are marketing potash as the drilling fluid additive of choice in our traditional industrial market.
Trio®
In December 2011, we began commissioning of the Langbeinite Recovery Improvement Project, which is designed to improve our langbeinite recovery from 25% - 30% to approximately 50%. Production steadily improved during the first quarter of 2012 and we expect to begin realizing the benefits of increased production in the third quarter of 2012. The market for our Trio® product continues to be strong and we were able to increase the price during the first quarter of 2012.
We sold 28,000 tons of Trio® in the first quarter of 2012 compared to 52,000 tons of Trio® in the first quarter of 2011. This was a result of having fewer tons of Trio® available for sale in 2012 and higher levels of inventory going into the first quarter of 2011. Demand for Trio® continues to exceed supply and we expect that Trio® sales demand will at least meet our production capabilities for the next few quarters. Further, as we were able to achieve a higher average net realized sales price for tons of Trio® sold domestically, our percentage of sales into the export market decreased.

	United States	Export
Trio® only
Three months ended March 31, 2012	76%	24%
Three months ended March 31, 2011	63%	37%

Average Net Realized Sales Price
Domestic pricing of our products is influenced principally by the pricing established by the Canadian producers and other large world producers, as well as the interaction of global potash supply and demand; ocean, land and barge freight rates; and currency fluctuations. Any of these factors could have a positive or negative impact on the price of our products. Potash prices increased in the first quarter of 2012 compared to the first quarter of 2011, and decreased $20 per ton from the fourth quarter of 2011. The strengthening in price we experienced during 2011 was directly linked to the supply and demand fundamentals of the grain markets and the associated profitability of farmers due to strong commodity prices. We announced several price increases for red granular-sized potash during 2011, with our last published price quoted at $560 per ton effective July 8, 2011. However, given the short-term softness of the domestic potash market, which began in late 2011, our average net realized sales price for potash was lower in the first quarter of 2012 as compared to the fourth quarter of 2011.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® in 2012 and 2011.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2012	$477	$302
December 31, 2011	$497	$287
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204

Our average net realized sales price per ton historically has been approximately between 85% and 90% of our posted price driven by a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.
To some degree, international prices influence the prices at which we sell our products. Generally, we benefit from a weakening U.S. dollar. Due to the fact that our sales and costs are denominated in U.S. dollars, the changes in the value of the U.S. dollar against other currencies tend to have less of an effect on us compared to our competitors.

Selected Operations Data
The following table presents selected operations data for the periods noted. Analysis of the details of this information is contained throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

			Change
	Three Months Ended March 31,		Between
	2012	2011	Periods	% Change
Production volume (in thousands of tons):
Potash	218	234	(16)	(7)%
Langbeinite	30	31	(1)	(3)%
Sales volume (in thousands of tons):
Potash	203	196	7	4%
Trio®	28	52	(24)	(46)%

Gross sales (in thousands):
Potash	$101,758	$91,351	$10,407	11%
Trio®	10,485	13,627	(3,142)	(23)%
Total	112,243	104,978	7,265	7%
Freight costs (in thousands):
Potash	4,795	4,883	(88)	(2)%
Trio®	1,967	3,108	(1,141)	(37)%
Total	6,762	7,991	(1,229)	(15)%
Net sales (in thousands):
Potash	96,963	86,468	10,495	12%
Trio®	8,518	10,519	(2,001)	(19)%
Total	$105,481	$96,987	$8,494	9%

Potash statistics (per ton):
Average net realized sales price	$477	$442	$35	8%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	195	166	29	17%
Depreciation, depletion, and amortization	44	29	15	52%
Royalties	17	16	1	6%
Total potash cost of goods sold	$256	$211	$45	21%
Warehousing and handling costs	15	13	2	15%
Average potash gross margin	$206	$218	$(12)	(6)%

Trio® statistics (per ton):
Average net realized sales price	$302	$204	$98	48%
Cash operating cost of goods sold (exclusive of items shown separately below)	221	160	61	38%
Depreciation, depletion, and amortization	61	23	38	165%
Royalties	15	10	5	50%
Total Trio® cost of goods sold	$297	$193	$104	54%
Warehousing and handling costs	14	14	—	—%
Average Trio® gross margin	$(9)	$(3)	$(6)	200%

*
On a per ton basis, by-product credits were $9 and $6 for the three months ended March 31, 2012, and 2011, respectively. By-product credits were $1.8 million and $1.3 million for the three months ended March 31, 2012, and 2011, respectively.

Operating Highlights
Our average net realized sales price of potash increased to $477 per ton in the three months ended March 31, 2012, as compared to $442 per ton in the three months ended March 31, 2011. This was the result of increases in our potash sales price for red granular product from the beginning of 2011 through the fall of 2011. We were able to realize the benefit from the price increases and we continue to focus on obtaining the best net realized sales prices by opportunistically layering in sales to new geographical locations where we can maximize our net realizable sales price.
Overall, we experienced similar potash sales volumes at higher average net realized sales prices in 2012 as compared to 2011. In the first quarter of 2012, in spite of strong farmer economics, farmers adopted a somewhat guarded approach to potash purchasing activity, which we believe was and continues to be a reaction to global economic instability and volatility in commodity pricing.
Our average potash gross margin as a percentage of net sales decreased to 43% in 2012, as compared to 49% in 2011, and was largely attributable to lower production and resulting higher costs at our East mine. In 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash increased to $195 per ton. This result compares to cash operating cost of goods sold, net of by-product credits, for potash of $166 per ton in 2011. The increase in cash operating cost of goods sold between periods was driven by higher inventory carrying values at our East mine as operating time and availability at our East mine was reduced in part due to maintenance issues which in turn caused lower recovery of potash. Our production volume of potash in 2012 was 218,000 tons, or 16,000 tons less than in the first quarter of 2011, the result of the maintenance disruptions mentioned above. As we sell through our East facility inventory in the remainder of 2012, those higher cost tons of potash will be reflected as cost of goods sold. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® to $302 per ton in the first quarter of 2012 from $204 per ton in the first quarter of 2011. The increase in Trio® pricing was the result of strong demand, including stronger net realized sales price for Trio® in the export market for standard-sized product. The increase in net realized sales price for Trio® is partially a result of the agronomic value recognition of the sulfate and magnesium nutrients within Trio® in the fertilizer market. Increase in potassium and sulfate fertilizer prices during the first quarter of 2012 aided the value proposition for all grades of Trio®. During the first quarter of 2012, our posted price for granular-sized Trio® was $340 per ton in January 2012. We were able to realize the benefit of increased prices for our granular-sized Trio® product almost immediately because of our tight inventory position and strong demand. The decrease in Trio® sales volumes in the first quarter of 2012 compared to the first quarter of 2011 was due to lower than anticipated production results and the reduced number of tons available at the end of 2011. Our cash operating cost of goods sold for Trio® increased $61 per ton in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreased production in 2012 as we commission the Langbeinite Recovery Improvement Project.
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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory and production levels. From a total dollar perspective, production costs remained relatively flat in the first quarter of 2012 compared to the first quarter of 2011. As discussed above, the production volumes from our mines were relatively comparable in the first quarter of 2012 to the first quarter of 2011, with the exception of the East facility. The lower volumes at our East facility resulted in a higher comparable per ton cost profile during the first quarter of 2012.
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
We pay royalties to federal, state, and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the first quarter of 2012 and 2011, our average royalty rate was 3.8% and 3.9%, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the first quarter of 2012, and 2011, our effective income tax rate was 37.9%, and 40.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the first quarter of 2012, the total tax expense was $12.6 million. Total tax expense for the first quarter of 2012 was comprised of $2.6 million of current income tax expense and $10.0 million of deferred income tax expense. For the first quarter of 2011, the total tax expense was $18.9 million. For the first quarter of 2011, total tax expense was comprised of $3.5 million of current income tax expense and $15.4 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
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
Outlook for the Remainder of 2012
Sales and Production

Based on strong farmer income in 2011, we believe that farmers continue to have the economic resources to provide balanced nutrition to the current crop in order to maximize yields. We also believe farmers are motivated to replace the nutrients drawn from the soil and, in some cases, to increase the nutrient levels in the soil in order to achieve better yields for their crops into the future. Dealers remain cautious and are reluctant to commit to orders beyond farmers' spring needs. We anticipate that dealers will try to exit the spring season with virtually no inventory. The impact of these more recent trends is increased uncertainty in forecasting demand into the spring and summer. Overall crop commodity prices are more stable and provide farmers an opportunity to obtain significant margins on their crops. Based on the current estimates for a larger corn acreage in 2012 compared to 2011 and favorable opportunity for farmers to maximize yield on all commodities, we believe farmers will apply normal volumes of potash in the spring and fall application seasons. We also evaluate world stock-to-use ratios and expect continued tight grain stocks for an extended period of time assuming a continuation of the current macro trends. Overall, we expect demand in 2012 to be essentially in line with historical norms, with a concentration of sales activity in the spring and fall application seasons. Further, we expect more variability in demand than in past years based on the timing and ultimately the size of the spring and fall application windows. As dealers have pulled back in their willingness to commit to orders and appear to be limiting their inventory risk, we expect a drawdown of inventory levels to continue to the end of the second quarter and, further, expect dealers to look to end the spring season with limited product in their bins. As a result, there is increased uncertainty in forecasting demand into the spring and summer.
In early 2012, some of our competitors announced temporary production curtailments at their facilities to better align their potash inventories with market demand. We believe this is a reaction to global volatility in potash demand. Our approach to reinvesting in our production flexibility and storage facilities has proved to be an effective strategy in times of increased volatility. We currently have adequate inventory storage capacity, and we plan to operate our facilities at full production levels during 2012. In 2012, the seasonal production from our Moab facility was completed during the first quarter and will resume late in the third quarter, while in 2011 the seasonal production from our Moab facility was completed during the second quarter and resumed late in the third quarter. Our strong balance sheet will enable us to execute on our strategic capital investment projects that are designed to increase production and lower per unit costs. We also plan to execute our marketing strategies to expand our geographical footprint, while maximizing profit margins in markets that we serve.
Potash and Trio® Prices
Potash prices have been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price decreased in the first quarter of 2012 sequentially from the fourth quarter of 2011 due to softening of demand late in 2011, which put downward pressure on potash prices. We believe farmers will ultimately purchase and apply fertilizers at historically normal levels over the course of the year to maximize yield and their profit potential. The market softening has been caused by less predictable farmer demand. We anticipate sales during the spring and summer of 2012 will result in average net realized sales prices lower than the $477 per ton realized in the first quarter of 2012. Other factors that may influence pricing for 2012 include international fertilizer demand, our competitors' level of production, net of curtailments, dealer willingness to take inventory price risk, and whether current crop prices and crop nutrients input costs can be sustained.
We continue to have strong demand in excess of our productive capacity for all sizes of our Trio® product. We expect to be able to sell all of our incremental Trio® production at higher average net realized sales prices compared to 2011. Trio® domestic pricing has tended to move in a relatively close relationship to potash, although recently farmers have shown a willingness to pay higher prices for the added value of magnesium and sulfate. Export Trio® pricing continues to show strength as international customers see value relative to alternative products.
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed an investment plan at each of our facilities to supply this demand. The focus of the capital investment program is to maintain safe and reliable production, ensure environmental and regulatory compliance, improve, and modernize equipment, increase reliability of the facilities, and to ultimately increase productivity and recoveries. The expected result of these investments is to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We plan to continue executing and accelerating, when appropriate, our capital strategy. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor in Wendover in late 2011 and in Moab late in 2010. In 2011, our Board of Directors approved plans for additional compaction capacity at our North facility, and we have recently received necessary permits to begin construction. Our Langbeinite Recovery Improvement Project includes a granulation plant that is designed with the capacity to granulate all of our standard-sized Trio® into a premium granular product. The granulation plant associated with the Langbeinite Recovery Improvement Project has achieved substantial completion, and we expect to complete initial commissioning during the second quarter of 2012. Due to the high demand for standard-sized Trio®, certain commissioning activities related to the granulation plant may potentially be delayed until the third quarter, which would allow us the opportunity to sell more standard sized Trio®.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient cash on the balance sheet to react strategically to market conditions. In the first quarter of 2012, we invested approximately $30.8 million in capital projects. The total capital investment in 2012 is estimated to be between $225 and $300 million, including the completion of construction of the granulation plant on the Langbeinite Recovery Improvement Project, construction for the HB Solar Solution mine, the expansion of our North compaction facility, and new wells in Moab to expand the underground horizontal cavern system. The actual level of capital investment for the year will be impacted ultimately by the timing of permitting, deliveries of equipment and construction. A breakdown of our capital investment plan includes approximately $45 to $50 million to replace assets needed to maintain production and complete regulatory compliance projects and $180 to $250 million to increase productive and granulation capacity. We expect our 2012 operating capital programs to be funded out of cash flow and existing cash and investments.
As mentioned previously, we have made a significant investment in our plant assets to produce more langbeinite though our Langbeinite Recovery Improvement Project. This new plant is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and to enable us to granulate all of our standard-sized product, should market conditions warrant. In addition, this project is designed to reduce our water usage and thereby reduce investment in additional capital in water management facilities and storage capacity at our East mine. The overall project is designed to increase our recoveries of langbeinite from the historical recovery rates of approximately 25% to 30% to approximately 50%. Construction of the dense media separation component was substantially complete in December 2011 and commissioning continues to progress, including the granulation component.
We began construction on the HB Solar Solution mine in March 2012, with the receipt of the necessary permits. The total expected investment for the project is between $200 and $230 million. As of March 31, 2012, we have invested $35.3 million to date in engineering, design, permitting, and equipment for this project. We expect first production from the HB Solar Solution mine to occur late in the fall of 2013 after the summer evaporation season, with ramp up of production expected in 2014, and production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.
In addition to the HB project described above, the following are more details of a few of the other significant projects that are scheduled for investment in 2012 to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
The total capital investment for the Langbeinite Recovery Improvement Project is expected to be between $85 and $90 million, of which approximately $79.3 million has been invested to date, with the remaining balance expected to be invested in the second quarter of 2012. Construction for the dense media separation component was substantially completed during the fourth quarter of 2011 and commissioning of that component is expected to be completed during the second quarter of 2012. Substantial completion of the granulation plant component occurred in April 2012 and initial commissioning activities of the granulation plant have begun.

•
The North compaction project is expected to be completed to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine, with completion of the first compaction portion of the plant planned for early 2013 and future plans for expansion as required by production. We recently obtained the necessary permits for the North compaction plant and we began construction in the second quarter of 2012. Total capital investment for the project is expected to be approximately $95 to $100 million, of which approximately $10.6 million has been invested to date.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the expansion of one of the cavern systems in the first quarter of 2012 and are actively engaged in developing a new cavern system through the drilling of additional horizontal wells. This represents a capital investment of approximately $20 to $25 million. The new wells are intended to stabilize existing production levels as well as provide modest production increases. Growing our production utilizing solution mining and solar evaporation is among our strongest investment returns.

All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.

Liquidity and Capital Resources
As of March 31, 2012, we had cash, cash equivalents, and investments of $174.7 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. The $174.7 million was made up of:

•	$7.0 million in cash;

•	$53.1 million in cash equivalent investments, consisting of money market accounts, commercial paper and certificates of deposit with banking institutions that we believe are financially sound;

•
$103.1 million and $11.5 million invested in short and long-term investments, respectively, comprised of certificates of deposit investments of $5.4 million and corporate debt and municipal securities of $109.2 million.

There were no losses on our cash, cash equivalents, and investments during the first quarter of 2012 or 2011.
Our operations are primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility. For the foreseeable future, we believe that our cash, cash equivalents, and investment balances, cash flow from operations, and available borrowings under our unsecured credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities	$37,664	$28,624
Cash flows from investing activities	$(50,480)	$(35,666)
Cash flows from financing activities	$(449)	$139

Operating Activities
Total cash provided by operating activities increased by $9.0 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the non-cash insurance settlement income from property and business losses recognized in the first quarter of 2011, offset by a $5.7 million decrease in inventory as product sales were in excess of production levels in the first quarter of 2012 compared to the first quarter of 2011 when product sales largely matched production levels.
Investing Activities
Total cash used in investing activities increased in the first quarter of 2012 compared to the first quarter of 2011 due to an increase in the amount of cash invested in property, plant, and equipment as well as mineral properties and development costs to $38.5 million in the first quarter of 2012 from $29.1 million in the first quarter of 2011. In the first quarter of 2012, we continued to invest excess cash in higher yielding corporate and government agency securities by purchasing $30.7 million of investments and receiving $18.7 million in proceeds from maturing investments. The maturities of these investments is expected to generally match the cash needs for our capital investments.
Financing Activities
There were no significant financing activities in the first quarter of 2012 or 2011.
Unsecured Credit Facility
In August 2011, we entered into a unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by certain of our material subsidiaries as defined in the agreement governing the facility and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of March 31, 2012.
Outstanding balances under the unsecured senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25% and 2.0%, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25% and 1.0%, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20% and 0.35%, depending on our leverage ratio. The interest rate paid under our unsecured credit facility on any debt varies both with the change in the 3-month LIBOR rate and with our leverage ratio.
Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75 percent of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the previous credit facility at the time of the initial public offering ("IPO"), we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared to closing out the contracts at that time. Interest rates, however, decreased following the IPO, and the liability that we have under these derivative agreements has increased since the date of the IPO. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. The notional amounts for which the rate has been fixed as of March 31, 2012, are displayed below.

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%

Contractual Obligations
As of March 31, 2012, we had contractual obligations totaling $67.9 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	Q2-Q4 2012	2013	2014	2015	2016	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$14,756	$2,540	$3,151	$2,829	$1,465	$1,418	$3,353
Purchase commitments(2)	7,457	7,457	—	—	—	—	—
Natural gas purchase commitments(3)	1,585	1,585	—	—	—	—	—
Pension obligations(4)	1,111	1,111	—	—	—	—	—
Asset retirement obligation(5)	33,175	—	—	—	—	—	33,175
Minimum royalty payments(6)	9,800	294	392	392	392	392	7,938
Total	$67,884	$12,987	$3,543	$3,221	$1,857	$1,810	$44,466

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars, and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

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

(5)
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that none of those expenditures will be required until after 2016. Commitments shown are in today’s dollars and are undiscounted.

(6)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Payments related to derivative contracts cannot be reasonably estimated due to variable market conditions and are not included in the above tables.
Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2012 and 2011
Net Sales and Freight Costs
Net sales of potash increased $10.5 million, or 12%, from $86.5 million for the first quarter of 2011, to $97.0 million for the first quarter of 2012. This change was primarily the result of an increase in the average net realized sales price of $35 per ton, or eight percent, and a slight increase in sales volume of four percent. Despite a short-term decrease in farmer demand for fertilizer during the beginning of the first quarter of 2012, we experienced improved sales as we continue to drive towards expanding our markets through increased flexibility to produce granular product while participating in the pricing provided in the market.
Our production volume of potash in the first quarter of 2012 was 218,000 tons, or 16,000 tons less than in the first quarter of 2011, as we experienced lower production at our East facility, offset by slightly higher production at our Moab facility.
Net sales of Trio® decreased $2.0 million, or 19%, from $10.5 million for the first quarter of 2011, to $8.5 million for the first quarter of 2012, due to a 46% decrease in the volume of sales as we produced 1,000 fewer tons of Trio® in the first quarter of 2012 offset by an increase in the average net realized sales price of 48%. The decrease in sales was a function of availability of product for sale as demand was significantly greater than inventory.
Freight costs decreased $1.2 million, or 15%, for the first quarter of 2012, compared to the first quarter of 2011, due primarily to a decrease in Trio® sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended March 31,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$60.6	$52.0	$8.6	17%
Cost per ton of potash sold(1)	$256	$211	$45	21%
Cost per ton of Trio® sold(2)	$297	$193	$104	54%

(1)	Depreciation, depletion, and amortization expense for potash was $9.0 million and $5.7 million in the first quarter of 2012 and 2011, respectively, which equates to $44 and $29 on a per ton basis.

(2)	Depreciation, depletion, and amortization expense for Trio® was $1.7 million and $1.2 million in the first quarter of 2012 and 2011, respectively, which equates to $61 and $23 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $256 per ton for the first quarter of 2012, compared to $211 per ton for the first quarter of 2011. We experienced higher cash operating cost of goods sold per ton in the first quarter of 2012 as our production costs increased at our East mine due to required maintenance activities. As a result, our per ton carrying value of inventory at the East mine entering the year was higher than at the end of 2010. As we sold through that inventory, and produced high cost tons in the first quarter 2012, these higher cost tons of potash, as well as relatively higher per ton operating costs during the quarter, were reflected as cost of goods sold in 2012. Further, for the full year in 2012, we expect to sell proportionally more product out of our higher cost East facility in Carlsbad due to higher expected improved production rates, which will tend to increase our cost of goods sold on a per ton basis due to the mix of product sold from our East facility. In addition, we realized higher depreciation per ton in the first quarter of 2012 due to an increase in capital projects completed in 2011, combined with lower production in the first quarter of 2012.
Total cost of goods sold of Trio® increased $104 per ton, or 54%, from $193 per ton for the three months ended March 31, 2011 to $297 per ton for the three months ended March 31, 2012. This increase in cost of goods sold on a per ton basis was most significantly impacted by the commissioning of the dense media component of our Langbeinite Recovery Improvement Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011. As we had relatively low volumes of Trio® inventory as of December 31, 2011, those higher per ton production costs subsequently came through as cost of goods sold in the first quarter of 2012.
In total, our cost of goods sold increased $8.6 million, or 17%, from $52.0 million in the first quarter of 2011, to $60.6 million in the first quarter of 2012. Prior to absorption of costs into inventory, the increase in total expense was driven primarily by the higher volumes of potash sold and the higher per unit costs of both potash and Trio®. Costs that increased materially during the first quarter of 2012, compared to the first quarter of 2011, included depreciation and chemicals, partially offset by decreases in natural gas and maintenance costs. Chemicals increased $0.8 million, or 37%, in 2012 due principally to additional chemicals used in the commissioning of the new langbeinite plant at our East mine as well as an increase in consumption. Other changes in cost of goods sold followed from increased labor and contract labor, benefits and employment taxes and property taxes, partially offset by decreased operating supplies and rental costs as well as an increase in by-product credits.
On a comparative basis and within our production costs, depreciation, depletion, and amortization increased $2.7 million, or 36%, in the first quarter of 2012, as a result of the significant capital investment during 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $1.4 million in the first quarter of 2012, as compared to the first quarter of 2011. The change represents a 20% increase from $6.9 million for the first quarter of 2011 to $8.3 million for the first quarter of 2012. This increase is primarily due to additional headcount over 2011 resulting in higher labor and benefits, stock compensation expense and travel expenses to our mines. In addition, we incurred an increase in professional services relative to the prior period, as we incurred less legal related expenses in the first quarter of 2011.
Recognition of Income Associated With Deferred Insurance Proceeds
In the first quarter of 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as “Insurance settlement income from property and business losses” on the consolidated statement of operations for the first quarter of 2011. There was no cash impact associated with this event in the first quarter of 2011, as the previously deferred insurance proceeds were paid to us prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to us in April 2011.
Critical Accounting Policies and Estimates
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our critical accounting policies since December 31, 2011.
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new

guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in the condensed consolidated financial statements.
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk, related to this topic, since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Protests of Pending Applications for Permits to Drill (“APDs”)
Intrepid maintains protests against five APDs in the Secretary's Potash Area submitted by various oil and gas operators, most located on or near our BLM and State of New Mexico potash leases or pending lease modifications. These protests, filed since 2007, do not currently involve any claims against us. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease within a reasonable safety buffer around the wells.
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
Other Matters
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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2012, through January 31, 2012	–	–	–	N/A
February 1, 2012, through February 29, 2012	16,594	$25.55	–	N/A
March 1, 2012, through March 31, 2012	–	–	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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
Our mining operations in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety. MSHA inspects our mines in New Mexico on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. Our mining operations in Utah are subject to regulation by OSHA and, therefore, have been excluded from the information provided in Exhibit 95.1.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Form of Performance Unit Agreement (TSR). (1)+

10.2	Form of Performance Unit Agreement (Production). (1)+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Extension Calculation Linkbase.***

101.LAB	XBRL Extension Label Linkbase.***

101.PRE	XBRL Extension Presentation Linkbase.***

101.DEF	XBRL Extension Definition Linkbase.***

(1)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on March 7, 2012.

*	Filed herewith.

**	Furnished herewith.

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

INTREPID POTASH, INC. (Registrant)

Dated: May 2, 2012	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: May 2, 2012	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: May 2, 2012	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)