Form 10-Q
period 2012-06-30
Intrepid Potash, Inc.
filed 2012-08-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2012, the registrant had 75,229,126 shares of common stock, par value $0.001, outstanding.

INTREPID POTASH, INC.

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$66,843	$73,372
Short-term investments	97,923	97,242
Accounts receivable:
Trade, net	31,948	29,304
Other receivables	9,091	6,898
Income tax receivable	1,715	4,493
Inventory, net	58,963	55,390
Prepaid expenses and other current assets	3,088	5,015
Current deferred tax asset	3,362	4,931
Total current assets	272,933	276,645

Property, plant, and equipment, net of accumulated depreciation
of $119,135 and $98,654, respectively	447,249	387,423
Mineral properties and development costs, net of accumulated
depletion of $10,351 and $9,773, respectively	44,571	33,482
Long-term parts inventory, net	7,393	9,559
Long-term investments	21,143	6,180
Other assets	3,763	3,949
Non-current deferred tax asset	195,718	215,632
Total Assets	$992,770	$932,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$29,024	$20,900
Related parties	359	134
Accrued liabilities	27,445	14,795
Accrued employee compensation and benefits	10,237	12,370
Other current liabilities	596	1,476
Total current liabilities	67,661	49,675

Asset retirement obligation	10,236	9,708
Other non-current liabilities	2,256	2,354
Total Liabilities	80,153	61,737

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares authorized;
and 75,297,477 and 75,207,533 shares outstanding
at June 30, 2012, and December 31, 2011, respectively	75	75
Additional paid-in capital	566,053	564,285
Accumulated other comprehensive loss	(1,354)	(1,431)
Retained earnings	347,843	308,204
Total Stockholders' Equity	912,617	871,133
Total Liabilities and Stockholders' Equity	$992,770	$932,870
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$98,784	$119,373	$211,027	$224,351
Less:
Freight costs	4,823	6,727	11,585	14,718
Warehousing and handling costs	3,005	3,784	6,369	7,061
Cost of goods sold	51,064	53,719	111,645	105,710
Other	(3)	5	327	507
Gross Margin	39,895	55,138	81,101	96,355

Selling and administrative	8,710	8,986	16,967	15,857
Accretion of asset retirement obligation	181	191	362	382
Insurance settlement income from property and business losses	—	—	—	(12,500)
Other expense (income)	85	(4,730)	57	(4,689)
Operating Income	30,919	50,691	63,715	97,305

Other Income (Expense)
Interest expense, including realized and unrealized derivative
gains and losses	(215)	(389)	(468)	(502)
Interest income	526	415	1,039	785
Other income	95	59	278	318
Income Before Income Taxes	31,325	50,776	64,564	97,906

Income Tax Expense	(12,312)	(20,068)	(24,925)	(38,919)
Net Income	$19,013	$30,708	$39,639	$58,987

Weighted Average Shares Outstanding:
Basic	75,279,074	75,184,306	75,253,230	75,157,871
Diluted	75,308,472	75,268,279	75,312,773	75,266,010
Earnings Per Share:
Basic	$0.25	$0.41	$0.53	$0.78
Diluted	$0.25	$0.41	$0.53	$0.78

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$19,013	$30,708	$39,639	$58,987
Other Comprehensive income:
Pension liability adjustment (net of tax effect of $26, $10, $52, and $20, respectively)	38	15	77	31
Unrealized gain on investments available for sale (net of tax effect of $0, $10, $0 and $7, respectively)	—	(16)	—	(11)
Other Comprehensive income	38	(1)	77	20
Comprehensive income	$19,051	$30,707	$39,716	$59,007
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	75,207,533	$75	$564,285	$(1,431)	$308,204	$871,133
Pension liability adjustment, net of $52 tax effect	—	—	—	77	—	77
Net income	—	—	—	—	39,639	39,639
Stock-based compensation	—	—	2,705	—	—	2,705
Excess income tax benefit from stock- based compensation	—	—	(191)	—	—	(191)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	89,944	—	(746)	—	—	(746)
Balance, June 30, 2012	75,297,477	$75	$566,053	$(1,354)	$347,843	$912,617

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,639	$58,987
Deferred income taxes	21,483	30,017
Insurance settlement income from property and business losses	—	(12,500)
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	22,632	17,224
Stock-based compensation	2,705	2,672
Unrealized derivative gain	(497)	(545)
Other	1,985	455
Changes in operating assets and liabilities:
Trade accounts receivable	(2,643)	(11,951)
Other receivables	(2,193)	(6,013)
Income tax receivable	2,778	(4,119)
Inventory	(1,407)	(4,595)
Prepaid expenses and other assets	1,927	1,247
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	12,950	8,714
Other liabilities	(481)	(308)
Net cash provided by operating activities	98,878	79,285

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(75,769)	(63,816)
Additions to mineral properties and development costs	(11,406)	(720)
Insurance settlement proceeds from property and business losses	—	806
Purchases of investments	(65,634)	(52,459)
Proceeds from investments	48,337	32,371
Other	2	—
Net cash used in investing activities	(104,470)	(83,818)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(746)	(1,076)
Excess income tax benefit from stock-based compensation	(191)	427
Proceeds from exercise of stock options	—	299
Net cash used in financing activities	(937)	(350)

Net Change in Cash and Cash Equivalents	(6,529)	(4,883)
Cash and Cash Equivalents, beginning of period	73,372	76,133
Cash and Cash Equivalents, end of period	$66,843	$71,250

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, including settlements on derivatives	$939	$759
Income taxes	$890	$12,605
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$23,165	$9,669
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”); a specialty nutrient known as langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines near Carlsbad, New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid also has an additional solar solution mine that is under development called the HB Solar Solution mine. Construction continues to progress on the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously abandoned mine workings near Intrepid's current underground operations near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determine which of its production facilities to utilize in order to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. As such, product inventory levels and overall production costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium-related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Sales are reported on a gross basis. Intrepid quotes prices to customers both on a delivered basis and on the basis of pick-up at Intrepid’s plants and warehouses. When a sale occurs on a delivered basis, Intrepid incurs and, in turn, bills the customer and records as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange and pay for these costs directly and, in these situations, only the product sales are included in gross revenues.

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
Income Taxes—Intrepid is a subchapter C corporation and therefore is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Intrepid records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full. These determinations are subject to ongoing assessment.
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
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, income tax receivables, and accounts payable, all of which are carried at cost, with the exception for available-for-sale investments which are carried at fair value. The remaining investments approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s senior credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid’s interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subject to management’s review. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of the instruments.
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
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock, non-vested performance units, and stock options. For the three months ended June 30, 2012, and 2011, a weighted average of 142,913 and 42,028 non-vested shares of restricted stock and 199,138 and 174,343 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the six months ended June 30, 2012, and 2011, a weighted average of 109,809 and 27,995 non-vested restricted shares of common stock and 188,000 and 144,794 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. In the six months ended June 30, 2012, Intrepid began issuing performance units. For the three and six months ended June 30, 2012, zero and 1,036 shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$19,013	$30,708	$39,639	$58,987

Basic weighted average common shares outstanding	75,279	75,184	75,253	75,158
Add: Dilutive effect of non-vested restricted shares of common stock	20	39	43	59
Add: Dilutive effect of stock options	7	45	16	49
Add: Dilutive effect of performance units	2	—	1	—
Diluted weighted average common shares outstanding	75,308	75,268	75,313	75,266

Earnings per share:
Basic	$0.25	$0.41	$0.53	$0.78
Diluted	$0.25	$0.41	$0.53	$0.78

Note 4	CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and held-to-maturity securities held in its investment portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash	$2,038	$812
Commercial paper and money market accounts	64,805	72,560
Total cash and cash equivalents	$66,843	$73,372

Corporate bonds	$88,779	$94,700
Certificates of deposit and time deposits	9,144	2,542
Total short-term investments	$97,923	$97,242

Corporate bonds	$21,143	$6,180
Total long-term investments	$21,143	$6,180

Total cash, cash equivalents and investments	$185,909	$176,794
The fair value of Intrepid’s held-to-maturity investments at June 30, 2012, and December 31, 2011, was not significantly different than their carrying amounts.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of June 30, 2012, and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Product inventory	$31,512	$33,084
In-process mineral inventory	8,935	7,789
Current parts inventory	18,516	14,517
Total current inventory	58,963	55,390
Long-term parts inventory	7,393	9,559
Total inventory	$66,356	$64,949

Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Buildings and plant	$106,902	$100,123
Machinery and equipment	299,941	275,115
Vehicles	9,229	8,841
Office equipment and improvements	14,648	14,447
Ponds and land improvements	10,484	10,019
Construction in progress	124,917	77,269
Land	263	263
Accumulated depreciation	(119,135)	(98,654)
Total property, plant, and equipment	$447,249	$387,423

Mineral properties and development costs	$43,495	$42,864
Construction in progress	11,427	391
Accumulated depletion	(10,351)	(9,773)
Total mineral properties and development costs	$44,571	$33,482

Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation	$11,005	$8,147	$21,677	$15,954
Depletion	190	353	593	795
Amortization	—	—	—	93
Accretion	181	191	362	382
Total incurred	$11,376	$8,691	$22,632	$17,224

Note 7	— DEBT
In August 2011, Intrepid entered into a $250 million unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. The credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016, is unsecured, and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement governing the facility. There were no amounts outstanding under the unsecured credit facility as of June 30, 2012, or December 31, 2011.

Note 8	— ASSET RETIREMENT OBLIGATION
Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Intrepid’s asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9% to 8.5%. Revisions to the liability occur due to changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset retirement obligation, beginning of period	$9,616	$9,669	$9,708	$9,478
Liabilities settled	—	—	(273)	—
Changes in estimated obligations	439	—	439	—
Accretion of discount	181	191	362	382
Total asset retirement obligation, end of period	$10,236	$9,860	$10,236	$9,860
The undiscounted amount of asset retirement obligations is $34.2 million as of June 30, 2012, and there are no significant payments expected to take place in the next five years.

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
Equity Incentive Plan—Intrepid’s Board of Directors and stockholders have adopted a long-term incentive compensation plan. The plan is called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the “Plan”). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock options under the Plan. As of June 30, 2012, Intrepid had outstanding a total of 217,729 shares of non-vested restricted shares of common stock, 43,604 non-vested performance units which potentially represent a maximum of 65,406 shares of common stock, and options to purchase 350,983 shares of common stock. As of June 30, 2012, there were approximately 3.9 million shares of common stock that remain available for issuance under the Plan.
Non-vested Restricted Shares of Common Stock
Under the Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers and other key employees. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted shares of common stock provide voting and dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares of common stock lapse, and they are considered issued and outstanding.
From time to time, newly hired or promoted employees are issued restricted shares of common stock, which generally vest on a schedule between one to four years. Since 2009, the Compensation Committee of Intrepid’s Board of Directors (the "Compensation Committee") has also issued restricted shares of common stock in the first quarter of each year to Intrepid's executive management and other selected employees as part of an annual equity award programs. These awards generally vest ratably over a three-year period.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.0 million and $1.2 million for the three months ended June 30, 2012, and 2011, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.9 million and $2.0 million for the six months ended June 30, 2012, and 2011, respectively. These amounts were net of estimated forfeiture adjustments. As of June 30, 2012, there was $5.0 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock awards that will be expensed through 2015.
A summary of Intrepid’s non-vested restricted shares of common stock activity for the six months ended June 30, 2012, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	164,600	$30.34
Granted	159,948	$24.93
Vested	(104,965)	$29.23
Forfeited	(1,854)	$28.19
Non-vested restricted shares of common stock, end of period	217,729	$26.92

Performance Units
In 2012, the Compensation Committee added performance units as a type of equity award that may be issued under the Plan to certain members of Intrepid's executive management. In the six months ended June 30, 2012, as part of the annual equity award program, the Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance condition is based on tons produced, and the market condition is based on Intrepid's stock performance relative to a peer group. The satisfaction of these conditions will be measured as of December 31, 2012, and the awards vest ratably over three years. Assuming continued employment by all grantees through all vesting dates and assuming performance at the maximum level under both conditions, the maximum number of shares of common stock that may be issued under the awards is 65,406.
Non-qualified Stock Options
From 2009 to 2011, under the Plan, the Compensation Committee issued non-qualified stock options in the first quarter of each year to Intrepid's executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over three years. In measuring compensation expense for the grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. No stock options were issued in the first half of 2012.
The following assumptions were used to compute the weighted average fair market value of options granted during the six months ended June 30, 2011.

Risk free interest rate	2.6%
Dividend yield	—
Estimated volatility	57%
Expected option life	6 years

Intrepid’s computation of the estimated volatility was based on the historic volatility of its and selected peer companies' common stock over the expected option life. The peer companies selected have had volatility that was highly correlated to Intrepid’s common stock from the date of the initial public offering to the dates of grant. This peer information has been utilized because Intrepid has insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that matched the option award’s expected life were based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.
For the three months ended June 30, 2012, and 2011, Intrepid recognized stock-based compensation related to stock options of approximately $0.3 million and $0.4 million, respectively. For both the six months ended June 30, 2012, and 2011, total compensation was approximately $0.7 million. As of June 30, 2012, there was $1.3 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. A summary of Intrepid’s stock option activity for the six months ended June 30, 2012, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	350,983	$26.26	$298,167	7.5	$13.14

Vested or expected to vest, end
of period	346,718	$26.15	$298,167	7.2	$13.06

Exercisable non-qualified
stock options, end of period	252,157	$23.97	$298,167	7.2	$11.37

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2011, was $19.59.

Note 10	— INCOME TAXES
Intrepid’s income tax provision is comprised of the elements listed in the table below. Intrepid's effective tax rate was 39.3% and 39.5% for the three months ended June 30, 2012, and 2011, respectively. The effective tax rate was 38.6% and 39.8% for the six months ended June 30, 2012, and 2011, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated domestic production activities deduction. A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current portion of income tax expense	$1,062	$5,430	$3,684	$8,915
Deferred portion of income tax expense	11,250	14,638	21,241	30,004
Total income tax expense	$12,312	$20,068	$24,925	$38,919

Note 11	— COMMITMENTS AND CONTINGENCIES

Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) as its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as its non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with 30 days written notice.
Intrepid has a sales agreement with an entity appointing it the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sale prices were specified to the entity in the agreement subject to cost-based escalators. Wendover is also entitled to certain adjustments in the sales price to the entity based on the final sales price it receives from its customers, as defined by the agreement. Any adjustments in sales price are settled after the entity's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of June 30, 2012, Intrepid had $8.7 million of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of its various facilities. Of this total requirement, $1.3 million consisted of long-term restricted cash deposits reflected in “Other assets” on the balance sheet, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of a 1.2% fee paid to the surety bond issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of June 30, 2012. Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining, and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2012
Three Months Ended June 30, 2012	$945
Six Months Ended June 30, 2012	$1,781

2011
Three Months Ended June 30, 2011	$1,319
Six Months Ended June 30, 2011	$2,580

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates. From time to time, Intrepid uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes and were originally entered into as economic hedges, they have not been designated as hedging instruments.
Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure through the use of interest rate derivative contracts, as required by a credit agreement in place at the time. Although Intrepid repaid its assumed debt obligations after its initial public offering, it has not yet closed its positions in the derivative financial instruments also assumed from its predecessor.
A tabular presentation of the outstanding interest rate derivatives as of June 30, 2012, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%
Natural Gas
From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on the financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at June 30, 2012.
The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	June 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$552	Other current liabilities	$1,049

The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2012	2011	2012	2011
Interest rate contracts:
Realized loss	Interest expense	$(276)	$(365)	$(541)	$(712)
Unrealized gain	Interest expense	273	224	497	545
Total loss	Interest expense	$(3)	$(141)	$(44)	$(167)
Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.
Credit Risk
Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities and, therefore, credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid was in a liability position at June 30, 2012, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features as of June 30, 2012.

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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2012 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(552)	$—	$(552)	$—

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
Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of June 30, 2012, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.

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
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan effective December 31, 2011. Prior to Intrepid's Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by Intrepid prior to the settlement of the liability, which is expected to occur in late 2012 or early 2013.
The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$23	$49	$46	$98
Expected return on assets	—	(49)	—	(98)
Amortization of prior service cost	(4)	—	(8)	—
Amortization of actuarial loss	61	25	122	50
Net period benefit cost	$80	$25	$160	$50

Note 15	— RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS
In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility near Carlsbad, New Mexico and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the six months ended June 30, 2011. The total of approximately $12.5 million was recorded as “Insurance settlement income from property and business losses” on the condensed consolidated statement of operations for the six months ended June 30, 2011. There was no cash impact associated with this event in the six months ended June 30, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million which was paid to Intrepid in April 2011.

Note 16	— RELATED PARTIES
Surface Use Easement and Water Purchase Agreement— On November 16, 2009, Intrepid Oil & Gas, LLC (“IOG”) and Intrepid Potash—Moab, LLC (“Moab”) executed a Surface Use Easement and Water Purchase Agreement ("the "Agreement") with respect to an oil and gas well (the "Well"). IOG is owned by Robert P. Jornayvaz III, Intrepid's Executive Chairman of the Board, and Hugh E. Harvey, Jr., Intrepid's Executive Vice Chairman of the Board. Pursuant to the Agreement, Moab provided an easement to IOG to drill the Well and provided IOG with the right to purchase water for the drilling of the Well. IOG has plugged and abandoned the Well and reclaimed the Well site location to the satisfaction of the state regulatory agency, other than with respect to those areas, a constructed access road and drill pad, which Moab intends to utilize for purposes of its potash operations. On April 26, 2012, Moab and IOG terminated the Surface Use Easement and Water Purchase Agreement, and, in return for the developed access road and drill pad for Moab's use in its potash operations, Moab assumed the remaining reclamation obligations with respect to the Well site location.

Note 17—RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, Intrepid does not anticipate material impact on its consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs, and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements, except as required by law.
These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements.
These risks and uncertainties include:

•	changes in the price, demand, or supply of potash or Trio®/langbeinite

•	circumstances that disrupt or limit our production, including operational difficulties or operational variances due to geological or geotechnical variances

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining or construction expertise

•
the costs of, and our ability to successfully construct, commission and execute, our strategic projects, including the development of our HB Solar Solution mine, the further development of our langbeinite recovery and granulation assets, and our North granulation plant

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines

•	changes in the prices of raw materials, including chemicals, natural gas, and power

•	the impact of federal, state, or local government regulations, including environmental and mining regulations, the enforcement of those regulations, and government policy changes

•	our ability to obtain any necessary government permits relating to the construction and operation of assets

•	changes in our reserve estimates

•	competition in the fertilizer industry

•	declines in U.S. or world agricultural production

•	declines in the use of potash products by oil and gas companies in their drilling operations

•	changes in economic conditions

•	our ability to comply with covenants in our debt-related agreements to avoid a default under those agreements

•	disruption in the credit markets

•	our ability to secure additional federal and state potash leases to expand our existing mining operations

•	the other risks and uncertainties described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by this Quarterly Report on Form 10-Q

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are dedicated to the production and marketing of potash and langbeinite (“sulfate of potash magnesia”). Langbeinite is a specialty nutrient containing potassium that is produced from langbeinite ore and that we generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary nutrients essential to plant formation and growth. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
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
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”). We currently have an estimated annual productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite. Actual production is affected by operating rates, recoveries, mining rates, precipitation and evaporation rates at our solar solution operations, and the amount of development work that we do. Therefore, our production results tend to be lower than our productive capacity. We have an additional solar solution mine that is under development in Carlsbad, New Mexico, called the HB Solar Solution mine. Construction continues to progress on the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously abandoned mine workings close to our current underground operations near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include additional solution mining activities, the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.
Our profitability is directly linked to the sales price of our product, our sales volumes, our production rates, and the resulting production costs of our products. Production costs are impacted by production rates and, to a lesser extent, the price of variable costs such as natural gas and other commodities used in production. Our operating strategy is to run our mining operations and plants at normal and full operating rates to reduce per unit production costs while also focusing on production flexibility and granulation capacity. Our sales strategy is to seek to maximize our margins by selling tonnage into markets where we have freight and logistic advantages based on the location of our facilities, while still selling selected amounts of product into more distant markets to maintain sales volumes. Market prices vary to some degree across the country and we attempt to manage our sales to take advantage of these pricing variations with consideration of freight differentials, recognizing that we need to participate in the pricing established in the market.
We routinely post important information about Intrepid and our business on our website under the Investor Relations tab. Our website is www.intrepidpotash.com.
Recent Events and Market Trends
Our second quarter of 2012 net income was $19.0 million, or $0.25 per share. Our net income for the first six months of 2012 was $39.6 million, or $0.53 per share, with cash flows from operations of $98.9 million. We had capital investments of $62.2 million and $93.0 million in the second quarter of 2012 and the first six months of 2012, respectively. Our capital investments for these periods were significantly higher than the comparable period in 2011 as we ramped up investment activity for our HB Solar Solution mine, our North compaction, and our Moab multi-well horizontal cavern system projects. We ended the quarter with $185.9 million of cash and investments and no debt outstanding. Our production volumes of potash and Trio® were a combined 451,000 tons in the first half of 2012, compared with 518,000 tons in the first half of 2011.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash and virtually all of our potash is sold in the United States. The sale of potash contributed 91% and 92% of our net sales and essentially all of our gross margin during the second quarter of 2012 and 2011, respectively. The sale of potash contributed 91% of our net sales and essentially all of our gross margin during the first six months of 2012 and 2011.
In the second quarter of 2012, we sold 184,000 tons of potash as compared with 225,000 tons in the second quarter of 2011. Our sales in the second quarter of 2012 were stronger than initially expected, as we were able to continue to expand our geographic footprint. The better than expected demand resulted from the diverse markets and crops that we serve. On a comparative basis, we saw lower potash demand from our customers due to a shift to an earlier application of potash in the spring of 2012. We also saw dealers increasing their own storage capacity and drawing down their own inventory levels to meet farmer demand and to reduce their own risk. Dealers demonstrated a cautious approach toward purchasing potash exiting the spring season, not wanting to carry inventory into the summer.
As described previously, we continue to focus on production flexibility to support the diverse markets that comprise our business. The completion of investments in granulation capacity in Moab in late 2010 and Wendover in late 2011 allow us to produce a better quality product and to manage inventory levels more effectively, while allowing us to expand our marketing into customer locations not previously served by Moab. This focus on granulation capacity and efficiency will continue with the construction of a new granulation capacity at our North plant in Carlsbad, New Mexico.
Our diverse customer base and our ability to serve diverse crops aided our efforts to maximize the average net realized sales price for our products while managing our inventory levels.
The percentage of our sales in each of our markets stayed relatively consistent from 2011 to 2012. Our potash sales mix was as follows for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Agricultural	77%	80%	79%	80%
Industrial	16%	14%	14%	14%
Feed	7%	6%	7%	6%

Over the long term, we believe the replacement of potassium in the soil is critical to continued high-yield agricultural production and the demands placed on soils for plant nutrition. Recent improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre which need to be matched with potassium application rates to maintain the productivity of agricultural acreage. We are also looking at trends of the potassium levels in the soil as we believe low potassium soil levels have the potential to limit yields in the future. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years the domestic consumption for potash has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors.
Industrial tons sold for our standard-sized potash decreased slightly in the second quarter of 2012 as compared with the same period in 2011, yet remained stable overall. The reduction was primarily a reflection of decreased inventory of potash available for sale as described below. Rig counts in areas where we serve the oil and gas sector were up approximately 6% from June 30, 2011, to June 30, 2012, and the future drilling activity as indicated by rig contracts is strong. We expect industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activities. We believe that potash is the most effective clay-swelling inhibitor available, and we are marketing potash as the drilling fluid additive of choice in our traditional industrial market.
Our tons sold into the industrial market have decreased due to product availability, primarily from our East facility. We continue to dedicate significant resources focused on the long-term improvement plan to address the production challenges at the East surface plant. We are beginning to see steady and measurable improvement as we execute the plan. Specifically, our production levels of both potash and Trio® at East during the second quarter of 2012 were sequentially higher than the first quarter of 2012. This long-term improvement plan is expected to continue through 2012 and into early 2013. This plan is expected to increase current levels of potash production back to historical levels, as well as provide more consistency to our potash and langbeinite production levels. We have experienced and expect to continue to experience some operating inefficiencies at our East surface plant from time to time, as we work through the plan, which may result in variations in our production levels and cash costs of goods sold.
Trio®
The commissioning of the Langbeinite Recovery Improvement Project is substantially complete with only certain commissioning activities related to the granulation plant delayed. We are realizing higher recovery levels through the dense media separation component of the plant. As the potash plant at our East surface facility realizes increased production as a result of the long-term improvement plan discussed above, we expect to improve the overall recovery of langbeinite. Until the plant production gains are fully realized, we expect our langbeinite processing to continue to be limited. Production steadily improved during the first quarter of 2012 and we are focused on delivering more langbeinite through the East facility to the dense media separation plant. The market for our Trio® product continues to be strong and we were able to increase our net realized sales price for Trio® during the second quarter of 2012.
We sold 26,000 tons of Trio® in the second quarter of 2012 compared with 39,000 tons of Trio® in the second quarter of 2011. This was a result of having fewer tons of Trio® available for sale in 2012 compared with 2011. During the second quarter of 2012, we intentionally built a modest level of inventory to accommodate larger bulk sales and manage shipments more effectively. Further, as we were able to achieve a higher average net realized sales price for tons of Trio® sold domestically and had limited inventory available for export, our percentage of sales into the export market decreased to levels more comparable to historical norms.

	United States	Export
Trio® only
2012
Three Months Ended June 30, 2012	55%	45%
Six Months Ended June 30, 2012	66%	34%

2011
Three Months Ended June 30, 2011	53%	47%
Six Months Ended June 30, 2011	59%	41%

Average Net Realized Sales Price
Domestic pricing of our products is influenced principally by the pricing established by the Canadian producers and other large world producers. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Potash prices increased slightly in the second quarter of 2012 compared with the second quarter of 2011, and decreased sequentially by $12 per ton due to the softness of the domestic potash market which began late in 2011. The increase in net realized sales prices in 2011 was a result of a strengthening potash market where we announced several price increases for granular potash during the year. As dealers remain cautious when making potash purchasing decisions and are attempting to limit their own risk, we expect to see additional price decreases into the third quarter and stable pricing going into the fall. Our last published price for red granular potash was quoted at $525 per ton FOB Carlsbad effective June 22, 2012.
We market Trio® as a specialty nutrient and, therefore, this product has enjoyed a higher market price through 2011 and into 2012.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2011 and into 2012.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
June 30, 2012	$465	$322
March 31, 2012	$477	$302
December 31, 2011	$497	$287
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204

Our average net realized sales price per ton historically has been between approximately 85% and 90% of our posted price driven by a variety of factors, including, but not limited to, the different competitive markets in which we sell our products, associated customer discounts, and the mix of standard-sized and granular-sized product sold into the market.
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

			Change
	Three Months Ended June 30,		Between
	2012	2011	Periods	% Change
Production volume (in thousands of tons):
Potash	170	209	(39)	(19)%
Langbeinite	33	44	(11)	(25)%
Sales volume (in thousands of tons):
Potash	184	225	(41)	(18)%
Trio®	26	39	(13)	(33)%

Gross sales (in thousands):
Potash	$88,755	$108,504	$(19,749)	(18)%
Trio®	10,029	10,869	(840)	(8)%
Total	98,784	119,373	(20,589)	(17)%
Freight costs (in thousands):
Potash	3,291	4,486	(1,195)	(27)%
Trio®	1,532	2,241	(709)	(32)%
Total	4,823	6,727	(1,904)	(28)%
Net sales (in thousands):
Potash	85,464	104,018	(18,554)	(18)%
Trio®	8,497	8,628	(131)	(2)%
Total	$93,961	$112,646	$(18,685)	(17)%

Potash statistics (per ton):
Average net realized sales price	$465	$462	$3	1%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	178	160	18	11%
Depreciation, depletion, and amortization	42	30	12	40%
Royalties	17	16	1	6%
Total potash cost of goods sold	$237	$206	$31	15%
Warehousing and handling costs	14	14	—	—%
Average potash gross margin	$214	$242	$(28)	(12)%

Trio® statistics (per ton):
Average net realized sales price	$322	$222	$100	45%
Cash operating cost of goods sold (exclusive of items shown separately below)	206	160	46	29%
Depreciation, depletion, and amortization	58	19	39	205%
Royalties	16	11	5	45%
Total Trio® cost of goods sold	$280	$190	$90	47%
Warehousing and handling costs	15	15	—	—%
Average Trio® gross margin	$27	$17	$10	59%

*
On a per ton basis, by-product credits were $6 for both the three months ended June 30, 2012, and 2011. By-product credits were $1.2 million and $1.3 million for the three months ended June 30, 2012, and 2011, respectively.

Operating Highlights Three Months Ended June 30, 2012
Our average net realized sales price of potash increased to $465 per ton in the three months ended June 30, 2012, compared with $462 per ton in the three months ended June 30, 2011. We continue to focus on obtaining the best net realized sales prices by opportunistically selling potash to geographically diverse customers serving diverse crops.
We experienced decreased potash sales volumes with sales of 184,000 tons in the second quarter of 2012 compared with 225,000 tons in the second quarter of 2011. In the second quarter of 2012, farmers continued to take a cautious approach to potash purchases. We believe this approach was and continues to be a reaction to drought conditions, global economic instability, and volatility in commodity pricing. Additionally, the dealers and retailers are decreasing working capital risk by establishing more consignment and warehousing arrangements with producers. Fertilizer dealers have confirmed that they exited the spring application season with low levels of inventory, and are making potash purchasing decisions based on more immediate needs and in anticipation of fall demand.
Our average potash gross margin as a percentage of net sales decreased to 46% in the second quarter of 2012, as compared with 52% in the second quarter of 2011. The decrease in potash gross margin was largely attributable to lower production levels and the resultant higher costs per ton. In the second quarter of 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash increased to $178 per ton, compared with $160 per ton in the second quarter of 2011. The increase in cash operating cost of goods sold was driven by higher inventory carrying values at our East mine in 2012. Our higher inventory carrying values at the East facility were the result of reduced operating time and plant availability resulting in fewer tons produced at a higher cost per ton. However, our total production costs, excluding depreciation, depletion, amortization and royalties, net of by-product credits, decreased in the second quarter of 2012 compared with the second quarter of 2011. Our production volume of potash in the second quarter of 2012 was 170,000 tons, or 39,000 tons less than in the second quarter of 2011. The majority of this difference resulted from the conclusion of the seasonal harvest of potash at our Moab facility earlier than in the prior year due to higher relative production levels at the mine during the first quarter of 2012. In the second quarter of 2011, we were able to benefit from favorable brine levels and harvest conditions at our Moab mine, allowing for one additional month of production, compared with the second quarter of 2012. The remaining variance was due to decreased potash production at East. We have put into place a long-term improvement plan for the East mine which is expected to continue through 2012 and into early 2013. As we sell through our East facility inventory in the remainder of 2012, those higher cost tons of potash will be reflected as cost of goods sold. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® to $322 per ton in the second quarter of 2012 from $222 per ton in the second quarter of 2011. The increase in Trio® pricing was the result of strong demand, including stronger net realized sales price for Trio® in the export market for standard-sized product. The increase in net realized sales price for Trio® was enabled by the growing recognition of the agronomic value of the sulfate and magnesium nutrients within Trio®. Increase in potassium and sulfate fertilizer prices during the first six months of 2012 aided the value proposition for all grades of Trio®. In January 2012, we increased our posted price for granular-sized Trio® to $340 per ton. We were able to realize the benefit of increased prices for our granular-sized Trio® product almost immediately because of our tight inventory position and strong demand. The decrease in Trio® sales volumes in the second quarter of 2012 compared with the second quarter of 2011 was due to lower than anticipated production results. In spite of the increase in our cash operating cost of goods sold for Trio® by $46 per ton in the second quarter of 2012 compared with the second quarter of 2011, our cash margin expanded in 2012. The increased cash operating cost of goods sold was primarily due to decreased production in 2012 as we commissioned the Langbeinite Recovery Improvement Project and lower levels of langbeinite being delivered to the dense media separation portion of the East facility.

			Change
	Six Months Ended June 30,		Between
	2012	2011	Periods	% Change
Production volume (in thousands of tons):
Potash	388	443	(55)	(12)%
Langbeinite	63	75	(12)	(16)%
Sales volume (in thousands of tons):
Potash	387	421	(34)	(8)%
Trio®	55	91	(36)	(40)%

Gross sales (in thousands):
Potash	$190,513	$199,855	(9,342)	(5)%
Trio®	20,514	24,496	(3,982)	(16)%
Total	211,027	224,351	(13,324)	(6)%
Freight costs (in thousands):
Potash	8,086	9,369	(1,283)	(14)%
Trio®	3,499	5,349	(1,850)	(35)%
Total	11,585	14,718	(3,133)	(21)%
Net sales (in thousands):
Potash	182,427	190,486	(8,059)	(4)%
Trio®	17,015	19,147	(2,132)	(11)%
Total	$199,442	$209,633	(10,191)	(5)%

Potash statistics (per ton):
Average net realized sales price	$471	$453	18	4%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	187	163	24	15%
Depreciation, depletion, and amortization	43	30	13	43%
Royalties	17	16	1	6%
Total potash cost of goods sold	247	209	38	18%
Warehousing and handling costs	14	14	—	—%
Average potash gross margin	210	230	(20)	(9)%

Trio® statistics (per ton):
Average net realized sales price	$312	$212	100	47%
Cash operating cost of goods sold (exclusive of items shown separately below)	208	160	48	30%
Depreciation, depletion, and amortization	60	21	39	186%
Royalties	16	11	5	45%
Total Trio® cost of goods sold	$284	$192	92	48%
Warehousing and handling costs	14	14	—	—%
Average Trio® gross margin	$14	$6	8	133%

*
On a per ton basis, by-product credits were $8 and $6 for the six months ended June 30, 2012, and 2011, respectively. By-product credits were $3.0 million and $2.5 million for the six months ended June 30, 2012, and 2011, respectively.

Operating Highlights Six Months Ended June 30, 2012

Our average net realized sales price of potash increased to $471 per ton in the six months ended June 30, 2012, as compared with $453 per ton in the six months ended June 30, 2011. This was the result of increases in our potash sales price for product from the beginning of 2011 through the fall of 2011, supported by the diversity of our customers and markets as discussed above.
We experienced decreased potash sales volumes in the comparative six month period in 2012 with sales of 387,000 tons in the first six months of 2012 compared with 421,000 tons in the first six months of 2011. In the first six months of 2012, farmers continued to take a cautious approach to potash purchases. We believe this approach was and continues to be a reaction to risk associated with drought conditions, global economic instability, and volatility in commodity pricing. Additionally, the dealers and retailers are working to decrease their working capital risk by establishing more consignment and warehousing arrangements with producers.
Our average potash gross margin as a percentage of net sales decreased to 45% in the first six months of 2012, as compared with 51% in the first six months of 2011, and was largely attributable to lower production and resulting higher costs at our East mine. In the first six months of 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash increased to $187 per ton. This result compares with cash operating cost of goods sold, net of by-product credits, for potash of $163 per ton in the first six months of 2011. This increase was driven by higher inventory carrying values at our East facility as operating time and availability at our East plant was reduced in part due to plant inefficiencies which in turn caused lower recovery of potash. Our production volume of potash in the first six months of 2012 was 388,000 tons, or 55,000 tons less than in the first six months of 2011, as a result of the factors mentioned above, partially offset by favorable production volumes at our West mine. The lower production rates from our East facility are expected to result in higher per ton costs and will be reflected as cost of goods sold. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® to $312 per ton in the first six months of 2012 from $212 per ton in the first six months of 2011. The increase in Trio® pricing was the result of strong demand, including stronger net realized sales price for Trio® in the export market for standard-sized product, as well as the other factors described above. The decrease in Trio® sales volumes in the first six months of 2012 compared with the first six months of 2011 was due to lower than anticipated production results and the reduced number of tons available at the end of 2011. Our cash margins have increased as a result of the net realized sales price for Trio® increasing more quickly than our cash operating cost of goods sold for Trio® which increased $48 per ton in the first six months of 2012 compared with the first six months of 2011.
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
The volume of product we sell is determined by demand for our products and by our production capabilities. We intend to operate our facilities at steady production levels that provide us with the greatest operating efficiencies. Our facilities operate more efficiently with steady to increasing operating rates rather than constantly adjusting rates. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand. At the current time, we are working to produce at maximum rates relative to staffing levels, plant capacities, and regularly scheduled maintenance.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory and production levels. From a total dollar perspective, production costs have remained relatively flat in 2012 compared with 2011. As discussed above, the production volumes from our mines were relatively comparable in the second quarter of 2012 to the second quarter of 2011, with the exception of the East facility. We have had strong operating results at our largest potash mine, the West mine. We also had strong production from our Wendover and Moab operations in the first half of 2012. The lower volumes at our East facility resulted in a higher comparable per ton cost profile during 2012.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development and downtime for annual maintenance turnarounds, or voluntary shutdowns to manage inventory levels. Our labor and contract labor costs in Carlsbad, New Mexico, may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine is a complex mineralogy, containing a mixed ore body comprised of potash and langbeinite. This complex mineralogy will influence the amount of product tons of potash and langbeinite ultimately produced from the facility, impact our production costs per ton for each product and affect our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases, and these payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three and six months ended June 30, 2012, our average royalty rate was 3.8% in each period. For the three and six months ended June 30, 2011, our royalty rates were 3.5% and 3.7%, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three and six months ending June 30, 2012, our effective income tax rate was 39.3%, and 38.6%, respectively. For the three and six months ending June 30, 2011, our effective income tax rate was 39.5%, and 39.8%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2012, the total tax expense was $12.3 million and $24.9 million, respectively. Total tax expense for the three months ended June 30, 2012, was comprised of $1.1 million of current income tax expense and $11.3 million of deferred income tax expense. There was $3.7 million of current income tax expense and $21.2 million of deferred income tax expense for the six months ended June 30, 2012. For the three and six months ended June 30, 2011, the total tax expense was $20.1 million and $38.9 million, respectively. Total tax expense for the quarter ended June 30, 2011, was comprised of $5.4 million of current tax expense and $14.6 million of deferred income tax expense. For the six months ended June 30, 2011, total tax expense was comprised of $8.9 million of current income tax expense and $30.0 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.
Outlook for the Remainder of 2012
Sales and Production

We expect demand over the full course of 2012 to be essentially in line with historical demand, albeit with increased volatility from quarter to quarter. Dealers are attempting to reduce risk by maintaining minimal inventory levels by purchasing potash primarily for immediate needs. The timing of purchases to meet fall application season demand remains uncertain, particularly given the early spring planting season and the significant drought conditions through much of the Midwestern United States. The hot and dry weather has increased corn crop commodity prices and has increased the risk for lower corn yields. While average farmer economics should remain strong going into the fall application season due to current commodity prices, the drought could severely affect farmers in certain regions. We also evaluate world stock-to-use ratios and expect continued tighter grain stocks for an extended period of time assuming a continuation of the current macro trends. This scenario should result in a supportive economic scenario for farmers into 2013. Further, we expect more variability in the timing of demand than in past years based on the timing and ultimately the size of the fall application window.
We expect that our strong balance sheet will enable us to execute on our strategic capital investment projects that are designed to increase production and lower per ton costs. We also plan to execute our marketing strategies to expand our geographical footprint, while maximizing profit margins in markets that we serve.
Potash and Trio® Prices
Potash prices have been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price decreased in the second quarter of 2012 sequentially from the first quarter of 2012 due to dealers reducing inventory levels through spring season and an earlier than normal summer potash fill, which put downward pressure on potash prices. We believe farmers will seek to maximize their yields and profit potential in 2013, but it is too early to assess potential impacts of the current drought. We anticipate sales during the summer of 2012 will result in average net realized sales prices lower than the $465 per ton realized in the second quarter of 2012. Moving into the third quarter, we are seeing the Canadian and import producers price product at levels that suggest a $20 to $25 sequential decrease in net realizable sale price from the second quarter. Other factors that may influence pricing for 2012 include international fertilizer demand, our competitors' level of production, net of curtailments, dealer willingness to take inventory price risk, and whether current crop prices and crop nutrients input costs can be sustained.
We continue to have strong demand for all sizes of Trio® and we anticipate we will begin to produce limited quantities of premium Trio® late in the third quarter, utilizing our granulation plant that was constructed as part of the Langbeinite Recovery Improvement Project. We expect to be able to sell all of our Trio® production at higher average net realized sales prices compared with 2011. In July 2012, we increased the posted price of granular-sized Trio® to $355 per ton, effective August 1, 2012. Trio® domestic pricing has tended to move in a relatively close relationship to potash, although recently farmers have shown a willingness to pay higher prices for the added value of magnesium and sulfate for this specialty nutrient. Export Trio® pricing continues to show strength as international customers see value relative to alternative products.
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels; therefore, we have developed a capital investment plan at each of our facilities to supply this demand. The focus of the capital investment program is to increase productivity and recoveries while maintaining safe and reliable production, ensure environmental and regulatory compliance, improve, and modernize equipment and increase reliability of the facilities. The expected result of these investments is to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. Our strategy to increase granulation capacity is being undertaken for both potash and Trio®. We successfully completed the construction of a new compactor in Wendover in late 2011 and in Moab late in 2010. In 2011, our Board of Directors approved plans for additional compaction capacity at our North facility, and we have recently begun construction. Our Langbeinite Recovery Improvement Project includes a granulation plant that is designed with the capacity to granulate all of our standard-sized Trio® into a premium granular product. Certain commissioning activities related to the granulation plant have been delayed to allow us an opportunity to focus on our long-term improvement plan at the East plant, and to a lesser extent, to allow us the opportunity to sell more standard-sized Trio® than if commissioning activities were occurring.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient cash on the balance sheet to react strategically to market conditions. In the first six months of 2012, we invested approximately $93.0 million in capital projects. The total capital investment in 2012 is estimated to be between $225 million and $300 million. The largest components of our construction plan for the balance of 2012 center around the HB Solar Solution mine, the North compaction project, and new injection wells in Moab to expand the underground horizontal cavern system. The level of spending for the HB Solar Solution mine and the North compaction project greatly increased in the second quarter of 2012.

The actual level of capital investment for the year will be impacted ultimately by the timing of permitting, deliveries of equipment and construction. A breakdown of our capital investment plan includes approximately $45 million to $50 million to replace assets needed to maintain production and complete regulatory compliance projects and $180 million to $250 million to increase productive and granulation capacity. We expect our 2012 operating capital programs to be funded out of current operating cash flows and existing cash and investments.
Our Langbeinite Recovery Improvement Project is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and to enable us to granulate all of our standard-sized product, should market conditions warrant. Construction of the dense media separation component was substantially complete in December 2011 and commissioning of the granulation component is expected to progress in the third quarter of 2012.
Construction on the HB Solar Solution mine is well underway. Pond construction, and injection, extraction, and water well drilling activities are progressing, and construction of the mill is anticipated to begin late in the third quarter of 2012. We also expect initial injection and extraction activities beginning late in the third quarter 2012. The total expected investment for the project is between $200 million and $230 million. As of June 30, 2012, we had invested $60.5 million in engineering, design, permitting, and equipment for this project. We expect first production from the HB Solar Solution mine to occur late in the fall of 2013 after the summer evaporation season, with ramp up of production expected in 2014, and production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.
In addition to the HB project described above, the following are more details of a few of the other significant projects that are scheduled for investment in 2012 to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
The total capital investment for the Langbeinite Recovery Improvement Project is expected to be between $85 million and $90 million, and we expect to complete the project with a total investment at the low end of that range.

•
We began construction of the North Compaction project in the second quarter of 2012. The North compaction project is expected to be completed to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine, with completion of the first compaction portion of the plant planned for early 2013 and future plans for expansion as required by production. Total capital investment for the project is expected to be approximately $95 million to $100 million, of which approximately $17.3 million has been invested to date.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the expansion of our producing cavern systems in the first quarter of 2012 and are actively engaged in developing a new multi-well horizontal cavern system. This represents a capital investment of approximately $25 million to $30 million. The new wells are intended to stabilize existing production levels as well as provide modest production increases in the following production season. Growing our production utilizing solution mining and solar evaporation is among our strongest investment returns.

All dollar amounts and timing of future capital investments are estimates that are subject to change as projects are further developed, modified, deferred, or canceled.
Liquidity and Capital Resources
As of June 30, 2012, we had cash, cash equivalents, and investments of $185.9 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. The $185.9 million was made up of the following amounts:

•	$2.0 million in cash;

•	$64.8 million in cash equivalent investments, consisting of money market accounts, commercial paper and certificates of deposit with banking institutions that we believe are financially sound; and

•
$97.9 million and $21.2 million invested in short and long-term investments, respectively, comprised of certificates of deposit investments of $9.2 million and corporate debt and municipal securities of $109.9 million.

There were no losses on our cash, cash equivalents, and investments during the first six months of 2012 or 2011.
Our operations are primarily funded from cash on hand and cash generated by operations. We also have the ability to borrow under our unsecured credit facility, if necessary. For the foreseeable future, we believe that our cash, cash equivalents, and investment balances, cash flow from operations, and available borrowings under our unsecured credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities	$98,878	$79,285
Cash flows from investing activities	$(104,470)	$(83,818)
Cash flows from financing activities	$(937)	$(350)

Operating Activities
Total cash provided by operating activities increased primarily due to the non-cash insurance settlement income from property and business losses recognized in the first six months of 2011, and a decrease in accounts receivable of $9.3 million as product sales during the first six months of 2012 were lower than product sales in the first six months of 2011.
Investing Activities
Total cash used in investing activities increased due to an increase in the amount of cash invested in property, plant, and equipment as well as mineral properties and development costs to $87.2 million in the six months ended June 30, 2012, from $64.5 million in the six months ended June 30, 2011. In the first six months of 2012, we continued to invest excess cash in higher yielding corporate and government agency securities by purchasing $65.6 million of investments and receiving $48.3 million in proceeds from maturing investments. The maturities of these investments are expected to generally match the cash needs for our capital investments.
Financing Activities
We did not have any significant financing activities in the six months ended June 30, 2012, or 2011.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by certain of our material subsidiaries as defined in the agreement governing the facility and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of June 30, 2012.
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
Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75% of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the previous credit facility at the time of our initial public offering ("IPO"), we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared with closing out the contracts at that time. Interest rates, however, decreased following our IPO, and the liability that we have under these derivative agreements has increased since the date of our IPO. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates in December 2012. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. The notional amounts for which the rate has been fixed as of June 30, 2012, are displayed below.

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%

Contractual Obligations
As of June 30, 2012, we had contractual obligations totaling $65.8 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	Q3-Q4 2012	2013	2014	2015	2016	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$14,711	$1,745	$3,261	$2,939	$1,576	$1,528	$3,662
Purchase commitments(2)	5,048	5,048	—	—	—	—	—
Natural gas purchase commitments(3)	1,043	1,043	—	—	—	—	—
Pension obligations(4)	1,019	1,019	—	—	—	—	—
Asset retirement obligation(5)	34,202	—	—	—	—	—	34,202
Minimum royalty payments(6)	9,800	196	392	392	392	392	8,036
Total	$65,823	$9,051	$3,653	$3,331	$1,968	$1,920	$45,900

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars, and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index-dependent rates plus $0.02, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
In December 2011, Intrepid adopted resolutions to terminate the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan") effective December 31, 2011. Prior to our Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by us prior to the settlement of the liability, which is expected to occur in the second half of 2012 or in early 2013. We expect to record an additional expense at the time of funding in an amount equal to the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.

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
Off-Balance Sheet Arrangements
As of June 30, 2012, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2012, and 2011

Net Sales and Freight Costs
Net sales of potash decreased $18.6 million, or 18%, from $104.0 million for the three months ended June 30, 2011, to $85.5 million for the three months ended June 30, 2012. This change was primarily the result of an 18% decrease in sales volume, slightly offset by an increase in the average net realized sales price of $3 per ton, or 1%. We saw lower potash demand from our customers in the second quarter of 2012 as dealers have increased their own storage capacity, and have been drawing down their inventory levels to meet farmer demand and to reduce their own risk. Dealers have demonstrated a cautious approach toward potash purchases going into the summer months.
Our production volume of potash in the second quarter of 2012 was 170,000 tons, or 39,000 tons less than in the second quarter of 2011, as we experienced lower production at our East and Moab facilities. In 2012, the seasonal production from our Moab facility was completed during the first quarter and will resume late in the third quarter. In 2011, the seasonal production from our Moab facility was completed early in the second quarter and resumed late in the third quarter.
Net sales of Trio® decreased $0.1 million, or 2%, from $8.6 million for the three months ended June 30, 2011, to $8.5 million for the three months ended June 30, 2012, due to a 33% decrease in the volume of sales of Trio® in the second quarter of 2012 offset by an increase in the average net realized sales price of 45%. The decrease in sales was a function of availability of product for sale from our East facility, as demand remains high.
Freight costs decreased $1.9 million, or 28%, for the second quarter of 2012, compared with the second quarter of 2011, due primarily to a decrease in sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended June 30,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$51.1	$53.7	$(2.6)	(5)%
Cost per ton of potash sold(1)	$237	$206	$31	15%
Cost per ton of Trio® sold(2)	$280	$190	$90	47%

(1)
Depreciation, depletion, and amortization expense for potash was $7.8 million and $6.7 million in the three months ended June 30, 2012, and 2011, respectively, which equates to $42 and $30 on a per ton basis.

(2)
Depreciation, depletion, and amortization expense for Trio® was $1.5 million and $0.7 million in the three months ended June 30, 2012, and 2011, respectively, which equates to $58 and $19 on a per ton basis.

Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $237 per ton for the second quarter of 2012, compared with $206 per ton for the second quarter of 2011. We experienced higher cash operating cost of goods sold per ton in the second quarter of 2012 caused by higher inventory carrying values at our East mine in 2012 as operating time and availability at our East mine was reduced, resulting in fewer tons produced. These higher cost tons of potash, as well as relatively higher per ton operating costs during the quarter, were reflected as cost of goods sold in 2012. We expect our cash operating cost of goods sold to begin to trend lower in the second half of 2012 as our Moab production resumes and as we are able to progress our long-term improvement plan at the East mine. In addition, we realized higher depreciation per ton in the second quarter of 2012 due to an increase in capital projects completed in 2011, combined with lower production in the second quarter of 2012.
Total cost of goods sold of Trio® increased $90 per ton, or 47%, from $190 per ton for the three months ended June 30, 2011, to $280 per ton for the three months ended June 30, 2012. The majority of this increase was depreciation associated with the investment in the Langbeinite Recovery Improvement Project. This increase in cost of goods sold on a per ton basis was most significantly impacted by the commissioning of the dense media component of our Langbeinite Recovery Improvement Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011.
In total, our cost of goods sold decreased $2.6 million, or 5%, from $53.7 million in the three months ended June 30, 2011, to $51.1 million in the three months ended June 30, 2012. Prior to absorption of costs into inventory, the decrease in total expense was driven primarily by the lower volumes of potash sold offset by higher per unit costs of both potash and Trio®. Costs that decreased materially during the second quarter of 2012, compared with the second quarter of 2011, included contract labor and natural gas, partially offset by increased depreciation, labor, benefits and employment taxes. Contract labor decreased $1.6 million, or 47%, due to a reduction in necessary contract labor as we increased our employee headcount from the second quarter of 2011. The increased headcount also resulted in higher labor and benefit costs. In addition, natural gas costs decreased $1.0 million, or 40%, due principally to lower market rates for this commodity. Other changes in cost of goods sold followed from decreased operating supplies, royalties, and maintenance costs, partially offset by increased chemical and reagent costs.
On a comparative basis and within our production costs, depreciation, depletion, and amortization increased $2.7 million, or 35%, in the second quarter of 2012, as a result of the significant capital investments being brought on line over the last year. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Results of Operations for the Six Months Ended June 30, 2012, and 2011
Net Sales and Freight Costs
Net sales of potash decreased $8.1 million, or 4%, from $190.5 million for the six months ended June 30, 2011, to $182.4 million for the six months ended June 30, 2012. This change was primarily the result of a decrease in sales volume of 8% offset by an increase in the average net realized sales price of $18 per ton, or 4%. We experienced lower potash demand from our customers in the six months ended June 30, 2012, as dealers have increased their own storage capacity, and have been drawing down their inventory levels to meet farmer demand and to reduce their own risk.
Our production volume of potash in the first six months of 2012 was 388,000 tons, or 55,000 tons less than in the first six months of 2011, as we experienced lower production at our East facility and at our Moab facility. In 2012, the seasonal production from our Moab facility was completed during the first quarter and will resume late in the third quarter, while in 2011 the seasonal production from our Moab facility was completed early in the second quarter and resumed late in the third quarter.
Net sales of Trio® decreased $2.1 million, or 11%, from $19.1 million for the six months ended June 30, 2011, to $17.0 million for the six months ended June 30, 2012, due to a 40% decrease in the volume of sales offset by an increase in the average net realized sales price of 47%. The decrease in sales was a function of availability of product for sale as demand was significantly greater than inventory.
Freight costs decreased $3.1 million, or 21%, for the first six months of 2012, compared with the first six months of 2011, due primarily to a decrease in sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Six Months Ended June 30,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$111.6	$105.7	$5.9	6%
Cost per ton of potash sold(1)	$247	$209	$38	18%
Cost per ton of Trio® sold(2)	$284	$192	$92	48%

(1)
Depreciation, depletion, and amortization expense for potash was $16.8 million and $12.4 million in the first six months of 2012 and 2011, respectively, which equates to $43 and $30 on a per ton basis.

(2)	Depreciation, depletion, and amortization expense for Trio® was $3.3 million and $1.9 million in the first six months of 2012 and 2011, respectively, which equates to $60 and $21 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $247 per ton for the first six months of 2012, compared with $209 per ton for the first six months of 2011. We experienced higher cash operating cost of goods sold per ton in the first six months of 2012 caused by higher per ton production costs at our East mine in 2012 as operating time and availability at our East mine was reduced resulting in fewer tons produced. As a result, our per ton carrying value of inventory at the East mine entering the year was higher than at the end of 2010. As we sold through that inventory, and produced high cost tons in the first six months of 2012, these higher cost tons of potash were reflected as cost of goods sold in 2012. We expect our cash operating cost of goods sold to begin to trend lower in the second half of 2012 as our Moab production resumes and as we are able to progress on our long-term improvement plan at the East mine. In addition, we realized higher depreciation per ton in the first six months of 2012 due to an increase in capital projects completed in 2011, combined with lower production in the first six months of 2012.
Total cost of goods sold of Trio® increased $92 per ton, or 48%, from $192 per ton for the six months ended June 30, 2011, to $284 per ton for the six months ended June 30, 2012. This increase in cost of goods sold on a per ton basis was most significantly impacted by the commissioning of the dense media component of our Langbeinite Recovery Improvement Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011. As we had relatively low volumes of Trio® inventory as of December 31, 2011, those higher per ton production costs subsequently came through as cost of goods sold in the first six months of 2012.
In total, our cost of goods sold increased $5.9 million, or 6%, from $105.7 million in the first six months of 2011, to $111.6 million in the first six months of 2012. Prior to absorption of costs into inventory, the increase in total expense was driven primarily by the higher volumes of potash sold and the higher per unit costs of both potash and Trio®. Costs that increased materially during the first six months of 2012, compared with the first six months of 2011, included depreciation, chemicals, labor, benefits and employment taxes, partially offset by decreases in contract labor, natural gas, maintenance costs and operating supplies.
Chemicals increased $1.6 million, or 38%, for the first six months of 2012 due principally to additional chemicals used in the commissioning of the new langbeinite plant at our East mine as well as an increase in consumption. In addition, labor and benefit costs increased $3.5 million, or 10%, due to additional headcount over the first six months of 2011 causing a reduction in contract labor. Other changes in cost of goods sold followed from increased property taxes, offset by decreased short-term operating lease costs as well as an increase in by-product credits.
On a comparative basis and within our production costs, depreciation, depletion, and amortization increased $5.4 million, or 35%, in the first six months of 2012, as a result of the significant capital investment during 2011 and the first half of 2012. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $1.1 million in the first six months of 2012, as compared with the first six months of 2011. The change represents a 7% increase from $15.9 million for the first six months of 2011 to $17.0 million for the first six months of 2012. This increase is primarily due to additional headcount over 2011 resulting in higher labor and benefits, partially offset by a reduction in short-term incentive compensation expense as the 2011 performance metrics were achieved at a higher percentage. We incurred an increase in professional services in 2012 compared with 2011.
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
Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2011, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2011.
Recent Accounting Pronouncements

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2011, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2012, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting," as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Protests of Pending Applications for Permits to Drill (“APDs”)
Intrepid maintains protests against three APDs in the Secretary's Potash Area submitted by various oil and gas operators. Each of the APDs is located on one of our BLM potash leases or pending lease modifications. These protests, filed since 2010, do not currently involve any claims against us. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, certain of these wells could interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease within a reasonable safety buffer around the wells.
In particular, in 2008, we intervened in a proceeding before the New Mexico Oil Conservation Division (“OCD”) in support of the Division's denial of the APD for the Laguna State “16” Well No. 2, proposed by Fasken Oil & Ranch Ltd. (“Fasken”), Case No. 14116, which would be located on state lands approximately half a mile from the workings of our North mine. After several years of court activity, including appeals, the parties resolved the matter to their mutual satisfaction, and by order dated May 26, 2012, the matter was dismissed by the Santa Fe District Court where it was on appeal.
Other Matters
We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our consolidated financial position or the results of operations. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
Existing and further oil and gas development in the Secretary's Potash Area in New Mexico could prevent us from mining potash reserves or deposits within the necessary safety pillar around oil and gas wells.
Presently, the drilling of oil and gas wells in the Secretary's Potash Area is regulated by the 1986 Order of the U.S. Secretary of the Interior as to federal lands (which constitute the vast majority of the Secretary's Potash Area). In January 2012, the Secretary of the Interior requested that a joint committee of representatives from the two potash companies with operations in the Secretary's Potash Area and the largest oil and gas operators and leaseholders in the Secretary's Potash Area provide the Secretary with their recommendations for revisions to the Secretarial Order to better promote orderly co-development of both resources in a manner consistent with safety and resource conservation. This joint committee met regularly for more than three months and provided the requested recommendations to the Secretary for his consideration. On July 13, 2012, the Department of the Interior published in the Federal Register for 30-day public comment a draft Secretarial Order regulating potash and oil and gas development on federal lands within the Secretary's Potash Area (the “draft 2012 Secretarial Order”). The draft 2012 Secretarial Order gives due consideration to the joint industry committee's recommendations and, if ultimately entered in substantially the same form as proposed after consideration of any public comment received, should promote more orderly co-development of both resources in the Secretary's Potash area in a manner consistent with safety and resource conservation. Nonetheless, the risk remains that, even under the draft 2012 Secretarial Order, as finalized and entered, oil and gas drilling may occur in the Secretary's Potash Area that may limit our ability to mine valuable potash reserves or mineralized deposits in the future because of setbacks from oil and gas wells and the establishment of unminable “buffer areas” around oil or gas wells. It is also possible that the BLM could determine in the future that the size of these unminable “buffer areas” should be larger which could impact our ability to mine our potash reserves or mineralized deposits. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission and, where appropriate, protest applications for drilling permits that we believe should not be drilled consistent with the operative Secretarial Order or operative state rules and that may impair our ability to mine our potash reserves or mineralized deposits and/or put at risk the safety of our potash miners. We may not prevail in any such protest or be able to prevent wells from being drilled in the vicinity of our potash reserves or mineralized deposits. Our potash reserves may be significantly impaired if, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2012, through April 30, 2012	13,239	$24.43	–	N/A
May 1, 2012, through May 31, 2012	–	–	–	N/A
June 1, 2012, through June 30, 2012	–	–	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health and to comply with mining-related regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with the Mine Safety and Health Administration ("MSHA") and the New Mexico Bureau of Mine Safety to identify and implement promising new accident prevention techniques and practices.
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
The list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 1, 2012	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: August 1, 2012	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: August 1, 2012	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Intrepid Potash, Inc. Short-Term Incentive Plan.(1)+

10.2	Intrepid Potash, Inc. Equity Incentive Plan.(1)+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema.***

101.CAL	XBRL Extension Calculation Linkbase.***

101.LAB	XBRL Extension Label Linkbase.***

101.PRE	XBRL Extension Presentation Linkbase.***

101.DEF	XBRL Extension Definition Linkbase.***

(1)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 30, 2012.

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

+	Management contract.