Form 10-Q
period 2012-09-30
Intrepid Potash, Inc.
filed 2012-11-01
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2012, the registrant had 75,299,126 shares of common stock, par value $0.001, outstanding.

INTREPID POTASH, INC.

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$55,115	$73,372
Short-term investments	74,638	97,242
Accounts receivable:
Trade, net	47,796	29,304
Other receivables	9,658	6,898
Income tax receivable	—	4,493
Inventory, net	56,466	55,390
Prepaid expenses and other current assets	6,696	5,015
Current deferred tax asset	4,207	4,931
Total current assets	254,576	276,645

Property, plant, and equipment, net of accumulated depreciation
of $130,103 and $98,654, respectively	484,563	387,423
Mineral properties and development costs, net of accumulated
depletion of $10,613 and $9,773, respectively	69,969	33,482
Long-term parts inventory, net	7,493	9,559
Long-term investments	16,146	6,180
Other assets	4,338	3,949
Non-current deferred tax asset	187,768	215,632
Total Assets	$1,024,853	$932,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$22,818	$20,900
Related parties	18	134
Accrued liabilities	27,466	14,795
Accrued employee compensation and benefits	12,552	12,370
Other current liabilities	2,058	1,476
Total current liabilities	64,912	49,675

Asset retirement obligation	10,776	9,708
Other non-current liabilities	2,206	2,354
Total Liabilities	77,894	61,737

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares authorized;
and 75,299,126 and 75,207,533 shares outstanding
at September 30, 2012, and December 31, 2011, respectively	75	75
Additional paid-in capital	567,088	564,285
Accumulated other comprehensive loss	(1,314)	(1,431)
Retained earnings	381,110	308,204
Total Stockholders' Equity	946,959	871,133
Total Liabilities and Stockholders' Equity	$1,024,853	$932,870
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$129,350	$114,000	$340,377	$338,351
Less:
Freight costs	9,699	7,602	21,284	22,320
Warehousing and handling costs	4,234	3,556	10,603	10,617
Cost of goods sold	63,382	55,547	175,027	161,257
Other	181	188	508	695
Gross Margin	51,854	47,107	132,955	143,462

Selling and administrative	8,039	8,277	25,006	24,134
Accretion of asset retirement obligation	181	184	543	566
Insurance settlement income from property and business losses	—	—	—	(12,500)
Other expense (income)	83	(3,115)	140	(7,804)
Operating Income	43,551	41,761	107,266	139,066

Other Income (Expense)
Interest expense, including realized and unrealized derivative
gains and losses	(221)	(175)	(689)	(677)
Interest income	487	446	1,526	1,231
Other income	135	22	413	340
Income Before Income Taxes	43,952	42,054	108,516	139,960

Income Tax Expense	(10,685)	(16,547)	(35,610)	(55,466)
Net Income	$33,267	$25,507	$72,906	$84,494

Weighted Average Shares Outstanding:
Basic	75,298,838	75,202,504	75,268,544	75,172,912
Diluted	75,350,216	75,300,272	75,325,450	75,277,594
Earnings Per Share:
Basic	$0.44	$0.34	$0.97	$1.12
Diluted	$0.44	$0.34	$0.97	$1.12

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$33,267	$25,507	$72,906	$84,494
Other Comprehensive income:
Pension liability adjustment (net of tax effect of $26, $10, $77, and $30, respectively)	39	15	117	46
Unrealized gain on investments available for sale (net of tax effect of $0, $9, $0 and $16, respectively)	—	(14)	—	(25)
Other Comprehensive income	39	1	117	21
Comprehensive income	$33,306	$25,508	$73,023	$84,515
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	75,207,533	$75	$564,285	$(1,431)	$308,204	$871,133
Pension liability adjustment, net of $77 tax effect	—	—	—	117	—	117
Net income	—	—	—	—	72,906	72,906
Stock-based compensation	—	—	3,678	—	—	3,678
Issuance of common stock upon exercise of stock options	1,649	—	34	—	—	34
Excess income tax benefit from stock- based compensation	—	—	(163)	—	—	(163)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	89,944	—	(746)	—	—	(746)
Balance, September 30, 2012	75,299,126	$75	$567,088	$(1,314)	$381,110	$946,959

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$72,906	$84,494
Deferred income taxes	28,588	42,614
Insurance settlement income from property and business losses	—	(12,500)
Items not affecting cash:
Depreciation, depletion, amortization, and accretion	34,727	26,043
Stock-based compensation	3,678	3,776
Unrealized derivative gain	(769)	(913)
Other	2,939	1,565
Changes in operating assets and liabilities:
Trade accounts receivable	(18,491)	(10,395)
Other receivables	(2,760)	(9,834)
Income tax receivable	4,493	(552)
Inventory	989	(6,996)
Prepaid expenses and other assets	(1,681)	(541)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	6,716	13,243
Other liabilities	985	(392)
Net cash provided by operating activities	132,320	129,612

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(123,054)	(100,936)
Additions to mineral properties and development costs	(36,978)	(780)
Insurance settlement proceeds from property and business losses	—	806
Purchases of investments	(83,325)	(78,360)
Proceeds from investments	93,496	42,779
Other	2	—
Net cash used in investing activities	(149,859)	(136,491)

Cash Flows from Financing Activities:
Debt issuance costs	(61)	(1,454)
Employee tax withholding paid for restricted stock upon vesting	(746)	(1,077)
Excess income tax benefit from stock-based compensation	55	434
Proceeds from exercise of stock options	34	330
Net cash used in financing activities	(718)	(1,767)

Net Change in Cash and Cash Equivalents	(18,257)	(8,646)
Cash and Cash Equivalents, beginning of period	73,372	76,133
Cash and Cash Equivalents, end of period	$55,115	$67,487

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, including settlements on derivatives	$1,356	$1,165
Income taxes	$1,162	$12,983
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$24,550	$14,472
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”); a specialty nutrient known as langbeinite; and by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®. Intrepid owns five active potash production facilities, three in New Mexico, and two in Utah. Production comes from two underground mines near Carlsbad, New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Intrepid also has an additional solar solution mine that is under development called the HB Solar Solution mine. Construction continues to progress on the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously idled mine workings close to Intrepid's current underground operations near Carlsbad, New Mexico. Through September 30, 2012, Intrepid has invested $99.2 million in the HB Solar Solution mine. Intrepid manages its sales and marketing operations centrally. This approach enables Intrepid to determine which of its production facilities to utilize in order to fill customers’ orders to realize the highest average net realized sales price. Accordingly, Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium-related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation— In the opinion of Intrepid, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to state fairly its financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Intrepid's Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements.
The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant estimates include those for proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of derivative financial instruments, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid’s mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.
Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is not recognized for these transactions until shipment because the risks and rewards of ownership have transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.
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
Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks that are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
Intrepid evaluates its production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and expensed directly during the applicable period. The assessment of normal production levels is judgmental and is unique to each period. Intrepid models normal production levels and evaluates historical ranges of production by operating plant in assessing what is deemed to be normal.
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
Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if an asset’s total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
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
Leases—Upon entering into leases, Intrepid evaluates whether leases are operating or capital leases. Operating lease expense is recognized as incurred. If lease payments change over the contractual term or involve contingent amounts, the total cost over the term is recognized on a straight-line basis.
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
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, income tax receivables, and accounts payable, all of which are carried at cost, with the exception for available-for-sale investments which are carried at fair value. The remaining investments approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s senior credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. Intrepid’s interest rate swaps are recorded at fair value with adjustments to this fair value recognized currently in the statements of operations using established counterparty evaluations that are subject to management’s review. The senior notes, disclosed below, that fund in April 2013 bear interest at a fixed rate and are deemed to be financial instruments. Accordingly, the fair value of these senior notes will be determined on a periodic basis and disclosed. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of the instruments.
Earnings per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of awards of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options. The dilutive effect of stock based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted shares of common stock, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations.
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
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock, non-vested performance units, and stock options. For the three months ended September 30, 2012, and 2011, a weighted average of 123,237 and 41,504 non-vested shares of restricted stock and 197,896 and 148,095 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2012, and 2011, a weighted average of 114,285 and 32,498 non-vested restricted shares of common stock and 191,299 and 145,895 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. In the nine months ended September 30, 2012, Intrepid began issuing performance units. For the three and nine months ended September 30, 2012, zero and 691 shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$33,267	$25,507	$72,906	$84,494

Basic weighted average common shares outstanding	75,299	75,203	75,269	75,173
Add: Dilutive effect of non-vested restricted shares of common stock	36	49	40	56
Add: Dilutive effect of stock options	15	48	15	49
Add: Dilutive effect of performance units	—	—	1	—
Diluted weighted average common shares outstanding	75,350	75,300	75,325	75,278

Earnings per share:
Basic	$0.44	$0.34	$0.97	$1.12
Diluted	$0.44	$0.34	$0.97	$1.12

Note 4 — CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and held-to-maturity securities held in its investment portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash	$860	$812
Commercial paper and money market accounts	54,255	72,560
Total cash and cash equivalents	$55,115	$73,372

Corporate and municipal bonds	$67,973	$94,700
Certificates of deposit and time deposits	6,665	2,542
Total short-term investments	$74,638	$97,242

Corporate bonds	$16,146	$6,180
Total long-term investments	$16,146	$6,180

Total cash, cash equivalents and investments	$145,899	$176,794
The fair value of Intrepid’s held-to-maturity investments at September 30, 2012, and December 31, 2011, was not significantly different than their carrying amounts.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of September 30, 2012, and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Product inventory	$25,535	$33,084
In-process mineral inventory	10,688	7,789
Current parts inventory	20,243	14,517
Total current inventory	56,466	55,390
Long-term parts inventory	7,493	9,559
Total inventory	$63,959	$64,949

Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory.

Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Buildings and plant	$130,859	$100,123
Machinery and equipment	322,569	275,115
Vehicles	11,596	8,841
Office equipment and improvements	15,573	14,447
Ponds and land improvements	14,185	10,019
Construction in progress	119,621	77,269
Land	263	263
Accumulated depreciation	(130,103)	(98,654)
Total property, plant, and equipment	$484,563	$387,423

Mineral properties and development costs	$57,324	$42,864
Construction in progress	23,258	391
Accumulated depletion	(10,613)	(9,773)
Total mineral properties and development costs	$69,969	$33,482

Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation	$11,645	$8,403	$33,322	$24,358
Depletion	269	232	862	1,027
Amortization	—	—	—	92
Accretion	181	184	543	566
Total incurred	$12,095	$8,819	$34,727	$26,043

Note 7	— DEBT
Unsecured Credit Facility—In August 2011, Intrepid entered into a $250 million unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. The credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016, is unsecured, and is guaranteed by Intrepid's material subsidiaries. There were no amounts outstanding under the unsecured credit facility as of September 30, 2012, or December 31, 2011.
Unsecured Senior Notes—In August 2012, Intrepid entered into a note purchase agreement that provides for the issuance of $150 million aggregate principal amount of unsecured senior notes (the “Notes”) on April 16, 2013. The Notes, when issued, will consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes will be senior unsecured obligations of Intrepid and will rank equally in right of payment with any other unsubordinated unsecured indebtedness of Intrepid. The obligations under the Notes will be unconditionally guaranteed by Intrepid's material subsidiaries. Interest on the Notes will begin to accrue from the date on which the Notes are issued and Intrepid receives the net proceeds. Interest will be paid semiannually on April 16 and October 16 of each year, beginning on

October 16, 2013. The fair value of the Notes will be estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input).

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
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset retirement obligation, beginning of period	$10,236	$9,860	$9,708	$9,478
Liabilities settled	—	—	(273)	—
Changes in estimated obligations	359	(287)	798	(287)
Accretion of discount	181	184	543	566
Total asset retirement obligation, end of period	$10,776	$9,757	$10,776	$9,757
The undiscounted amount of asset retirement obligations is $35.4 million as of September 30, 2012, and there are no significant payments expected to take place in the next five years.

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
Equity Incentive Plan—Intrepid’s Board of Directors and stockholders have adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the “Plan”). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock options under the Plan. As of September 30, 2012, Intrepid had outstanding a total of 214,333 shares of non-vested restricted shares of common stock, 43,604 non-vested performance units which potentially represent a maximum of 65,406 shares of common stock, and options to purchase 345,336 shares of common stock. As of September 30, 2012, there were approximately 3.9 million shares of common stock that remain available for issuance under the Plan.
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

From time to time, newly hired or promoted employees are issued restricted shares of common stock, which generally vest on a schedule between one to four years. Since 2009, the Compensation Committee of Intrepid’s Board of Directors (the "Compensation Committee") has also issued restricted shares of common stock in the first quarter of each year to Intrepid's executive management and other selected employees as part of an annual equity award program. These awards generally vest ratably over a three-year period.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.6 million and $0.8 million for the three months ended September 30, 2012, and 2011, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $2.5 million and $2.7 million for the nine months ended September 30, 2012, and 2011, respectively. These amounts were net of estimated forfeiture adjustments. As of September 30, 2012, there was $4.3 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock awards that will be expensed through 2015.
A summary of Intrepid’s non-vested restricted shares of common stock activity for the nine months ended September 30, 2012, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	164,600	$30.34
Granted	159,948	$24.93
Vested	(104,965)	$29.23
Forfeited	(5,250)	$27.74
Non-vested restricted shares of common stock, end of period	214,333	$26.91

Performance Units
In 2012, the Compensation Committee added performance units as a type of equity award that may be issued under the Plan to certain members of Intrepid's executive management. In the nine months ended September 30, 2012, as part of the annual equity award program, the Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance condition is based on tons produced, and the market condition is based on Intrepid's stock performance relative to a peer group. The satisfaction of these conditions will be measured as of December 31, 2012, and the awards vest ratably over three years. Assuming continued employment by all grantees through all vesting dates and assuming performance at the maximum level under both conditions, the maximum number of shares of common stock that may be issued under the awards is 65,406.
Non-qualified Stock Options
From 2009 to 2011, under the Plan, the Compensation Committee issued non-qualified stock options in the first quarter of each year to Intrepid's executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over three years. In measuring compensation expense for the grant of options, Intrepid estimated the fair value of the award on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. No stock options were issued in the nine months ended September 30, 2012.
The following assumptions were used to compute the weighted average fair value of options granted during the nine months ended September 30, 2011.

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
For the three months ended September 30, 2012, and 2011, Intrepid recognized stock-based compensation related to stock options of approximately $0.3 million and $0.4 million, respectively. For both the nine months ended September 30, 2012, and 2011, total compensation was approximately $0.9 million and $1.1 million, respectively. As of September 30, 2012, there was $1.0 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. A summary of Intrepid’s stock option activity for the nine months ended September 30, 2012, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	345,336	$26.26	$101,922	7.2	$13.14

Vested or expected to vest, end
of period	342,746	$26.19	$101,922	6.9	$13.09

Exercisable non-qualified
stock options, end of period	248,236	$23.97	$101,922	6.9	$11.37

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2011, was $19.59.

Note 10	— INCOME TAXES
Intrepid's effective tax rate was 24.3% and 39.3% for the three months ended September 30, 2012, and 2011, respectively. The effective tax rate was 32.8% and 39.6% for the nine months ended September 30, 2012, and 2011, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated domestic production activities deduction. In the three months ended September 30, 2012, Intrepid increased the estimate of the future blended state tax rate as a result of the routine analysis of the states in which Intrepid does business. The outcome of this analysis and the higher state blended income tax rate resulted in an increase in the value of the deferred income asset by approximately $4.3 million during the three months ended September 30, 2012. In turn this decreased the deferred tax expense and decreased the effective tax rate to 32.8% on a year-to-date basis. A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current portion of income tax expense	$3,576	$3,951	$7,260	$12,866
Deferred portion of income tax expense	7,109	12,596	28,350	42,600
Total income tax expense	$10,685	$16,547	$35,610	$55,466

Note 11	— COMMITMENTS AND CONTINGENCIES
Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) as its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as its non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with 30 days' written notice.
Intrepid has a sales agreement with an entity appointing it the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sale prices were specified to the entity in the agreement subject to cost-based escalators. Intrepid is also entitled to certain adjustments in the sales price to the entity based on the final sales price it receives from its customers, as defined by the agreement. Any adjustments in sales price are settled after the entity's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of September 30, 2012, Intrepid had $7.9 million of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other assets” on the balance sheet, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by the payment of a 1.2% fee paid to the surety bond issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2012. Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining, and other operating equipment, an airplane, offices, railcars, and vehicles, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2012
Three Months Ended September 30, 2012	$1,189
Nine Months Ended September 30, 2012	$2,970

2011
Three Months Ended September 30, 2011	$1,259
Nine Months Ended September 30, 2011	$3,839

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates. From time to time, Intrepid uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives are used for risk management purposes and were originally entered into as economic hedges, they have not been designated as hedges for accounting purposes.
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
A tabular presentation of the outstanding interest rate derivatives as of September 30, 2012, follows:

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%
Natural Gas
From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on the financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at September 30, 2012.
The following table presents the fair values of the derivative instruments included within the consolidated balance sheet as of (in thousands):

	September 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other current liabilities	$280	Other current liabilities	$1,049

The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2012	2011	2012	2011
Interest rate contracts:
Realized loss	Interest expense	$(280)	$(370)	$(821)	$(1,082)
Unrealized gain	Interest expense	272	368	769	913
Total loss	Interest expense	$(8)	$(2)	$(52)	$(169)
Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.
Credit Risk
Intrepid can be exposed to credit-related losses in the event of non-performance by counterparties to derivative contracts. Intrepid believes the counterparties to the contracts to be credit-worthy trading entities and, therefore, credit risk of counterparty non-performance is unlikely. U.S. Bank is the counterparty to the interest rate derivative contracts, but, as Intrepid was in a liability position at September 30, 2012, with respect to these interest rate derivative contracts, counterparty risk is not applicable. There were no derivative instruments with credit-risk-related contingent features as of September 30, 2012.

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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2012 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$280	$—	$280	$—

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
Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. Intrepid monitors the counterparties’ credit ratings and may ask counterparties to post collateral if their ratings deteriorate. Although Intrepid has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustment associated with the derivatives would utilize Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both Intrepid and the counterparties to the derivatives. As of September 30, 2012, Intrepid has assessed the significance of the impact of a credit valuation adjustment on the overall valuation of its derivatives and has determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment has been recorded to the value of the derivatives.
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
The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$23	$49	$69	$147
Expected return on assets	—	(49)	—	(147)
Amortization of prior service cost	(4)	—	(12)	—
Amortization of actuarial loss	61	25	183	75
Net period benefit cost	$80	$25	$240	$75

Note 15	— RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS
In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility near Carlsbad, New Mexico, and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the nine months ended September 30, 2011. The total of approximately

$12.5 million was recorded as “Insurance settlement income from property and business losses” on the condensed consolidated statement of operations for the nine months ended September 30, 2011. There was no cash impact associated with this event in the nine months ended September 30, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million which was paid to Intrepid in April 2011.

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

Note 17—RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, Intrepid does not anticipate material impact on its consolidated financial statements upon adoption.

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

•
the other risks and uncertainties described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and this Quarterly Report on Form 10-Q.

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are dedicated to the production and marketing of potash and langbeinite (“sulfate of potash magnesia”). Langbeinite is another mineral containing potassium, magnesium, and sulfate, that is produced from langbeinite ore and that we generally describe as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. We are one of two producers of sulfate of potash magnesia, a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium, providing a multi-nutrient specialty product. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutritional supplement. We believe that this diversity is a competitive advantage. Our primary regional markets include agricultural areas and feed manufacturers in the central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin. In addition to the agricultural regions noted above, we also have sales, primarily of Trio®, that go into the southeastern and eastern United States. Our potash production has a geographic concentration in the central and western United States and is therefore affected by weather and other conditions in these regions.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”). We currently have an estimated annual productive capacity to produce approximately 870,000 tons of potash and approximately 270,000 tons of langbeinite. Actual production is affected by operating rates, recoveries, mining rates, precipitation and evaporation rates at our solar solution operations, and the amount of development work that we do. Therefore, our production results tend to be lower than our productive capacity. We have an additional solar solution mine that is under development in Carlsbad, New Mexico, called the HB Solar Solution mine. Construction continues to progress on the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously idled mine workings close to our current underground operations near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include additional solution mining activities, the reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.
Our profitability is directly linked to the sales price of our product, our sales volumes, our production rates, and the resulting production costs of our products. Production costs are impacted by production rates and, to a lesser extent, the price of variable costs such as natural gas and other commodities used in production. Our operating strategy is to run our mining operations and plants at normal and full operating rates in order to reduce per unit production costs while also focusing on production flexibility and granulation capacity. Our sales strategy is to seek to maximize our margins by selling tonnage into markets where we have freight and logistic advantages based on the location of our facilities, while still selling selected amounts of product into more distant markets to maintain sales volumes. Market prices vary to some degree across the country and we attempt to manage our sales to take advantage of these pricing variations with consideration of freight differentials, recognizing that we need to participate in the pricing established in the market.
We routinely post important information about Intrepid and our business, including information about upcoming investor presentations, on our website under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts or Really Simple Syndication (RSS) feeds regarding new postings. Our website is www.intrepidpotash.com.
Recent Events and Market Trends
Net income in the third quarter of 2012 was $33.3 million, or $0.44 per share. Our net income for the first nine months of 2012 was $72.9 million, or $0.97 per share, with cash flows from operations of $132.3 million. During the quarter ended September 30, 2012, we sold 249,000 tons of potash at a net realized sales price of $444 per ton and 27,000 tons of Trio® at a net realized sales price of $336 per ton. We had capital investments of $74.2 million and $167.2 million in the third quarter of 2012 and the first nine months of 2012, respectively. Our capital investments for these periods were significantly higher than the comparable period in 2011 as we ramped up investment activity for our HB Solar Solution mine, our North compaction plant and our Moab multi-well horizontal cavern system projects. We ended the quarter with $145.9 million of cash and investments and no debt outstanding. We produced 189,000 tons of potash and 35,000 tons of Trio® in the quarter ended September 30, 2012.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash and virtually all of our potash is sold in the United States. The sale of potash contributed 92% and 87% of our net sales and essentially all of our gross margin during the third quarter of 2012 and 2011, respectively. The sale of potash contributed 92% and 90% of our net sales and essentially all of our gross margin during the nine months of 2012 and 2011.

In the third quarter of 2012, we sold 249,000 tons of potash as compared with 190,000 tons in the third quarter of 2011. Our strong potash sales volume in the third quarter of 2012 was the result of a strong summer-fill offering and continued marketing efforts to expand our customer base. Fertilizer dealers exited the 2012 spring season with very low levels of inventory. As they began to prepare for the fall application season, we saw increased demand for potash shipments to fill field inventory. The lower dealer risk tolerance that began in 2011 has continued, which has led to lower inventory levels owned by dealers in the overall North American distribution system. These buying trends have been reinforced by potash producers increasing the amount of producer-owned inventory at customer locations. This has led to increased variability in potash demand at the distribution level of the supply chain. The shift in purchase timing is a significant contributor to swings in sales volumes that can occur period-to-period.
As described previously, we continue to focus on production flexibility to support sales needs for the diverse markets, customers, and crops that we serve. This diversity helps us maximize the average net realized sales price for our products and helps us better manage our inventory levels. The investments we made in granulation capacity in Moab in late 2010 and Wendover in late 2011 has resulted in a better quality product and have given us the production flexibility to manage our inventory levels more effectively. These investments have also allowed us to expand our marketing into customer locations that we did not previously serve from these locations. We continue to focus on increasing our granulation capacity and efficiency with the construction of upgraded and expanded granulation facility at our North plant in Carlsbad, New Mexico, which is scheduled for completion in mid-2013.
The percentage of our sales in each of the markets we serve stayed relatively consistent from 2011 to 2012, with a slight increase in the percentage of agricultural sales based on dealer and retailer focus on their fall inventory needs. Our potash sales mix was as follows for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Agricultural	84%	78%	81%	80%
Industrial	10%	16%	12%	14%
Feed	6%	6%	7%	6%

We believe the replacement of potassium in the soil is critical to continued high-yield agricultural production and to satisfy the demands placed on soils for plant nutrition. We also look at trends of the potassium levels in the soil as we believe low potassium soil levels have the potential to limit yields in the future. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years, the domestic consumption for potash has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. Continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity.
Sales of standard-sized potash for industrial use decreased in the third quarter of 2012 as compared with the same period in 2011. Rig counts in areas where we serve the oil and gas sector were down approximately 4% from September 30, 2011, to September 30, 2012. We expect industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activities. We believe that potassium chloride is the most effective clay-swelling inhibitor available, and we are marketing potassium chloride as the drilling fluid additive of choice in our traditional industrial market.
We continue to dedicate significant resources focused on the long-term improvement plan we implemented to address our production challenges at the East surface plant. We have seen steady and measurable improvement as we execute the plan, particularly for potash production. Specifically, our production of potash from the East facility increased 23% in the third quarter as compared to the second quarter, and 20% in the second quarter as compared to the first quarter of 2012. This long-term improvement plan is expected to continue through 2012 and into 2013. This plan is expected to increase levels of potash production back to historical levels, as well as provide more consistency to our potash and langbeinite production levels. We have experienced, and expect to continue to experience, some operating inefficiencies at our East surface plant from time to time, as we work through the plan, which may result in variations in our production levels and cash costs of goods sold.

Trio®
A key element of the long-term improvement plan at our East facility is the continuing commissioning work on the Langbeinite Recovery Improvement Project ("LRIP"). Although we have seen sequential improvement in our Trio® production as a result of our work thus far on the long-term improvement plan, the project's recovery improvements have yet to be realized. This will result in the need to invest additional capital; the determination of the amount of additional investment will be refined as we conclude our commissioning work and long-term improvement plan.
Our Trio® production and resulting inventory levels have been lower in 2012 than they were in 2011. As a result, our sales of Trio® decreased from 54,000 tons in the third quarter of 2011 to 27,000 tons in the third quarter of 2012. Our export sales of Trio® tend to be in larger quantities and the timing of those sales have an impact on quarterly results. As certain Trio® export sales were delayed into the fourth quarter of 2012, we expect our percentage of Trio® tons sold into the export market to increase in the fourth quarter of 2012 compared with the third quarter of 2012. The shift towards a higher percentage of tons of Trio® being sold in the United States in 2012 is a function of lower inventory levels available for sale and timing of export shipments. Pricing and demand for this specialty product remain strong with all of our Trio® inventory and anticipated 2012 production committed to targeted customer accounts.

	United States	Export
Trio® only
2012
Three Months Ended September 30, 2012	84%	16%
Nine Months Ended September 30, 2012	72%	28%

2011
Three Months Ended September 30, 2011	39%	61%
Nine Months Ended September 30, 2011	51%	49%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased in the third quarter of 2012 by $21 per ton from the second quarter of 2012, largely in response to summer-fill programs instituted by other producers. Further, we believe that ongoing uncertainty in the world economy and specifically the global potash market will keep buyers cautious in the short term. We believe potash buying and pricing will trade in a relatively narrow range, despite the strong corn and soybean commodity prices that farmers should be able to realize.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of the magnesium and sulfate delivered by this product, demand for the product has grown and we have enjoyed a higher market price through 2011 and into 2012. This recognition, when combined with our lower inventory levels, has resulted in pricing that more closely reflects the agronomic value of the delivered nutrients.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2011 and into 2012. We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302
December 31, 2011	$497	$287
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204

To some degree, international potash prices have an impact on our domestic pricing. Generally, we benefit from a weakening U.S. dollar. Due to the fact that our sales and costs are denominated in U.S. dollars, the changes in the value of the U.S. dollar against other currencies tend to have less of an effect on us than on our competitors.
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

			Change
	Three Months Ended September 30,		Between
	2012	2011	Periods	% Change
Production volume (in thousands of tons):
Potash	189	173	16	9%
Langbeinite	35	35	—	—%
Sales volume (in thousands of tons):
Potash	249	190	59	31%
Trio®	27	54	(27)	(50)%

Gross sales (in thousands):
Potash	$118,215	$97,770	$20,445	21%
Trio®	11,135	16,230	(5,095)	(31)%
Total	129,350	114,000	15,350	13%
Freight costs (in thousands):
Potash	7,781	4,977	2,804	56%
Trio®	1,918	2,625	(707)	(27)%
Total	9,699	7,602	2,097	28%
Net sales (in thousands):
Potash	110,434	92,793	17,641	19%
Trio®	9,217	13,605	(4,388)	(32)%
Total	$119,651	$106,398	$13,253	12%

Potash statistics (per ton):
Average net realized sales price	$444	$489	$(45)	(9)%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	167	175	(8)	(5)%
Depreciation, depletion, and amortization	41	33	8	24%
Royalties	16	18	(2)	(11)%
Total potash cost of goods sold	$224	$226	$(2)	(1)%
Warehousing and handling costs	15	14	1	7%
Average potash gross margin	$205	$249	$(44)	(18)%

Trio® statistics (per ton):
Average net realized sales price	$336	$251	$85	34%
Cash operating cost of goods sold (exclusive of items shown separately below)	197	197	—	—%
Depreciation, depletion, and amortization	56	21	35	167%
Royalties	17	12	5	42%
Total Trio® cost of goods sold	$270	$230	$40	17%
Warehousing and handling costs	18	16	2	13%
Average Trio® gross margin	$48	$5	$43	860%

*
On a per ton basis, by-product credits were $6 and $8 for the three months ended September 30, 2012, and 2011, respectively. By-product credits were $1.6 million and $1.4 million for the three months ended September 30, 2012, and 2011, respectively.

Operating Highlights - Three Months Ended September 30, 2012
We increased potash sales to 249,000 tons in the third quarter of 2012 compared with 190,000 tons in the third quarter of 2011. In the third quarter of 2012, we saw improved sales with dealers purchasing potash in anticipation of the fall application season. As discussed previously, cautious buying behaviors during the first half of 2012 resulted in low inventory levels at the end of the spring season. This led to increased demand in the third quarter. This highlights the increasing variability and intensity of sales volumes over shorter periods of time. On a comparative basis, in the third quarter of 2011, there was still significant flooding along rail distribution lines that had a negative impact on the timing of deliveries.
Our average net realized sales price of potash decreased to $444 per ton in the three months ended September 30, 2012, compared with $489 per ton in the three months ended September 30, 2011. As discussed previously, since late 2011, dealers have been cautious in their buying. Because of the softness of the international market, our competitors have also had more product available to market in the United States which has led to greater price competition.
Our average potash gross margin as a percentage of net sales was 46% in the third quarter of 2012, as compared with 51% in the third quarter of 2011. The decrease in average potash gross margin was mainly attributable to the lower average net realized sales price per ton. In the third quarter of 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash decreased to $167 per ton, compared with $175 per ton in the third quarter of 2011. The decrease in cash operating cost of goods sold was driven by higher production volumes and decreased total production costs, excluding depreciation, depletion, amortization and royalties, net of by-product credits, in the third quarter of 2012 compared with the third quarter of 2011. Our production volume of potash in the third quarter of 2012 was 189,000 tons, or 16,000 tons more than in the third quarter of 2011. We experienced increased production at our East facility in the third quarter of 2012 resulting from improved performance in 2012 as well as a longer annual maintenance turnaround period in the third quarter of 2011. Our cost of sales was also benefited by our mix of sales as we sourced a higher relative percentage of our sales from our Utah locations. These locations have a lower relative cost structure due to the use of solar evaporation and solution mining to produce product. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® to $336 per ton in the third quarter of 2012 from $251 per ton in the third quarter of 2011. The increase in Trio® pricing was the result of strong demand, including stronger net realized sales prices for Trio® in both domestic and export markets. The increase in net realized sales price for Trio® was enabled by the growing recognition of the agronomic value of the sulfate and magnesium nutrients within Trio®. The decrease in Trio® sales volumes in the third quarter of 2012 compared with the third quarter of 2011 was due primarily to lower production and timing of export shipments. Our cash operating cost of goods sold for Trio® remained consistent in the third quarter of 2012 compared with the third quarter of 2011.

			Change
	Nine Months Ended September 30,		Between
	2012	2011	Periods	% Change
Production volume (in thousands of tons):
Potash	578	616	(38)	(6)%
Langbeinite	98	110	(12)	(11)%
Sales volume (in thousands of tons):
Potash	636	610	26	4%
Trio®	82	145	(63)	(43)%

Gross sales (in thousands):
Potash	$308,728	$297,625	11,103	4%
Trio®	31,649	40,726	(9,077)	(22)%
Total	340,377	338,351	2,026	1%
Freight costs (in thousands):
Potash	15,867	14,346	1,521	11%
Trio®	5,417	7,974	(2,557)	(32)%
Total	21,284	22,320	(1,036)	(5)%
Net sales (in thousands):
Potash	292,861	283,279	9,582	3%
Trio®	26,232	32,752	(6,520)	(20)%
Total	$319,093	$316,031	3,062	1%

Potash statistics (per ton):
Average net realized sales price	$460	$464	(4)	(1)%
Cash operating cost of goods sold, net of by-product credits * (exclusive of items shown separately below)	179	167	12	7%
Depreciation, depletion, and amortization	42	31	11	35%
Royalties	17	17	—	—%
Total potash cost of goods sold	238	215	23	11%
Warehousing and handling costs	15	14	1	7%
Average potash gross margin	207	235	(28)	(12)%

Trio® statistics (per ton):
Average net realized sales price	$320	$226	94	42%
Cash operating cost of goods sold (exclusive of items shown separately below)	208	174	34	20%
Depreciation, depletion, and amortization	59	21	38	181%
Royalties	16	11	5	45%
Total Trio® cost of goods sold	$283	$206	77	37%
Warehousing and handling costs	16	15	1	7%
Average Trio® gross margin	$21	$5	16	320%

*
On a per ton basis, by-product credits were $7 for both the nine months ended September 30, 2012, and 2011, respectively. By-product credits were $4.6 million and $4.0 million for the nine months ended September 30, 2012, and 2011, respectively.

Operating Highlights - Nine Months Ended September 30, 2012
Our average net realized sales price of potash showed a slight decrease to $460 per ton in the nine months ended September 30, 2012, as compared with $464 per ton in the nine months ended September 30, 2011. This decrease is due to the lower overall global demand for potash.
We experienced increased potash sales volumes in the comparative nine month period in 2012 with sales of 636,000 tons in the first nine months of 2012 compared with 610,000 tons in the first nine months of 2011. In the first half of 2012, dealers continued to take a cautious approach to potash purchasing, exiting the spring application season with little inventory. In the third quarter of 2012, as dealers prepared for the fall application season, we saw improved demand for potash.
Our average potash gross margin as a percentage of net sales decreased to 45% in the first nine months of 2012, as compared with 51% in the first nine months of 2011, and was largely attributable to lower production and resulting higher costs from our East mine. In the first nine months of 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash increased to $179 per ton. This result compares with cash operating cost of goods sold, net of by-product credits, for potash of $167 per ton in the first nine months of 2011. This increase was driven by higher inventory carrying values at our East facility as operating time and availability at our East plant was reduced in part due to plant inefficiencies, which in turn caused lower recovery of potash. Our production volume of potash in the first nine months of 2012 was 578,000 tons, or 38,000 tons less than in the first nine months of 2011, as a result of the factors mentioned above. The lower production rates from our East facility resulted in higher per ton costs. We evaluate the longer-term trends affecting per ton operating costs with these quarterly and periodic variances in mind.
We increased our average net realized sales price of Trio® to $320 per ton in the first nine months of 2012 from $226 per ton in the first nine months of 2011. The increase in Trio® pricing was the result of strong demand, farmers' recognition of the agronomic value of the magnesium and sulfate delivered by this product, and stronger net realized sales prices for standard-sized Trio® in the export market. The decrease in Trio® sales volumes in the first nine months of 2012 compared with the first nine months of 2011 was due to lower production in 2012 and the reduced number of tons in inventory at the end of 2011. Our average Trio® gross margins have increased in 2012 as our net realized sales price for Trio® increased by $94 per ton, while our cost of goods sold for Trio® increased by $77 per ton, for the first nine months of 2012 as compared with the first nine months of 2011.
Specific Factors Affecting our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Our gross sales include the freight that we bill, but we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the net sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We intend to operate our facilities at full production levels, which provides the greatest operating efficiencies. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand.

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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development, downtime, and for annual maintenance turnarounds. Our labor and contract labor costs in Carlsbad, New Mexico, may continue to be influenced by the demand for labor in the local potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite that is processed through a singular product flow at the surface facility. This complex mineralogy will influence the amount of product tons of potash and Trio® ultimately produced from the facility, impact our production costs per ton for each product and affect our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases, and these payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the three and nine months ended September 30, 2012, our average royalty rate was 3.8% in each period. For the three and nine months ended September 30, 2011, our royalty rates were 3.8% and 3.7%, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three and nine months ending September 30, 2012, our effective income tax rate was 24.3%, and 32.8%, respectively. For the three and nine months ending September 30, 2011, our effective income tax rate was 39.3%, and 39.6%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the domestic production activities deduction. In the three months ended September 30, 2012, we increased our estimate of our future blended state tax rate as a result of the routine analysis of the states in which we do business. The outcome of this analysis and the higher state blended income tax rate resulted in an increase in the value of the deferred income tax asset by approximately $4.3 million. In turn, this decreased our deferred tax expense and decreased our effective tax rate to 32.8% on a year-to-date basis. We expect our effective tax rate for the year ended December 31, 2012, to be approximately 34%, with the application of the 38% effective income tax rate resuming in the fourth quarter of 2012.
For the three and nine months ended September 30, 2012, the total tax expense was $10.7 million and $35.6 million, respectively. Total tax expense for the three months ended September 30, 2012, was comprised of $3.6 million of current income tax expense and $7.1 million of deferred income tax expense. There was $7.3 million of current income tax expense and $28.3 million of deferred income tax expense for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the total tax expense was $16.5 million and $55.5 million, respectively. Total tax expense for the quarter ended September 30, 2011, was comprised of $3.9 million of current tax expense and $12.6 million of deferred income tax expense. For the nine months ended September 30, 2011, total tax expense was comprised of $12.9 million of current income tax expense and $42.6 million of deferred income tax expense. Our current tax expense for these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
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
Outlook for the Remainder of 2012
Sales and Production

We expect potash demand in North America for the 2012/2013 growing season to be in line with historical levels; however, the timing of dealer purchases may be unpredictable and increase volatility from quarter to quarter. The drought across much of the Midwest has caused lower grain yields, which in turn has tightened stocks-to-use ratios. Certain regions of the United States and Canada have seen well above average yields which have partially offset the lower yields in the Midwest. As a result, commodity prices for grains have increased significantly over the past few months, and the outlook for farmer economics in 2013 remains strong. As the fall harvest season progresses, farmers are beginning to analyze soil nutrient levels which will drive future nutrient purchases. The timing of farmer potash application will remain weather dependent and soil specific for different growing regions. We also continue to evaluate world stock-to-use ratios and expect continued tighter grain stocks for an extended period of time, assuming a continuation of the current macro trends. This should be supportive of farmer economics into 2013.
We expect that our strong balance sheet will enable us to execute on our strategic capital investment projects that are designed to increase production and lower our per ton costs. We also plan to execute our marketing strategies to expand our geographical footprint, while maximizing profit margins.
Potash and Trio® Prices
Potash prices have been and will continue to be the most significant driver of profitability for our business. Our average net realized sales price decreased in the third quarter of 2012 from the second quarter of 2012 due to normal summer potash fill program announced by our competitors that put downward pressure on potash prices. We anticipate sales during the fourth quarter of 2012 will result in average net realized sales prices relatively consistent with those realized in the third quarter of 2012. Other factors that may influence pricing for 2012 include international fertilizer demand, particularly in China and India, our competitors' level of capacity and production, dealer willingness to take inventory price risk, and the level of confidence that current crop prices and crop nutrients input costs can be sustained.
We continue to have strong demand for all sizes of Trio®. During the remainder of 2012, we expect to be able to sell all of our Trio® production at average net realized sales prices comparable with those realized in the third quarter of 2012. In July 2012, we increased the posted price of granular-sized Trio® to $355 per ton, effective August 1, 2012. Trio® domestic pricing has historically tended to move in a relatively close relationship to potash, although, recently, dealers' recognition of the added value of magnesium and sulfate for this specialty product has translated into higher prices. Export Trio® pricing continues to show strength as international customers see value relative to alternative products.
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have developed a capital investment plan at each of our facilities to supply this demand. These plans focus on growing productivity and improving recoveries while maintaining safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We expect these investments to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We are increasing our granulation capacity for both potash and Trio®. We successfully completed the construction of new compactors at our Utah facilities in 2010 and 2011. In 2011, we initiated a plan to increase compaction capacity at our North facility, and construction on that project is well underway.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient cash on the balance sheet to react strategically to market conditions. In the first nine months of 2012, we invested approximately $167.2 million in capital projects. The total capital investment in 2012 is estimated to be between $225 million and $300 million. The largest components of our construction plan for the balance of 2012 are the HB Solar Solution mine, the North compaction project, and the completion of the drilling activity of our second underground cavern system in Moab, Utah. The level of investment for the HB Solar Solution mine and the North compaction project greatly increased in the third quarter of 2012 compared with the second quarter of 2012. The actual level of capital investment for the year will be impacted ultimately by the timing of permitting, deliveries of equipment and construction. There is some significant variability that can occur as to deliveries of equipment through the remainder of this year, which is reflected in the range of capital investment above. Our capital investment plan includes approximately $45 million to $50 million to replace assets needed to maintain production and regulatory compliance and $180 million to $250 million to increase productive and granulation capacity. We expect our 2012 operating capital programs to be funded out of current operating cash flows and existing cash and investments.
Our Langbeinite Recovery Improvement Project is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and to enable us to granulate all of our standard-sized product, should market conditions warrant. Construction of the dense media separation component was substantially completed in December 2011 and we placed the granulation component in service in the third quarter of 2012, although commissioning activities related to the granulation plant are continuing. Total investment to date for LRIP is approximately $86 million as contemplated by the original design. The recovery improvements have yet to be realized and we anticipate that our full-year production and sales results for langbeinite will be below our expectations. This will result in the need to invest additional capital; the determination of the amount of additional investment will be refined as we conclude our commissioning work and long-term improvement plan at the East facility.
We are making significant progress on the construction of the HB Solar Solution mine. Pond construction, injection, extraction, and water well drilling activities are well advanced, and construction of the mill is anticipated to begin in the fourth quarter of 2012. Initial injection activities began in the third quarter of 2012 and initial extraction activities are expected to begin in November 2012. The total expected investment for the project is between $200 million and $230 million. As of September 30, 2012, we had invested $99.2 million in engineering, design, permitting, materials, equipment, and construction for this project. With the project progressing, we expect first potential production of finished product from the HB Solar Solution mine to occur late in 2013 after the summer evaporation season, with ramp up of production expected in 2014, and production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by any construction delays and the impact of weather events or patterns on the evaporation season.
In addition to the LRIP and HB project described above, below are details of a few of the other significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
The North compaction project is expected to be completed to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. Construction of the first phase of the compaction plant is scheduled to be completed in mid-2013. Total capital investment for the project is expected to be approximately $95 million to $100 million, of which approximately $32.3 million had been invested as of September 30, 2012.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the expansion of our producing cavern systems in the first quarter of 2012 and are actively engaged in developing a new multi-well horizontal cavern system. This represents a capital investment of approximately $25 million to $30 million, of which $16.1 million had been invested as of September 30, 2012. The new wells are intended to stabilize existing production levels as well as provide modest production increases in the following production season.

Liquidity and Capital Resources
As of September 30, 2012, we had cash, cash equivalents, and investments of $145.9 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. The $145.9 million was made up of the following amounts:

•	$0.9 million in cash;

•	$54.2 million in cash equivalent investments, consisting of money market accounts, commercial paper and certificates of deposit with banking institutions that we believe are financially sound; and

•
$74.7 million and $16.1 million invested in short and long-term investments, respectively, comprised of certificates of deposit investments of $6.7 million and corporate debt and municipal securities of $84.1 million.

There were no losses on our cash, cash equivalents, and investments during the first nine months of 2012 or 2011.
Our operations are primarily funded from cash on hand and cash generated by operations. We also have the ability to borrow under our unsecured credit facility, if necessary. For the foreseeable future, we believe that our cash, cash equivalents, and investment balances, our cash flow from operations, the net proceeds from the issuance of unsecured senior notes in April 2013, as described below, and available borrowings under our unsecured credit facility will be sufficient to fund our operations, our working capital requirements, and our presently planned capital investments.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities	$132,320	$129,612
Cash flows from investing activities	$(149,859)	$(136,491)
Cash flows from financing activities	$(718)	$(1,767)

Operating Activities
Total cash provided by operating activities increased primarily due to the non-cash insurance settlement income from property and business losses recognized in the first nine months of 2011, and an increase in depreciation. Inventory decreased $8.0 million as we have increased our sales levels ahead of production in the first nine months of 2012 which increased our cash flows. In addition, we experienced decreases in income tax receivables and other receivables, which is related to a refundable employment-related credit in the State of New Mexico. These are offset by an increase in accounts receivables as sales during the third quarter of 2012 were higher than in the third quarter of 2011.
Investing Activities
Total cash used in investing activities increased due to the increased investments in our capital projects and mineral property development to $160.0 million in the nine months ended September 30, 2012, from $101.7 million in the nine months ended September 30, 2011. In the first nine months of 2012, we continued to invest excess cash in higher yielding corporate and government agency securities by purchasing $83.3 million of investments and receiving $93.5 million in proceeds from maturing investments. The maturities of these investments are expected to generally match the cash needs for our capital investments.
Financing Activities
We did not have any significant financing activities in the nine months ended September 30, 2012, or 2011.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by our material subsidiaries and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of September 30, 2012.
Outstanding balances under the unsecured senior credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25% and 2.0%, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25% and 1.0%, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving credit facility amount of between 0.20% and 0.35%, depending on our leverage ratio. The interest rate paid under our unsecured credit facility on any debt varies both with the change in the LIBOR rates and with our leverage ratio.
Our previous senior credit facility required us to maintain interest rate derivative agreements to fix the interest rate for at least 75% of the projected outstanding balance of our term loan, when we had debt outstanding. Historically, we maintained derivative hedging agreements that were swaps of variable rate interest for fixed rate payments. Despite repaying the amounts outstanding under the previous credit facility at the time of our initial public offering ("IPO"), we left the interest rate swap agreements in place taking the view that interest rates would rise and that the cost of settling the derivatives would be relatively beneficial as compared with closing out the contracts at that time. Interest rates, however, decreased following our IPO, and the settlement amount that we had to pay under these derivative agreements has increased since the date of our IPO. Given the current interest rate environment, we anticipate allowing these instruments to mature based on their original scheduled settlement dates in December 2012. We review our derivative positions from the perspective of counterparty risk when we are in an asset position and believe that we continue to transact with strong, creditworthy institutions. The notional amounts for which the rate has been fixed as of September 30, 2012, are displayed below.

Termination Date	Notional Amount	Weighted Average Fixed Rate
	(In thousands)
December 31, 2012	$22,800	5.3%

Unsecured Senior Notes
In August 2012, we entered into a note purchase agreement that provides for the issuance of $150 million aggregate principal amount of unsecured senior notes (the “Notes”) on April 16, 2013. The Notes, when issued, will consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes will be our senior unsecured obligations and will rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes will be unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. Interest on the Notes will begin to accrue on the expected funding date of April 16, 2013, and will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013.
Contractual Obligations
As of September 30, 2012, we had contractual obligations totaling $73.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	Q4 2012	2013	2014	2015	2016	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$11,890	$787	$2,294	$2,043	$1,576	$1,528	$3,662
Purchase commitments(2)	15,129	15,129	—	—	—	—	—
Natural gas purchase commitments(3)	266	266	—	—	—	—	—
Pension obligations(4)	949	949	—	—	—	—	—
Asset retirement obligation(5)	35,397	—	—	—	—	—	35,397
Minimum royalty payments(6)	9,800	98	392	392	392	392	8,134
Total	$73,431	$17,229	$2,686	$2,435	$1,968	$1,920	$47,193

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars, and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index-dependent rates plus $0.02, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
In December 2011, Intrepid adopted resolutions to terminate the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan") effective December 31, 2011. Prior to our Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by us prior to the settlement of the liability, which is expected to occur in December 2012 or in early 2013. We expect to record an additional expense at the time of funding in an amount equal to the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.

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

Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2012, and 2011
Net Sales and Freight Costs
Net sales of potash increased $17.6 million, or 19%, from $92.8 million for the three months ended September 30, 2011, to $110.4 million for the three months ended September 30, 2012. The increase in net potash sales was primarily the result of a 31% increase in sales volume, offset by a decrease in the average net realized sales price of $45 per ton. As dealers exited the spring application season with little product inventory, we saw increased potash demand in the third quarter of 2012 as dealers began purchasing in anticipation of the fall application season.
Our production volume of potash in the third quarter of 2012 was 189,000 tons, or 16,000 tons more than in the third quarter of 2011. The comparative increase is attributable to our production of approximately 21,000 more tons from our East plant in the third quarter of 2012 than in the third quarter of 2011. This increased production resulted from processing gains from our long-term improvement plan at the East facility as well as from the shorter annual turnaround period in 2012.
Net sales of Trio® decreased $4.4 million, or 32%, from $13.6 million for the three months ended September 30, 2011, to $9.2 million for the three months ended September 30, 2012, due to a 50% decrease in the volume of sales of Trio® in the third quarter of 2012 partially offset by an increase in the average net realized sales price of 34%. Our export sales of Trio® tend to be in larger quantities and the timing of those sales can have an impact on quarterly results.
Freight costs increased $2.1 million, or 28%, for the third quarter of 2012, compared with the third quarter of 2011, due primarily to an increase in potash sales volume. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods. These results generally align with the sales volumes and are impacted to a lesser extent by per ton unit costs.

	Three Months Ended September 30,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$63.4	$55.5	$7.9	14%
Cost per ton of potash sold(1)	$224	$226	$(2)	(1)%
Cost per ton of Trio® sold(2)	$270	$230	$40	17%

(1)
Depreciation, depletion, and amortization expense for potash was $10.2 million and $6.4 million in the three months ended September 30, 2012, and 2011, respectively, which equates to $41 and $33 on a per ton basis.

(2)
Depreciation, depletion, and amortization expense for Trio® was $1.5 million and $1.2 million in the three months ended September 30, 2012, and 2011, respectively, which equates to $56 and $21 on a per ton basis.

Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $224 per ton for the third quarter of 2012, compared with $226 per ton for the third quarter of 2011. We experienced slightly lower cash operating cost of goods sold per ton in the third quarter of 2012 caused by comparatively lower inventory carrying values at our East mine, offset by higher depreciation per ton in the third quarter of 2012 due to an increase in capital projects completed in 2012 and near the end of 2011.
Total cost of goods sold of Trio® increased $40 per ton, or 17%, from $230 per ton for the three months ended September 30, 2011, to $270 per ton for the three months ended September 30, 2012. The majority of this increase in 2012 was depreciation related to our Langbeinite Recovery Improvement Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011.
In total, our cost of goods sold increased $7.9 million, or 14%, from $55.5 million in the three months ended September 30, 2011, to $63.4 million in the three months ended September 30, 2012. Prior to absorption of costs into inventory, the increase in total expense was driven primarily by the higher volumes of potash sold and by higher per unit costs of Trio®. Costs that increased during the third quarter of 2012, compared with the third quarter of 2011, included depreciation, labor, benefits and employment taxes, partially offset by decreases in contract labor, maintenance and natural gas.
On a comparative basis and within our production costs, depreciation, depletion, and amortization increased $3.2 million, or 41%, in the third quarter of 2012, as a result of the significant capital investments being brought on line over the last year. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Labor and benefit costs increased $1.4 million, or 8%, due to additional headcount since the third quarter of 2011 as portions of our contract labor force were converted to employees. Maintenance costs decreased $1.3 million, or 16%, due to timing of the annual shutdown at our East facility and natural gas costs decreased $0.7 million, or 31%, due principally to lower market rates for this commodity. Other changes in cost of goods sold followed from increased royalties and chemical and reagent costs, partially offset by decreased operating supplies.

Results of Operations for the Nine Months Ended September 30, 2012, and 2011
Net Sales and Freight Costs
Net sales of potash increased $9.6 million, or 3%, from $283.3 million for the nine months ended September 30, 2011, to $292.9 million for the nine months ended September 30, 2012. This increase was primarily the result of an increase in sales volume of 4% offset by a decrease in the average net realized sales price of $4 per ton. We experienced higher potash demand from our customers in the nine months ended September 30, 2012, as previously described.
Our production volume of potash in the first nine months of 2012 was 578,000 tons, or 38,000 tons less than in the first nine months of 2011. Our decreased production in 2012 is the result of the production challenges we have experienced at our East surface facility, as well as slightly lower production at our Moab facility due to the impact of the 2011 evaporation season that was negatively impacted by cooler summer temperatures and increased levels of precipitation.
Net sales of Trio® decreased $6.5 million, or 20%, from $32.8 million for the nine months ended September 30, 2011, to $26.2 million for the nine months ended September 30, 2012, due to a 43% decrease in the volume of sales offset by an increase in the average net realized sales price of 42%. The decrease in sales volumes was a function of availability of product for sale as demand was significantly greater than inventory.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods. These results generally align with the sales volumes and are impacted to a lesser extent by per ton unit costs.

	Nine Months Ended September 30,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$175.0	$161.3	$13.7	8%
Cost per ton of potash sold(1)	$238	$215	$23	11%
Cost per ton of Trio® sold(2)	$283	$206	$77	37%

(1)
Depreciation, depletion, and amortization expense for potash was $27.0 million and $18.8 million in the first nine months of 2012 and 2011, respectively, which equates to $42 and $31 on a per ton basis.

(2)	Depreciation, depletion, and amortization expense for Trio® was $4.8 million and $3.1 million in the first nine months of 2012 and 2011, respectively, which equates to $59 and $21 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, was $238 per ton for the first nine months of 2012, compared with $215 per ton for the first nine months of 2011. We experienced higher cash operating cost of goods sold per ton in the first nine months of 2012 caused by higher per ton production costs at our East mine in 2012 as operating time and plant availability at our East mine was negatively impacted by the reliability of key elements of our production process. As a result, our per ton carrying value of inventory at the East mine entering 2012 was higher than at the beginning of 2011. As we sold through that inventory, and produced higher cost tons in the first nine months of 2012, these higher cost tons were reflected as cost of goods sold in 2012. In addition, we realized higher depreciation per ton in the first nine months of 2012 due to an increase in capital projects completed in 2011 and 2012, combined with lower production in the first nine months of 2012.
Total cost of goods sold of Trio® increased $77 per ton, or 37%, from $206 per ton for the nine months ended June 30, 2011, to $283 per ton for the nine months ended September 30, 2012. This increase in cost of goods sold on a per ton basis was most significantly impacted by the commissioning of the dense media component of our Langbeinite Recovery Improvement Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011. As we had relatively low volumes of Trio® inventory as of December 31, 2011, those higher per ton production costs subsequently came through as cost of goods sold in the first nine months of 2012.
In total, our cost of goods sold increased $13.7 million, or 8%, from $161.3 million in the first nine months of 2011, to $175.0 million in the first nine months of 2012. Prior to absorption of costs into inventory, the increase in total expense was driven primarily by the higher volumes of potash sold and the higher per unit costs of both potash and Trio®. Costs that increased during the first nine months of 2012, compared with the first nine months of 2011, included depreciation, chemicals, labor, benefits and employment taxes, partially offset by decreases in contract labor, natural gas, maintenance costs and operating supplies.
On a comparative basis and within our production costs, depreciation, depletion, and amortization increased $8.6 million, or 37%, in the first nine months of 2012, as a result of the significant capital investments being brought on line over the last year. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Labor and benefit costs increased $4.9 million, or 9%, due to additional headcount over the first nine months of 2011 as certain contract labor individuals were converted to employees. In addition, chemicals increased $1.8 million, or 26%, for the first nine months of 2012 due principally to higher chemical usage during the commissioning of the new langbeinite plant at our East mine. Other changes in cost of goods sold were from increased property taxes, offset by decreased short-term operating lease costs, as well as an increase in by-product credits.
Recognition of Income Associated With Deferred Insurance Proceeds
In the first quarter of 2011, we completed the reconstruction and commissioning of our product warehouses at our East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the three months ended March 31, 2011. The total of approximately $12.5 million has been recorded as “Insurance settlement income from property and business losses” on the consolidated statement of operations for the first nine months of 2011. There was no cash impact associated with this event in the first quarter of 2011, as the previously deferred insurance proceeds were paid to us prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to us in April 2011.
Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2011, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2011, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2012, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting," as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Protests of Pending Applications for Permits to Drill (“APDs”)
From time to time, and depending on location and potential impact, Intrepid protests APDs in the Secretary's Potash Area submitted by various oil and gas operators. These protests are submitted to the applicable state or federal agency. Certain of these APDs may be located on or directly impact our state or federal potash leases or pending lease applications. There can be no assurance that our protests will result in the denial of the APDs, and, if these APDs are granted and we are not successful in any appeal thereof, wells drilled under these APDs could potentially interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease.
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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, "Item 1A: Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Other than the changes disclosed in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2012, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

INTREPID POTASH, INC. (Registrant)

Dated: October 31, 2012	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: October 31, 2012	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: October 31, 2012	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Note Purchase Agreement, dated as of August 28, 2012, by and among Intrepid Potash, Inc. and the purchasers identified therein.(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

(1)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 28, 2012.

*	Filed herewith.

**	Furnished herewith.