Form 10-K
period 2012-12-31
Intrepid Potash, Inc.
filed 2013-02-14
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of 54,199,804 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, of $22.76 per share as reported on the New York Stock Exchange was $1,233,587,539. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of January 31, 2013, the registrant had 75,553,526 shares of common stock, par value $0.001, outstanding (including 240,757 restricted shares of common stock).
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders to be filed within 120 days after December 31, 20112.

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
These risks and uncertainties include:

•	changes in the price, demand, or supply of potash or Trio®/langbeinite

•	circumstances that disrupt or limit our production, including operational difficulties or operational variances due to geological or geotechnical variances

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise

•
the costs of, and our ability to successfully construct, commission and execute, our strategic projects, including the development of our HB Solar Solution mine, the further development of our langbeinite recovery and granulation assets, our North granulation plant, and our Moab cavern systems

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
General
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Our potash is marketed for sale into three primary markets: the agricultural market as fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient.
Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.2% of annual U.S. potassium consumption. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including 200,000 tons of designed productive capacity for the HB Solar Solution mine, and based on current design, approximately 240,000 tons of langbeinite. We are not yet producing at an annual rate of 240,000 tons per year of langbeinite. We are continuing to commission the langbeinite recovery plant and will update productive capacity numbers as improvements are realized. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we perform and, therefore, our production results tend to be lower than our productive capacity. We have an additional solar solution mine that is under construction in Carlsbad, New Mexico, called the HB Solar Solution mine. We are making significant progress on constructing the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously idled mine workings close to our current underground operations near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include one or more of the following: additional solution mining activities; the potential reopening of the North mine, which was operated as a traditional underground mine until the early 1980s; or the acceleration of production from our reserves.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.
Company History
Intrepid's predecessor, Intrepid Mining LLC ("Mining"), was formed in January 2000 for the purpose of acquiring the Moab mine. Prior to the acquisition, the Moab mine was a solution mine that had experienced continued declining production. Following the acquisition of the Moab mine, our management team stabilized and improved the production volumes substantially above the pre-acquisition level by drilling additional wells into the then existing producing ore body. We then made the next step towards increasing production by applying horizontal drilling technology, which is commonly used in the oil and gas industry but had never before been used to mine potash, to drill wells into a previously untouched potash zone thereby creating a new multi-lateral horizontal cavern system in a deeper ore body.
We observed that potash from Moab, Utah, shared markets with potash produced in Carlsbad, New Mexico, and Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and effect operating synergies. We acquired the assets of Mississippi Potash, Inc. and Eddy Potash, Inc. in Carlsbad, New Mexico, from Mississippi Chemical Company in February 2004. In April 2004, we acquired the potash assets of Reilly Chemical, Inc. in Wendover, Utah.
From the inception of Mining in January 2000, through December 31, 2012, we have invested over $745 million in these assets to improve the reliability, recoveries, efficiencies, flexibility, and productivity of our operations.

We have one operating segment: the extraction, production and sale of potassium containing products and other related products. Our extraction and production operations are conducted entirely in the continental United States. We focus on the marketing and sale of potash in the United States into regions and specific locations that generate the most favorable average net realized sales prices for the specific product needs of our customers. Our Trio® product is sold into both the domestic and international markets, as driven by the margin considerations for the tons being sold and the specific product needs of customers.
Our Products and Markets
Our two primary products are potash and langbeinite, which is marketed as Trio®.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash. Potash sales as a percentage of our net sales, which we calculate as gross sales less freight costs, and gross margin were approximately as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2012	90%	98%
For the year ended December 31, 2011	90%	99%
For the year ended December 31, 2010	89%	98%

As noted, our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient supplement. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. The flexibility to produce a greater percentage of our product in a granular form as afforded to us by our investments in granulation capacity has allowed us to expand our geographical reach for granular sales and to adjust our production of standard-sized product to more closely align with the specific product demand, thereby decreasing our dependence on sales of any one particular size of potash.
Our potash production is primarily sold in a geographically concentrated area in the central and western United States and is therefore affected by weather and other conditions in these regions.
Our sales of potash tend to focus on agricultural areas and feed manufacturers in central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, that go into the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements. We manage our sales and marketing operations, including our freight and logistics planning, centrally, which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all with the design of realizing the highest average net realized sales price for our potash.
Through industry publications, we monitor oil and gas drilling rig count in the United States as an indicator of activity. Industrial demand for our standard‑sized product likely will continue to correlate with oil and gas pricing, as well as drilling and well completion activity.
Trio®
Trio® is marketed into two primary markets: the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. (“PCS Sales”) for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Sales of Trio® on an international basis tend to be larger less frequent bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period-to-period when compared to our domestic sales. The composition of our Trio® sales volumes domestically and into the export market were as follows for the indicated periods.

	United States	Export
Trio® only
For the year ended December 31, 2012	63%	37%
For the year ended December 31, 2011	56%	44%
For the year ended December 31, 2010	68%	32%
The shift towards a higher percentage of tons of Trio® being sold in the United States in 2012 is a function of lower inventory levels available for sale and the timing of customer orders in relationship to product availability.
Industry Overview
Long-term global fertilizer demand has been driven primarily by population growth, changes in dietary habits, planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, global economic conditions, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Dealers who purchase our products have increasingly sought to minimize their inventory risk as a result of U.S. and world economic uncertainty. This uncertainty, along with tight grain stocks, has resulted in volatility in agricultural commodity prices, which has impacted farmer fertilizer buying decisions. This climate of economic uncertainty could continue to have an impact on the fertilizer market.
Fertecon Limited (“Fertecon”), a fertilizer industry consultant, expects global potash consumption to grow by 6% annually from 2013 through 2016. Following the contracted potash consumption during the past year, this growth is forecasted to be driven primarily by returning global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As the population grows, more food is required from decreasing arable land per capita. A balanced approach to nutrient application will allow farmers to maximize yield and aid in feeding this growing population. As incomes grow in the developing world, people tend to change their diet and consume more animal protein, which requires larger amounts of grain for feed. In addition, the focus in the U.S. on increasing renewable energy has led to regulatory policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.
Fertilizers serve a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally‑occurring potash does not require additional chemical conversion to be used as a plant nutrient.
Potash is mined from conventional underground mines, through solution mining sub-surface structures and through brine recovery from surface resources, as is done at our Moab and Wendover operations and our HB Solar Solution mine.
Virtually all of the world’s potash is currently extracted from approximately 20 commercial deposits. According to the International Fertilizer Industry Association (“IFA”) and data published by potash mining companies, six countries accounted for approximately 88% of the world’s aggregate potash production during 2011. During this time period, the top nine potash producers supplied approximately 95% of world production. Of those nine producers, five of the producers are further concentrated into two marketing groups, which together supplied approximately 67% of global potash production during 2011. There are substantial challenges to adding new potash production as economically recoverable potash deposits are scarce, deep in the earth and geographically concentrated. In addition, a considerable amount of capital is required to produce potash. In addition to typical mining and processing infrastructure, product storage, product loadout, and rail access to ship the product are required. A further challenge is that the majority of unexploited mineralized deposits of potash existing outside the Canadian province of Saskatchewan are located in remote and/or politically unstable regions such as the Congo, Thailand, Ethiopia, Argentina, and Kazakhstan. There are a number of brownfield expansions that either have been commissioned or that are under construction by the larger Canadian potash producers. The estimated worldwide annual capacity is now in excess of recent annual demand. It is expected that this supply surplus will exist for several years, although the additional capacity is with larger well-established producers that have a history of managing production levels to more closely meet worldwide demand. In addition, there are a number of smaller companies, commonly referred to as "juniors," that have obtained potash leases or concessions.

Energy prices and consumption affect the potash industry in several ways. Energy policies in the U.S. have supported the development of biofuels, which currently rely upon agricultural products as feedstock. As demand and prices for these agricultural products increase or decrease, the use of fertilizer becomes more or less economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, and potash is used as a fluid additive as a means to reduce the risk of swelling in clays in the formation. We believe the positive benefit of potassium chloride in drilling and fracturing fluids has been well established in the oil and gas industry. The market for the industrial standard‑sized potash used in fracture fluids is regional. According to drilling rig count data compiled by Baker Hughes, we have seen a decrease in activity in the regions we serve from our facilities. The decrease in drilling has resulted in decreased demand for drilling and fracturing fluids.
Changes in fuel prices directly affect the cost of producing, drying, and transporting potash from producing to consuming regions. The price of natural gas has been relatively low over the past several years, as have the forward price indications, which, if sustained, will have a positive impact on our production costs. Although the forward gas prices have increased in the last year, spot prices remain below the five-year average.
Competition
We sell into commodity markets and compete based on delivered price of potash and Trio®, timely service, reliability of supply, and product quality. Products must maintain particle size and potassium oxide (“K2O”) content benchmarks in order to compete effectively. Further, our customers value our ability to deliver product in a timely manner.
We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Chile, Germany, and Israel. As a smaller producer, we seek to maintain an advantage through customized and timely service for our customers, and a focus on the markets in which we have a transportation cost advantage.
Strategy
Our strategy is to maximize margins associated with the sale of potash and Trio®. Because of our proximity to the markets we serve, we have typically achieved a higher average net realized sales price for our potash products compared to our North American competitors. We calculate our average net realized sales price by subtracting freight costs from gross sales revenue and then dividing this result by sales tons. Our ability to lower our per ton costs also has an impact on margin. We believe that we have an ability to improve the efficiencies and productive capacity of our existing mine and plant operations with specific reliability, debottlenecking, granulation, and product recovery projects. We also will attempt to increase potash and langbeinite production through the reopening of mines and expansion of production capabilities at our facilities.

•
Focus on margin. We focus on effectively marketing our products into markets that provide the greatest margins relative to our production capacity. By fully participating in these markets at competitive prices we aim to keep inventory moving through the plants, which in turn, maximizes production and reduces per ton operating costs. We continue to look for additional opportunities to control our fixed and variable operating expenses and plan to pursue various initiatives to increase the sustainability and reliability of our mining and plant facilities.

•
Increase marketing flexibility. We have been methodically adding more granulation capacity to our operations. We successfully completed construction of a new granulation facility in Moab in late 2010 and Wendover in late 2011. These facilities increased our capacity to compact standard‑sized product into granular‑sized product, which increases our marketing flexibility and decreases our dependence on any one particular market. By increasing our compaction capacity, we have the ability to convert more of our standard-sized product into granular-sized product, which more typically is sold into the agricultural market if market conditions warrant. During 2012, we began construction of the upgraded and expanded granulation facility at our North compaction facility with an investment of approximately $95 million to $100 million. This project is expected to be completed to coincide with the production increase from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. The North compaction upgrade and expansion project is expected to be completed in phases, beginning in mid-2013.

•
Expand potash production from existing facilities. We have expansion opportunities at our operating facilities that we expect will increase production, drive down our unit cost per ton and increase our cash flow. Our most significant project that is focused on increased production is the reopening of the HB Solar Solution mine. The HB Solar Solution mine was formerly operated as a conventional underground mine and was idled in 1996 by its previous owner. We are in the process of developing the HB Solar Solution mine and the associated processing mill, which will use the same solar evaporation and solution mining technology we currently use at our Moab mine. We began construction on the HB Solar Solution mine in March 2012 and have invested $128.3 million through December 31, 2012. The total capital investment is expected to be between $225 million and $245 million. Our first production is expected to occur in late 2013 after the summer evaporation season and completion of the mill, with ramp up of production expected in 2014, and production levels increasing into 2015, assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.
We have also expanded our mining capacity at our Carlsbad facilities by adding new mining panels at our East and West facilities in 2012. We plan to add an additional mining panel at our East mine in 2013 and are developing a new multi-lateral cavern system at our Moab facility.

•
    Expand langbeinite production. The only known commercial reserves of langbeinite ore in the world are located near Carlsbad, New Mexico. We are one of the only two producers of langbeinite. To better capitalize on the strong demand for our Trio® product, which we produce from langbeinite ore, we implemented the Langbeinite Recovery Improvement Project ("LRIP"). The LRIP has two components: a dense media separation component and a granulation component. This new plant is designed to improve our langbeinite recoveries and reduce our process water consumption, both of which will lower per unit costs. The new granulation plant will provide us with the flexibility to granulate all of our standard‑sized Trio® product, should market conditions warrant. Construction of the dense media separation component was substantially completed in December 2011 and we placed the granulation component in service in the third quarter of 2012. Commissioning activities related to both components are continuing. The recovery improvements have yet to be fully realized and our 2012 production results for langbeinite were below our expectations. As of December 31, 2012, our total capital investment in the LRIP was $86 million.

Competitive Strengths

•
U.S. potash-only producer. We are one of three publicly traded potash-only companies. We are dedicated to the production and marketing of potash and langbeinite. Provided that mining and milling operations occur at steady operating rates, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and ammonia and sulfate used to produce phosphate products. The mining sector has experienced considerable cost pressures over the past several years.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. The Saskatchewan potash mineral tax includes a crown royalty, a base payment, and a profit tax. We currently pay an average royalty rate of approximately 3.5% to 4% of our net sales, which compares favorably to that of our competitors in Canada. We expect our average royalty rate to increase closer to 4% in the coming years, as our federal potash leases in New Mexico are expected to be renewed at a flat 5% rate rather than at a sliding scale of 2% to 5%. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Solar evaporation operations. The Moab mine and the Wendover facility, both located in the Utah desert, and the HB Solar Solution mine under development, located in the New Mexico desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a low-cost and energy‑efficient method of producing potash. Our understanding and application of low cost solution mining, combined with the favorable climate for evaporation at our solution mining locations, allow our facilities to enjoy relatively low production costs.

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

•
Participation in specialty markets. We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2012, these markets represented approximately 81%, 12%, and 7% of our potash sales, respectively. According to Fertecon, approximately 91% of all potash produced is used as a fertilizer highlighting that we have more diversified markets into which we sell our potash. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.
Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. We have increased our marketing activities in contemplation of the increased recovery and production of Trio® from our Langbeinite Recovery Improvement Project. Additionally, there appears to be a growing awareness of the agronomic value of the magnesium and sulfate in this specialty product, resulting in stronger pricing relative to potash over the last year.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial life, with remaining reserve life ranging from 28 to 165 years, based on proven and probable reserves estimated in accordance with U.S. Securities and Exchange Commission (“SEC”) requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized areas of potash for potential future exploitation.

•
Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to process, store and ship product. Our five operating facilities already have significant facilities and infrastructure in place. We have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.

•
Track record of innovation and modernization. Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability and to re-invest cash flows into the business to grow production. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization, sustainability, and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. We have systematically made investments in our facilities such as warehousing, storage systems for ore, shaft improvements, the replacement of older equipment, new granulation assets, and mill upgrades. From the inception of Mining in January 2000, to December 31, 2012, we have invested over $745 million in capital expenditures at our facilities to enhance the productivity and reliability of our operations.

International Marketing and Distribution
Our international sales of potash and Trio® are marketed on a spot basis by PCS Sales under an exclusive marketing agreement for sales outside North America and under a non-exclusive agreement for sales into Mexico. This relationship gives us access to PCS Sales' extensive international sales network and informs us about developments related to sulfate of potash magnesium in the international market. During 2012, approximately 37% of our Trio® tons were sold internationally, representing approximately 3.6% of our total net sales. During the years ended December 31, 2012, 2011, and 2010, approximately 95% of our net sales were in the United States, with the remaining sales into countries and regions such as Mexico, Latin America, and Ghana.
Major Customers
We have a diversified customer base exceeding 180 customers in the agricultural, industrial, and feed markets.
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, that in turn supply farmers producing a wide range of crops. Agricultural markets primarily consume granular‑sized potash, whereas the industrial and feed markets primarily consume standard‑sized potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us flexibility to adjust our product mix to market conditions. Servicing the industrial and feed markets provides us with a customer base that is unrelated to agricultural markets.
In 2012, 2011, and 2010, one of our distributor customers accounted for approximately 22%, 17%, and 24%, respectively, of our sales, and another distributor customer accounted for approximately 9%, 12%, and 7% of sales, respectively. Although we consider our relationship with these customers to be very important, we do not believe that a significant decline in their purchases would have a material adverse effect upon our financial results due to the regional demands for our product.
Environmental, Health, and Safety Matters
We mine and process potash and potassium-related products, which subjects us to an evolving set of federal, state, and local environmental, health, and safety (“EHS”) laws that regulate, or propose to regulate: (1) product content and labeling;

(2) conditions of mining and production operations; (3) employee and contractor safety and occupational health; (4) soil, air and water quality standards for our facilities; (5) disposal, storage, and management of hazardous and solid wastes; and (6) post-mining land reclamation and closure.
We employ, both within and outside Intrepid, environmental professionals to review our operations, assist with environmental compliance, and obtain new and maintain established permits and licenses to operate. These environmental professionals identify and address compliance issues regarding hydrocarbon management, solid and hazardous waste management, protection of water and air quality, asbestos abatement, potable water standards, reclamation and closure, radiation control, animal and plant life, and other EHS issues.
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with EHS standards. The majority of these resources will be expended through our capital budget. In 2012, we expended approximately $3.6 million on environmentally‑related capital projects and expect to invest a similar amount in 2013. In 2012, we recognized an environmental expense of $0.9 million within cost of goods sold expense, principally for the disposal of hazardous materials and environmental studies and remediation efforts. We expect to incur similar environmental expenses within our cost of goods sold expense in 2013. However, if contamination is discovered or the contamination is of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
We cannot predict the impact of new or changed laws, regulations, or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations, or permit requirements are enforced, interpreted, or administered. EHS laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated EHS capital expenditures or reclamation and closure expenditures will be required in 2013 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
Product Registration Requirements
We are required to register fertilizer products with each U.S. state and foreign country where products are sold. Each brand and grade of commercial fertilizer must be registered with the appropriate state agency before being offered for sale, sold, or distributed in that state. Registration requires a completed application, guaranteed analysis, product labels, and registration fee. Sold products must have specified information printed on the bag, on tags affixed to the end of the package, or, if in bulk shipments, written or printed on the invoice, bill of lading, or shipping papers.
State registrations are for one to two-year periods, depending on each state’s requirements. In addition, each state also requires tonnage reporting for products sold into that state either monthly, quarterly, semi-annually, or annually, depending on each state’s requirements. Some states do require the same registration and reporting process for feed grade products; industrial grade products do not require registration or tonnage reporting.
Operating Requirements and Government Regulations
Permits. We are subject to numerous environmental laws and regulations, including laws and regulations regarding land reclamation; release of air or water emissions; plant and animal life; the generation, treatment, storage, disposal, and handling of hazardous substances and wastes; and the cleanup of hazardous substances releases. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.
We hold numerous environmental, mining and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and surface water, and injection of brine. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. In certain cases, as a condition to procuring the necessary permits and approvals, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate reclamation, closure, and post-closure care at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.

We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits, or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East facility, North facility, and Moab facility at times may experience some water discharges during periods of significant rainfall. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporation, and reducing process water usage and discharges. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans.
Air Emissions. With respect to air emissions, we anticipate that additional actions and expenditures may be required in the future to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The U.S. Environmental Protection Agency and the New Mexico Environment Department have issued a number of regulations establishing requirements to reduce nitrogen oxide emissions and other air pollutant emissions. Additionally, with increased attention paid to emissions of greenhouse gases, including carbon dioxide, new federal or state regulations could go into effect that may affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.
From time to time, in the ordinary course of our business, we receive notices from the New Mexico Environment Department of alleged air quality control violations. Upon receipt of such notices, we promptly evaluate the matter and take any required corrective actions. In these circumstances, we may be required to pay certain civil penalties for any such notices of violation. The malfunction or failure of pollution control equipment and/or production equipment, the failure to follow operating procedures, more stringent air quality regulations, or a change in interpretation and enforcement of applicable air quality laws and regulations could result in future enforcement actions.
Safety and Health Regulation and Programs. Our New Mexico and Utah facilities are subject to the Federal Mine Safety and Health Act of 1977, the Occupational Safety and Health Act, related state statutes and regulations, or a combination of these laws.
The Mine Safety and Health Administration ("MSHA") is the governing agency for our New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. Item 4 and Exhibit 95 to this Annual Report on Form 10-K provide information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.
Our New Mexico facilities participate in MSHA’s Region 8 “Partnership Program.” There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Examples of principles include working for an open, cooperative environment; agreeing to citation and conflict processes; and improving training. Our New Mexico facilities are serviced by a trained mine rescue team, which is ready to respond to on-site incidents. The team practices and participates at state and federal events and competitions.
The Occupational Safety and Health Administration ("OSHA") is the governing agency relating to the safety standards at our Utah facilities. Both Moab and Wendover have active safety and health programs. Regular meetings are held covering various safety topics. Training and other certifications is provided to employees as needed based upon their work duties.
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
We work closely with governmental authorities to obtain the appropriate permits to address identified site conditions. For example, buildings located at our facilities in both Utah and New Mexico have a type of siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos‑containing siding and related materials. We have a permitted asbestos landfill in Utah. We have worked closely with Utah officials to address asbestos‑related issues at our Moab mine. We are working with federal officials to resolve issues concerning the disposal of asbestos‑containing material at an unpermitted location at our West mine, which may require additional removal of the asbestos-containing material or another remedy.
Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants that were introduced as reagents during historic processing methods, such as lead, that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Additionally, our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2012, is approximately $20.6 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2012, is approximately $52.5 million. During the year ended December 31, 2012, our estimate of our asset retirement obligations increased primarily as a result of the construction activity for our HB Solar Solution mine and our North compaction facility as well as increases in our estimate to close mine shafts that are no longer in service, as well as, our operating mine shafts.
It is difficult to estimate and predict the potential actual costs and liabilities associated with remediation and reclamation, and there is no guarantee that we will not be identified in the future as potentially responsible for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters subject to remediation and/or reclamation obligations or liabilities.
Taxes and Insurance
Royalties and Other Taxes
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty and other tax payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2012, we paid $16.3 million, or an average of 3.9% of net sales, in royalties and other taxes.
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
Seasonality
The sales patterns of our agricultural products are generally seasonal. Using averages of the monthly sales data over the last three years, the peak period for sales was the three-month period from August through October when approximately 28% of our sales have occurred. The seasonal low period, using the same data, occurred during the three-month period from

April through June, when 22% of our sales occurred. The seasonality of our sales is somewhat moderated due to the variety of crops, industries and geographies that we serve. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. Our quarterly financial results can vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Employees
As of December 31, 2012, we had 935 employees, the majority of which were full-time employees. We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2014. This is the fifth agreement negotiated between us and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union 00867. We consider our relationships with our employees to be good.
Available Information
We file or furnish with the SEC reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K, proxy statements, and any amendments to these reports. These reports are available free of charge on our website at www.intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained at www.sec.gov, or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.
We routinely post important information about us and our business, including information about upcoming investor presentations, on our website under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts or Really Simple Syndication (RSS) feeds regarding new postings. The information found on, or that can be accessed through, our website is not part of this or any other report we file with, or furnish to, the SEC.
Glossary of Terms
Average Net Realized Sales Price: We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.
Designated Potash Area: A 497,000 acre location in southeastern New Mexico established by order of the U.S. Secretary of the Department of the Interior and administered by the BLM encompassing the United States' strategic potash reserve.
Langbeinite (K2SO42MgSO4—potassium magnesium sulfate): A generic term for the mineral double sulfate of potash magnesia, also sometimes referred to as sulfate of potash magnesia. The processing of ores containing langbeinite results in a concentrated double sulfate of potash magnesia, which we market for sale as Trio®.
Magnesium Chloride (MgCl2): A de-icing and de-dusting agent.
Metal Recovery Salt: Potash combined with salt in various ratios that chemically enhances the recovery of aluminum in aluminum recycling processing facilities.
Mill Feed Grade: A measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as percent of potassium oxide (K2O) or percent potassium chloride (KCl).
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
Potassium Chloride (KCl—muriate of potash): The most abundant, least expensive source of potassium on a delivered K2O basis and the preferred source of potassium for fertilizer use, currently accounting for approximately 95% of total worldwide fertilizer use of K2O. Commercial grades for fertilizer use are typically 95% to 98% potassium chloride, containing about 60% to 62% K2O. Potassium chloride is the primary raw material used to produce industrial potassium hydroxide and its derivative salts, the most commercially important of which are potassium carbonate, potassium chromate, potassium permanganate and the potassium phosphates. It is also used as an intermediate in chemical synthesis routes to potassium sulfate and potassium nitrate. Muriate of potash is either red or white in appearance, depending on how it is processed.
Potassium Nitrate (KNO3—niter, saltpeter, nitrate of potash or sal prunella): A white crystalline salt. In the U.S., its use is limited but it is used as a nonchloride source of potash and nitrate nitrogen. The nutrient content of commercial, fertilizer‑grade material is about 13% to 14% nitrogen and 44% K2O. Although potassium nitrate does exist as such in nature, there are no known large deposits of concentrated potassium nitrate‑containing minerals. Recovery of naturally occurring materials has been primarily from the crude sodium nitrate (caliche) beds in Chile. Potassium nitrate is referenced in the “potash” and “potassium chloride” terms above.
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
Potassium Sulfate (K2SO4—sulfate of potash or SOP): A crystalline salt that is derived directly from brines or synthesized from other potassium salts and minerals. Commercial grades for fertilizer use are usually 93% to 95% potassium sulfate, containing 50% to 51% K2O. Potassium sulfate accounts for 1% to 2% of total worldwide potash fertilizer use. Potassium sulfate is referenced in the “potash” and “potassium chloride” terms above.
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
Reserve: That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.
Salt (NaCl—sodium chloride): The salt industry is a commodity business with a heavy emphasis on price competition, which results in market boundaries being defined by delivered costs.
Solar Evaporation: A mineral concentration process by which brines containing salt, potash and magnesium chloride are collected into ponds, and solar energy is used to evaporate water thus crystallizing out the salt and potash contained in the brine. The resulting evaporate is then processed to separate the potash from the salt and subsequently prepared for sale.
Solution Mining: For potash, a mining process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body and recovering a brine that is saturated in salt and also close to saturated in potash. The double mineral heavy brine is rich in potash that is brought to the surface for mineral recovery. Solution mining does not require men or machines to be underground.
Sulfate of Potash Magnesia (K2SO4.2MgSO4)—langbeinite or potassium magnesium sulfate: A double sulfate mineral containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 3% of potash fertilizer, based on 2010 estimates by the Association of American Plant Food Control Officials, Inc. Commercial products from the United States typically contain 22% K2O, 11% magnesium and 22% sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12% to 42% K2O, 2% to 5% magnesium and 3% to 7% sulfur.

Tailings: Salt and insoluble minerals that remain after potash is removed from ore during processing, typically disposed of in a tailings pile.
Ton: A short ton, or a measurement of mass equal to 2,000 pounds. Unless expressly stated otherwise or the context otherwise requires, references to “tons” in this report refers to short tons.
Trio®: The product Intrepid markets for sale that is recovered from langbeinite ore and which serves as a low-chloride potassium, magnesium and sulfur‑bearing fertilizer primarily for use in citrus, vegetable, sugarcane and palm applications and as an animal feed supplement. This product is a double sulfate of potash magnesia concentrate containing approximately 95% langbeinite and 5% salt or other minerals.
Underground Mine: A mine that uses a method of extracting economically attractive mineralization from deeper deposits. Underground mining generally consists of multiple shafts and/or entry points and a network of tunnels to provide access to minerals and haulage and conveyance systems to transport materials to the surface. Underground mining machines are used to remove the ore and a series of pillars are left behind to provide the appropriate level of ground support to ensure safe access and mining.
Executive Officers
The following section includes biographical information for our executive officers.

Name	Age	Position
Robert P. Jornayvaz III	54	Executive Chairman of the Board
David W. Honeyfield	46	President and Chief Financial Officer
Martin D. Litt	48	Executive Vice President, General Counsel and Secretary
James N. Whyte	54	Executive Vice President of Human Resources and Risk Management
John G. Mansanti	57	Senior Vice President of Operations
Kelvin G. Feist	45	Senior Vice President of Sales and Marketing
Brian D. Frantz	50	Vice President - Finance, Controller and Chief Accounting Officer

Robert P. Jornayvaz III has served as our Executive Chairman of the Board since May 2010. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in November 2007 until May 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from January 2000 until its dissolution at the time of our initial public offering ("IPO") in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation, which owns approximately 14% of our common stock. Mr. Jornayvaz has over 30 years of experience in the oil and gas industry and 14 years of experience in the potash industry.
David W. Honeyfield has served as our President since May 2010 and our Chief Financial Officer since March 2008. Mr. Honeyfield also served as our Executive Vice President and Secretary from March 2008 to May 2010 and as our Treasurer from March 2008 to December 2010. From 2003 to 2008, he held various positions with SM Energy Company (formerly St. Mary Land & Exploration Company), including Senior Vice President from 2007 to 2008, Chief Financial Officer from 2005 to 2008, and Vice President-Finance, Treasurer, and Secretary from 2003 to 2005. From 2002 to 2003, Mr. Honeyfield was Controller and Chief Accounting Officer of Key Production Company, Inc. and then Cimarex Energy Co., which acquired Key Production Company. From 1991 to 2002, Mr. Honeyfield was a senior manager in the audit practice of Arthur Andersen LLP in Denver, serving clients primarily in the mining, oil and gas, and manufacturing sectors.

Martin D. Litt has served as our Executive Vice President and General Counsel since July 2008 and as our Secretary since January 2012. He began his legal career in 1991 with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. In 1993, Mr. Litt joined the law firm of Holme Roberts & Owen LLP (now known as Bryan Cave LLP), where he served as a partner for nine years and a member of the firm's Executive Committee, a committee responsible for managing the law firm, for two years. During his time at Holme Roberts & Owen LLP, Mr. Litt focused his practice on commercial litigation, antitrust matters, and general business counseling and served as outside counsel to us and Intrepid Mining LLC for approximately six years.

James N. Whyte has served as our Executive Vice President of Human Resources and Risk Management since December 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior

to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance and a private insurance brokerage firms he founded.

John G. Mansanti has served as our Senior Vice President of Operations since November 2011. Mr. Mansanti also served as our Vice President of Operations from October 2009 to November 2011. From 2006 to October 2009, Mr. Mansanti worked for Barrick Gold Corporation, a gold production company. From 2008 to 2009, Mr. Mansanti served as General Manager of Goldstrike Mines in Nevada, where he was responsible for managing Barrick's largest gold producer at approximately 1.7 million ounces a year. From 2006 to 2008, Mr. Mansanti served as General Manager at the Cortez Gold Mine in Nevada, where he was responsible for managing all aspects of operations and managing the engineering, underground development, and permitting associated with the Cortez Hills project. From 2003 to 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation).

Kelvin G. Feist has served as our Senior Vice President of Sales and Marketing since November 2011. Mr. Feist also served as our Vice President of Sales and Marketing from February 2011 to November 2011. From 1994 to January 2011, Mr. Feist held various positions with Agrium Inc., a provider of fertilizer products and services, and its subsidiaries, most recently as Director of Potash Marketing from July 2010 to January 2011 and National Account Manager from July 2007 to July 2010. While at Agrium, Mr. Feist was responsible for all marketing and sales programs related to Agrium's potash portfolio, including matters relating to production and logistics.

Brian D. Frantz has served as our Vice President-Finance since February 2012 and our Controller and Chief Accounting Officer since July 2010. From October 2008 to July 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a private company specializing in selling and leasing construction equipment. From June 2008 to September 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From 1998 to 2007, Mr. Frantz held various positions at RE/MAX International, Inc., a private company engaged in the franchising of real estate brokerage businesses, most recently as Senior Vice President and Chief Financial Officer. From 1986 to 2007, Mr. Frantz was a senior manager in the audit practice of Arthur Andersen LLP in Denver, serving public and private companies primarily in the cable television, manufacturing, mining and real estate industries.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties, including those described below, which could adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are immaterial, could also adversely affect us.
Risks Related to Our Business
Continued adverse conditions in the global economy and disruptions of financial markets could negatively affect our results of operations and financial condition.
The global economy continues to experience volatility and uncertainty, which has caused uncertainty for farmers and customers in the geographic areas where we sell our products. This uncertainty could reduce demand for our products, which would have a negative impact on our results of operations. Moreover, volatility and disruption of financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so or could only be able to do so on unfavorable terms.
Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits, and high-capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower capacity utilization until the cycle repeats. Furthermore, individual potash producers have, at various times, independently suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. As a result of these various factors, the price of potash can also be volatile. This volume and price volatility could reduce profit margins and negatively affect our results of operations. We sell the majority of our potash into the spot market in the U.S. and generally have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to the gold market, for example. As a result, we do not have and cannot obtain protection from this volume and price volatility.
Changes in fertilizer application rates could exacerbate the cyclical nature of the prices and demand for our products.
Farmers are able to maximize their economic return by applying optimum amounts of fertilizer. A farmer's decision about the application rate for each fertilizer, or the decision to forgo application of a particular fertilizer, particularly potash and langbeinite, varies from year to year depending on a number of factors, such as crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, and the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can materially impact the cyclical nature of the prices and demand for our products. In addition, farmers may buy and apply potash or Trio® in excess of current crop needs, which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products could shift forward to earlier periods. If we fail to accurately predict this shift, we could have insufficient product available to meet the early demand and could lose sales to our competitors.
Aggressive pricing strategies by our competitors could materially adversely affect our sales and results of operations.
Many of our competitors have significantly larger operations than we do and mine potash from reserves that are thicker, higher-grade, and less geologically complex than our reserves. These larger competitors may have greater leverage in pricing negotiations with customers and may be able to negotiate better rates for transportation of products sold. In addition, the nature of our competitors or transportation and their economies of scale may allow them to mine their potash or langbeinite at a lower cost. If one or more of these competitors were to decide for any reason to aggressively lower prices in an attempt to increase their sales, our size and cost structure might not allow us to match that pricing. In that event, we would likely lose sales and our operational and production results would be materially affected.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we could be required to write down the value of our inventories. Any write-down would adversely affect our financial condition and results of operations, possibly materially.
Mining is a complex and hazardous process that frequently experiences production disruptions, and because of the nature of our operations we could be more vulnerable to these disruptions than our competitors, which could adversely affect our results of operations.
The process of mining is complex and equipment- and labor-intensive and involves various risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, and acts of nature. Production delays can occur due to equipment failures, unforeseen mining problems, and other unexpected events. In addition, we must transport mined ore for long distances to remove it from the mines for processing, which creates a higher probability of incidents. Our facilities have been in operation longer than the average North American potash mine, and some of our equipment has had a long operating life and may require more maintenance or be more likely to fail than newer facilities or equipment. For example, the shafts at our West mine were constructed in 1931, are located in an area of known subsidence, and require frequent maintenance due to water inflow, wooden structures, and salt buildup. Additionally, at our East mine, the mining of langbeinite ore, which is harder and more abrasive than sylvite ore, has caused greater wear on our equipment, thereby increasing the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes. For example, the mill at our East mine experiences build-ups of complex salts, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. Furthermore, production at our facilities is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from our planned capital expenditures focused on growth, such as increases in productive capacity, to capital expenditures focused on maintenance. Production delays and stoppages, and higher than expected maintenance and repair expense, could have a material adverse effect on our results of operations.
The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of potash reserves, which could adversely affect our potash production and our results of operations.

Our potash production is affected by the ore grade, or the potassium content of the ore and the mineralogy of the ore. Our projections of ore grade vary from time to time, and the amount of potash that we produce could vary substantially from our projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. Potash ore bodies have complex geology. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable-grade product. As a result, our results of operations would be adversely affected.
If the assumptions underlying our reserve estimates are inaccurate, the quantities and value of our reserves could be adversely affected, which could adversely affect our financial condition and results of operations.
There are numerous uncertainties inherent in estimating our potash and langbeinite reserves. As a result, our reserve estimates necessarily depend upon a number of assumptions, including assumptions relating to the following:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate

•	future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes, and development and reclamation costs

•	future mining technology improvements

•	the effects of regulation by governmental agencies

•	variations in mineralogy

In addition, because reserves are only estimates built on these various assumptions, they cannot be audited for the purpose of verifying exactness. It is only after extraction that reserve estimates can be compared to actual values and the results of this comparison are used to calibrate models to estimate the remaining reserves. Reserve information is reviewed by a geologist, mine engineer and process engineer in sufficient detail to determine if, in the aggregate, the data provided by us are reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and in accordance with SEC requirements. If any of the assumptions that we make in connection with our reserve estimates are incorrect, the amounts of potash and langbeinite that we are able to economically recover from our mines could be significantly lower than our reserve estimates. In turn, our financial condition and results of operations could be adversely affected.
The seasonal demand for our products, and the resulting variations in our cash flows from quarter to quarter, could have an adverse effect on our results of operations and working capital requirements.
The fertilizer business is seasonal, with operating results that vary from quarter to quarter as a result of seasonality in grain and oilseed production and weather conditions, as well as other factors. In addition, we and our customers generally build inventories during low-demand periods of the year in order to ensure timely product availability during peak sales seasons. This seasonality typically results in increased sales during the North American spring season and fall harvest and increased working capital requirements in the period just before the start of the spring season. For example, over the last three years, on average, approximately 28% of our annual sales occurred during the fall harvest period between August and October, while approximately 22% of our annual sales occurred during the slower summer period between April and June. In addition, our quarterly sales can vary significantly from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns. If seasonal demand exceeds our projections, our customers may acquire products from our competitors and our results of operations could be adversely affected. In contrast, if seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.
Changes in laws and regulations affecting our business, or changes in enforcement practices with respect to those laws and regulations, could have an adverse effect on our financial condition or results of operations.
We are subject to numerous federal and state laws and regulations covering a wide variety of subject matters.  Any changes in these laws or regulations could have an adverse effect on our business.  In addition, new laws and regulations, or new interpretations of or enforcement practices with respect to existing laws and regulations, may impact our business.  As a result of any changes in laws or regulations, we could be required to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations.
For example, we are subject to significant regulation under MSHA and OSHA.  As a result of high-profile coal mining incidents, it is possible that government authorities could enact new laws and regulations that apply to our operations.  In addition, it is possible that enforcement of existing laws and regulations could become more stringent.

Climate change legislation and the physical effects of climate change could have a negative effect on our operations and results of operations.

There is a continuing discussion that emissions of greenhouse gases (“GHG”) could be altering the composition of the global atmosphere in ways that could be affecting, and could continue to affect, the global climate. Federal and state legislators and regulators regularly consider ways to reduce GHG emissions. Any new rules could have a significant impact on our operations and products and could result in substantial additional costs for us.
The potential physical effects of climate change could also have an adverse effect on us and our customers. These effects could include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These changes could have an adverse effect on our costs, production, or sales. For example, in December 2009, severe cold weather conditions at our East facility reduced our normal potash production by nearly 90% for the month. Similarly, in July 2010, we ceased production of langbeinite at our East facility for 14 days due to unusually heavy rainfall in order to reduce our water consumption, reduce brine flow to our tailings ponds, and preserve additional pond storage capacity for future rainfall. These changes could also have an adverse effect on our customers, which could adversely affect the demand or price of our products. For example, droughts or floods in certain geographic areas could decrease the amount of arable land in our markets, thereby decreasing demand for our products.
Our business depends on skilled and experienced personnel, and our inability to find and retain quality workers could have an adverse effect on our development and results of operations.
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other employees and contractors. In particular, the labor market around Carlsbad, New Mexico, is very competitive and at times we may not be able to find or retain qualified employees or contractors. In that market, we compete for experienced laborers with employers in several other industries, such as natural resource facilities, oil fields, and other potash facilities. Turnover around Carlsbad has generally been high and we continue to see competition for qualified workers. Due to favorable commodity prices there is high demand globally for technical mining talent. If we are not able to attract and retain quality personnel, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. The occurrence of any of these events could have a material adverse effect on our results of operations.
The prices of natural gas and other important materials and energy used in our business are volatile. Changes in the prices of materials or energy, or disruptions to their supply, could adversely impact our sales, results of operations, or financial condition.
Natural gas, electricity, steel, other maintenance materials, water, chemicals, and fuel, including diesel and gasoline, are key materials that we purchase and use in the production of our products. The prices of these commodities are volatile.
Our sales and profitability from time to time have been and could in the future be impacted by the price and availability of these materials and other energy costs. A significant increase in the price of natural gas, electricity, or fuel that is not recovered through an increase in the price of our products, or an extended interruption in the supply of natural gas, electricity, water, or fuel to our production facilities, could materially adversely affect our business, financial condition, or results of operations. High natural gas costs could also increase crop input costs, which could cause our sales to decline. In addition, our capital expenditure forecasts are based on a variety of assumptions, including assumptions about the prices of commodities. If those prices are higher than we expected, our capital expenditures could increase. We could also lose sales to competitors with lower production costs, and our profitability could be materially adversely affected.
Any decline in U.S. agricultural production or any limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products and our results of operations.
Conditions in the U.S. agricultural industry can significantly impact our results of operations. The U.S. agricultural industry can be affected by a number of factors, including weather patterns, field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products, and U.S. and foreign policies regarding trade in agricultural products. State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted, and the use of fertilizers for particular agricultural applications. In addition, there are various city, county, and state initiatives to regulate the use and application of fertilizers due to various environmental concerns.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids in the Permian Basin or Rocky Mountain regions could increase our operating costs and decrease our average net realized sales price of potash.
A significant portion of our sales consists of sales of standard-sized potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. Declines in oil and gas drilling could have a negative impact on our average net realized sales price for our agricultural tons, as agricultural sales could require more costly transportation to more distant delivery points and we could incur additional costs to compact the standard-sized product into the granular-sized product favored in agriculture. Alternative products that have some of the same clay-inhibiting properties that potash has in oil and gas drilling fluids are commercially available. Depending upon the price of potash compared to the prices of these alternative products, these alternative products could temporarily or permanently replace some of our sales of standard-sized potash, which would reduce our industrial sales and result in the same increases in production costs and decreases in our profitability.
Increased costs could affect our per ton profitability.
Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, revisions to mine plans, and location of the ore bodies. A substantial portion of our operating costs is comprised of fixed costs consisting primarily of labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation. In addition, we have variable costs associated primarily with overtime and associated benefits, contractor labor, consumable operating supplies and chemicals, some level of energy, and per unit depreciation. Because a portion of our operating costs is fixed, reductions in production tonnage could increase our per ton costs and correspondingly decrease our operating margin on a per ton basis. A material increase in costs at any of our locations could have a material adverse effect on our profitability and cash flows.
Some of our competitors have greater capital and human resources than we do, which could place us at a competitive disadvantage and adversely affect our sales and profitability.
We compete with a number of producers in North America and throughout the world. Some of these competitors may have greater total resources than we do. Competition in our product lines is based on a number of considerations, including transportation costs, brand reputation, product quality, price, client service, and support. To remain competitive, we need to invest continuously in production infrastructure, marketing, and customer relationships. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and increase our leverage. We may not have sufficient resources to continue to make these investments or maintain our competitive position relative to some of our competitors that have greater capital and human resources. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes, and our profits could be materially adversely affected.
A shortage of railcars or trucks for transporting our products, increased transit times, or interruptions in railcar or truck transportation services could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs, or disruptions in production.
We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of reagents and other supplies and equipment for our mining operations. A shortage of railcars for carrying product as well as increased transit time in North America due to congestion in, or accidents affecting, the rail system could prevent us from making timely delivery to our customers or lead to higher transportation costs, either of which could result in customer dissatisfaction or loss of sales. In addition, we may have difficulty obtaining access to ships for deliveries of our products to overseas customers. Higher costs for transportation services or interruptions or slowdowns in these transportation services due to railcar derailments, accidents, high demand, labor disputes, adverse weather, changes to rail systems, or other events could negatively affect our ability to produce our products or our ability to deliver our products to our customers, which could have a material adverse effect on our results of operations and financial condition. Additionally, rail interruptions have occurred historically as a result of derailments or track or bridge failures. Sustained periods of rail interruptions could have a material impact on our ability to ship product to our customers and therefore adversely impact our sales levels.
We rely on our management personnel for the development and execution of our business strategy, and the loss of any member of our management team may have a material adverse effect on our growth and operating results.
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of our business. The loss of the services of any of our management personnel could prevent us from achieving our business strategies or limit our business growth and operating results. We do not currently maintain “key person” life insurance on any of our key executives or management personnel.
Weakening of the Canadian dollar and Russian ruble against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations, and fluctuations in these currencies could cause our results of operations to fluctuate.
The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency. These activities could cause our average net realized sales price of potash to decrease or fluctuate significantly, which could adversely affect our results of operations.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.

The U.S. Department of the Interior regulates the development of federal mineral resources - both potash and oil and gas - on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities.  In December 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the BLM and industry on the co-development of these resources.

Even under the new order, it is possible that oil and gas drilling in this area could limit our ability to mine valuable potash reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our potash reserves or mineralized deposits. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission and, when appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our potash reserves or mineralized deposits or put at risk the safety of our potash miners. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our potash reserves or mineralized deposits. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves, our potash reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
If we are unable to obtain and maintain the required permits and governmental approvals necessary for our operations, our business could be adversely affected.
We hold numerous governmental, environmental, mining, and other permits and approvals authorizing the operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have a material adverse effect on our business, financial condition, and results of operations.
Any expansion of our existing operations would also require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, the federal government must consider and study a project's likely environmental impacts. Based on the federal government's conclusion, it could require an environmental assessment or an environmental impact statement, or EIS as a condition of approving a project or permit, which could result in additional time delays and costs. Furthermore, our mining operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations could require securing additional federal and state leases, which we may not obtain in a timely manner or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves.
Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2012, approximately 11% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and approximately 13% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
The execution of our strategic projects, including our plans for reopening the HB Solar Solution mine, could require more time and costs than we expect, which could adversely affect our results of operations and financial condition.
We are currently in the process of reopening the HB Solar Solution mine as a solution mine. We expect first production from the HB Solar Solution mine to occur in late 2013 after the evaporation season, with ramp up of production continuing through 2015, assuming no construction or equipment delays and the benefit of average annual evaporation cycles applied to full evaporation ponds.
Reopening the HB Solar Solution mine involves significant costs and risks. Construction and commissioning of the well facilities, solar ponds, processing plant, and associated infrastructure could take longer or cost significantly more than we expect. We may experience delays on the delivery of long lead time items required for the construction of the processing mill, and the timing and level of production from the mine might not be as anticipated. We may be unable to produce potash economically from the HB Solar Solution mine, or our profitability from the project could be lower than we expect.
We have invested time and money into several other strategic projects. The completion of these projects, which includes commissioning, could require significantly more time and costs than we currently expect. In addition, in some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected site for a period of time, which would cause lower production volumes and higher production costs per ton. We are also considering various other potential opportunities for revenue and strategic growth, including potentially reopening the idled North mine. These potential projects are at an early stage, and we may not proceed with any of them. Even if we proceed with one or more of these projects, they may not succeed, despite our having made substantial investments; they may cost significantly more than we expect; or we may encounter additional risks that we cannot anticipate at this time.
New long-term product supply can create structural market imbalances, which could negatively affect our results of operations and financial condition.
Potash is a commodity, and the market for potash is highly competitive and affected by global supply and demand. Producers have been, and will likely continue to be, engaged in aggressive expansion and development projects to increase production. Many of these projects to increase potash production on a long-term basis are speculative. However, if potash production is increased beyond potash demand, the price at which we sell our potash and our sales volume would likely fall, which would materially adversely affect our results of operations and financial condition.
The market for langbeinite is still developing, and our Trio® sales could be affected by new market entrants or the introduction of langbeinite alternatives.
Langbeinite, a low-chloride source of potassium, is produced by Intrepid and one other company from the only known langbeinite reserves in the world located near Carlsbad, New Mexico. The demand for langbeinite has been limited due mostly to its limited supply and availability, and it is difficult to determine how the supply, demand, and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and could increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize a product similar to langbeinite from brines, with a goal of producing significant amounts of this competing product in the near future. Other companies could seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other competitive sources for langbeinite, which could materially adversely affect the viability of our Trio® business and our results of operations and financial condition.
As a potash-only producer, we are less diversified than nearly all of our competitors, and a decrease in the demand for potash and langbeinite or an increase in potash supply could have a material adverse effect on our financial condition and results of operations.
We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into nitrogen- or phosphate-based fertilizer businesses or other chemical or industrial businesses. Because we are focused exclusively on potash and langbeinite, and because we sell our products primarily within the U.S., we could be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified and our sales more global. A decrease in the demand for potash and langbeinite could have a material adverse effect on our financial condition and results of operations. Similarly, a large increase in potash supply could also materially impact our financial condition more than our diversified competitors.
Inflows of water into our potash mines from heavy rainfall or groundwater could result in increased costs and production downtime and could require us to abandon a mine, either of which could adversely affect our results of operations.
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

Heavy fall precipitation or low evaporation rates at our Moab and Wendover facilities and at our new HB Solar Solution mine could delay our potash production at those facilities, which could adversely affect our sales and results of operations.
Our facilities in Moab and Wendover, Utah, and our new HB Solar Solution mine use solar evaporation ponds to form potash crystals from brines. This process is limited by rainfall and evaporation rates. The effects of certain weather patterns or climate changes could have a material adverse effect on our production of potash using solar evaporation processes. Heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve and consume pond capacity. Lower than average temperatures and higher than average seasonal rainfall reduce evaporation rates, which also would temporarily limit the amount of potash we are able to produce and in turn push that production into later quarters or years. If these weather conditions occur at any of our facilities that use solar evaporation, we would have less potash available for sale, and our sales and results of operations could be materially adversely affected. As we increase the level of production associated with our use of solar ponds, our production risks related to rainfall and evaporation rates increase.
Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.
We are subject to many environmental, safety, and health laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and discharges into the soil, air, and water. Operations by us and our predecessors have involved the historical use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water, and groundwater contamination. At some locations, salt-processing waste, building materials (including asbestos-containing material), and ordinary trash may have been disposed or buried in areas that have since been closed and covered with soil and other materials. Under environmental remediation laws such as CERCLA, liability is imposed on certain categories of persons who are considered to have contributed to the release of hazardous substances into the environment, without regard to fault or the legality of a party's conduct. We could incur material liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities, or off-site disposal locations. Under CERCLA or similar state laws, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.
In the past, governmental agencies have required us to undertake remedial activities to address identified site conditions. For example, we have worked with Utah officials to address asbestos-related issues at our Moab mine. Many of our facilities also contain permitted asbestos landfills, some of which have been closed. Additionally, we are currently working with federal officials to resolve issues concerning the disposal of asbestos-containing material at an unpermitted location at our West mine, which may require additional removal of asbestos-containing material, a land swap, or another remedy.
We are also subject to federal and state environmental laws that regulate discharges of pollutants and contaminants into the environment, such as the U.S. Clean Water Act and the U.S. Clean Air Act. For example, our water disposal processes rely on dikes and reclamation ponds that could breach or leak, resulting in a possible prohibited release into the environment. Moreover, although the North and East mines in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines could experience some water discharges during significant rainfall events.
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations environmental, health, and safety laws could subject us to civil, and in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur material liabilities, due to any of the following:

•	changes in the interpretation of environmental laws

•	modifications to current environmental laws

•	the issuance of more stringent environmental laws

•	malfunctioning process or pollution control equipment

Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico mining facilities, the HB Solar Solution mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.

As a potash producer, we currently are exempt from certain State of New Mexico mining laws related to reclamation obligations. If this exemption were to be eliminated or restricted, we could be required to incur significant expenses related to reclamation at our New Mexico facilities.
For more information about environmental, health, and safety matters affecting our business, see “Business-Environmental, Health and Safety Matters.”
Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
In August 2012, we agreed to issue $150 million aggregate principal amount of unsecured senior notes ("the Notes") on April 16, 2013. In addition, our unsecured credit facility, although currently undrawn, allows us to borrow up to $250 million. Future indebtedness could have important consequences, including the following:

•	it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements

•	it could limit our flexibility in planning for, or reacting to, changes in our business

•	we could become more highly leveraged than some of our competitors, which could place us at a competitive disadvantage

•	it could make us more vulnerable to a downturn in our business or the economy

•	it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes

•	it could materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed

In addition, the Notes and our unsecured credit facility contain financial and other restrictive covenants that could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of outstanding indebtedness or limitations as to the availability to access the full amount of the unsecured credit facility. Our unsecured credit facility is scheduled to expire in 2016 and our Notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or financing on acceptable terms.
The mining business is capital-intensive, and the inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
The mining business is capital-intensive. We expect that we will continue to make significant capital expenditures over the next several years in connection with the development of new projects such as reopening the HB Solar Solution mine, the various expansions at our existing operating facilities, and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding or be unable to fund needed or planned capital expenditures. This could limit the expansion of our production or make it difficult for us to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our new projects.
Market upheavals due to global pandemics, military actions, terrorist attacks, or economic repercussions from those events could reduce our sales or increase our costs.
Global pandemics, actual or threatened armed conflicts, terrorist attacks, or military or trade disruptions affecting the areas where we or our competitors do business could disrupt the global market for potash. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of potash could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices, which would reduce our revenues. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potash. These new regulations could result in higher costs, lower revenues, and reduced profit margins.
A significant disruption to our systems could adversely affect our business and operating results.
We rely on a variety of information technology and automated operating systems to manage or support our operations. The proper functioning of these systems is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as of a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations, and could impose substantial demands on management time. Our systems, and those of third party providers, also could be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these security measures may not be adequate. Any significant disruption to our systems could adversely affect our business and operating results.
If we are unsuccessful in negotiating new collective bargaining agreements, we could experience significant increases in the cost of labor or a disruption in our Wendover operations.
As of December 31, 2012, we had 935 employees. Approximately 4% of our workforce is represented by a labor union at Wendover. We have a collective bargaining agreement with the labor organization representing our hourly employees in Wendover. This agreement expires May 31, 2014. This is the fifth agreement negotiated between us and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union 00876. Although we believe that our relations with our employees are good, we may not be successful in negotiating new collective bargaining agreements as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. These negotiations could result in significant increases in the cost of labor and a breakdown in negotiations could disrupt our Wendover operations. If employees at any of our other facilities were to unionize, these risks would increase.
Risks Related to our Common Stock
The price of our common stock may be volatile and you could lose all or part of your investment.
Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. Other factors that could affect the price of our common stock include the following:

•	our operating performance and the performance of our competitors

•	the public's reaction to our press releases, our other public announcements and our filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow Intrepid or other companies in our industry

•	variations in general economic, market and political conditions

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry or our competitors

•	the other risks described in this report

If our stock price declines due to one or more of these factors, you may not be able to sell your shares at or above the price you paid for them.
We may issue additional securities, including securities that are senior in right of dividends, liquidation, and voting to our common stock, without your approval, which would dilute your existing ownership interests.
Our board of directors may issue shares of preferred stock or additional shares of common stock without the approval of our stockholders, except as may be required by applicable New York Stock Exchange (“NYSE”) rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:

•	our stockholders' proportionate ownership interest in us will decrease

•	the relative voting strength of each previously outstanding common share may be diminished

•	the market price of the common stock may decline

Future sales of our common stock, or the perception that future sales may occur, could depress our common stock price.
Sales of a substantial number of shares of our common stock, including sales by our directors and officers, or the perception that these sales may occur, could depress the market price of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock would have on the market price of our common stock.
We do not intend to pay regular dividends for the foreseeable future.
We paid a one-time, special cash dividend of $0.75 per share to our common stockholders in December 2012. For the foreseeable future, we intend to retain future earnings to finance the development and expansion of our business, and we do not anticipate paying regular cash dividends on our common stock.

Provisions in our charter documents and Delaware law may delay or prevent a third party from acquiring us.
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions:

•
authorize us to issue preferred stock that can be created and issued by our board of directors without prior stockholder approval, except as may be required by applicable NYSE rules, with rights senior to those of our common stock;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholders from acting by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	classify our board of directors so that only some of our directors are elected each year.

These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price of the common stock they own.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties
Our potash production currently comes from five facilities—three near Carlsbad, New Mexico and two in Utah, all of which we own and operate. Our active producing facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, and the North compaction plant which processes potash from the West mine. The HB Solar Solution mine is currently under development and we expect to begin production late in 2013. Our facilities in Utah are the Moab mine, consisting of a solution mine, solar evaporation ponds and a process plant located near Moab, and the Wendover facility, consisting of a brine collection system, solar evaporation ponds, and process plant located near Wendover.
We control the rights to mine approximately 130,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the state of New Mexico, approximately 98,000 acres from the federal government through the BLM, and approximately 240 acres from private leaseholders.

We control the rights to mine approximately 7,300 acres of land west of Moab, Utah. We lease approximately 7,100 acres from the state of Utah and approximately 200 acres from the BLM. We own approximately 3,700 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

UP/DRGW Railroad
SR 279
Cavern 2
Cavern 1
GRAND COUNTY
T26S R20E
IPI Mine
SAN JUAN COUNTY
T27S R20E
T27S R21E
Colorado River
US 89
US 40
US 6
US 191
Utah

Legend

- Horizontal Potash Caverns
- Mine Open Works
- Evaporation Ponds
- Operations Perimeter
- State Highway
- Railroad
- Counties

N S E W

0 5,000 Feet

0 1 Miles

Intrepid Potash, Inc.

Moab Mine
Grand and San Juan Counties
Utah, U.S.A.

We control the rights to mine approximately 88,000 acres of land near Wendover, Utah. We own approximately 58,000 acres, and we lease approximately 6,000 acres from the state of Utah and approximately 25,000 acres from the federal government through the BLM.

T3N R19W
T3N R17W
T2N R19W
T2N R17W
T1N R19W
T1N R17W
Wendover
Salt Lake City
Utah
Moab
TOOELE COUNTY
IPI Mine
T1S R19W
T1S R18W
T1S R17W
I-80
Union Pacific Railroad
T2S R19W
T2S R18W
T2S R17W
T3S R19W
T3S R18W
T3S R17W
Legend
X Processing Plant
Mine Operations Perimeter
Brine Ditches and Canals
Solar Evaporation Ponds
Interstates
Railroads
N
S
E
W
0
25,000
Feet
0 1 2 3 4 5
Miles
Intrepid Potash, Inc.
Wendover Facility
Tooele County
Utah, U.S.A.

We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.

The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the state of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2014 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2012, approximately 11% of our state, federal, and private lease acres at our New Mexico facilities (including leases at the HB Solar Solution and North mines) and approximately 13% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
We pay royalties to the state and federal governments and private leaseholds for potash, langbeinite, and by-products produced from our leases. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 7.5%. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.0% to 3.0%.
We have water rights at each of our mine properties that we believe are adequate for our needs. All of our mining operations are accessible by paved state or county highways and are accessible by rail. All of our operations obtain electric power from local utilities.
Our mines, plants, and equipment have been in substantially continuous operation since the dates indicated in the chart entitled Proven and Probable Reserves on the following pages; and our mineral development assets, mills, and equipment have been acquired over the interval since these dates.
The HB Solar Solution mine, while previously operated as a conventional underground mine, is presently under development as a solution mine.
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core hole development wells on occasion in areas near our Carlsbad, New Mexico, operations that are located in the Designated Potash Area, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells to establish new cavern systems. We are considering rehabilitation of the shafts at the currently idled North mine to accelerate mining of reserves.
We have made significant investments to modernize and improve the condition of our plants and equipment. We invested approximately $253.0 million in our facilities in 2012, including the HB Solar Solution mine, the North compaction project, Langbeinite Recovery Improvement Project, Moab cavern system and various throughput and recovery enhancement projects. We believe that our plants and equipment are adequate for executing our operating plans.
Including the initial acquisition of our assets, the total historical cost of mineral development assets, property, plant, and equipment as of December 31, 2012, is $790.4 million. By location, the historical costs of mineral development assets, property, plant and equipment as of December 31, 2012, are $663.5 million for Carlsbad (including the HB Solar Solution mine), $71.5 million for Moab, $44.6 million for Wendover, and $10.8 million for other supporting sites. These amounts include land, construction in progress, building, plant, equipment, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.
Our leased office space in Denver, Colorado, is approximately 39,726 square feet and has a term extending through April 30, 2019. We lease approximately 8,327 square feet of office space in Carlsbad, New Mexico, for a term extending through November 30, 2017.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to 165 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2012, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. (“Agapito”) based on mine plans and other data furnished by us as described in footnote one below. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2012.
Our Proven and Probable Reserves (thousands of tons)(1)

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	165	227,480	21.9%	42,420	145,010	21.1%	26,880
Carlsbad East (including East Mixed (8))	1965	Underground	61	76,120	19.2%	11,390	75,590	18.3%	11,450
Carlsbad HB Solar Solution Mine (2,9)	2012	Solution	28	15,400	34.7%	4,750	710	32.3%	210
Moab	1965	Solution	134	20,750	40.8%	7,410	12,770	40.4%	4,530
Wendover (10)	1932	Brine Evaporation	30	—		—	—	0.8%	3,620
Total Muriate of Potash					24.5%	65,970		20.8%	46,690

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East (11) (including East Mixed (8))	1965	Underground	115	111,990	33.1%	34,700	131,900	32.5%	42,560

(1)
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico and Utah properties was in 2012. Agapito's analysis for the Carlsbad West and Carlsbad East mines was based on detailed examination of our geologic data that was updated with information from 2011 and 2012. Increases in the remaining life for the Carlsbad West and East mines were primarily due to the additional geologic data added in 2011 and 2012. Agapito's analysis for the Moab property was based on detailed examination of our geologic data that was updated with information from 2011 and 2012. Increases in the remaining life for the Moab property were primarily due to additional data added in 2011 and 2012. The Wendover property reserves were based on Agapito's detailed review of 2012 brine resource data, however, that review did not change the reserve life of 30 years as discussed in footnote 3 below. No changes to the Carlsbad HB Solar Solution mine reserve estimate were made to the 2008 Agapito review as there have been no changes to the geologic database for that area since that time. Additionally, although we began injection and extraction activities in 2012, no production from the HB Solar Solution mine is expected to occur until late 2013. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the Carlsbad HB Solar Solution mine, have operated in a substantially continuous manner since the dates set forth in this table. The Carlsbad HB Solar Solution mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are currently developing the Carlsbad HB Solar Solution mine and anticipate completion of construction in the fourth quarter of 2013. Our first production is expected to begin late in 2013, with increasing production in 2014 and ramp up to full production in 2015, assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.

(3)
Minimum remaining lives at the Carlsbad West, Carlsbad East, HB Solar Solution mine, and Moab mines are based on reserves (product tons) divided by annual effective productive capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of Carlsbad East white muriate of potash equals 0.98 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. Carlsbad East minimum remaining life was based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. Annual effective productive capacity contemplates the grade of the ore, and estimated recovery percentages estimated at the time of the single stream processing for the langbeinite production and the potash production. The current effective productive capacity is different than annual effective productive capacity which contemplates future additional investment in the East facility. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

(4)
Proven reserves mean tonnages computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The data points for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

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

(7)
Probable reserves means tonnages computed by projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from available ore zone measurements as observed either in drill holes using cores or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.

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
Production
Our facilities have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including an estimated 200,000 tons of designed productive capacity for the HB Solar Solution mine, and based on current design, approximately 240,000 tons of langbeinite. We are not yet producing at an annual rate of 240,000 tons per year of langbeinite. We are continuing to commission the langbeinite recovery plant and will update productive capacity numbers as improvements are realized. Our current estimated productive capacity is the estimated amount of potash production that will likely be achieved based on the amount and quality of ore that we estimate can currently be mined, milled, and/or processed, assuming an estimated average reserve grade, no modifications to the systems and a normal amount of scheduled down time, average or typical mine development efforts and operating of all of our mines and facilities at or near full capacity. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we do and, therefore, our production results tend to be lower than our productive capacity. Evaporation rates can substantially influence our productive capacity at our solar mines.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2012, 2011 and 2010.
Carlsbad, New Mexico

•	Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•	The West mine has a current estimated productive capacity of approximately 440,000 tons of red potash annually. Potash produced from our West mine is shipped to the North facility for compaction.

•	The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular‑sized product and standard‑sized product.

•
The East mine has a current estimated productive capacity of approximately 250,000 tons of white potash and, based on current design approximately 240,000 tons of langbeinite annually. Our productive capacity is impacted by the East’s mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative mixture of ore grade of sylvite and langbeinite drive the productive capacity of our facility.

Moab, Utah

•	Potash ore at Moab is mined from two stacked ore zones: the original mine workings in Potash 5 that were converted to a solution mine and the horizontal caverns in Potash 9.

•
The Moab mine has a current estimated productive capacity of approximately 110,000 tons of potash annually; evaporation rates have historically varied and, consequently, productive capacity may vary between approximately 75,000 and 120,000 tons of potash.

Wendover, Utah

•
Potash at Wendover is produced primarily from brine containing salt, potash and magnesium chloride that is collected in ditches from the shallow aquifers of the Bonneville Salt Flats. These materials are also collected from a deeper aquifer by means of deep brine wells.

•
The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically resulted in actual production between approximately 65,000 and 100,000 tons of potash.

Our Development Assets
We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on one developing mine, the HB Solar Solution mine, and two idled mines in or near Carlsbad — the Amax/Horizon mine and the North mine.
HB Solar Solution mine

•
The assets comprising the HB Solar Solution mine were previously operated as conventional underground operations until their closure in 1996 due to low potash prices and inefficient mineral processing at the facilities. We are developing the HB Solar Solution mine as a solution mine. We believe the development of the HB Solar Solution mine project has the potential, when fully operational, assuming an average evaporation year, to ultimately add up to an estimated 5 million tons of additional low-cost potash production. We expect production rates that ramp up to exceed 200,000 tons for a period of years and then producing between 160,000 to 220,000 tons annually for a period of approximately 28 years.

Amax/Horizon mine

•
We acquired the potash leases associated with the Amax/Horizon mine in October 2012. The Amax/Horizon mine was in continuous operation between 1952 and 1993, averaging over 450,000 tons of potash production annually prior to being idled. This mine, similar to the HB Solar Solution mine, is a viable candidate for solution mining in a manner that is consistent with the development work of the HB Solar Solution mine. As these are relatively new lease holdings, we have not yet determined the feasibility associated with this potential development project, however, work is being performed to determine the ability to convert this area to a solution mining opportunity.

North mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. The production rate from this mine was approximately 330,000 tons annually prior to being idled. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is still active as this is where we granulate, store, and ship potash produced at the West mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash. These development options contemplate a refurbishment of the shafts, underground development, a mill, and operating infrastructure that would produce at rates in excess of historical production levels, thereby leveraging the operating size and gaining benefits of scale towards per ton operating costs.

Production of Our Primary Products (thousands of product tons)
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
	2012			2011			2010
	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product
Muriate of Potash
Carlsbad West	3,101	11.8%	413	2,896	11.5%	411	2,538	11.0%	352
Carlsbad East	2,522	8.8%	199	2,309	8.9%	202	2,334	9.9%	212
Moab	521	14.1%	97	573	15.4%	116	484	15.2%	100
Wendover	389	18.4%	87	405	17.8%	84	332	19.5%	63
	6,533		796	6,183		813	5,688		727
Langbeinite Carlsbad East(2)	2,522	4.7%	131	2,309	5.7%	141	2,334	5.6%	159
Total Primary Products			927			954			886

(1)	Mill feed grade is shown as percent K2O.

(2)	Muriate of potash and langbeinite at our East mine are processed from the same ore.
Our By-Product Production
During the extraction of potash, we also recover marketable salt and magnesium chloride. At our Wendover facility, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. We account for the revenue generated from sales of these minerals as a reduction in the cost of goods sold of our primary potash product.
The following table summarizes production of by-products at our Utah facilities for each of the years ended December 31, 2012, 2011, and 2010.
Production of Our By-Products (thousands of tons)

	Year Ended December 31,
	2012	2011	2010
	Finished Product	Finished Product	Finished Product
Salt	79	70	72
Magnesium Chloride	301	216	212
Metal Recovery Salts	2	2	1
Total By-Products	382	288	285

ITEM 3.	LEGAL PROCEEDINGS
Protests of Applications for Permits to Drill (“APDs”)
From time to time, and depending on location and potential impact, Intrepid protests APDs in the Designated Potash Area submitted by various oil and gas operators. These protests are submitted to the applicable state or federal agency. Certain of these APDs may be located on or directly impact our state or federal potash leases or pending lease applications. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, wells drilled under these APDs could potentially interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease.
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
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health, and to comply with all safety and health based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with the MSHA and the New Mexico Bureau of Mine Safety to identify and implement promising new accident prevention techniques and practices.
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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2012
Quarter ended December 31, 2012	$22.72	$19.82
Quarter ended September 30, 2012	$24.39	$21.18
Quarter ended June 30, 2012	$25.13	$18.95
Quarter ended March 31, 2012	$26.11	$22.79
2011
Quarter ended December 31, 2011	$30.41	$20.75
Quarter ended September 30, 2011	$35.65	$24.86
Quarter ended June 30, 2011	$36.42	$28.62
Quarter ended March 31, 2011	$40.22	$31.70

Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid’s peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on April 22, 2008 (the date our common stock commenced trading on the NYSE), through December 31, 2012, assuming an initial investment of $100 and the reinvestment of dividends. While the IPO price of our common stock was $32.00 per share, the graph assumes the initial value of our common stock on April 22, 2008, was the closing sales price of $50.40 per share, as required for the preparation of the graph and following table.

140
120
100
80
60
40
20
0
Dollars
4/22/08
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
April 22, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2008	$41.21	$30.52	$66.82	$45.30
December 31, 2009	$57.88	$50.95	$84.50	$74.97
December 31, 2010	$73.99	$70.85	$97.23	$98.76
December 31, 2011	$44.90	$52.84	$99.28	$84.22
December 31, 2012	$43.01	$60.64	$115.17	$93.05

The preceding information included under the caption “Performance Graph” is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders
As of January 31, 2013, the estimated number of record holders of our common stock was approximately 91 based upon information provided by our transfer agent.
Dividends
Up until 2012, the only dividend that we paid was a special dividend paid in connection with our formation in 2008 at the time of our IPO. In December 2012, we declared and paid a special cash dividend of $0.75 per share. This 2012 special dividend does not represent a move towards paying regular or special dividends in the future. For the foreseeable future, we intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our unsecured credit facility and other financing agreements at the time such a payment is considered.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2012, through October 31, 2012	–	–	–	N/A
November 1, 2012, through November 30, 2012	–	–	–	N/A
December 1, 2012, through December 31, 2012	6,188	$21.35	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our historical selected financial and operating data for the periods indicated (in thousands, except per share data). The selected financial and operating data should be read together with the other information contained in this document, including “Item 1. Business,” wherein the presentation below is described more fully, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical consolidated financial statements which have not been included in this document.

	Intrepid Potash, Inc.					Intrepid Mining LLC (Predecessor)
	Year Ended December 31,				April 25, 2008, Through	January 1, 2008, Through
	2012	2011	2010	2009	December 31, 2008	April 24, 2008
Sales	$451,316	$442,954	$359,304	$301,803	$305,914	$109,420
Income from continuing operations	$87,443	$109,411	$45,285	$55,342	$98,173	$44,497
Income from continuing operations per share:
Basic	$1.16	$1.46	$0.60	$0.74	$1.31	n/a
Diluted	$1.16	$1.45	$0.60	$0.74	$1.31	n/a
Cash dividends declared and paid per common share	$0.75	$—	$—	$—	$—	n/a

	Intrepid Potash, Inc.
	December 31,
	2012	2011	2010	2009	2008
Total assets	$994,623	$932,870	$828,884	$768,990	$705,077
Total debt	$—	$—	$—	$—	$—

Supplemental Selected Financial Data:

	Intrepid Potash, Inc.					Intrepid Mining LLC (Predecessor)
	Year Ended December 31,				April 25, 2008 Through	January 1, 2008, Through
	2012	2011	2010	2009	December 31, 2008	April 24, 2008
Net income	$87,443	$109,411	$45,285	$55,342	$98,173	$44,497
Weighted-average shares outstanding:
Basic	75,277	75,181	75,084	75,015	74,843	n/a
Diluted	75,337	75,281	75,154	75,042	74,988	n/a

	Intrepid Potash, Inc.
	December 31,
	2012	2011	2010	2009	2008
Cash, cash equivalents and investments	$57,747	$176,794	$142,988	$107,136	$116,573
Stockholders’ equity	$905,736	$871,133	$757,841	$709,222	$651,599

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the heading “Cautionary Note Regarding Forward‑Looking Statements,” in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
We produce potash and langbeinite, which we market and sell as Trio®. Our revenues are generated exclusively from the sale of potash and Trio®. Our potash is marketed for sale into three primary markets: the agricultural market as fertilizer, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a nutrient. Our primary regional markets include agricultural areas and feed manufacturers in the central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin. In addition to the agricultural regions noted above, we also have sales, primarily of Trio®, that go into the southeastern and eastern United States. Our production facilities all are located in the western United States, and therefore our operations are affected by weather and other conditions in this region.
We own five active production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”)—and we have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including an estimated 200,000 tons of designed productive capacity for the HB Solar Solution mine, and based on current design, approximately 240,000 tons of langbeinite. We are not yet producing at an annual rate of 240,000 tons per year of langbeinite. We are continuing to commission the langbeinite recovery plant and will update productive capacity numbers as improvements are realized. Actual production is affected by operating rates, recoveries, mining rates, precipitation and evaporation rates at our solar solution operations, and the amount of development work that we do. Therefore, our production results tend to be lower than our productive capacity. The HB Solar Solution mine is under development in Carlsbad, New Mexico. Construction continues to progress on the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously idled mine workings close to our current underground operations near Carlsbad, New Mexico.
We also have additional opportunities to develop mineralized deposits of potash in New Mexico which could include additional solar solution mining opportunities near our current operations in New Mexico, reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, as well as the acceleration of production from our reserves and mineralized deposits of potash through new access points in the area and the potential construction of additional production facilities in the region.

Significant Business Trends and Activities
Our financial results are impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.
• Construction of the HB Solar Solution mine and North compaction facility. We are making significant progress on the construction of the HB Solar Solution mine. Construction of the solar evaporation ponds continues to advance, and we have pumped potash-enriched brine from the underground mines into several of the evaporation ponds. We have also substantially completed all of the drilling activities associated with the injection, extraction, and water wells that were contemplated in our initial design. In addition, during the fourth quarter of 2012, we began construction of the processing mill, which is expected to be completed in the fourth quarter of 2013. The total expected investment for the project is between $225 million and $245 million, of which $128.3 million had been invested as of December 31, 2012.
The construction of the new North Compaction facility is also progressing well with $55.4 million of the expected $95 million to $100 million investment made by December 31, 2012. This new facility expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing expansions at our West mine. The new North Compaction plant will utilize state-of-the-art equipment providing us the tools to provide high quality granular production from this facility.

• Potash demand. We sold 839,000 tons of potash in 2012, approximately 43,000 tons more than the 796,000 tons of potash we produced during the year. Despite challenging weather and market conditions, we were able to sell approximately 46,000 more tons than we sold in 2011. Potash demand in North America for the 2011/2012 growing season was in line with historical levels. During 2012, the drought across much of the Midwest caused lower grain yields, which in turn tightened stocks-to-use ratios. There were, however, certain regions of the United States and Canada that saw above average crop yields, which partially offset the lower yields in the Midwest. The drought did have an overall net negative impact on crop yields and the resulting lower stocks-to-use ratio caused commodity prices for grains to increase during 2012. The outlook continues to be favorable for farmer economics in 2013 with expected continued tight stocks of grains. As a result, we expect that potash demand in North America for the 2012/2013 growing season will be in line with historical levels.
Over the last several years, fertilizer dealers have sought to lower their risk profile, which has led to lower average inventory levels owned by dealers in the overall North American distribution system. It has also resulted in dealers carrying low inventory over summer and winter months, as they have sought to end the fall and spring seasons with minimal inventory levels, thereby reducing their working capital requirements. Potash producers have responded to this trend by increasing the amount of producer-owned inventory at dealer locations in an effort to get product closer to the end user. As in past years, the timing of farmer potash application in 2013 will remain weather dependent and soil specific for different growing regions. This is expected to lead to increased variability in potash demand at the distribution level of the supply chain, which makes the timing of dealer purchases of potash unpredictable, increasing volatility of sales volumes from quarter to quarter.
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $434 per ton in the fourth quarter of 2012 from $444 in the third quarter of 2012. For the full year, potash prices moved from an average net realized sales price of $472 per ton in 2011 to $454 per ton in 2012. Although we do not participate in the export market to China, India and Brazil, these markets have an impact on North American pricing. Concern around potash demand in China and India created uncertainty around potash production levels and pricing, prompting some North American producers to curtail production during the fourth quarter of 2012 and into the first quarter of 2013. Despite the curtailments, North American producers increased their inventory levels and, as a result, we have experienced greater price competition in North America, thus driving potash prices lower in North America. Moving into 2013, although China and India have signed contracts for the first half of 2013, we are seeing continued pressure on potash prices and ongoing uncertainty in the world economy which continues to further cloud the global potash market. If additional brownfield potash production is brought on line globally, adding additional production to the market, there could be further price erosion if global potash consumption does not increase.
• Trio® prices and demand. The average net realized sales price of Trio® has increased from $236 per ton in 2011 to $329 per ton in 2012. We continue to have strong demand for all sizes of our Trio® product. Trio® domestic pricing has historically tended to move in a relatively close relationship to potash, although, over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate from this specialty product has translated into higher prices. Demand in excess of production has also been supportive of Trio® pricing. Export Trio® pricing continues to show strength as international customers see value for Trio®. Trio® sales in 2013 are expected to essentially match production levels due to the low inventory levels we have available for sale as of the end of 2012.
• Operating efficiencies. We have dedicated significant resources to the long-term improvement plan we implemented in the beginning of 2012 to address production challenges at the East plant. Execution of the long-term improvement plan is expected to continue in 2013. We have seen steady and measurable improvement as we execute the plan, particularly for potash production. Specifically, our potash production from the East facility increased sequentially from the first quarter to the second quarter, from the second quarter to the third quarter, and from the third quarter to the fourth quarter in 2012, and is now approaching some of the highest historical levels on an annualized run rate basis. We expect langbeinite production levels in 2013 to be greater than those realized in 2012 as the increased recovery of product from the ore is a focus for our operations team. They have demonstrated an ability to make improvements in the facilities in a systematic and professional manner.
Through 2013, we expect to see higher average production levels of both potash and Trio® as a result of our focus and dedication on the long-term improvement of the East facility. With higher operating rates and productivity from our East facility, we expect that our product mix will be more heavily weighted towards the East facility than it was in 2012. This may put pressure on our per ton costs; however, we expect to maintain our annual cash costs per ton at approximately the same level by closely managing overall costs and increasing production.
Selected Operating and Financial Data

The following table presents selected operating and financial data for the periods noted.

	Year Ended December 31,
	2012	2011	2010(1)
Production volume (in thousands of tons):
Potash	796	813	727
Langbeinite	131	141	159
Sales volume (in thousands of tons):
Potash	839	793	810
Trio®	125	173	204

Gross sales (in thousands):
Potash	$402,382	$392,331	$312,088
Trio®	48,934	50,623	47,216
Total	451,316	442,954	359,304
Freight costs (in thousands):
Potash	21,396	18,470	18,021
Trio®	7,768	9,869	11,730
Total	29,164	28,339	29,751
Net sales (in thousands):
Potash	380,986	373,861	294,067
Trio®	41,166	40,754	35,486
Total	$422,152	$414,615	$329,553

Potash statistics (per ton):
Average net realized sales price(2)	$454	$472	$363
Cash operating cost of goods sold, net of by-product credits(3) (exclusive of items shown separately below)	180	173	184
Depreciation, depletion, and amortization	43	33	26
Royalties	17	17	13
Total potash cost of goods sold	$240	$223	$223
Warehousing and handling costs	15	14	11
Average potash gross margin (exclusive of costs associated with abnormal production)	$199	$235	$129

Trio® statistics (per ton):
Average net realized sales price(2)	$329	$236	$174
Cash operating cost of goods sold (exclusive of items shown separately below)	209	176	127
Depreciation, depletion, and amortization	61	22	17
Royalties	16	12	9
Total Trio® cost of goods sold	$286	$210	$153
Warehousing and handling costs	16	15	10
Average Trio® gross margin (exclusive of costs associated with abnormal production)	$27	$11	$11

(1)	Costs associated with abnormal production that occurred in 2010 are excluded from these amounts. No abnormal production costs have been incurred in 2012 or in 2011.

(2)	Average net realized sales price is calculated by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

(3)
On a per ton basis, by-product credits were $8 for each of the years ended December 31, 2012, 2011, and 2010. By-product credits were $6.5 million, $6.0 million and $6.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Results of Operations
Operating Highlights
Our 2012 net income was $87.4 million, or $1.16 per share with cash flows from operations of $187.8 million. We had capital investments of $253.0 million in 2012 and ended the year with $57.7 million of cash and investments with no debt outstanding. We also paid a cash dividend of $0.75 per share, or $56.5 million, in December 2012.
Potash
In 2012, we sold 839,000 tons of potash as compared to 793,000 tons in 2011. In the first half of 2012, dealers once again took a cautious approach to purchasing potash, exiting the spring and fall application seasons with low storage levels of inventory. In the second half of 2012, demand from dealers increased to meet demand from farmers who applied potash in the fall at better than expected levels. Our average net realized sales price of potash was $454 per ton in 2012, compared with $472 per ton in 2011. This decrease is due to the lower overall global demand for potash which resulted in lower North American prices.
We continue to focus on production flexibility to support the sales needs for the diverse markets, customers, and crops that we serve. This diversity of our sales helps us maximize the average net realized sales price for our products and helps us better manage our inventory levels. The investments we made in granulation capacity in Moab in late 2010 and Wendover in late 2011 have resulted in a better quality product and have given us the production flexibility to manage our inventory levels more effectively. These investments have also allowed us to expand our marketing into customer locations that we did not previously serve from these facilities. Our investments in granulation capacity provide us the added flexibility to better adjust the production rates to meet the demands of the specific markets. In making our production decisions, we evaluate the relative margins we can earn as well as the demand in a specific market to produce the appropriate product. We continue to focus on increasing our granulation capacity and efficiency with the construction of an upgraded and expanded granulation facility at our North plant in Carlsbad, New Mexico, where the first phase of construction is anticipated to be completed in mid-2013.
The percentage of our sales in each of the markets we serve stayed relatively consistent from 2011 to 2012, with a slight increase in the percentage of agricultural sales. Sales of standard-sized potash for industrial use decreased in 2012 as compared with 2011. Rig counts in areas where we serve the oil and gas sector were down approximately 10% from December 31, 2011, to December 31, 2012. We expect industrial demand for our standard-sized product will correlate over the long term with oil and gas pricing, drilling, and well completion activities. We believe that potassium chloride is the most effective clay-swelling inhibitor available, and we are marketing potassium chloride as the drilling fluid additive of choice in our traditional industrial markets.
The flexibility to produce as much granular-sized product as we can is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years, the domestic consumption for potash has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. Continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show an increasing frequency of potassium deficient soils in North America. In order for the North American farmer to maximize yields, application of higher rates of potash will be necessary in the future.
Our potash sales mix was approximately as follows for the indicated periods.

	Year Ended December 31,
	2012	2011	2010
Agricultural	81%	79%	82%
Industrial	12%	14%	11%
Feed	7%	7%	7%

Our average potash gross margin as a percentage of net sales was 44% in 2012, as compared with 50% in 2011, with the decrease being attributable to lower average net realized sales prices in 2012, combined with higher depreciation and depletion expenses resulting from the increased capital investment placed in service in 2011 and 2012. In 2012, our cash operating cost of goods sold, which we define as total cost of goods sold excluding depreciation, depletion, amortization and royalties, net of by-product credits, for potash increased to $180 per ton from $173 per ton in 2011. This increase was primarily driven by higher per ton costs from our East facility as operating time and availability at our East plant was reduced in part due to plant inefficiencies, which caused lower recoveries of potash in the first part of 2012. Our production volume of potash in 2012 was 796,000 tons, or 17,000 tons less than in 2011, primarily as a result of the poor early year performance of the East plant.
Trio®
Our Trio® production and resulting inventory levels were lower in 2012 than they were in 2011. As a result, our sales of Trio® decreased from 173,000 tons of Trio® in 2011 to 125,000 tons of Trio® in 2012. Pricing and demand for this specialty product remain strong. Pricing gains offset the decreased sales volumes, resulting in consistent net sales revenues in 2012 compared with 2011. With continuing strong demand for this specialty product we expect sales demand will at least meet our production capabilities in 2013. Our average Trio® gross margins have increased in 2012 as our average net realized sales price for Trio® increased by $93 per ton, while our cost of goods sold for Trio® increased by $76 per ton, for 2012 as compared with 2011.
A key element of the long-term improvement plan at our East facility is the continuing commissioning work on the LRIP. Although we have seen improvement in our Trio® recoveries as a result of our work thus far on the long-term improvement plan, the expected production benefits from the LRIP have yet to be fully realized. We remain committed to continuing the long-term improvement plan and commissioning work on LRIP to obtain increased recoveries and therefore increased production levels of langbeinite. This will result in the need to invest additional capital to redesign specific elements of the plant; the determination of the amount of additional investment will be refined as we conclude our commissioning work and long-term improvement plan at the East facility.
Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased in the fourth quarter of 2012 by $10 per ton from the third quarter of 2012, largely in response to the ongoing uncertainty surrounding production and consumption in the global potash market which kept buyers cautious in the short term. We believe potash buying and pricing will trade in a relatively narrow range, due to the strong corn and soybean commodity prices that support favorable farmer economics. We expect our average net realized sales price in the first quarter of 2013 to be slightly below the levels experienced in the fourth quarter of 2012, as a result of lower potash prices posted by our competitors for sales into North America.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of the magnesium and sulfate delivered by this product, demand for the product has grown and we have enjoyed a higher market price through 2011 and 2012. This recognition, when combined with our lower inventory levels, has resulted in pricing that more closely reflects the agronomic value of the delivered nutrients.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® from 2011 to 2012. We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2012	$434	$347
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302
December 31, 2011	$497	$287
September 30, 2011	$489	$251
June 30, 2011	$462	$222
March 31, 2011	$442	$204

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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development, downtime, and annual maintenance turnarounds. Our labor and contract labor costs in Carlsbad, New Mexico, may continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite that is processed through a singular product flow at the surface facility. This complex mineralogy will influence the amount of product tons of potash and Trio® ultimately produced from the facility, which impacts our production costs per ton for each product and affect our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases, and such payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the years ended December 31, 2012, 2011, and 2010, our average royalty rate was 3.9%, 3.7% and 3.8%, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5%.

Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the years ended December 31, 2012, 2011, and 2010, our effective income tax rate was 36.1%, 37.6% and 39.6%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
The net tax basis in the assets and liabilities at the time of our IPO was significantly higher than the book basis in the same assets and liabilities, resulting in a net deferred tax asset of approximately $358 million as of the date of the IPO. The majority of our deferred tax asset was assigned to mineral properties, and the anticipated use of percentage depletion to reduce our taxable income, relative to book income, is expected to provide full realization of this asset over time. As of December 31, 2012, the net deferred tax asset has been reduced to approximately $182.6 million, primarily through utilization of percentage depletion and placing qualified bonus-depreciation assets into service in 2011 and 2012. We have evaluated our deferred tax assets to determine if the need for a valuation allowance exists, and we have concluded that no material valuation allowances are necessary. We base this conclusion on the expectation that future taxable income should allow for full realization of these deferred tax assets.
For the year ended December 31, 2012, the total tax expense was $49.5 million. Total tax expense for the year ended December 31, 2012, was comprised of $11.5 million of current income tax expense and $38.0 million of deferred income tax expense. For the year ended December 31, 2011, the total tax expense was $65.9 million. For 2011, total tax expense was comprised of $16.9 million of current income tax expense and $49.0 million of deferred income tax expense. For the year ended December 31, 2010, the total tax expense was $29.8 million. For 2010, total tax expense was comprised of $0.9 million of current income tax benefit and $30.7 million of deferred income tax expense. Our current tax expense each of these periods is less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
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
Capital Investments
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have developed a capital investment plan at each of our facilities to help meet this demand. These plans focus on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We expect these investments to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We are continuing to increase our granulation capacity for potash, and we have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient liquidity to react strategically to market conditions. In 2012, we invested $253.0 million in capital projects as we completed over 250 separate capital projects. The most significant capital investments were in the HB Solar Solution mine, the North compaction facility, the granulation portion of our langbeinite production facility, and the completion of the second horizontal cavern system in Moab. In addition, we invested approximately $50.8 million in sustaining capital.
The LRIP is designed to increase our recoveries of Trio® from the langbeinite ore using dense media processing and to enable us to granulate all of our standard-sized product, should market conditions warrant. Construction of the dense media separation component was substantially completed in December 2011 and we placed the granulation component in service in the third quarter of 2012. Commissioning activities related to the LRIP plant are continuing. Total investment to date for the LRIP is approximately $86 million as contemplated by the original design. The recovery improvements have yet to be fully realized and our 2012 production results for langbeinite were below our expectations. We have determined that we need to invest additional capital to redesign specific elements of the plant. This redesign work is expected to occur in early 2013. As we continue to commission the plant, implement the long-term improvement plan at the East facility, and develop best operating practices, we may determine that additional investments in the plant are necessary.
Looking forward, our capital investment in 2013 is estimated in the range of $235 million to $285 million. This investment will include the expected completion of the construction for both the HB Solar Solution mine and the expansion of our North compaction facility. We will also be drilling the third multi-lateral cavern system in Moab. These three projects, as well as numerous smaller opportunity projects, comprise capital investments between $175 million and $225 million, all dedicated towards increases in productivity and incremental lower cost per ton. In addition, we anticipate deploying approximately $50 million in sustaining capital to replace assets that have reached the end of their productive lives and to complete regulatory compliance projects. The actual level of capital investment for the year will ultimately be impacted by the timing of deliveries of equipment and construction. We expect our 2013 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and potential use of our unsecured credit facility prior to receipt of the proceeds from the funding of the Notes.
The following details several of the significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
We are making significant progress on the HB Solar Solution mine, as discussed previously. The total expected investment for the project is between $225 million and $245 million, of which $128.3 million had been invested as of December 31, 2012. The total current expected investment represents an increase of approximately 9% from the mid-point of this range compared to the mid-point of the previous range. We increased the total anticipated investment for design modifications that will utilize a more consistent and proven application of technology with proven flotation and screening technology and as a result of increased well drilling costs. We currently expect first production of finished product from the HB Solar Solution mine to occur late in the fourth quarter of 2013 after the summer evaporation season and completion of the mill, with ramp up of production expected in 2014, and production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by any construction delays and the impact of weather events or patterns on evaporation seasons.

•
The North compaction project is expected to be completed in phases to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. Construction of the first compactor line of the compaction plant is scheduled to be completed in phases throughout 2013 and into the beginning of 2014 to ensure adequate capacity for the increased throughput expected at the West plant and the anticipated production from the HB Solar Solution mine. Total capital investment for the project is expected to be approximately $95 million to $100 million, of which approximately $55.4 million had been invested as of December 31, 2012.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the expansion of our producing cavern systems in the fourth quarter of 2012 and are now actively engaged in developing a third multi-lateral cavern system. This represents a capital investment of approximately $20 million to $30 million, the majority of which we expect to invest in 2013. The addition of the new horizontal cavern systems is expected to provide higher grade brines which not only offset the typical decreasing production profile as other cavern systems are depleted, but also allows for incremental production opportunities.

Liquidity and Capital Resources
As of December 31, 2012, we had cash, cash equivalents, and investments of $57.7 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. The $57.7 million was made up of:

•	$6.1 million in cash;

•	$27.5 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound;

•	$24.1 million invested in short-term investments, respectively, comprised of certificates of deposit investments of $6.7 million and corporate debt securities of $17.4 million.
In the fourth quarter of 2012, we sold certain of our investments that had been previously classified as held to maturity securities in order to pay the $56.5 million special dividend in December 2012.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities	$187,834	$173,869	$123,294
Cash Flows from Investing Activities	$(170,183)	$(174,802)	$(136,284)
Cash Flows from Financing Activities	$(57,404)	$(1,828)	$(669)

Operating Activities
Total cash provided by operating activities increased by $14.0 million in 2012 compared to 2011. Inventory decreased $11.2 million as we increased our sales levels ahead of production in 2012, which increased our operating cash flows. In addition, we experienced an increase in trade and other receivables, which is related to a refundable employment-related credit in the State of New Mexico.
Total cash provided by operating activities increased by $50.6 million in 2011 compared to 2010 primarily due to higher net income, driven by higher average net realized sales prices for both potash and Trio®. The increase in cash was offset by an increase in inventory as product sales largely matched production levels, compared to 2010, in which our product sales were in excess of production levels. Additionally, we experienced an increase in other receivables as of December 31, 2011, compared to December 31, 2010, due to the recording of a refundable employment-related credit in the state of New Mexico, of which $4.3 million was recorded as a receivable as of December 31, 2011.
Investing Activities
Total cash used in investing activities decreased in 2012 compared to 2011 due to an increase in the proceeds from the sale of investments and a reduction in purchases of investments. These net proceeds were used to fund our increased activity associated with investments in property, plant, and equipment, mineral properties and development costs of $246.4 million in 2012, and the special dividend paid in December 2012. The level of capital investment in 2012 increased from the $137.1 million invested in 2011.
Total cash used in investing activities increased in 2011 compared to 2010 due to an increase in the amount of cash invested in property, plant, and equipment as well as mineral properties and development costs to $137.1 million in 2011 from $88.4 million in 2010. In 2011, we continued to invest excess cash in higher yielding corporate and government agency securities by purchasing $102.0 million of investments and receiving $63.5 million in proceeds from maturing investments.
Financing Activities
For the year ended December 31, 2012, we declared and paid a special dividend of $0.75 per share or $56.5 million. We also paid $0.9 million for employees' minimum statutory tax withholdings upon the vesting of certain restricted stock awards for employees who elected to net share settle their awards.
In 2011, we paid $1.1 million for employees' minimum statutory tax withholdings upon the vesting of certain restricted stock awards for employees who elected to net share settle their awards. We also paid $1.5 million in debt issuance costs related to the unsecured credit facility.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by our material subsidiaries and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of December 31, 2012.
Outstanding balances under the unsecured credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25% and 2.0%, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin of between 0.25% and 1.0%, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving unsecured credit facility amount of between 0.20% and 0.35%, depending on our leverage ratio. The interest rate paid under our unsecured credit facility on any debt varies both with the change in the LIBOR rates and with our leverage ratio.

Unsecured Senior Notes
In August 2012, we entered into a note purchase agreement that provides for the issuance of $150 million aggregate principal amount of the Notes on April 16, 2013. The Notes, when issued, will consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes will be senior unsecured obligations and will rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes will be unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. Interest on the Notes will begin to accrue on the expected funding date of April 16, 2013, and will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013.
Contractual Obligations
As of December 31, 2012, we had contractual obligations totaling $102.1 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2013	2014	2015	2016	2017	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$12,293	$2,502	$2,200	$1,829	$1,773	$1,722	$2,267
Purchase commitments(2)	20,343	20,343	—	—	—	—	—
Natural gas purchase commitments(3)	4,734	4,734	—	—	—	—	—
Pension obligations(4)	2,500	2,500	—	—	—	—	—
Asset retirement obligation(5)	52,475	1,235	4,523	3,122	—	—	43,595
Minimum royalty payments(6)	9,800	392	392	392	392	392	7,840
Total	$102,145	$31,706	$7,115	$5,343	$2,165	$2,114	$53,702

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.02 to $0.13, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
As we anticipate terminating our obligations under the pension plan, our remaining liability is estimated to be funded in the first half of 2013. Our actual contribution requirements are contingent upon the timing of the pension plan termination, as well as participant settlement obligations. We expect to record an additional expense on termination of the pension plan at the date we are released from the liability in an amount equal to the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income. We currently expect the additional expense will be between $1.5 million and $2.5 million, depending on the funding elections of the participants.

(5)
We are obligated to reclaim and remediate lands which our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2017. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today’s dollars and are undiscounted.

(6)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

Off-Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Results of Operations for the Years ended December 31, 2012, and 2011
Net Sales and Freight Costs
Net sales of potash increased $7.1 million, or 2%, from $373.9 million for the year ended December 31, 2011, to $381.0 million for the year ended December 31, 2012. This increase was primarily the result of a 6% increase in sales volumes of potash offset by a decrease in the average net realized sales price of potash by $18 per ton, or 4%. We experienced higher potash demand from our customers during the year ended December 31, 2012, especially in the second half of the year when dealer demand increased to meet farmers' potash needs during the fall application season. Net sales of Trio® increased from $40.8 million for the year ended December 31, 2011, to $41.2 million for the year ended December 31, 2012, due to a 39% increase in the average net realized sales price offset by a 28% decrease in the volume of sales. The decrease in sales volumes was a function of availability of product for sale as demand was significantly greater than production.
Our production volume of potash in 2012 was 796,000 tons, or 17,000 tons less than in 2011. Our decreased production in 2012 is the result of the production challenges we experienced at our East surface facility, as well as slightly lower production at our Moab facility due to the impact of the 2011 evaporation season that was negatively impacted by cooler summer temperatures and increased levels of precipitation. Our Trio® production was also negatively impacted by the plant operations at the East plant and ongoing commissioning activities.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2012	2011	Periods	% Change
Cost of goods sold (in millions)	$236.5	$213.7	$22.8	11%
Cost per ton of potash sold(1)	$240	$223	$17.0	8%
Cost per ton of Trio® sold(2)	$286	$210	$76.0	36%

(1)	Depreciation, depletion, and amortizations expense for potash was $35.8 million and $25.9 million in 2012 and 2011, respectively, which equates to $43 and $33 on a per ton basis.

(2)	Depreciation, depletion, and amortizations expense for Trio® was $7.6 million and $3.8 million in 2012 and 2011, respectively, which equates to $61 and $22 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $17 per ton, or 8%, from $223 per ton for the year ended December 31, 2011, to $240 per ton for the year ended December 31, 2012. We experienced higher cash operating cost of goods sold per ton for the year ended December 31, 2012, caused by higher per ton production costs at our East mine in 2012 as operating time and plant availability at our East mine, particularly during the first half of the year, was negatively impacted by the reliability of key elements of our production process. As a result, our per ton carrying value of inventory at the East mine entering 2012 and in early 2012 was higher than we had experienced in 2011. As we sold through that inventory, and produced higher cost tons during 2012, these higher cost tons were reflected as cost of goods sold in 2012. In addition, we realized higher depreciation per ton for the year ended December 31, 2012, due to an increase in depreciation expense associated with the capital projects completed in 2011 and 2012, combined with lower production during 2012.
Total cost of goods sold of Trio® increased $76 per ton, or 36%, from $210 per ton for the year ended December 31, 2011, to $286 per ton for the year ended December 31, 2012. This increase in cost of goods sold on a per ton basis was most significantly impacted by the commissioning of the dense media component of our Langbeinite Recovery Improvement

Project and the lower production volumes in 2012 over which production costs are allocated. As a result, our per ton production costs increased over those in 2011.
In total, our cost of goods sold increased $22.8 million, or 11%, from $213.7 million in the year ended December 31, 2011, to $236.5 million in the year ended December 31, 2012. The increase in total cost of goods sold was driven primarily by the higher volumes of potash sold and increased depreciation due to the capital investments in 2012 and 2011. Labor and benefit costs, as well as costs incurred for chemical usage at our East plant, also experienced notable increases in 2012 compared to 2011.
On a comparative basis and within our production costs, depreciation and depletion increased $11.6 million, or 37%, during 2012 as a result of the significant capital investments being brought on line over the last two years. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines, as well as investment capital that is designed to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $2.0 million in 2012, as compared to 2011. The change represents a 6% increase from $31.8 million for the year ended December 31, 2011, to $33.8 million for the year ended December 31, 2012. This increase is primarily due to higher labor and benefit costs in 2012 as a result of additional headcount as we hired more staff to support our level of process improvements and general administrative support. These increases were partially offset by a reduction in short-term incentive compensation expense in 2012 as the 2012 performance metrics resulted in lower than target payouts.
Recognition of Income Associated With Deferred Insurance Proceeds
We had $12.5 million of deferred insurance proceeds recognized in 2011 as a result of the settlement of an insurance claim for damages to our warehouses. No such event impacted 2012.
Other Operating Income
During 2011, we recorded $7.9 million of other operating income from an employment-related credit in the state of New Mexico. Beginning in the third quarter of 2011, the value of additional estimated credits have been recorded in the same period in which the credit was earned as a reduction to our production costs, and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of December 31, 2012, and 2011.
Results of Operations for the Years ended December 31, 2011, and 2010
Net Sales and Freight Costs
Net sales of potash increased $79.8 million, or 27%, from $294.1 million for the year ended December 31, 2010, to $373.9 million for the year ended December 31, 2011. This change was primarily the result of an increase in the average net realized sales price of $109 per ton, or 30%, slightly offset by a decrease in sales volume of 2%. During the first six months of 2011, strong commodity markets provided an opportunity for improved farmer economics, which in turn increased demand for potash, resulting in higher potash prices. During the second half of 2011, we continued to realize the benefits of our price increases until late in the fourth quarter when potash demand weakened, creating a softness in potash pricing.
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
Net sales of Trio® increased $5.3 million, or 15%, from $35.5 million for the year ended December 31, 2010, to $40.8 million for the year ended December 31, 2011, due to a 36% increase in the average net realized sales price offset by a 15% decrease in the volume of sales as we produced fewer tons of Trio® available for sale in 2011 as noted above.

Freight costs decreased $1.4 million, or 5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, due primarily to a decrease in Trio® sales volumes. The mix of customers paying for their own freight is highly variable and affects the freight costs incurred by us and our gross sales. Fluctuations in freight costs are not a key indicator of any business trends or our operating performance, as freight costs are largely borne by our customers, either as part of the cost of the product delivered or as arranged directly by the customer.

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
Total cost of goods sold of Trio® increased $57 per ton, or 37%, from $153 per ton for the year ended December 31, 2010, to $210 per ton for the year ended December 31, 2011. This increase in cost of goods sold on a per ton basis is due to lower production volumes in 2011 over which production costs are allocated. As a result, our per ton production costs increased over those in 2010. As we have relatively low volumes of Trio® inventory as of December 31, 2011, those higher per ton production costs came through as cost of goods sold in 2011.
In total, our cost of goods sold increased $2.0 million, or 1%, from $211.7 million in the year ended December 31, 2010, to $213.7 million in the year ended December 31, 2011. Prior to absorption of costs into inventory, spending increased primarily to support higher production. Costs that changed materially during the year ended December 31, 2011, compared to the year ended December 31, 2010, included increases in labor, operating supplies, depreciation and royalties, partially offset by decreases in natural gas and operating leases expenses, as we exercised early lease buy-out provisions on certain operating leases.
On a comparative basis and within our production costs, labor and contract labor costs increased $5.8 million, or 10%, in 2011 due to the ramp-up of the Carlsbad operations from the downturn in 2009. Operating supplies increased $6.8 million, or 62%, in 2011 due principally to increased usage related to returning to full production by 2011 in addition to price increases on major mine-operating supplies.
Depreciation, depletion, and amortization increased $8.0 million, or 33%, in the year ended December 31, 2011, as a result of the significant capital investment during 2010 and 2011. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating maintenance capital that we believe is necessary to maintain the productivity of our mines and investment capital that is designed to generate a return on invested capital.
Royalty expense increased $2.9 million, or 23%, from 2010 which relates to the increase in net sales. Other changes in cost of goods sold followed from increased benefits and employment taxes, usage of chemicals and reagents, and property taxes, partially offset by decreased rental costs.

Selling and Administrative Expense
Selling and administrative expenses increased $2.7 million in 2011, as compared to 2010. The change represents a 9% increase from $29.1 million for the year ended December 31, 2010, to $31.8 million for the year ended December 31, 2011. This increase is primarily due to the short-term incentive compensation expense, as the 2011 performance metrics were achieved at higher percentages than in 2010. In addition, our increases in headcount over 2010 resulted in slightly higher stock compensation expenses and travel expenses to our mines. These increases were partially offset by a reduction in professional services relative to the prior period.
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
Other Operating Income
During 2011, we recorded $7.9 million of other operating income from an employment-related credit in the state of New Mexico. Beginning in the third quarter of 2011, the value of additional estimated credits have been recorded in the same period in which the credit was earned as a reduction to our production costs, and is reflected in the associated cost of goods sold and in the remaining inventory cost base as of December 31, 2011.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2012, included elsewhere in this Annual Report on Form 10-K.
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
Sales are reported on a gross basis. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. When a sale occurs on a delivered basis, we incur and, in turn, bill the customer and record as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange and pay for these costs directly and, in these situations, only the product sales are included in gross revenues.
Application of this policy requires that we make estimates regarding creditworthiness of the customer, which impacts the timing of revenue recognition and, ultimately, the determination of allowance for doubtful accounts. We make those estimates based on the most recent information available and historical experience, but they may be affected by subsequent changes in market conditions.
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains or losses are recorded upon retirement, sale or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and assigned to assets that are being constructed, drilled, being built or otherwise are classified as construction in progress.
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. We have prepared these reserve life estimates and they have been reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalties payable, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.
Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks which are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and include direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
We evaluate production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and expensed directly during the applicable period. The assessment of normal production levels is judgmental and is unique to each period. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal.
Parts inventory, including critical spares, that is not expected to be utilized within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Asset Retirement Obligation—All of our mining properties involve certain reclamation liabilities as required by the states in which they operate or by the BLM. Reclamation costs are initially recorded as a liability associated with the asset to be reclaimed or abandoned, based on applicable inflation assumptions and discount rates. The accretion of this discounted liability is recognized as expense over the life of the related assets, and the liability is periodically adjusted to reflect changes in the estimates of either the time or the amount of the reclamation and abandonment costs. These asset retirement obligations are reviewed and updated at least annually with any changes in balances recorded as adjustments to the related assets and liabilities. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.
Planned Turnaround Maintenance—Each operation typically shuts down periodically for maintenance. The New Mexico operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, the Moab and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds are considered part of production costs and are absorbed into inventory in the period incurred.
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
Stock‑Based Compensation—We account for stock‑based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options, all of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. Performance units are also subject to operational performance or market based conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash and Trio®, our principal products, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices vary with each particular transaction and the individual bids that we receive. Our potash is marketed for sale into three primary markets: the agricultural market as a fertilizer; the industrial market as a component in drilling fluids for oil and gas exploration; and the animal feed market as a nutrient. Prices will vary based upon the demand from these different markets.
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
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2012, we had no natural gas derivative contracts.
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
Interest Rate Fluctuations
Our former senior credit facility required us to fix a portion of our interest rate exposure through the use of derivatives when we have long-term debt outstanding. Although we currently have no long-term debt outstanding, we left in place certain derivative contracts that were entered into at a time when we did have long-term debt outstanding. All of these derivative contracts expired in 2012, thus we had no derivative contracts outstanding as of December 31, 2012.
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
Based on their evaluation as of December 31, 2012, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Executive Chairman of the Board and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Biographical information about our executive officers is set forth in "Item 1. Business—Executive officers." Other information required by this item will be included in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference into this report.

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
(b)Exhibits. The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.(1)

3.2	Amended and Restated Bylaws of Intrepid Potash, Inc., as amended effective November 17, 2010.(2)

10.1	Form of Indemnification Agreement with each director and officer.(1)+

10.2
Director Designation and Voting Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(3)

10.3	Registration Rights Agreement dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation and Potash Acquisition, LLC.(3)

10.4
Acknowledgment and Relinquishment dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation and Potash Acquisition, LLC. (relating to the Director Designator and Voting Agreement filed as Exhibit 10.3 and the Registration Rights Agreement filed as Exhibit 10.4).(4)

10.5
$250,000,000 Unsecured Credit Agreement dated as of August 3, 2011, by and among Intrepid Potash, Inc., as borrower; U.S. Bank National Association as administrative agent, joint book runner, LC Issuer and Swing Line Lender; Wells Fargo Bank, National Association, as syndication agent; Wells Fargo Securities LLC as joining lead arranger and joint book runner; and the Lenders (as defined therein). (5)

10.6	Note Purchase Agreement, dated as of August 28, 2012, by and among Intrepid Potash, Inc. and the purchasers identified therein.(18)

10.7	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(6)+

10.8	Amendment to Employment Agreement dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III.(7)+

10.9	Amended and Restated Employment Agreement dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.(6)+

10.10	Intrepid Potash, Inc. Equity Incentive Plan, as amended and restated.(17)+

10.11	2012 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan.(18)+

10.12	2013 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan*+

Exhibit No.	Description

10.13	2012 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan.(16)+

10.14	2013 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan.*+

10.15	2012 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan.(16)+

10.16	2013 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan*+

10.17	Form of Stock Option Agreement under Intrepid Potash, Inc. Equity Incentive Plan.(8)+

10.18	Intrepid Potash, Inc. Short Term Incentive Plan, as Amended and Restated.(17)+

10.19	Form of Change-of-Control Severance Agreement, with each executive officer.(9)+

10.20	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and The LARRK Foundation.(10)

10.21	Sublease Termination Agreement dated as of November 12, 2012, by and between Intrepid Potash, Inc. and The LARRK Foundation.*

10.22	Sublease Agreement dated as of December 17, 2008, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.(10)

10.23	Sublease Termination Agreement dated as of November 12, 2012, by and between Intrepid Potash, Inc. and Intrepid Production Corporation.*

10.24	Aircraft Dry Lease dated as of January 9, 2009, by and between Intrepid Production Holdings LLC and Intrepid Potash, Inc.(11)

10.25	Non-Exclusive Aircraft Dry-Lease Agreement dated as of January 1, 2011, by and between BH Holdings LLC and Intrepid Potash, Inc.(12)

21.1	List of Subsidiaries.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Agapito Associates, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

99.1
Transition Services Agreement dated as of April 25, 2008, by and between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC, and for the limited purposes of joining in and agreeing to Sections 8 and 9, Intrepid Potash—Moab, LLC.(3)

99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(13)

99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.(14)

99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC.(15)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

Exhibit No.	Description
101.CAL	XBRL Extension Calculation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

(1)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on April 25, 2008.

(2)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on November 19, 2010.

(3)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on May 1, 2008.

(4)	Incorporated by reference to Intrepid’s Annual Report on Form 10-K (File No. 001-34025) for the year ended December 31, 2011.

(5)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 8, 2011.

(6)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on May 19, 2010.

(7)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on March 1, 2011.

(8)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on February 7, 2011.

(9)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended September 30, 2011.

(10)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on December 18, 2008.

(11)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on January 12, 2009.

(12)	Incorporated by reference to Intrepid’s Current Report on Form 8-K (File No. 001-34025) filed on December 13, 2011.

(13)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended June 30, 2009.

(14)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2010.

(15)	Incorporated by reference to Intrepid's Quarterly Report on Form 10-Q (File No. 001-34025) for the quarter ended March 31, 2011.

(16)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on March 7, 2012.

(17)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on May 30, 2012.

(18)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 28, 2012.

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: February 13, 2013	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: February 13, 2013	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: February 13, 2013	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board	February 13, 2013
Robert P. Jornayvaz III

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 13, 2013
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 13, 2013
Terry Considine

/s/ Chris A. Elliott	Director	February 13, 2013
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 13, 2013
J. Landis Martin

/s/ Barth E. Whitham	Director	February 13, 2013
Barth E. Whitham

Report of Independent Registered Public Accounting Firm
The Board of Directors
Intrepid Potash, Inc.:
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 13, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 13, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 13, 2013

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$33,619	$73,372
Short-term investments	24,128	97,242
Accounts receivable:
Trade, net	31,508	29,304
Other receivables	9,122	6,898
Refundable income taxes	3,306	4,493
Inventory, net	53,275	55,390
Prepaid expenses and other current assets	5,393	5,015
Current deferred tax asset	2,005	4,931
Total current assets	162,356	276,645

Property, plant, and equipment, net of accumulated depreciation
of $142,137 and $98,654, respectively	543,169	387,423
Mineral properties and development costs, net of accumulated
depletion of $11,060 and $9,773, respectively	94,096	33,482
Long-term parts inventory, net	10,208	9,559
Long-term investments	—	6,180
Other assets	4,246	3,949
Non-current deferred tax asset	180,548	215,632
Total Assets	$994,623	$932,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$19,431	$20,900
Related parties	203	134
Accrued liabilities	32,496	14,795
Accrued employee compensation and benefits	11,680	12,370
Other current liabilities	3,578	1,476
Total current liabilities	67,388	49,675

Asset retirement obligation	19,344	9,708
Other non-current liabilities	2,155	2,354
Total Liabilities	88,887	61,737

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,312,805 and 75,207,533 shares
outstanding at December 31, 2012, and 2011, respectively	75	75
Additional paid-in capital	568,375	564,285
Accumulated other comprehensive loss	(1,729)	(1,431)
Retained earnings	339,015	308,204
Total Stockholders' Equity	905,736	871,133
Total Liabilities and Stockholders' Equity	$994,623	$932,870
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Sales	$451,316	$442,954	$359,304
Less:
Freight costs	29,164	28,339	29,751
Warehousing and handling costs	14,966	14,027	10,683
Cost of goods sold	236,480	213,670	211,663
Other	568	698	1,136
Gross Margin	170,138	186,220	106,071

Selling and administrative	33,750	31,807	29,122
Accretion of asset retirement obligation	724	750	704
Insurance settlements income from
property and business losses	—	(12,500)	—
Other expense (income)	263	(7,714)	911
Operating Income	135,401	173,877	75,334

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses	(905)	(869)	(1,513)
Interest income	1,843	1,730	819
Other income	588	523	403
Income Before Income Taxes	136,927	175,261	75,043

Income Tax Expense	(49,484)	(65,850)	(29,758)
Net Income	$87,443	$109,411	$45,285

Weighted Average Shares Outstanding:
Basic	75,276,609	75,180,714	75,084,431
Diluted	75,336,982	75,281,050	75,154,251
Earnings Per Share:
Basic	$1.16	$1.46	$0.60
Diluted	$1.16	$1.45	$0.60
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$87,443	$109,411	$45,285
Other Comprehensive Income:
Pension liability adjustment (net of tax effect of $177, $451, and $28, respectively)	(269)	(698)	(44)
Unrealized (loss) gain on investments available for sale (net of tax effect of $18, $19 and ($19), respectively)	(29)	(31)	31
Other Comprehensive Income	(298)	(729)	(13)
Comprehensive Income	$87,145	$108,682	$45,272

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	75,037,124	$75	$556,328	$(689)	$153,508	$709,222
Pension liability adjustment	—	—	—	(44)	—	(44)
Unrealized gain on investment held for sale	—	—	—	31	—	31
Net income	—	—	—	—	45,285	45,285
Stock-based compensation	—	—	4,016	—	—	4,016
Issuance of common stock upon exercise of stock options	4,831	—	102	—	—	102
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	68,920	—	(771)	—	—	(771)
Balance, December 31, 2010	75,110,875	75	559,675	(702)	198,793	757,841
Pension liability adjustment	—	—	—	(698)	—	(698)
Unrealized gain on investment held for sale	—	—	—	(31)	—	(31)
Net income	—	—	—	—	109,411	109,411
Stock-based compensation	—	—	4,984	—	—	4,984
Issuance of common stock upon exercise of stock options	14,739	—	330	—	—	330
Excess income tax benefit from stock- based compensation	—	—	413	—	—	413
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	81,919	—	(1,117)	—	—	(1,117)
Balance, December 31, 2011	75,207,533	75	564,285	(1,431)	308,204	871,133
Pension liability adjustment	—	—	—	(269)	—	(269)
Unrealized loss on investments held for sale				(29)		(29)
Net income	—	—	—	—	87,443	87,443
Stock-based compensation	—	—	5,116	—	—	5,116
Issuance of common stock upon exercise of stock options	1,649	—	34	—	—	34
Change in excess income tax benefit from stock- based compensation	—	—	(182)	—	—	(182)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	103,623	—	(878)	—	—	(878)
Common stock cash dividend ($0.75 per share)	—	$—	$—		$(56,632)	$(56,632)
Balance, December 31, 2012	75,312,805	$75	$568,375	$(1,729)	$339,015	$905,736

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$87,443	$109,411	$45,285
Deferred income taxes	38,011	49,028	30,665
Insurance settlements (income) from property and business losses	—	(12,500)	—
Items not affecting cash:
Depreciation, depletion, and accretion	47,599	35,787	27,715
Stock-based compensation	5,116	4,984	4,016
Unrealized derivative gain	(1,049)	(1,289)	(620)
Other	3,827	2,520	1,010
Changes in operating assets and liabilities:
Trade accounts receivable	(2,204)	(5,537)	(4,598)
Other receivables	(2,223)	(5,743)	(690)
Refundable income taxes	1,187	2,051	2,821
Inventory	1,464	(9,734)	13,883
Prepaid expenses and other assets	(378)	1,383	(1,418)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	7,324	5,225	6,661
Other liabilities	1,717	(1,717)	(1,436)
Net cash provided by operating activities	187,834	173,869	123,294

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(192,949)	(135,700)	(86,822)
Additions to mineral properties and development costs	(53,457)	(1,414)	(1,571)
Proceeds from insurance settlements from property and business losses	—	806	1,576
Purchases of investments	(85,359)	(102,031)	(81,151)
Proceeds from investments	161,580	63,537	31,672
Other	2	—	12
Net cash used in investing activities	(170,183)	(174,802)	(136,284)

Cash Flows from Financing Activities:
Cash paid for common stock dividend	(56,474)	—	—
Debt issuance costs	(141)	(1,454)	—
Employee tax withholding paid for restricted stock upon vesting	(878)	(1,117)	(771)
Excess income tax benefit from stock-based compensation	55	413	—
Proceeds from exercise of stock options	34	330	102
Net cash used in financing activities	(57,404)	(1,828)	(669)

Net Change in Cash and Cash Equivalents	(39,753)	(2,761)	(13,659)
Cash and Cash Equivalents, beginning of period	73,372	76,133	89,792
Cash and Cash Equivalents, end of period	$33,619	$73,372	$76,133

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, including settlements on derivatives	$1,840	$1,348	$2,133
Income taxes	$8,379	$13,878	$(3,668)
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$23,963	$17,350	$18,051
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”) and langbeinite, and sells these products primarily into the agricultural market as a fertilizer. These products are also sold into the animal feed market as a nutritional supplement and potash is sold into the industrial market as an additive for oil and gas drilling and fracture stimulation market as well as the flux market. In addition, Intrepid sells by-products including salt, magnesium chloride and metal recovery salts. The processing of langbeinite ore results in sulfate of potash magnesia, which is marketed for sale as Trio®.
Intrepid owns five active potash production facilities: three in New Mexico, and two in Utah. Intrepid is also developing a sixth production facility, the HB Solar Solution mine, near Carlsbad, New Mexico. Construction on this project continues as of December 31, 2012. Intrepid has commenced pumping potassium rich brine into the solar evaporation ponds. Currently, production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is processed through the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally to evaluate the product needs of its customers and then determines which of its production facilities to utilize in order to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. Intrepid calculates average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. As such, product inventory levels and overall production costs are monitored centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On the consolidated statement of operations, Intrepid reclassified the costs associated with abnormal production to Other for the year ended December 31, 2010. This reclassification did not affect gross margin or net income.
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
Significant estimates include those for proven and probable mineral reserve volumes, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of derivative financial instruments, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, the blend of state tax rates to utilize in the valuation of deferred income taxes, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserve volumes, useful lives of plant assets, and the related present value of estimated future net cash flows can affect depletion, the net carrying value of Intrepid’s mineral properties, and the useful lives of related property, plant and equipment, as well as depreciation expenses.
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
Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks that are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and by-product inventory cost are determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and assigned to assets that are being constructed, drilled, being built or otherwise classified as construction in progress.
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
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid’s mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid’s results of operations and financial position.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through Other Comprehensive Loss. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, income tax receivable, and accounts payable, all of which are carried at cost, except for available-for-sale investments which are carried at fair value. The remaining investments approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s unsecured credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate. In August 2012, Intrepid agreed to issue $150 million aggregate principal amount of unsecured senior notes ("the Notes") on April 16, 2013. The Notes that fund in April 2013 bear interest at fixed rates and are deemed to be financial instruments. Accordingly, the fair value of these notes will be determined on a periodic basis and disclosed. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of such instruments.
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
Stock‑Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options, all of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each issuance. Performance units are also subject to operational performance- or market-based conditions.

Note 3	— EARNINGS PER SHARE
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the years ended December 31, 2012, 2011, and 2010, a weighted average of 116,138, 37,681 and 98,324 non-vested shares of restricted common stock and 192,258, 154,301 and 161,094 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. In the year ended December 31, 2012, Intrepid began issuing performance units. For the year ended December 31, 2012, 518 shares of common stock underlying non-vested performance units, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income	$87,443	$109,411	$45,285
Basic weighted average common shares outstanding	75,277	75,181	75,084
Add: Dilutive effect of non-vested restricted common stock	46	58	52
Add: Dilutive effect of stock options outstanding	13	42	18
Add: Dilutive effect of performance units	1	—	—
Diluted weighted average common shares outstanding	75,337	75,281	75,154
Earnings per share:
Basic	$1.16	$1.46	$0.60
Diluted	$1.16	$1.45	$0.60

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of the Company’s cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2012, and 2011 (in thousands):

	December 31,
	2012	2011
Cash	$6,063	$812
Money market and money market funds	27,556	72,560
Total cash and cash equivalents	$33,619	$73,372

Corporate bonds	$17,462	$94,700
Certificates of deposit and time deposits	6,666	2,542
Total short-term investments	$24,128	$97,242

Corporate bonds	$—	$6,180
Total long-term investments	$—	$6,180

Total cash, cash equivalents and investments	$57,747	$176,794
As of December 31, 2011, all investments were classified as held-to-maturity. The fair value of Intrepid’s held-to-maturity investments at December 31, 2011, was not significantly different than their carrying amounts. In December 2012, in connection with the cash requirements of the special cash dividend declared and paid in December 2012, the Company transferred $17.6 million of investments previously classified as held-to-maturity to available-for-sale securities. The net unrealized loss on these securities of approximately $29,000 is reflected in accumulated other comprehensive income as of December 31, 2012. No available-for-sale securities were owned as of December 31, 2011.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2012, and 2011, respectively (in thousands):

	December 31,
	2012	2011
Finished goods product inventory	$26,856	$33,084
In-process mineral inventory	9,110	7,789
Total product inventory	35,966	40,873
Current parts inventory	17,309	14,517
Total current inventory	53,275	55,390
Long-term parts inventory	10,208	9,559
Total inventory	$63,483	$64,949
Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of December 31, 2012, 2011, and 2010, Intrepid recorded an impairment charge of approximately $0.6 million, $0.7 million, and $0.7 million, respectively. In the year ended December 31, 2010, Intrepid recorded charges of $0.5 million related to abnormal production. No abnormal production charges were recorded in the years ended December 31, 2012, or 2011.
Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2012	2011	Lower Limit	Upper Limit
Buildings and plant	$148,989	$100,123	4	25
Machinery and equipment	334,128	275,115	3	25
Vehicles	11,868	8,841	3	7
Office equipment and improvements	15,766	14,447	2	10
Ponds and land improvements	15,835	10,019	5	25
Construction in progress	158,422	77,269
Land	298	263
Accumulated depreciation	(142,137)	(98,654)
	$543,169	$387,423

Mineral properties and development costs	$74,712	$42,864	10	25
Construction in progress	30,444	391
Accumulated depletion	(11,060)	(9,773)
	$94,096	$33,482
Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
Depreciation	$45,559	$33,572	$25,500
Depletion	1,316	1,373	1,289
Amortization	—	92	222
Accretion	724	750	704
Total incurred	$47,599	$35,787	$27,715

Note 7	— DEBT
Unsecured Credit Facility—In August 2011, Intrepid entered into an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016. The facility is unsecured and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement governing the facility.
Outstanding balances under the unsecured credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.25% and 2.0%, depending upon our leverage ratio, which is equal to the ratio of our total funded indebtedness to our adjusted earnings for the prior four fiscal quarters before interest, income taxes, depreciation, amortization and certain other expenses; or (2) an alternative base rate, plus a margin between 0.25% and 1.0%, depending upon our leverage ratio. A quarterly commitment fee is also paid on the outstanding portion of the unused credit facility amount of between 0.20% and 0.35%, depending on our leverage ratio.
The unsecured credit facility contains certain covenants including, without limitation, restrictions on: (i) indebtedness; (ii) the incurrence of liens; (iii) investments and acquisitions; (iv) mergers and the sale of assets; (v) guarantees; (vi) distributions; and (vii) transactions with affiliates. The unsecured credit facility contains certain financial covenants including a ratio of adjusted earnings before income taxes, depreciation, and amortization to fixed charges to be greater than 1.3 to 1.0; and a ratio of the outstanding principal balance of debt to adjusted earnings before income taxes, depreciation, and amortization of not more than 3.0 to 1.0. The unsecured credit facility also contains events of default including, without limitation, failure to pay principal and interest in a timely manner, the breach of certain covenants or representations and warranties, the occurrence of a change in control, and judgments or orders of the payment of money in excess of $1.0 million on claims not covered by insurance. Intrepid was in compliance with all covenants with respect to the unsecured credit facility as of December 31, 2012.
Unsecured Senior Notes—In August 2012, Intrepid entered into a note purchase agreement that provides for the issuance of $150 million aggregate principal amount of the Notes on April 16, 2013. The Notes, when issued, will consist of the following series:

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

Intrepid’s asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9% to 8.5%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines. During the year ended December 31, 2012, the estimate of the asset retirement obligations increased primarily as a result of the construction activity for the HB Solar Solution mine and the North compaction facility, as well as increases in the estimate to close mine shafts that are no longer is service, as well as, the operating mine shafts.
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
Asset retirement obligation, at beginning of period	$9,708	$9,478	$8,619
Liabilities settled	(173)	—	—
Liabilities incurred	2,114	222	—
Changes in estimated obligations	8,206	(742)	155
Accretion of discount	724	750	704
Total asset retirement obligation, at end of period	$20,579	$9,708	$9,478
The current portion of asset retirement obligations of $1.2 million at December 31, 2012, is included in Other current liabilities. There was no current portion at December 31, 2011. The undiscounted amount of asset retirement obligation is $52.5 million as of December 31, 2012, of which the Company estimates approximately $8.9 million in payments may occur in the next five years.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders have adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2012, there were a total of 240,757 shares of non-vested restricted shares of common stock, 13,333 non-vested performance units representing shares of common stock, and options to purchase 344,691 shares of common stock. As of December 31, 2012, there were approximately 3.9 million shares of common stock that remain available for issuance under the Plan.
Common Stock
On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") approves the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s annual stockholders’ meeting for the following year. During the years ended December 31, 2012, 2011 and 2010, the Compensation Committee approved awards of 14,812, 9,616 and 11,803 shares of common stock, respectively. These shares of common stock were granted without restrictions and vested immediately.
Non-vested Restricted Shares of Common Stock
Under the Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted common stock awards provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares of common stock lapse, and the shares are considered issued and outstanding.
Since 2009, the Compensation Committee has issued restricted shares of common stock under the Plan in the first quarter of each year to Intrepid's executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee issues restricted shares of common stock to newly hired or promoted employees or other employees who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards for the years ended December 31, 2012, 2011, and 2010, was $3.2 million, $3.2 million and $2.8 million, respectively. These amounts are net of estimated forfeiture adjustments. As of December 31, 2012, there was $4.4 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2015.
A summary of Intrepid’s non-vested restricted common stock activity for the year ended December 31, 2012, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted common stock, beginning of period	164,600	$30.34
Granted	206,807	$24.12
Vested	(124,832)	$28.45
Forfeited	(5,818)	$27.67
Non-vested restricted common stock, end of period	240,757	$26.04

Performance Units
In 2012, the Compensation Committee began granting performance units under the Plan to certain members of Intrepid's executive management as part of the annual equity award program. In the year ended December 31, 2012, the Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance condition was based on tons of potash and Trio® produced in 2012, and the market condition was based on Intrepid's stock performance relative to a peer group and a broad market index in 2012. Based on performance under these metrics for the year ended December 31, 2012, the Compensation Committee certified that a total of 13,333 shares of common stock were earned under these awards, subject to vesting. These performance shares are subject to vesting conditions that provided for issuance ratably in 2013, 2014, and 2015, assuming continued employment by the individual grantees through the vesting dates. For the year ended December 31, 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.4 million.
Non-qualified Stock Options
From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to Intrepid’s executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over 3 years. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. No stock options were issued in the year ended December 31, 2012.
The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

	Year Ended December 31,
	2011	2010
Risk free interest rate	2.6%	2.7%
Dividend yield	—	—
Estimated volatility	56%	57%
Expected option life	6 years	6 years

Intrepid’s computation of the estimated volatility was based on the historic volatility of its and selected peer companies' common stock over the expected option life. The peer companies selected had volatility that was highly correlated to Intrepid’s common stock from the date of the initial public offering to the dates of grant. This peer information was utilized because Intrepid had insufficient trading history to calculate a meaningful long-term volatility factor. The computation of expected option life was determined based on a reasonable expectation of the average life prior to being exercised or forfeited, giving consideration to the overall vesting period and contractual terms of the awards. The risk-free interest rates for periods that matched the option award’s expected life was based on the U.S. Treasury constant maturity yield at the time of grant over the expected option life.
For the years ended December 31, 2012, 2011, and 2010, Intrepid recognized stock‑based compensation related to stock options of approximately $1.2 million, $1.4 million and $0.9 million, respectively. As of December 31, 2012, there was $0.8 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.” In the year ended December 31, 2012, and 2011, the tax deduction related to the exercise of stock options was greater than the compensation recorded for financial reporting purposes, and such amount is presented as part of cash flows from financing activities.
A summary of Intrepid’s stock option activity for the year ended December 31, 2012, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, beginning of period	351,582	$26.26			$13.14
Exercised	(1,649)	$20.80			8.07
Forfeited	(2,154)	$31.68			17.41
Expired	(3,088)	$25.90			13.62
Outstanding non-qualified stock
options, end of period	344,691	$26.26	$73,444	7.0	$13.13

Vested or expected to vest, end
of period	343,171	$26.22	$73,444	6.7	$13.11

Exercisable non-qualified
stock options, end of period	248,020	$23.98	$73,444	6.7	$11.37

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted average grant-date fair value per share of options granted during the years ended December 31, 2011, and 2010, was $19.59 and $14.05, respectively.

Note 10	— INCOME TAXES

Intrepid’s income tax provision is comprised of the elements below. A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current portion of income tax expense (benefit):
Federal	$10,224	$12,191	$(2,043)
State	1,237	4,631	1,136
Deferred portion of income tax expense:
Federal	32,451	38,133	26,593
State	5,572	10,895	4,072
Total income tax expense	$49,484	$65,850	$29,758
A summary of the components of the net deferred tax assets as of December 31, 2012, and 2011, is as follows. Intrepid believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets, therefore no material valuation allowances have been recorded. There are no items that require disclosure in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for uncertainty in income taxes.

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(1,897)	$(1,866)
Unrealized loss	—	227
Inventory	1,649	3,382
Accrued employee compensation and benefits	2,044	2,372
Equity compensation	758	922
Other	(549)	(106)
Total current deferred tax assets	2,005	4,931
Non-current deferred tax assets:
Property, plant, equipment and mineral properties, net	156,415	203,257
Asset retirement obligation	8,304	3,982
Other	15,829	8,393
Total non-current deferred tax assets	180,548	215,632
Total deferred tax asset	$182,553	$220,563
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
A decrease of Intrepid’s state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in Intrepid’s state income tax rate would increase the value of the deferred tax asset, resulting in an increase in Intrepid’s deferred tax benefit. Because of the magnitude of the temporary differences between book and tax basis in the assets of Intrepid, relatively small changes in the state tax rate may have a pronounced impact on the value of the net deferred tax asset.
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
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
Federal taxes at statutory rate	$47,924	$61,341	$26,272
Add:
State taxes, net of federal benefit	3,443	9,072	3,224
Domestic production activities deduction	(191)	(994)	—
Change in state tax rate	981	(3,699)	—
Percentage depletion	(1,623)	—	—
Other	(1,050)	130	262
Net expense as calculated	$49,484	$65,850	$29,758

Effective tax rate	36.1%	37.6%	39.6%

Note 11	— COMMITMENTS AND CONTINGENCIES
Marketing Agreements—Intrepid has a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) its exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with thirty days' written notice.
Intrepid has a sales agreement with an entity appointing it the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to the entity in the agreement subject to cost-based escalators. Intrepid is also entitled to certain adjustments in the sale price to the entity based on the final sales price it receives from its customers, as defined by the agreement. Any adjustments in sales price are settled after the entity's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of December 31, 2012, Intrepid had $7.9 million of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $7.4 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of December 31, 2012. However, Intrepid has established a general legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2013	$2,502
2014	2,200
2015	1,829
2016	1,773
2017	1,722
Thereafter	2,267
Total	$12,293

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2012	$4,175
For the year ended December 31, 2011	$4,865
For the year ended December 31, 2010	$6,622
Refundable Credit— During 2011, based on an approval of an application with the State of New Mexico, Intrepid recorded $7.9 million of other operating income from an employment related credit in the State of New Mexico. The value of subsequent estimated credits have been recorded in the period in which the credit was earned as a reduction to production costs, and is reflected in the associated cost of goods sold and in the remaining inventory base at the end of the accounting period.

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives had been used for risk management purposes, and were originally entered into as economic hedges, they had not been designated as hedging instruments.
Natural Gas
From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid’s forward purchase contracts reduce its risk from movements in the cost of natural gas consumed as gains and losses on such financial contracts offset losses and gains on its physical purchases of natural gas. Intrepid had no natural gas derivative contracts outstanding at December 31, 2012.
Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure on outstanding debt through the use of interest rate derivative contracts, as required by its credit agreement. Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering, and in the year ended December 31, 2012, closed its positions in the derivative financial instruments also assumed from its predecessor. As of December 31, 2011, the net liability associated with interest rate contracts was $1.0 million which was classified as a current liability.
The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Year Ended December 31,
Derivatives not designated as hedging instruments		2012	2011	2010
Interest rate contracts:
Realized loss	Interest expense	$(1,103)	$(1,436)	$(1,780)
Unrealized gain	Interest expense	1,049	1,289	620
Total loss	Interest expense	$(54)	$(147)	$(1,160)

Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.

Note 13	— FAIR VALUE MEASUREMENTS
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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2012 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$17,462	$—	$17,462	$—
Certificate of deposit	$166	$—	$166	$—

		Fair Value at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Interest rate contracts	$(1,049)	$—	$(1,049)	$—

Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets.
Intrepid's available for sale investments consist of corporate bonds and certain certificate of deposits that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider. During December 2012, Intrepid reclassified corporate bonds and certain certificate of deposits from held to maturity to available for sale, due to the sale of investments in December 2012 related to the declaration and payment of the special cash dividend.
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
Credit valuation adjustments may be necessary when the market price of an instrument is not indicative of the fair value due to the credit quality of the counterparty or Intrepid, depending on which entity is in the liability position of a given contract. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment for counterparty credit risk may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. A similar adjustment may be necessary with respect to Intrepid to reflect its credit quality. As of December 31, 2011, management determined that the derivative valuations should be classified in Level 2 of the fair value hierarchy, and no adjustment was recorded to the value of the derivatives.
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
401(k) Plan
Intrepid maintains a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service ("IRS") to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. Intrepid matches employee contributions on a dollar-for-dollar basis up to a maximum of 5% and also based on the employee’s base compensation. Intrepid’s contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2012	$2,022
For the year ended December 31, 2011	$1,293
For the year ended December 31, 2010	$1,162
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
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan. Prior to Intrepid's Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded by Intrepid prior to the settlement of the liability, which is expected to occur in 2013. Intrepid expects to record an additional expense on termination of the pension plan at the date we are released from the liability in an amount equal to the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income. Intrepid currently anticipates expect the additional expense will be between $1.5 million and $2.5 million, depending on the funding elections of the participants.
The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets for the years ended December 31, 2012, 2011, and 2010, as measured on those dates, and a statement of the funded status as of December 31, 2012, 2011, and 2010. The impact of the decision to terminate the plan is estimated in the amounts disclosed below.

	Year Ended December 31,
	2012	2011	2010
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$4,870	$3,802	$3,430
Interest cost	93	195	201
Benefit payments	(175)	(143)	(128)
Actuarial losses	698	1,146	299
Plan amendments	—	(130)	—
Projected benefit obligation at end of period	5,486	4,870	3,802
Accumulated benefit obligation at end of period	5,486	4,870	3,802
Change in plan assets:
Fair value of plan assets at beginning of period	$3,758	$2,789	$2,333
Actual return on assets (net of expenses)	26	(43)	310
Employer contributions	93	1,155	274
Benefit payments	(175)	(143)	(128)
Fair value of plan assets at end of period	3,702	3,758	2,789
Unfunded status (1)	(1,784)	(1,112)	(1,013)

Items not yet recognized as a component of net periodic
pension cost:
Prior service cost arising during current period	$(115)	$(131)	$—
Unrecognized actuarial loss	$2,930	$2,501	$1,217
Prepaid / (accrued) benefit cost	$1,031	$1,258	$204
Accumulated other comprehensive income:
Prior service credit	$(115)	$(131)	$—
Net loss	$2,930	$2,501	$1,217
Assumptions used to determine benefit obligations as of
end of period:
Discount rate	see below	see below	5.3%
Salary scale	N/A	N/A	N/A
Components of net periodic benefit cost:
Interest cost	$93	$195	$201
Expected return on assets	—	(195)	(167)
Amortization of prior service cost	(16)	—	—
Amortization of actuarial loss	242	101	85
Net period benefit cost	$319	$101	$119
Other comprehensive income (loss)	$445	$1,153	$72
Amounts included in AOCI expected to be recognized
during the next fiscal year:
Actuarial loss	$285	$227	$101
Assumptions used in computing net periodic benefit cost:
Discount rate	see below	5.3%	6.0%
Expected return on assets	—%	7.0%	7.0%
Salary scale	N/A	N/A	N/A

(1)
As of December 31, 2012, and 2011, amount is recognized on Intrepid's consolidated balance sheet in "Accrued employee compensation and benefits." As of December 31, 2010, amount is recognized on Intrepid’s consolidated balance sheets in “Other non-current liabilities.”

For December 31, 2012, projected benefit obligation and the accumulated benefit obligation final distribution of plan benefits in 2012 was assumed. The interest rates used were 2.7% for benefits currently in payment and 3.4% for all other annuity benefits. Lump sum benefits were valued using interest rates of 1.0% for years zero to four, 3.5% for years five to 19 and 4.6% for years 20 and after.
Prior to 2012, the basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan was 47% equity securities, 43% fixed income, 5% real estate, and 5% cash. Intrepid has liquidated the investment positions and reinvested the proceeds in U.S. treasury bills or similar investments, with the goal of minimizing investment risk during the Pension Plan termination process. The expected rate of return on assets is assumed to be zero percent, net of investment related expenses.
Asset Allocation Strategy: Prior to the determination to liquidate the plan, the plan’s investment policy strategy for pension plan assets is to seek relatively stable growth in the value of investable assets supplemented by a low level of income. The main objective was to provide steady growth while limiting fluctuations to less than those of the overall stock market. As the Pension Plan had a long-term investment horizon, limited liquidity needs, high exposure to purchasing power risk, and little concern for income stability, Intrepid had set the following target asset allocations: 20% to 75% U.S. equity securities, 0% to 20% international equities, 0% to 30% absolute returns, 10% to 40% corporate bonds, 0% to 10% REITs,

0% to 10% commodities, and 5% to 28% short-term Treasury bonds. Under the plan guidelines, there are no prohibited investment types.
Fair Value Measurement of Plan Assets: The fair value of the major asset classes of the Pension Plan’s assets using the fair value hierarchy as described in the footnote titled Fair Value Measurements and the inputs and valuation techniques used to measure fair value of such assets as of December 31, 2012, and 2011, is as follows (in thousands):

		Fair Value at Reporting Date Using
Asset Class	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$3,702	$3,702	$—	$—

		Fair Value at Reporting Date Using
Asset Class	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$3,000	$3,000	$—	$—
Equity securities:
U.S. large cap equities (1)	36	36	—	—
Fixed income securities:
Corporate bonds (2)	374	70	304	—
Other types of investments:
Hedge funds (3)	348	—	—	348
Total	$3,758	$3,106	$304	$348

(1)	This asset class comprises common stock, exchange‑traded funds, mutual funds, and exchange‑traded limited partnerships.

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
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3, in thousands):

	Fair Value Using Significant Unobservable Inputs (Level 3)
	Long/Short Strategies	Distressed Investment Strategies	Multi-Strategy Arbitrage	Total
Ending balance at December 31, 2010	$146	$76	$127	$349
Actual return on plan assets still held at the reporting date	(1)	(1)	—	(2)
Purchases, sales, and settlements	31	(7)	(24)	—
Ending balance at December 31, 2011	$176	$68	$103	$347
Actual return on plan assets still held at the reporting date	5	3	5	13
Ending balance at December 31, 2012	$181	$71	$108	$360

Cash Flows
Contributions: Intrepid expects to contribute approximately $2.5 million to the Pension Plan in 2013. The actual amount contributed to the Pension Plan in 2013 will ultimately be determined based on the timing, participant elections with respect to distributions and market returns and conditions at the time of distribution.
Estimated future benefit payments: The benefit payments of $5.5 million, which reflects expected future service, as appropriate, and Intrepid's intent to terminate the Pension Plan as soon as practical, are expected to be paid in 2013.

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
Surface Use Easement Agreement— On November 16, 2009, Intrepid Oil & Gas, LLC (“IOG”) and Intrepid Potash—Moab, LLC (“Moab”) executed a Surface Use Easement and Water Purchase Agreement ("the "Agreement") with respect to an oil and gas well (the "Well"). IOG is owned by Robert P. Jornayvaz III, Intrepid's Executive Chairman of the Board, and Hugh E. Harvey, Jr., Intrepid's Executive Vice Chairman of the Board. Pursuant to the Agreement, Moab provided an easement to IOG to drill the Well and provided IOG with the right to purchase water for the drilling of the Well. IOG has plugged and abandoned the Well and reclaimed the Well site location to the satisfaction of the state regulatory agency, other than with respect to those areas, a constructed access road and drill pad, which Moab intends to utilize for purposes of its potash operations. On April 26, 2012, Moab and IOG terminated the Surface Use Easement and Water Purchase Agreement, and, in return for the developed access road and drill pad for Moab's use in its potash operations, Moab assumed the remaining reclamation obligations with respect to the Well site location.

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
In 2012, 2011, and 2010, one of our distributor customers accounted for approximately 22%, 17%, and 24%, respectively, of our sales, and another distributor customer who accounted for 9%, 12%, and 7% of sales, respectively. Although Intrepid considers its relationship with these customers to be very important, Intrepid does not believe that their loss or a significant decline in their purchases would have a material adverse effect on its financial results due to the regional demands for its product.
In each of the last three years ended December 31, 2012, 2011, and 2010, approximately 95% of our sales were sold to customers located in the United States.
Intrepid maintains cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 18	— QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Sales	$110,939	$129,350	$98,784	$112,243
Cost of Goods Sold	$61,453	$63,382	$51,064	$60,581
Gross Margin	$37,183	$51,854	$39,895	$41,206
Net Income	$14,537	$33,267	$19,013	$20,626
Earnings Per Share, Basic	$0.19	$0.44	$0.25	$0.27
Earnings Per Share, Diluted	$0.19	$0.44	$0.25	$0.27

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Sales	$104,603	$114,000	$119,373	$104,978
Cost of Goods Sold	$52,413	$55,547	$53,719	$51,991
Gross Margin	$42,758	$47,107	$55,138	$41,217
Net Income	$24,917	$25,507	$30,708	$28,279
Earnings Per Share, Basic	$0.33	$0.34	$0.41	$0.38
Earnings Per Share, Diluted	$0.33	$0.34	$0.41	$0.38

Note 19—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. Other than requiring additional disclosures, Intrepid does not anticipate material impact on its consolidated financial statements upon adoption.