Form 10-Q
period 2013-03-31
Intrepid Potash, Inc.
filed 2013-05-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2013, the registrant had 75,759,472 shares of common stock, par value $0.001, outstanding (including 382,775 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$5,111	$33,619
Short-term investments	2,501	24,128
Accounts receivable:
Trade, net	44,224	31,508
Other receivables	9,468	9,122
Refundable income taxes	3,303	3,306
Inventory, net	61,204	53,275
Prepaid expenses and other current assets	4,679	5,393
Current deferred tax asset	3,900	2,005
Total current assets	134,390	162,356

Property, plant, and equipment, net of accumulated depreciation
of $154,543 and $142,137, respectively	573,323	543,169
Mineral properties and development costs, net of accumulated
depletion of $11,638 and $11,060, respectively	114,382	94,096
Long-term parts inventory, net	11,060	10,208
Other assets	4,155	4,246
Non-current deferred tax asset	169,995	180,548
Total Assets	$1,007,305	$994,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$21,818	$19,431
Related parties	247	203
Accrued liabilities	29,488	32,496
Accrued employee compensation and benefits	11,032	11,680
Other current liabilities	1,646	3,578
Total current liabilities	64,231	67,388

Asset retirement obligation	19,903	19,344
Other non-current liabilities	2,112	2,155
Total Liabilities	86,246	88,887

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,376,697 and 75,312,805 shares
outstanding at March 31, 2013, and December 31, 2012, respectively	75	75
Additional paid-in capital	568,707	568,375
Accumulated other comprehensive loss	(1,657)	(1,729)
Retained earnings	353,934	339,015
Total Stockholders' Equity	921,059	905,736
Total Liabilities and Stockholders' Equity	$1,007,305	$994,623
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Sales	$99,257	$112,243
Less:
Freight costs	8,097	6,762
Warehousing and handling costs	3,579	3,364
Cost of goods sold	53,773	60,581
Other	8	330
Gross Margin	33,800	41,206

Selling and administrative	9,492	8,257
Accretion of asset retirement obligation	375	181
Other expense (income)	171	(28)
Operating Income	23,762	32,796

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses	(213)	(253)
Interest income	52	513
Other income	16	183
Income Before Income Taxes	23,617	33,239

Income Tax Expense	(8,698)	(12,613)
Net Income	$14,919	$20,626

Weighted Average Shares Outstanding:
Basic	75,340,559	75,227,387
Diluted	75,392,527	75,317,073
Earnings Per Share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$14,919	$20,626
Other Comprehensive Income:
Pension liability adjustment (net of tax effect of $28 and $26, respectively	43	39
Unrealized gain on investments available for sale (net of tax effect of $18)	29	—
Other Comprehensive Income	72	39
Comprehensive Income	$14,991	$20,665

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	75,312,805	$75	$568,375	$(1,729)	$339,015	$905,736
Pension liability adjustment	—	—	—	43	—	43
Unrealized gain on investments held for sale				29		29
Net income	—	—	—	—	14,919	14,919
Stock-based compensation	—	—	1,140	—	—	1,140
Change in excess income tax benefit from stock- based compensation	—	—	(231)	—	—	(231)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	63,892	—	(577)	—	—	(577)
Balance, March 31, 2013	75,376,697	$75	$568,707	$(1,657)	$353,934	$921,059

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,919	$20,626
Deferred income taxes	8,381	10,042
Items not affecting cash:
Depreciation, depletion, and accretion	14,141	11,256
Stock-based compensation	1,140	1,319
Unrealized derivative gain	—	(224)
Other	433	963
Changes in operating assets and liabilities:
Trade accounts receivable	(12,715)	(14,387)
Other receivables	(344)	(1,018)
Refundable income taxes	3	2,011
Inventory	(8,781)	4,247
Prepaid expenses and other assets	714	1,099
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(4,295)	1,738
Other liabilities	(1,975)	(8)
Net cash provided by operating activities	11,621	37,664

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(39,512)	(32,409)
Additions to mineral properties and development costs	(21,636)	(6,068)
Purchases of investments	—	(30,727)
Proceeds from investments	21,586	18,722
Other	10	2
Net cash used in investing activities	(39,552)	(50,480)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(577)	(424)
Excess income tax benefit from stock-based compensation	—	(25)
Net cash used in financing activities	(577)	(449)

Net Change in Cash and Cash Equivalents	(28,508)	(13,265)
Cash and Cash Equivalents, beginning of period	33,619	73,372
Cash and Cash Equivalents, end of period	$5,111	$60,107

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, including settlements on derivatives	$128	$428
Income taxes	$2,194	$595
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$27,012	$9,689
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”) and langbeinite. Langbeinite, which is marketed for sale as Trio®, is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. Intrepid sells potash and Trio® primarily into the agricultural market as a fertilizer. Intrepid also sells these products into the animal feed market as a nutritional supplement and sells potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells. In addition, Intrepid sells by-products including salt, magnesium chloride and metal recovery salts.
Intrepid owns five active potash production facilities: three in New Mexico, and two in Utah. Intrepid is constructing a sixth production facility, the HB Solar Solution mine, near Carlsbad, New Mexico. Intrepid has placed into service certain assets of the HB Solar Solution mine project, as it is already injecting brine into the production caverns and pumping potassium-rich brine into several of the newly constructed solar evaporation ponds.
Currently, production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. Intrepid calculates average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Significant estimates include those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of derivative financial instruments, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of Intrepid’s mineral properties, the useful lives of related property, plant, and equipment, estimates associated with asset retirement obligations, and depreciation expenses. Specific to income tax items, we tend to see significant fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
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
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and assigned to assets that are being constructed, drilled, or built or that are otherwise classified as construction in progress.
Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if an asset’s total estimated net future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
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
Planned Turnaround Maintenance—Each production operation typically shuts down periodically for planned maintenance activities. The costs of maintenance turnarounds at Intrepid's facilities are considered part of production costs and are absorbed into inventory in the period incurred.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Other Comprehensive Loss" on the condensed consolidated balance sheets. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Intrepid’s financial instruments include cash and cash equivalents, certificate of deposit investments, short-term and long-term investments, restricted cash, accounts receivable, income tax receivables, and accounts payable, all of which are carried at cost, except for available-for-sale investments which are carried at fair value. The remaining investments approximate fair value due to the short-term nature of these instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. Although there are no amounts currently outstanding under Intrepid’s unsecured credit facility, any borrowings that become outstanding are expected to be recorded at amounts that approximate their fair value as borrowings bear interest at a floating rate.
In April 2013, Intrepid issued $150 million aggregate principal amount of unsecured senior notes ("the Notes"). The Notes bear interest at fixed rates and are deemed to be financial instruments. Accordingly, the fair value of the Notes will be determined on a periodic basis and disclosed. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the precise amounts that could be realized upon the sale, settlement, or refinancing of the instruments.
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
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended March 31, 2013, and 2012, a weighted average of 40,314 and 76,705 non-vested shares of restricted common stock and 244,755 and 176,862 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended March 31, 2012, 2,072 shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income	$14,919	$20,626

Basic weighted average common shares outstanding	75,341	75,227
Add: Dilutive effect of non-vested restricted common stock	38	65
Add: Dilutive effect of stock options outstanding	9	25
Add: Dilutive effect of performance units	5	—
Diluted weighted average common shares outstanding	75,393	75,317
Earnings per share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash	$4,136	$6,063
Money market accounts	975	27,556
Total cash and cash equivalents	$5,111	$33,619

Corporate bonds	$—	$17,462
Certificates of deposit and time deposits	2,501	6,666
Total short-term investments	$2,501	$24,128

Total cash, cash equivalents, and investments	$7,612	$57,747
As of December 31, 2012, $17.6 million of investments were classified as available-for-sale securities. As of March 31, 2013, no investments were classified as available-for-sale. The net unrealized loss on these securities of approximately $29,000 is reflected in accumulated other comprehensive income as of December 31, 2012.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2013, and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Finished goods product inventory	$35,084	$26,856
In-process mineral inventory	8,386	9,110
Total product inventory	43,470	35,966
Current parts inventory	17,734	17,309
Total current inventory	61,204	53,275
Long-term parts inventory	11,060	10,208
Total inventory	$72,264	$63,483
Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of March 31, 2012, Intrepid recorded an impairment charge of approximately $0.3 million.
Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Buildings and plant	$157,786	$148,989
Machinery and equipment	342,168	334,128
Vehicles	12,017	11,868
Office equipment and improvements	16,312	15,766
Ponds and land improvements	32,025	15,835
Construction in progress	167,260	158,422
Land	298	298
Accumulated depreciation	(154,543)	(142,137)
	$573,323	$543,169

Mineral properties and development costs	$118,606	$74,712
Construction in progress	7,414	30,444
Accumulated depletion	(11,638)	(11,060)
	$114,382	$94,096
Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation	$13,180	$10,672
Depletion	586	403
Accretion	375	181
Total incurred	$14,141	$11,256

Note 7	— DEBT
Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016. The facility is unsecured and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement governing the facility. There were no amounts outstanding under the facility as of March 31, 2013, or December 31, 2012.
Unsecured Senior Notes—In April 2013, Intrepid issued $150 million aggregate principal amount of the Notes pursuant to a note purchase agreement entered into in August 2012. Intrepid received proceeds of $149.3 million, net of offering costs. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes are senior unsecured obligations of Intrepid and rank equally in right of payment with any other unsubordinated unsecured indebtedness of Intrepid. The obligations under the Notes are unconditionally guaranteed by Intrepid's material subsidiaries. Interest on the Notes began accruing on April 16, 2013, the date the Notes were issued. Interest will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013. Interest expense will be recorded net of any capitalized interest associated with investments in capital projects. The fair value of the Notes will be estimated using discounted cash flow analysis based on current borrowing rates for debt with similar conditions, remaining maturities and ratings (a Level 2 input), as appropriate.

Note 8	— ASSET RETIREMENT OBLIGATION
Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Intrepid’s asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9% to 8.5%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment of mines.
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Asset retirement obligation, at beginning of period	$20,579	$9,708
Liabilities settled	(24)	(273)
Liabilities incurred	184	—
Accretion of discount	375	181
Total asset retirement obligation, at end of period	$21,114	$9,616
The current portion of asset retirement obligations of $1.2 million was included in "Other" current liabilities on the condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012. The undiscounted amount of asset retirement obligation is $53.0 million as of March 31, 2013, of which Intrepid estimates approximately $8.8 million in payments may occur in the next five years.

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

Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2013, there were a total of 379,621 shares of non-vested restricted shares of common stock, 97,367 non-vested performance units representing shares of common stock, and options to purchase 344,563 shares of common stock. As of March 31, 2013, there were approximately 3.6 million shares of common stock that remain available for issuance under the Plan.
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
Non-vested Restricted Shares of Common Stock
Under the Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted shares of common stock provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares of common stock lapse, and the shares are considered issued and outstanding.
Since 2009, the Compensation Committee has granted restricted shares of common stock under the Plan in the first quarter of each year to Intrepid's executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards for both the three months ended March 31, 2013, and 2012, was $0.8 million. These amounts are net of estimated forfeiture adjustments. As of March 31, 2013, there was $7.9 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2015.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the three months ended March 31, 2013, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	240,757	$26.04
Granted	232,336	$19.26
Vested	(88,186)	$27.12
Forfeited	(5,286)	$21.60
Non-vested restricted shares of common stock, end of period	379,621	$21.70
Performance Units
Since 2012, the Compensation Committee has granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance conditions are based on tons of potash and Trio® produced, and the market conditions are based on Intrepid's stock performance relative to a peer group and a broad market index. As of March 31, 2013, the maximum number of shares of common stock that may be issued, pending satisfaction of the operational performance or market condition and continued employment is 97,367 shares of common stock. These performance shares are subject to vesting conditions that provided for issuance over a three-year period assuming continued employment by the individual grantees through the vesting dates. For the three months ended March 31, 2013, Intrepid recognized stock‑based compensation related to performance units of approximately $0.1 million. As of March 31, 2013, there was $1.2 million of total remaining unrecognized compensation expense related to unvested performance units that will be expensed through 2015.
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
For the three months ended March 31, 2013, and 2012, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.2 million and $0.4 million, respectively. As of March 31, 2013, there was $0.6 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013 and 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.”
A summary of Intrepid’s stock option activity for the three months ended March 31, 2013, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	344,563	$26.25	$—	6.6	$13.13

Vested or expected to vest, end
of period	341,514	$26.17	$—	6.6	$13.07

Exercisable non-qualified
stock options, end of period	313,294	$25.31	$—	6.6	$12.49

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Intrepid’s effective tax rate was 36.8% and 37.9% for the three months ended March 31, 2013, and 2012, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated domestic production activities deduction. A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Current portion of income tax expense	317	2,622
Deferred portion of income tax expense	8,381	9,991
Total income tax expense	$8,698	$12,613

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of Intrepid's business and the states in which Intrepid has a taxable relationship. This creates fluctuations in the value of Intrepid's net deferred tax asset. In April 2013, the state of New Mexico lowered its corporate income tax rate pursuant to a schedule that goes into effect over the next five years. Intrepid has estimated that the lower state income tax rates will result in a relatively lower future income tax expense. Further, Intrepid will record increased deferred state income tax expense in the three months ended June 30, 2013, as its deferred tax asset will have decreased in value. The estimated impact of this change on Intrepid's net deferred income tax value is currently estimated to be between $1.0 million and $1.4 million. The actual timing for the use of the deferred income tax asset will be based on the actual taxable income earned over future periods and will likely be different from the current estimate.

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
Intrepid has a sales agreement with an entity appointing such entity as the exclusive distributor, subject to certain conditions, for magnesium chloride produced by Wendover, with the exception of up to 15,000 short tons per year sold for applications other than dust control, de-icing, and soil stabilization. This agreement is cancelable with two years’ written notice, unless a breach or other specified special event has occurred. Sales prices were specified to the entity in the agreement subject to cost-based escalators. Intrepid is also entitled to certain adjustments in the sale price to the entity based on the final sales price it receives from its customers, as defined by the agreement. Any adjustments in sales price are settled after the entity's fiscal year end in September; however, Intrepid estimates and recognizes earned sales price adjustments each quarter as the amounts are earned and reasonably determinable.
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of March 31, 2013, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” non-current assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of March 31, 2013. Intrepid has established a legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2013	$909
For the three months ended March 31, 2012	$836

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
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
Natural Gas
From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid had no natural gas derivative contracts outstanding at March 31, 2013.

Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure on outstanding debt through the use of interest rate derivative contracts, as required by its credit agreement. Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering and, in the year ended December 31, 2012, settled in the ordinary course of business its positions in the derivative financial instruments also assumed from its predecessor.
The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the condensed consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended March 31,
Derivatives not designated as hedging instruments		2012
Interest rate contracts:
Realized loss	Interest expense	$(266)
Unrealized gain	Interest expense	224
Total loss	Interest expense	$(42)

Please see footnote titled Fair Value Measurements, for a description of how the above financial instruments are valued.

Note 13	— FAIR VALUE MEASUREMENTS
Intrepid applies the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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
As of March 31, 2013, Intrepid did not have any assets or liabilities that were required to be measured at fair value. The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2012 (in thousands):

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
Intrepid's available-for-sale investments consist of corporate bonds and certain certificates of deposits that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider.
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
Defined Benefit Pension Plan—In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the assets relating to its Moab facility in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree’s pension plan, and approximately $1.5 million was transferred from the acquiree’s pension plan to the Pension Plan to accommodate the recognition of these prior services and benefits. In February 2002, Intrepid froze the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits.
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan. Prior to Intrepid's Pension Plan liability being fully funded, certain regulatory approvals, plan amendments and participant settlement elections needed to be obtained. In April 2013, Intrepid funded $2.0 million to settle all Pension Plan liabilities. Intrepid will record an additional expense of approximately $1.9 million to reflect the termination of the Pension Plan in the second quarter of 2013. This amount will be recorded as "Other expense" in the condensed consolidated statement of operations and represents the difference between the final amount funded, the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income. The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012
Components of net periodic benefit cost:
Interest cost	$21	$23
Amortization of prior service cost	(4)	(4)
Amortization of actuarial loss	75	61
Net period benefit cost	$92	$80

Note 15 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on its consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward‑looking statements. These forward‑looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward‑looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, cost of goods sold, operating expenses, products, projected costs, and capital expenditures; sales; and competition. In some cases, you can identify these statements by forward‑looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward‑looking statements are only predictions based on our current expectations and our projections about future events. All forward‑looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward‑looking statements. We undertake no obligation to update any of these forward‑looking statements, except as required by law.
These forward‑looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements.
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

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines

•	changes in the prices of raw materials, including chemicals, natural gas, and electricity

•	the impact of federal, state, or local government regulations, including environmental and mining regulations, the enforcement of those regulations, and government policy changes

•	our ability to obtain any necessary government permits relating to the construction and operation of assets

•	changes in our reserve estimates

•	competition in the fertilizer industry

•	declines in U.S. or world agricultural production

•	declines in the use of potash products by oil and gas companies in their drilling operations

•	changes in economic conditions

•	our ability to comply with covenants in our debt-related agreements to avoid a default under those agreements

•	disruption in the credit markets

•	our ability to secure additional federal and state potash leases to expand our existing mining operations

•	the other risks and uncertainties described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q.

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.2% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. The flexibility to compact a greater percentage of our production in granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our production to more closely align with the specific markets, thereby decreasing our dependence on sales of any one particular size of potash.
Our sales of potash tend to focus on agricultural areas, feed manufacturers in the central and western United States, and oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, in the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements. We manage our sales and marketing operations, including our freight and logistics planning, centrally. This allows us to evaluate the product needs of our customers and then determine which of our production facilities can be used to fill customer orders, all with the design of realizing the highest average net realized sales price for our potash.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”). We have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including 200,000 tons of designed productive capacity for the HB Solar Solution mine described below, and approximately 240,000 tons of langbeinite, based on current design. We are not yet producing at an annual rate of 240,000 tons per year of langbeinite. Actual production is affected by operating rates, recoveries, mining rates, precipitation, and evaporation rates at our solar solution operations, and the amount of development work that we perform. Therefore, our production results tend to be lower than our productive capacity. We have an additional solar solution mine that is under construction in Carlsbad, New Mexico, called the HB Solar Solution mine. We are constructing the HB Solar Solution mine, a project to apply solution mining and solar evaporation techniques to produce potash from previously idled mine workings close to our current underground operations near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include one or more of the following: additional solution mining activities; improved recovery methods on existing ore; and potential acceleration of the development of reserves using the North mine infrastructure, which was operated as a traditional underground mine until the early 1980s.
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

Significant Business Trends and Activities
Our financial results are impacted by several significant trends, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, or financial position.
• Potash demand. We sold 185,000 tons of potash in the first quarter of 2013, compared to 203,000 tons of potash sold during the first quarter of 2012. Seasonal weather conditions were the primary driver of the difference in sales volumes between the two periods. During the first quarter of 2013, our sales were impacted by cooler soil temperatures, extended winter conditions in the Northern plains of the United States, and some concern over the drought conditions in certain areas of the country. In comparison, the first quarter of 2012 experienced warmer and drier conditions, which allowed an earlier start to spring planting season. The economic outlook continues to be favorable for farmer economics in 2013 with continued tight grain stocks, supportive grain prices, and strong acreage planting intentions. As a result, we expect potash demand in North America will be in line with historical levels for the spring planting season. However, if the cool and wet conditions in the central parts of United States extend much longer, the spring planting season may become further compressed or even restrict the acres of crops that are planted and therefore the amount of potash that is applied.
As is typically the case, the specific month in which farmers apply potash remains weather dependent and varies by the numerous growing regions across the United States. In addition, potash demand is significantly influenced by dealer storage volumes and marketing programs that are advantageous to the potash retailers. The combination of these items results in recurring variability in potash shipments from our production facilities, thereby increasing volatility of sales volumes from quarter to quarter.
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $417 per ton in the first quarter of 2013 from $477 in the first quarter of 2012. This decrease is due to the continued downward pressure on potash prices caused by concern around increased global potash supply. Uncertainty around global potash sales levels, especially into large international markets, such as China and India, also puts pressure on domestic potash prices. Some North American producers reacted to this demand volatility by curtailing production during the latter half of 2012 and into 2013. When demand from China and India became clearer, the Canadian producers began to increase production in the first quarter of 2013. Despite the curtailments during 2012, North American producers increased their inventory levels into the end of 2012 and, as a result, we have experienced greater price competition in North America. This pressure on potash prices and ongoing uncertainty in the world economy continues to cloud the long-term global potash market. As additional brownfield potash production is brought on-line globally, this new production could cause further price erosion absent increases in global potash consumption. In the near term, we expect North American demand to be steady and pricing to be stable, within a range, through the 2013 spring season.
• Trio® prices and demand. The average net realized sales price of Trio® has increased to $351 per ton in the first quarter of 2013 from $302 per ton in the first quarter of 2012. We continue to have strong demand for all sizes of our Trio® product. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash, although, over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate from this specialty product has translated into higher prices despite sequentially lower potash prices. Demand in excess of production has also been supportive of Trio® pricing. Export Trio® pricing continues to show strength as international customers see value for Trio®. Trio® sales in 2013 are expected to essentially match production levels due to the low inventory levels we have available for sale.
• Construction of the HB Solar Solution mine and North compaction facility. We are making significant progress on the construction of the HB Solar Solution mine. We have completed all of the drilling activities associated with the injection and extraction wells and pipelines that were contemplated in the initial design. Construction of the solar evaporation ponds continues to advance, and we have pumped potash-enriched brine from the underground mines into several of the completed evaporation ponds. In addition, construction of the processing plant progressed in the first quarter of 2013 as scheduled and is expected to be completed in the fourth quarter of 2013. The total expected investment for the project is between $225 million and $245 million, of which $151.2 million had been invested as of March 31, 2013.
The construction of the new North Compaction facility is also progressing with $72.6 million of the expected $95 million to $100 million investment made as of March 31, 2013. This new facility expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing expansions at our West mine. The new facility will utilize state-of-the-art equipment providing us the tools to provide high quality granular production from this facility.
• Operating efficiencies at the East facility. We have dedicated significant resources to the long-term improvement plan that we implemented in the beginning of 2012 to address production challenges at the East facility. Execution of the long-term improvement plan is expected to continue throughout 2013. We have seen steady and measurable improvement as we execute the plan. Our potash production at the East facility increased each quarter in 2012 and has leveled off at historical production rates in the first quarter of 2013. The increased production from East contributed to our improved per ton total potash cash operating cost of goods sold. More recently, our quarterly langbeinite production level increased to 46,000 tons in the first quarter of 2013, representing the highest quarterly production level in over two years. We expect langbeinite production levels in 2013 to be greater than those in 2012, as a result of the improvement plan. The benefit of this increased productivity is directly reflected in the improved profitability associated with Trio® with average Trio® gross margin improving to $85 per ton in the first quarter of 2013 compared to negative $9 per ton in the same period in 2012.
Selected Operating and Financial Data
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

			Change
	Three Months Ended March 31,		Between
	2013	2012	Periods	% Change
Production volume (in thousands of tons):
Potash	222	218	4	2%
Langbeinite	46	30	16	53%
Sales volume (in thousands of tons):
Potash	185	203	(18)	(9)%
Trio®	39	28	11	39%

Gross sales (in thousands):
Potash	$82,778	$101,758	$(18,980)	(19)%
Trio®	16,479	10,485	5,994	57%
Total	99,257	112,243	(12,986)	(12)%
Freight costs (in thousands):
Potash	5,466	4,795	671	14%
Trio®	2,631	1,967	664	34%
Total	8,097	6,762	1,335	20%
Net sales (in thousands):
Potash	77,312	96,963	(19,651)	(20)%
Trio®	13,848	8,518	5,330	63%
Total	$91,160	$105,481	$(14,321)	(14)%

Potash statistics (per ton):
Average net realized sales price	$417	$477	$(60)	(13)%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	174	195	(21)	(11)%
Depreciation and depletion	46	44	2	5%
Royalties	16	17	(1)	(6)%
Total potash cost of goods sold	$236	$256	$(20)	(8)%
Warehousing and handling costs	16	15	1	7%
Average potash gross margin	$165	$206	$(41)	(20)%

Trio® statistics (per ton):
Average net realized sales price	$351	$302	$49	16%
Cash operating cost of goods sold (exclusive of items shown separately below)	180	221	(41)	(19)%
Depreciation and depletion	54	61	(7)	(11)%
Royalties	18	15	3	20%
Total Trio® cost of goods sold	$252	$297	$(45)	(15)%
Warehousing and handling costs	14	14	—	—%
Average Trio® gross margin	$85	$(9)	$94	(1,044)%

*
On a per ton basis, by-product credits were $10 and $9 for the three months ended March 31, 2013, and 2012, respectively. By-product credits were $1.9 million and $1.8 million for the three months ended March 31, 2013, and 2012, respectively.

Results of Operations
Operating Highlights
Net income in the first quarter of 2013 was $14.9 million, or $0.20 per share, with cash flows from operations of $11.6 million. During the quarter ended March 31, 2013, we sold 185,000 tons of potash at a net realized sales price of $417 per ton and 39,000 tons of Trio® at a net realized sales price of $351 per ton. We made capital investments of $64.2 million in the first quarter of 2013 and ended the quarter with $7.6 million of cash and investments and no debt outstanding. We produced 222,000 tons of potash and 46,000 tons of Trio® in the quarter ended March 31, 2013.
Potash
In the first quarter of 2013, we sold 185,000 tons of potash as compared to 203,000 tons in the first quarter of 2012. Our sales of potash in the first quarter of 2013, as compared to the first quarter a year ago, were impacted by the weather conditions described above, which delayed farmers from performing work in the fields. Our average net realized sales price of potash was $417 per ton in the first quarter of 2013, compared with $477 per ton in the first quarter of 2012. This decrease is due to the impact of the recent increases in global production capacity for potash combined with the timing of the global demand for potash. These global factors in turn had a directional impact on North American pricing, thereby lowering our average net realized sales price.
The percentage of our sales in each of the markets we serve stayed relatively consistent from the first quarter of 2012 to the same period in 2013. The slight percentage change in the markets we serve is mainly due to the weather conditions for our agricultural sales which caused a delay in certain agricultural purchases in the first quarter of 2013 compared with the first quarter of 2012.
Our potash sales mix was as follows for the indicated periods.

	Three Months Ended March 31,
	2013	2012
Agricultural	79%	81%
Industrial	14%	12%
Feed	7%	7%

The flexibility to produce as much granular-sized product as we need is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years, the domestic consumption of potash has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. Continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity. We believe these factors suggest increased domestic potash consumption is possible in the coming years.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show an increase of potassium deficient agricultural soils in North America, suggesting that there is less of a buffer built into the soil associated with potassium levels. In order for the North American farmer to maximize yields, application of higher rates of potash will be necessary in the future.
Our production volume of potash of 222,000 tons in the first quarter of 2013 was relatively consistent with the 218,000 tons produced in the first quarter of 2012. Our East facility had strong production in the first quarter of 2013, with a 56% increase in potash production in the first quarter of 2013, compared to the same period in 2012. This production gain was offset by the impact of cold weather at our Utah facilities which reduced plant availability and recoveries. Our cash operating costs of goods sold were $174 per ton for the first quarter of 2013, compared to $195 per ton in the first quarter of 2012. The decrease in our cash operating cost of goods sold per ton is mainly due to our continued operating improvement at our East facility during 2012, which continued into the first quarter of 2013 as higher production volumes generally reduce our per ton costs.

Trio®
Our Trio® production and inventory levels were relatively higher in 2013 than they were in 2012. Our sales of Trio® increased from 28,000 tons of Trio® in the first quarter of 2012 to 39,000 tons of Trio® in the first quarter of 2013. Pricing and demand for this specialty product remain strong. With continuing strong demand for this specialty product, we expect sales demand will at least meet our production capabilities in 2013. For the first quarter of 2013, as compared to the first quarter of 2012, our average Trio® gross margin per ton increased by $94 per ton as our average net realized sales price for Trio® increased by $49 per ton and our cash cost of goods sold for Trio® decreased by $41 per ton. The decrease in our cash cost of goods sold was due to the benefit of producing at higher rates.
Although we have seen improvement in our Trio® recoveries as a result of our long term improvement work at our East facility, the expected production benefits from the Langbeinite Recovery Improvement Project ("LRIP") have yet to be fully realized and we are continuing to work towards the initial design capacity levels for Trio® and effectively utilizing the pelletization circuit to produce increased quantities of our premium-sized Trio® product. We remain committed to continuing the long-term improvement plan and commissioning work on LRIP to obtain increased recoveries and therefore increased production levels of langbeinite.
Our export sales of Trio® tend to be in larger quantities and the timing of those sales has an impact on quarterly results.

	United States	Export
Trio® only
Three months ended March 31, 2013	68%	32%
Three months ended March 31, 2012	76%	24%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased in the first quarter of 2013 by $17 per ton from the fourth quarter of 2012, largely in response to the ongoing uncertainty surrounding production and consumption in the global potash market. We continue to believe potash buying and pricing will trade in a relatively narrow range due to strong corn and soybean commodity prices that support favorable farmer economics. We expect our average net realized sales price in the second quarter of 2013 to be slightly lower than the level experienced in the first quarter of 2013 as the impact of the lower spring pricing levels established by the Canadian potash producers is fully reflected in the market.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of the magnesium and sulfate delivered by this product, demand for the product has grown and we have enjoyed a higher market price through 2012 and into 2013. This recognition has resulted in pricing that more closely reflects the agronomic value of the delivered nutrients.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2012 and into 2013.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2013	$417	$351
December 31, 2012	$434	$347
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302

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
The volume of product we sell is determined by demand for our products and by our production capabilities. We intend to operate our facilities at full production levels, which provide the greatest operating efficiencies. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand.
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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development, downtime, and annual maintenance turnarounds. Our labor and contract labor costs in Carlsbad, New Mexico, may continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite that is processed through a singular product flow at the surface facility. This complex mineralogy will influence the amount of product tons of potash and Trio® ultimately produced from the facility, which impacts our production costs per ton for each product and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases, and these payments are typically a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale basis that varies with the grade of ore extracted. For the first quarter of 2013 and 2012, our average royalty rate was 4.1% and 3.8%, respectively. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three months ending March 31, 2013, and 2012, our effective income tax rate was 36.8% and 37.9%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2013, the total tax expense was $8.7 million. Total tax expense for the three months ended March 31, 2013, was comprised of $0.3 million of current income tax expense and $8.4 million of deferred income tax expense. For the three months ended March 31, 2012, the total tax expense was $12.6 million. Total tax expense for the three months ended March 31, 2012, was comprised of $2.6 million of current income tax expense and $10.0 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.

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
In April 2013, the state of New Mexico lowered its corporate income tax rate from 7.6% currently to 5.9% on a graduated basis through 2018. Accordingly, the estimated state tax rate that we apply to our deferred tax asset will also decrease, which will result in an increase in our deferred state tax provision. We currently estimate that this increased deferred state tax provision expense will be between $1.0 million and $1.4 million and will be recorded in the second quarter of 2013. Because this state tax rate comprises a significant portion of our state income tax rate and the fact that the rate reduction is phased-in over several years, we will periodically update our assumptions around the timing of our deferred tax asset, and we will record adjustments to our deferred state income tax expense accordingly.

Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have developed a capital investment plan at each of our facilities to respond to this anticipated increase in demand. These plans focus on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We expect these investments to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments and we are continuing to increase our granulation capacity for potash.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient liquidity to react strategically to market conditions. In the first quarter of 2013, we invested $64.2 million in capital projects. The total capital investment in 2013 is estimated to be between $235 and $285 million. This investment consists of our three largest projects including the expected completion of the construction for the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the drilling program to create the third multi-lateral cavern system in Moab. The actual level of capital investment for the year will ultimately be impacted by the timing of deliveries of equipment and the construction schedule. We expect our 2013 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and a portion of the net proceeds from the $150 million unsecured senior notes (the "Notes") received in April 2013. We expect that our capital investment will begin to decrease at some point during the fourth quarter of 2013 to a level below our cash flow from operations.
The following details several of the significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
We are making significant progress on the HB Solar Solution mine, as discussed previously. The total expected investment for the project is between $225 million and $245 million, of which $151.2 million had been invested as of March 31, 2013. We currently expect first production of finished product from the HB Solar Solution mine to occur late in the fourth quarter of 2013 following completion of the production plant. We expect to see a ramp up of production in 2014, with production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by any construction delays, the timing of critical equipment deliveries and the impact of weather events or patterns on evaporation seasons.

•
The North compaction project is expected to be completed in phases to coincide with the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. The first two compactor lines are scheduled to be completed in phases in mid-2013, with the third compaction line completed in early 2014. This project will provide adequate capacity for the increased throughput expected at the West facility and the anticipated production from the HB Solar Solution mine. Total capital investment for the project is expected to be approximately $95 million to $100 million, of which approximately $72.6 million had been invested as of March 31, 2013.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the development of our second horizontal cavern systems in the fourth quarter of 2012 and are now actively engaged in developing a third horizontal cavern system. This represents a capital investment of approximately $20 million to $30 million, of which $4.9 million had been invested as of March 31, 2013. The addition of the new horizontal cavern systems is expected to provide higher extracted brine grades. In addition, we expect that the production from the new cavern systems will not only offset the typical decreasing production profile as other cavern systems are depleted, but allow for incremental production opportunities.

Liquidity and Capital Resources
As of March 31, 2013, we had cash, cash equivalents, and investments of $7.6 million, we had no debt, and we had $250.0 million available under our unsecured credit facility. In April 2013, we received the funding of our Notes with net proceeds of $149.3 million, as described in more detail below. The $7.6 million of cash, cash equivalents and investments at March 31 2013, was made up of:

•	$4.1 million in cash;

•	$1.0 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound;

•	$2.5 million invested in short-term investments, comprised of certificates of deposit investments.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities	$11,621	$37,664
Cash Flows from Investing Activities	$(39,552)	$(50,480)
Cash Flows from Financing Activities	$(577)	$(449)

Operating Activities
Total cash provided by operating activities decreased by $26.0 million in the first quarter of 2013 compared with the first quarter of 2012. Inventory increased $13.0 million as we produced more than we sold during the first quarter of 2013, which decreased our operating cash flows. In addition, we experienced an increase of $6.0 million in accounts payable and accrued liabilities.
Investing Activities
Total cash used in investing activities decreased in the first quarter of 2013 compared to the first quarter of 2012 due to a decrease in the purchases of short-term investments. We continue to fund our increased activity associated with investments in property, plant, and equipment, mineral properties and development costs from our operations with $61.1 million invested in the first quarter of 2013 compared with $38.5 million in the first quarter of 2012.
Financing Activities
We did not have any significant financing activities in the first quarter of 2013 or 2012.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by our material subsidiaries and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of March 31, 2013.
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
Unsecured Senior Notes
In April 2013, we issued $150 million aggregate principal amount of the Notes pursuant to a note purchase agreement entered into in August 2012. We received proceeds of $149.3 million, net of offering expenses. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. Interest on the Notes accrues from April 16, 2013, and will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013.
Contractual Obligations
As of March 31, 2013, we had contractual obligations totaling $98.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	Q2-Q4 2013	2014	2015	2016	2017	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$11,740	$1,828	$2,261	$1,889	$1,773	$1,722	$2,267
Purchase commitments(2)	18,365	18,365	—	—	—	—	—
Natural gas purchase commitments(3)	3,798	3,798	—	—	—	—	—
Pension obligations(4)	2,036	2,036	—	—	—	—	—
Asset retirement obligation(5)	53,016	1,187	4,523	3,122	—	—	44,184
Minimum royalty payments(6)	9,408	294	392	392	392	392	7,546
Total	$98,363	$27,508	$7,176	$5,403	$2,165	$2,114	$53,997

(1)	Includes all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.02 to $0.13, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
We terminated our obligations under the Pension Plan, and our remaining liability was funded in April 2013. In the second quarter of 2013, we will recognize additional expense of approximately $1.9 million on termination of the Pension Plan in an amount equal to the difference between the final amount funded and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.

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
Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2013, and 2012
Net Sales
Net sales of potash decreased $19.7 million, or 20%, from $97.0 million for the three months ended March 31, 2012, to $77.3 million for the three months ended March 31, 2013. This decrease was primarily the result of a decrease in the average net realized sales price of potash by $60 per ton, or 13%, in addition to a 9% decrease in sales volumes of potash in the comparable period. During the first quarter of 2013, our sales were impacted by the timing of the spring application season as discussed above. Comparatively, the spring application season began slightly earlier in the first quarter of 2012, which allowed for an earlier spring planting season.
Net sales of Trio® increased from $8.5 million for the three months ended March 31, 2012, to $13.8 million for the three months ended March 31, 2013, due to a 39% increase in the volume of sales in addition to a 16% increase in the average net realized sales price. We continue to see strong demand for all sizes of our Trio® product. Trio® domestic pricing has historically tended to move in a relatively close relationship to potash, although, over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate from this specialty product has translated into higher prices despite sequentially lower potash prices during the same period.
Our production volume of potash in the first quarter of 2013 was 222,000 tons, or 4,000 tons more than in the first quarter of 2012, primarily due to the results of our long-term improvement plan at our East facility, offset by lower production at our Utah facilities due to cold weather in January 2013. Furthermore, our Trio® production increased 16,000 tons or 53% in the first quarter of 2013 as we continue to progress with operating our East facility more effectively and efficiently.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended March 31,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$53.8	$60.6	$(6.8)	(11)%
Cost per ton of potash sold(1)	$236	$256	$(20)	(8)%
Cost per ton of Trio® sold(2)	$252	$297	$(45)	(15)%

(1)	Depreciation and depletion expense for potash was $8.5 million and $9.0 million in the first quarter of 2013 and 2012, respectively, which equates to $46 and $44 on a per ton basis.

(2)	Depreciation and depletion expense for Trio® was $2.1 million and $1.7 million in the first quarter of 2013 and 2012, respectively, which equates to $54 and $61 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased $20 per ton, or 8%, from $256 per ton for the three months ended March 31, 2012, to $236 per ton for the three months ended March 31, 2013. We experienced higher cash operating cost of goods sold per ton for the first quarter of 2012, as operating time and plant availability at our East mine was negatively impacted by the production challenges that we had at this facility. Our long-term improvement plan at our East facility has resulted in less down time. As a result, our per ton carrying value of inventory at the East facility in 2013 was lower than we experienced in 2012.

Total cost of goods sold of Trio® decreased $45 per ton, or 15%, from $297 per ton for the three months ended March 31, 2012, to $252 per ton for the three months ended March 31, 2013. This decrease in cost of goods sold on a per ton basis largely resulted from the higher production volumes in the first quarter of 2013 over which production costs are allocated. As a result, our per ton production costs decreased in the first quarter of 2013 over those in the first quarter of 2012.
In total, our cost of goods sold decreased $6.8 million, or 11%, from $60.6 million in the three months ended March 31, 2012, to $53.8 million in the three months ended March 31, 2013. This decrease is primarily due to a decrease in the number of tons sold. Our solid production results decreased our per ton production costs, despite increases in labor costs, electricity and operating supplies.
On a comparative basis and within our production costs, depreciation and depletion increased $2.7 million, or 26%, during the first quarter of 2013 as a result of the significant capital investments being brought on line over the last two years. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines, as well as investment capital that is designed to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $1.2 million in the first quarter of 2013, as compared to the first quarter of 2012. The change represents a 14% increase from $8.3 million for the three months ended March 31, 2012, to $9.5 million for the three months ended March 31, 2013. This increase was primarily due to higher labor and benefit costs in the first quarter of 2013 as a result of additional headcount as we hired additional professional staff to support our level of process improvements and general administrative support.
Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2012, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2012.
Recent Accounting Pronouncements
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2012, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2013, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Protests of Applications for Permits to Drill (“APDs”)
From time to time, and depending on location and potential impact, Intrepid protests APDs in the Designated Potash Area, in southeastern New Mexico, submitted by various oil and gas operators. These protests are submitted to the applicable state or federal agency. Certain of these APDs may be located on or directly impact our state or federal potash leases or pending lease applications. There can be no assurance that our protests will result in the denial of the APDs and, if these APDs are granted and we are not successful in any appeal thereof, wells drilled under these APDs could potentially interfere with our ability to mine potash deposits under lease to Intrepid or that Intrepid seeks to lease.
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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. These risks include all of the material risks known to us; however additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2013, through January 31, 2013	–	–	–	N/A
February 1, 2013, through February 28, 2013	28,738	$20.07	–	N/A
March 1, 2013, through March 31, 2013	–	–	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health, and to comply with safety- and health-based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with regulators to identify and implement promising new accident prevention techniques and practices.
Our mining operations are subject to regulation by the Mine Safety and Health Administration ("MSHA"), the Occupational Health and Safety Administration, and related state regulatory bodies. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning MSHA mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 1, 2013	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: May 1, 2013	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2013	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Employment Agreement dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III. (1)+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

99.1	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

(1)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on February 19, 2013.

*	Filed herewith.

**	Furnished herewith.

+	Management contract.