Form 10-Q
period 2013-06-30
Intrepid Potash, Inc.
filed 2013-08-01
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2013, the registrant had 75,768,303 shares of common stock, par value $0.001, outstanding (including 373,926 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$47,797	$33,619
Short-term investments	37,419	24,128
Accounts receivable:
Trade, net	35,822	31,508
Other receivables	10,616	9,122
Refundable income taxes	3,381	3,306
Inventory, net	70,775	53,275
Prepaid expenses and other current assets	3,935	5,393
Current deferred tax asset	4,138	2,005
Total current assets	213,883	162,356

Property, plant, and equipment, net of accumulated depreciation
of $167,713 and $142,137, respectively	616,226	543,169
Mineral properties and development costs, net of accumulated
depletion of $12,096 and $11,060, respectively	123,764	94,096
Long-term parts inventory, net	11,306	10,208
Long-term investments	44,205	—
Other assets	4,106	4,246
Non-current deferred tax asset	162,766	180,548
Total Assets	$1,176,256	$994,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$19,471	$19,431
Related parties	127	203
Accrued liabilities	37,311	32,496
Accrued employee compensation and benefits	8,416	11,680
Other current liabilities	2,202	3,578
Total current liabilities	67,527	67,388

Long-term debt	150,000	—
Asset retirement obligation	20,321	19,344
Other non-current liabilities	3,088	2,155
Total Liabilities	240,936	88,887

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,394,377 and 75,312,805 shares
outstanding at June 30, 2013, and December 31, 2012, respectively	75	75
Additional paid-in capital	570,244	568,375
Accumulated other comprehensive loss	(250)	(1,729)
Retained earnings	365,251	339,015
Total Stockholders' Equity	935,320	905,736
Total Liabilities and Stockholders' Equity	$1,176,256	$994,623
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$92,680	$98,784	$191,937	$211,027
Less:
Freight costs	6,526	4,823	14,623	11,585
Warehousing and handling costs	3,094	3,005	6,673	6,369
Cost of goods sold	55,003	51,064	108,776	111,645
Other	4	(3)	12	327
Gross Margin	28,053	39,895	61,853	81,101

Selling and administrative	8,639	8,710	18,131	16,967
Accretion of asset retirement obligation	374	181	749	362
Other (income) expense	(1,340)	85	(1,169)	57
Operating Income	20,380	30,919	44,142	63,715

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses, net	(219)	(215)	(432)	(468)
Interest income	163	526	215	1,039
Other (expense) income	(1,836)	95	(1,820)	278
Income Before Income Taxes	18,488	31,325	42,105	64,564

Income Tax Expense	(7,171)	(12,312)	(15,869)	(24,925)
Net Income	$11,317	$19,013	$26,236	$39,639

Weighted Average Shares Outstanding:
Basic	75,383,108	75,279,074	75,361,951	75,253,230
Diluted	75,399,566	75,308,472	75,396,164	75,312,773
Earnings Per Share:
Basic	$0.15	$0.25	$0.35	$0.53
Diluted	$0.15	$0.25	$0.35	$0.53
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$11,317	$19,013	$26,236	$39,639
Other Comprehensive Income:
Pension liability adjustment (net of tax effect of $1,087, $26, $1,116, and $52, respectively)	1,657	38	1,700	77
Unrealized loss on investments available for sale (net of tax effect of $155, $0, $137, and $0, respectively)	(250)	—	(221)	—
Other Comprehensive Income	1,407	38	1,479	77
Comprehensive Income	$12,724	$19,051	$27,715	$39,716

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	75,312,805	$75	$568,375	$(1,729)	$339,015	$905,736
Pension liability adjustment	—	—	—	1,700	—	1,700
Unrealized gain on investments available for sale				(221)		(221)
Net income	—	—	—	—	26,236	26,236
Stock-based compensation	—	—	2,677	—	—	2,677
Change in excess income tax benefit from stock- based compensation	—	—	(231)	—	—	(231)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	81,572	—	(577)	—	—	(577)
Balance, June 30, 2013	75,394,377	$75	$570,244	$(250)	$365,251	$935,320

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$26,236	$39,639
Deferred income taxes	15,526	21,483
Items not affecting cash:
Depreciation, depletion, and accretion	28,479	22,632
Stock-based compensation	2,677	2,705
Unrealized derivative gain	—	(497)
Other	1,361	1,985
Changes in operating assets and liabilities:
Trade accounts receivable	(4,314)	(2,643)
Other receivables	(1,492)	(2,193)
Refundable income taxes	(76)	2,778
Inventory	(18,598)	(1,407)
Prepaid expenses and other assets	1,492	1,927
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,405)	12,950
Other liabilities	(442)	(481)
Net cash provided by operating activities	47,444	98,878

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(94,502)	(75,769)
Additions to mineral properties and development costs	(29,257)	(11,406)
Purchases of investments	(80,234)	(65,634)
Proceeds from investments	21,839	48,337
Other	68	2
Net cash used in investing activities	(182,086)	(104,470)

Cash Flows from Financing Activities:
Proceeds from long-term debt	150,000	—
Debt issuance costs	(603)	—
Employee tax withholding paid for restricted stock upon vesting	(577)	(746)
Excess income tax benefit from stock-based compensation	—	(191)
Net cash provided by (used in) financing activities	148,820	(937)

Net Change in Cash and Cash Equivalents	14,178	(6,529)
Cash and Cash Equivalents, beginning of period	33,619	73,372
Cash and Cash Equivalents, end of period	$47,797	$66,843

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $1.2 million of capitalized interest, for the three and six months ended June 30, 2013	$264	$939
Income taxes	$2,302	$890
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$30,916	$23,165

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”) and langbeinite. Langbeinite, which is marketed for sale as Trio®, is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. Intrepid sells potash and Trio® primarily into the agricultural market as a fertilizer. Intrepid also sells these products into the animal feed market as a nutritional supplement and sells potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells. In addition, Intrepid sells by-products including salt, magnesium chloride, and metal recovery salts.
Intrepid owns five active potash production facilities: three in New Mexico, and two in Utah. Intrepid is constructing a sixth production facility, the HB Solar Solution mine, near Carlsbad, New Mexico. Intrepid has placed into service certain assets of the HB Solar Solution mine project, as it is already injecting brine into the production caverns and pumping potassium-rich brine into the majority of the newly constructed solar evaporation ponds.
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
Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and capitalized on assets that are being constructed, drilled, or built or that are otherwise classified as construction in progress.
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
Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. All available-for-sale investments are carried at fair value. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings. Although there are no amounts currently outstanding under Intrepid’s unsecured credit facility, any borrowings that become outstanding would bear interest at a floating rate and therefore be recorded at their estimated fair value.
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
The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended June 30, 2013, and 2012, a weighted average of 172,089 and 142,913 non-vested shares of restricted common stock and 344,162 and 199,138 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended June 30, 2013, and 2012, 3,272 and zero shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the six months ended June 30, 2013, and 2012, a weighted average of 106,201 and 109,809 non-vested shares of restricted common stock and 294,459 and 188,000 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the six months ended June 30, 2013, and 2012, 1,636 and 1,036 shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$11,317	$19,013	$26,236	$39,639

Basic weighted average common shares outstanding	75,383	75,279	75,362	75,253
Add: Dilutive effect of non-vested restricted common stock	11	20	24	43
Add: Dilutive effect of stock options outstanding	—	7	4	16
Add: Dilutive effect of performance units	6	2	6	1
Diluted weighted average common shares outstanding	75,400	75,308	75,396	75,313
Earnings per share:
Basic	$0.15	$0.25	$0.35	$0.53
Diluted	$0.15	$0.25	$0.35	$0.53

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash	$14,941	$6,063
Commercial paper and money market accounts	32,856	27,556
Total cash and cash equivalents	$47,797	$33,619

Corporate bonds	35,159	17,462
Certificates of deposit and time deposits	2,260	6,666
Total short-term investments	$37,419	$24,128

Corporate bonds	$44,205	$—
Total long-term investments	$44,205	$—

Total cash, cash equivalents, and investments	$129,421	$57,747

The following table summarizes the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$79,770	$3	$(409)	$79,364
Total available-for-sale securities	$79,770	$3	$(409)	$79,364

	December 31, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$17,510	$14	$(62)	$17,462
Certificates of deposit and time deposits	166	—	—	166
Total available-for-sale securities	$17,676	$14	$(62)	$17,628
The fair values of Intrepid's investments in corporate bonds are below their respective costs due to recent increases in short-term interest rates. However, Intrepid considers the unrealized losses on these investments to be temporary given Intrepid's current plans to hold the investments. These investments have been classified as available-for-sale as Intrepid sold certain held-to-maturity investments in 2012. For both the three and six months ended June 30, 2013, Intrepid's available-for-sale investments had gross realized gains of approximately $35,000. For both the three and six months ended June 30, 2013, Intrepid recognized gross realized losses of approximately $19,000 on investments classified as available-for-sale. For the three and six months ended June 30, 2012, no investments were classified as available-for-sale.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of June 30, 2013, and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Finished goods product inventory	$40,114	$26,856
In-process mineral inventory	12,600	9,110
Total product inventory	52,714	35,966
Current parts inventory	18,061	17,309
Total current inventory	70,775	53,275
Long-term parts inventory	11,306	10,208
Total inventory	$82,081	$63,483

Parts inventories are shown net of any required reserves. No obsolescence or other reserves were deemed necessary for product or in-process mineral inventory. In conjunction with a lower of weighted average cost or estimated net realizable value assessment of our product inventory as of June 30, 2012, Intrepid recorded an impairment charge of approximately $0.3 million. No impairment charges for product inventory were considered necessary as of June 30, 2013.

Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Buildings and plant	$162,627	$148,989
Machinery and equipment	357,200	334,128
Vehicles	12,196	11,868
Office equipment and improvements	17,967	15,766
Ponds and land improvements	32,092	15,835
Construction in progress	201,559	158,422
Land	298	298
Accumulated depreciation	(167,713)	(142,137)
	$616,226	$543,169

Mineral properties and development costs	$119,875	$74,712
Construction in progress	15,985	30,444
Accumulated depletion	(12,096)	(11,060)
	$123,764	$94,096
Intrepid incurred the following costs for depreciation, depletion, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation	$13,498	$11,005	$26,678	$21,677
Depletion	466	190	1,052	593
Accretion	374	181	749	362
Total incurred	$14,338	$11,376	$28,479	$22,632

Note 7	— DEBT
Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million with a five-year term through August 2016. The facility is unsecured and is guaranteed by certain material subsidiaries of Intrepid, as defined in the agreement governing the facility. There were no amounts outstanding under the facility as of June 30, 2013, or December 31, 2012.
Unsecured Senior Notes—In April 2013, Intrepid issued $150 million aggregate principal amount of unsecured senior notes ("the Notes") pursuant to a note purchase agreement entered into in August 2012. Intrepid received proceeds of $149.3 million, net of offering costs. The Notes consist of the following series:

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
Interest on the Notes began accruing on April 16, 2013, the date the Notes were issued. Interest will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013. Interest expense will be recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the three months ended June 30, 2013, and 2012, of $1.4 million and $0.2 million, respectively. Intrepid incurred gross interest expense for the six months ended June 30, 2013, and 2012, of $1.6 million and $0.5 million, respectively. Intrepid capitalized $1.2 million of interest during the three and six months ended June 30, 2013. Intrepid had no capitalized interest in the three and six months ended June 30, 2012.

Note 8	— ASSET RETIREMENT OBLIGATION
Intrepid recognizes an estimated liability for future costs associated with the abandonment and reclamation of its mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Intrepid’s asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount Intrepid’s abandonment liabilities range from 6.9% to 8.5%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment or reclamation of mines.
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset retirement obligation, at beginning of period	$21,114	$9,616	$20,579	$9,708
Liabilities settled	(104)	—	(128)	(273)
Liabilities incurred	148	—	332	—
Changes in estimated obligations	—	439	—	439
Accretion of discount	374	181	749	362
Total asset retirement obligation, at end of period	$21,532	$10,236	$21,532	$10,236
The current portion of asset retirement obligations of $1.2 million was included in "Other" current liabilities on the condensed consolidated balance sheets as of June 30, 2013, and December 31, 2012. The undiscounted amount of asset retirement obligation is $53.5 million as of June 30, 2013, of which Intrepid estimates approximately $8.8 million in payments may occur in the next five years.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders have adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of June 30, 2013, the following awards were outstanding under the plan: 375,137 shares of non-vested restricted shares of common stock; 97,367 non-vested performance units representing shares of common stock; and options to purchase 343,391 shares of common stock. As of June 30, 2013, approximately 3.6 million shares of common stock remained available for issuance under the Plan.
Common Stock—On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") approves the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s annual stockholders’ meeting for the following year. These shares of common stock were granted without restrictions and vested immediately.

Non-vested Restricted Shares of Common Stock—Under the Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted shares of common stock provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares of common stock lapse, and the shares are considered issued and outstanding.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.9 million and $1.0 million for the three months ended June 30, 2013, and 2012. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.7 million and $1.9 million for the six months ended June 30, 2013, and 2012. These amounts are net of estimated forfeiture adjustments. As of June 30, 2013, there was $6.9 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2015.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the six months ended June 30, 2013, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	240,757	$26.04
Granted	235,490	$19.25
Vested	(88,186)	$27.12
Forfeited	(12,924)	$22.17
Non-vested restricted shares of common stock, end of period	375,137	$21.65

Performance Units—Since 2012, the Compensation Committee has granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance conditions are based on tons of potash and Trio® produced, and the market conditions are based on Intrepid's stock performance relative to a peer group and a broad market index. As of June 30, 2013, the maximum number of shares of common stock that may be issued, pending satisfaction of the operational performance or market condition and continued employment is 97,367 shares of common stock. These performance shares are subject to vesting conditions that provided for issuance over a three-year period assuming continued employment by the individual grantees through the vesting dates. For the three months ended June 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.3 million and $0.1 million, respectively. As of June 30, 2013, there was $1.0 million of total remaining unrecognized compensation expense related to unvested performance units that will be expensed through 2015.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to Intrepid’s executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over three years. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.

For the three months ended June 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.3 million and $0.7 million, respectively. As of June 30, 2013, there was $0.4 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013 and 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.”
A summary of Intrepid’s stock option activity for the three months ended June 30, 2013, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	343,391	$26.23	$—	6.3	$13.11

Vested or expected to vest, end
of period	341,622	$26.18	$—	6.3	$13.07

Exercisable non-qualified
stock options, end of period	312,828	$25.31	$—	6.1	$12.48

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Intrepid’s effective tax rate was 38.8% and 39.3% for the three months ended June 30, 2013, and 2012, respectively. Intrepid’s effective tax rate was 37.7% and 38.6% for the six months ended June 30, 2013, and 2012, respectively. Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated domestic production activities deduction. A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current portion of income tax expense	$26	$1,062	$343	$3,684
Deferred portion of income tax expense	7,145	11,250	15,526	21,241
Total income tax expense	$7,171	$12,312	$15,869	$24,925

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of Intrepid's business and the states in which Intrepid has a taxable relationship. This creates fluctuations in the value of Intrepid's net deferred tax asset. In April 2013, the state of New Mexico lowered its corporate income tax rate pursuant to a schedule that goes into effect over the next five years. Intrepid has estimated that the lower state income tax rates will result in a relatively lower future income tax expense. As a result, Intrepid recorded additional deferred state income tax expense of $1.3 million in the three months ended June 30, 2013, as its deferred tax asset has decreased in value. The actual timing for the use of the deferred income tax asset will be based on the actual taxable income earned over future periods and will likely be different from the current estimate.

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
Reclamation Deposits, Surety Bonds, and Sinking Fund—As of June 30, 2013, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” non-current assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of June 30, 2013. Intrepid has established a legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms of up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2013
Three months ended June 30, 2013	$1,115
Six months ended June 30, 2013	$2,024

2012
Three months ended June 30, 2012	$945
Six months ended June 30, 2012	$1,781

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
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
Natural Gas—From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid had no natural gas derivative contracts outstanding at June 30, 2013.
Interest Rates—Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure on outstanding debt through the use of interest rate derivative contracts, as required by its credit agreement. Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering and, in the year ended December 31, 2012, settled in the ordinary course of business its positions in the derivative financial instruments also assumed from its predecessor.
Intrepid did not have any derivative instruments outstanding during the first six months of 2013. The table below presents the amounts of gain or (loss) recognized in income on derivatives affecting the condensed consolidated statement of operations for the periods presented in 2012 (amounts in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Derivatives not designated as hedging instruments
Interest rate contracts:
Realized loss	Interest expense	$(276)	$(541)
Unrealized gain	Interest expense	273	497
Total loss	Interest expense	$(3)	$(44)
Please see Note 13 — Fair Value for a description of how the above financial instruments were valued.

Note 13	— FAIR VALUE
Assets Measured at Fair Value—Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2013, and December 31, 2012 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$79,364	$—	$79,364	$—

		Fair Value at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$17,462	$—	$17,462	$—
Certificate of deposit	$166	$—	$166	$—

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
The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While Intrepid believes that the valuation methods used are appropriate and consistent with the requirements of ASC Topic 820 and the methods used by other marketplace participants, Intrepid recognizes that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.
Financial Instruments—The carrying values and fair values of our financial instruments as of June 30, 2013, and December 31, 2012, are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$47,797	$47,797	$33,619	$33,619
Certificate of deposits	$2,260	$2,260	$6,666	$6,666
Accounts receivable	$46,438	$46,438	$40,630	$40,630
Refundable income taxes	$3,381	$3,381	$3,306	$3,306
Accounts payable	$19,598	$19,598	$19,634	$19,634
Long-term debt	$150,000	$144,559	$—	$—

For cash and cash equivalents, certificate of deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

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
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan. After receiving the necessary regulatory approvals, plan amendments, and participant settlement elections, Intrepid funded $2.0 million to settle all Pension Plan liabilities in April 2013. Upon funding, Intrepid was released from any further obligations under the Pension Plan. Accordingly, Intrepid recorded the additional expense of approximately $1.9 million to reflect the termination of the Pension Plan in the three months ended June 30, 2013. This amount is recorded as "Other expense" in the condensed consolidated statement of operations and represents the difference between the final amount funded and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income. The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Interest cost	$7	$23	$28	$46
Amortization of prior service cost	(1)	(4)	(5)	(8)
Amortization of actuarial loss	25	61	100	122
Settlement loss	2,928	—	2,928	—
Net period benefit cost	$2,959	$80	$3,051	$160

Note 15	— RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Intrepid's Accumulated Other Comprehensive Income, net of tax, as of June 30, 2013, were as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance as of December 31, 2012	$(29)	$(1,700)	$(1,729)
Other comprehensive income before reclassifications	(241)	—	(241)
Amounts reclassified from accumulated other comprehensive income	20	1,700	1,720
Net current-period other comprehensive income	$(221)	$1,700	$1,479
Balance as of June 30, 2013	$(250)	$—	$(250)

The effects on net income of amounts reclassified from Accumulated Other Comprehensive Income for six months ended June 30, 2013, were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Condensed Consolidated Statement of Operations
Unrealized losses on available-for-sale securities	$33	Other (expense) income
Total before tax	33
Tax expense (benefit)	(13)
Net of tax	$20
Pension liability adjustment
Amortization of prior service cost and actuarial loss	$71	Selling and administrative
Termination of pension plan expense	2,744	Other (expense) income
Total before tax	2,815
Tax expense (benefit)	(1,115)
Net of tax	$1,700
Total reclassification for the period, net of tax	$1,720

Note 16	— RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, Intrepid received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consists of items for which Intrepid made compensating tax payments on behalf of vendors, as well as compensating tax payments on construction-related and service items during a period when the law was deemed unconstitutional. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, Intrepid recorded $1.7 million of income, which is reflected in "Other operating expense (income)" in the condensed consolidated statement of operations for the three months ended June 30, 2013.

Note 17	— RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on Intrepid's consolidated financial position, results of operations, or cash flows.
In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance prescribes the balance sheet presentation of unrecognized tax benefits relating to net operating loss carryforwards or similar items. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. Intrepid does not anticipate a material impact on its consolidated financial statements upon adoption.

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

•
the costs of, and our ability to successfully construct, commission and execute, any of our strategic projects, including the development of our HB Solar Solution mine, the further development of our langbeinite recovery and granulation assets, our North granulation plant, and our Moab cavern systems

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

•
the other risks and uncertainties described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our subsequent Quarterly Reports on Form 10-Q.

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.2% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% - 3% of total cost of goods sold in each of the last three fiscal years.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. Each of our operating facilities supplies these markets. Additionally, we have the capability to supply customers from our different locations due to the relatively homogeneous nature of our products. The flexibility to compact a greater percentage of our production in granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our production to more closely align with the specific markets, thereby decreasing our dependence on sales of any one particular size of potash.
Our sales of potash tend to focus on agricultural areas, feed manufacturers in the central and western United States, and oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, in the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements. We centrally manage our sales and marketing operations, including our freight and logistics planning. This allows us to evaluate the product needs of our customers and then determine which of our production facilities can be used to fill customer orders, all with the goal of realizing the highest average net realized sales price for our potash.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”). We have an additional solar solution mine that is under construction in Carlsbad, New Mexico, called the HB Solar Solution mine. We have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including 200,000 tons of designed productive capacity for the HB Solar Solution mine, and approximately 240,000 tons of langbeinite, based on current design; however, we are not yet producing at these levels. Actual production is affected by operating rates, recoveries, mining rates, ore grade, precipitation, evaporation rates at our solar solution operations, and the amount of development work that we perform. Therefore, our production results tend to be lower than our productive capacity. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include one or more of the following: additional solution mining activities; improved recovery methods on existing ore; investments to extend the life of our solar solution mining assets; and potential acceleration of the development of reserves using the North mine infrastructure, which was operated as a traditional underground mine until the early 1980s.
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
• Potash demand. We sold 184,000 tons of potash in the second quarter of both 2013 and 2012. While the volumes sold in each period are similar, the characteristics of the spring seasons were quite different. The persistent wet weather in 2013 across much of the Midwestern growing area of the United States compressed the spring planting season in the second quarter of 2013, limiting the amount of potash that was applied in this area. In contrast, the 2012 spring season was accelerated by the unseasonable warm weather in the previous fall and winter, which allowed farmers to apply fertilizer later in the field preparation season and prior to much of the normal spring application window, thereby increasing 2012 spring demand. We expect to see solid potash demand during the second half of 2013 when we expect farmers to be active with fall fertilizer applications in an effort to replenish nutrients after the limited applications that occurred in some areas of the country in the spring. In addition, the outlook for farmer economics in 2013 continues to be favorable with tight grain stocks and supportive grain prices making fertilizer inputs a small component of total input costs for a farmer.

The specific month in which farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. In addition, potash demand is significantly influenced by dealer storage volumes and the marketing programs of potash retailers. The combination of these items results in recurring variability in potash sales and shipments from our production facilities, thereby increasing volatility of sales volumes from quarter to quarter.
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $402 per ton in the second quarter of 2013 from $465 per ton in the second quarter of 2012. This decrease was due to the continued downward pressure on potash prices partially caused by concern around increased global potash supply and higher-than-average North American producer inventory levels. Uncertainty around global potash sales levels, especially into large international markets such as China and India, also puts pressure on domestic potash prices. It is possible the announcement by Uralkali to exit the Belarusian Potash Company ("BPC") marketing organization discussed below will further pressure potash prices. These pressures and the ongoing uncertainty in the world economy continue to cloud the long-term global potash market. Recently, several of the large North American producers with significant brownfield expansions have publicly announced curtailed production. Prior to Uralkali's announcement, certain potash producers had announced plans to cancel greenfield projects and the additional potential price pressure from Uralkali's announcement is expected to be the catalyst for further delays or cancellations of other competitors' expansion projects. Although North American potash inventory levels remain above the 5-year average, inventory levels have been decreasing since October 2012. Further, the larger North American potash producers announced a summer fill program. This summer fill program pricing was announced at approximately $20 to $25 per ton lower than pricing during the 2013 spring application season.
• Trio® prices and demand. The average net realized sales price of Trio® increased to $359 per ton in the second quarter of 2013 from $322 per ton in the second quarter of 2012. We continue to have strong demand for our granular-sized Trio® product. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing, although, over the last year, dealers' and farmers' recognition of the benefits of this low chloride product, coupled with the added value of magnesium and sulfate from this specialty product has translated into higher prices despite sequentially lower potash prices. Demand in excess of production, particularly for our granular-sized Trio®, has also been supportive of Trio® pricing. Standard-sized Trio® demand has been less predictable and we expect to experience some softening in standard-sized Trio® demand as sulfate and potassium pricing has softened recently. If potash prices continue to experience price pressure, particularly in light of the Uralkali announcement, we expect to see directional impact on Trio®pricing as well.
• Major Capital Projects. We are making significant progress on the construction of the HB Solar Solution mine. We have completed all of the drilling activities associated with the injection and extraction wells and pipelines that were contemplated in the initial design. Construction of the solar evaporation ponds is nearly complete, and we continue to pump potash-enriched brine into the majority of the completed evaporation ponds. Injection of brine into the mines and subsequent extraction of the enriched brines to fill the evaporation ponds are the key elements required before potash inventory begins to accumulate in the evaporation ponds prior to the harvest seasons. In addition, the construction of the processing plant continues to progress as scheduled and is expected to be completed in the fourth quarter of 2013. The total expected investment for the project is between $225 million and $245 million, of which $176.5 million had been invested as of June 30, 2013.
The construction of the new North compaction facility is also progressing with $84.2 million of the expected $90 million to $95 million invested as of June 30, 2013. Based on progress to date and our estimate of what is required for completion, we lowered the capital estimate for this project by approximately $5 million. The majority of the construction work for two of the three compactor lines is complete and these two lines have commenced initial commissioning activities. The delivery of the third compactor line in early 2014 will determine the timing for bringing the final phase into service. This new facility expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West mine. The new facility will use state-of-the-art equipment providing us the tools to provide high quality granular production.
There are several ongoing projects at the West facility with total expected investment of approximately $35 million to $45 million, with $13 million invested through June 30, 2013. The projects underway at the West facility, some of which began in 2012, are intended not only to sustain, but also increase, production through improvements in throughput and recovery rates as we transition into different ore zones within our long life reserves. These projects address the lower recoveries experienced at the West facility during the second quarter 2013 and are expected to increase the throughput of the facility. Intrepid has made ongoing improvements to the West facility since its acquisition and this next phase of improvements is expected to increase capacity to nearly double throughput from the plant's original design.

The majority of these projects are expected to be completed by early 2014. There is a level of coordination among the projects at West and the North compaction facility that will cause some interruptions in production during the third and fourth quarters.
• Operating efficiencies at the East facility. We have dedicated significant resources to the long-term improvement plan that we implemented in the beginning of 2012 to address production challenges at the East facility. Execution of the long-term improvement plan is expected to continue throughout 2013. We have seen steady and measurable improvement as we execute the plan. Our potash production at the East facility increased each quarter in 2012 and has approximated historical production rates in the first half of 2013. More recently, in the second quarter of 2013, our langbeinite production level increased to 50,000 tons, representing the highest quarterly production level in over two years. We expect langbeinite production levels in 2013 to be greater than those in 2012, as a result of the improvement plan. The benefit of this increased productivity is directly reflected in the improved profitability associated with Trio® with average Trio® gross margin improving to $101 per ton in the second quarter of 2013 compared to $27 per ton in the same period in 2012.
• Uralkali Announcement. On July 30, 2013, Uralkali announced it was exiting the BPC marketing organization, and intends to market its potash production independently. There were reports that Uralkali was offering tons at a significant discount to current pricing. This event is expected to apply additional pressure on potash prices in our markets, although the impact on our average net realized sales price is uncertain at this time.
Selected Operating and Financial Data
The following tables present selected operations data for the periods noted. Analysis of the details of this information is contained throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

			Change
	Three Months Ended June 30,		Between
	2013	2012	Periods	% Change
Production volume (in thousands of tons):
Potash	182	170	12	7%
Langbeinite	50	33	17	52%
Sales volume (in thousands of tons):
Potash	184	184	—	—%
Trio®	35	26	9	35%

Gross sales (in thousands):
Potash	$78,195	$88,755	$(10,560)	(12)%
Trio®	14,485	10,029	4,456	44%
Total	92,680	98,784	(6,104)	(6)%
Freight costs (in thousands):
Potash	4,351	3,291	1,060	32%
Trio®	2,175	1,532	643	42%
Total	6,526	4,823	1,703	35%
Net sales (in thousands):
Potash	73,844	85,464	(11,620)	(14)%
Trio®	12,310	8,497	3,813	45%
Total	$86,154	$93,961	$(7,807)	(8)%

Potash statistics (per ton):
Average net realized sales price	$402	$465	$(63)	(14)%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	186	178	8	4%
Depreciation and depletion	50	42	8	19%
Royalties	18	17	1	6%
Total potash cost of goods sold	$254	$237	$17	7%
Warehousing and handling costs	14	14	—	—%
Average potash gross margin	$134	$214	$(80)	(37)%

Trio® statistics (per ton):
Average net realized sales price	$359	$322	$37	11%
Cash operating cost of goods sold (exclusive of items shown separately below)	177	206	(29)	(14)%
Depreciation and depletion	48	58	(10)	(17)%
Royalties	18	16	2	13%
Total Trio® cost of goods sold	$243	$280	$(37)	(13)%
Warehousing and handling costs	15	15	—	—%
Average Trio® gross margin	$101	$27	$74	274%

*
On a per ton basis, by-product credits were $7 and $6 for the three months ended June 30, 2013, and 2012, respectively. By-product credits were $1.3 million and $1.2 million for the three months ended June 30, 2013, and 2012, respectively.

			Change
	Six Months Ended June 30,		Between
	2013	2012	Periods	% Change
Production volume (in thousands of tons):
Potash	404	388	16	4%
Langbeinite	96	63	33	52%
Sales volume (in thousands of tons):
Potash	369	387	(18)	(5)%
Trio®	74	55	19	35%

Gross sales (in thousands):
Potash	$160,973	$190,513	$(29,540)	(16)%
Trio®	30,964	20,514	10,450	51%
Total	191,937	211,027	(19,090)	(9)%
Freight costs (in thousands):
Potash	9,817	8,086	1,731	21%
Trio®	4,806	3,499	1,307	37%
Total	14,623	11,585	3,038	26%
Net sales (in thousands):
Potash	151,156	182,427	(31,271)	(17)%
Trio®	26,158	17,015	9,143	54%
Total	$177,314	$199,442	$(22,128)	(11)%

Potash statistics (per ton):
Average net realized sales price	$409	$471	$(62)	(13)%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	180	187	(7)	(4)%
Depreciation and depletion	48	43	5	12%
Royalties	17	17	—	—%
Total potash cost of goods sold	$245	$247	$(2)	(1)%
Warehousing and handling costs	15	14	1	7%
Average potash gross margin (exclusive of costs associated with abnormal production)	$149	$210	$(61)	(29)%

Trio® statistics (per ton):
Average net realized sales price	$354	$312	$42	13%
Cash operating cost of goods sold (exclusive of items shown separately below)	179	208	(29)	(14)%
Depreciation and depletion	51	60	(9)	(15)%
Royalties	18	16	2	13%
Total Trio® cost of goods sold	$248	$284	$(36)	(13)%
Warehousing and handling costs	14	14	—	—%
Average Trio® gross margin	$92	$14	$78	557%

*
On a per ton basis, by-product credits were $9 and $8 for the six months ended June 30, 2013, and 2012, respectively. By-product credits were $3.2 million and $3.0 million for the six months ended June 30, 2013, and 2012, respectively.

Results of Operations
Operating Highlights
Net income for the second quarter of 2013 was $11.3 million, or $0.15 per share, generating $35.8 million of cash flows from operations. Net income for the first six months of 2013 was $26.2 million, or $0.35 per share, with cash flows from operations of $47.4 million. During the quarter ended June 30, 2013, we sold 184,000 tons of potash at a net realized sales price of $402 per ton and 35,000 tons of Trio® at a net realized sales price of $359 per ton. During the six months ended June 30, 2013, we sold 369,000 tons of potash at a net realized sales price of $409 per ton and 74,000 tons of Trio® at a net realized sales price of $354 per ton. We made capital investments of $130.7 million in the first six months of 2013, received $149.3 million of net proceeds from the issuance of unsecured senior notes in April 2013, and ended the quarter with $129.4 million of cash and investments. We produced 404,000 tons of potash and 96,000 tons of Trio® in the six months ended June 30, 2013.
Potash
We sold 184,000 tons of potash in the second quarter of both 2013 and 2012. For the first half of 2013, we sold 369,000 tons of potash compared to 387,000 tons in the first half of 2012. Our sales of potash in 2013 were impacted by weather-related conditions, which compressed the spring application and, in some cases, restricted the amount of potash that farmers could apply. In contrast, the 2012 spring planting season occurred largely during the first quarter due to warmer and drier conditions. Our average net realized sales price of potash was $402 per ton in the second quarter of 2013, compared with $465 per ton in the second quarter of 2012. The overall pricing of dry fertilizers, including potash, continued to come under pressure due to the slow spring season and North American inventory levels that were above the 5-year average.
The percentage of our sales in each of the markets we serve stayed relatively consistent from 2012 to 2013. The table below shows our potash sales mix for the three and six months ended June 30, 2013, and 2012. The increase in the percentage of sales into our industrial markets was mainly due to a sale of standard-sized product in the second quarter of 2013 to a new customer; however, the likelihood of subsequent sales to this customer is uncertain.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Agricultural	72%	77%	76%	79%
Industrial	21%	16%	17%	14%
Feed	7%	7%	7%	7%

We continue to focus on increasing the flexibility of our operations to produce the right amount of product for the demands of our specific markets. For example, we have invested in granulation facilities at each of our operations. The flexibility to produce as much granular-sized product as we need is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that, over the past 25 years, domestic potash consumption has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. Continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity. We believe these factors suggest increased domestic potash consumption is possible in the coming years.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency of agricultural soils in North America. In order for the North American farmer to maximize yields, application of higher rates of potash will be necessary in the future. With higher yields resulting from uptake of the remaining potassium in the soil, and less potash applied to the fields during the spring application season, we believe replenishment of potassium in the fall application season will be a greater priority for farmers given current crop economics.
Our production volume of potash in the second quarter of 2013 increased to 182,000 tons, compared to 170,000 tons produced in the second quarter of 2012. This increase was largely driven by higher production at our Moab facility during the second quarter of 2013. This was a result of a more favorable 2012 evaporation season compared to the 2011 evaporation season, which allowed us to harvest potash for a longer period of time in 2013 than we did in 2012. The production increase at Moab was offset by lower production at our West facility primarily due to lower recoveries in 2013 than those experienced in 2012. As discussed above, we are making capital investments at our West facility to return production to historical levels and to grow production through improvements in throughput and recovery rates as we transition to new ore zones within our reserve base. Because our conventionally mined tons have higher unit costs, our cash operating costs of goods sold was $186 per ton for the second quarter of 2013, compared to $178 per ton in the second quarter of 2012. The increase in our cash operating cost of goods sold per ton was primarily due to lower recoveries at our West facility, which resulted in fewer tons over which to allocate production costs. The increases in per ton cash operating costs of goods sold at our West facility were offset by decreases in per ton costs at our East facility, where production benefited from our long-term improvement plan.
Trio®
Our Trio® production levels were higher in the first half of 2013 than they were in the same period in 2012. Our sales of Trio® increased to 35,000 tons in the second quarter of 2013 as compared to 26,000 tons in the second quarter of 2012. Pricing and demand for this specialty product remain strong, particularly for our granular-sized product. We continue to work through the elements of our long-term improvement plan with respect to the pelletization plant which is designed to convert the smaller fine-standard and standard-sized product to a premium pellet. The expected production benefits from our Langbeinite Recovery Improvement Project ("LRIP") are getting closer to the initial design capacity levels for Trio®. The higher production of Trio® and the continuing refinement in our operating practices for the pelletization plant have resulted in an increased inventory of our standard-sized Trio® product. The improved productivity of our Trio® plant has resulted in an improved margin opportunity driven by a lower per unit production cost. For the second quarter of 2013, as compared to the second quarter of 2012, our average Trio® gross margin per ton increased by $74 per ton as our average net realized sales price for Trio® increased by $37 per ton, our cash cost of goods sold for Trio® decreased by $29 per ton and our depreciation decreased by $10 per ton. The decrease in our cash cost of goods sold was the result of producing at higher rates. We remain committed to continuing the long-term improvement plan and optimization work on LRIP to obtain increased recoveries and therefore increased production levels of Trio®.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales, which has an impact on the quarterly results.

	United States	Export
Trio® only
2013
Three months ended June 30, 2013	73%	27%
Six months ended June 30, 2013	70%	30%

2012
Three months ended June 30, 2012	55%	45%
Six months ended June 30, 2012	66%	34%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased $15 per ton in the second quarter of 2013 from the first quarter of 2013 due to lower spring pricing levels established by the North American potash producers and competitive pricing on the Mississippi river system for potash imported into North America. This was partially driven in response to global potash demand and higher than normal North American inventory levels carried by producers. With the larger North American potash producers announced summer fill program of approximately $20 to $25 per ton reduction in price, pricing in the second half of 2013 is expected to decrease from the first half of 2013. The Uralkali announcement discussed above is expected to further pressure potash prices.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of this product, demand for the product has grown and we have enjoyed a higher market price through 2012 and into 2013. This recognition has resulted in pricing that more closely reflects the agronomic value of the delivered nutrients.

The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2012 and into 2013.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
June 30, 2013	$402	$359
March 31, 2013	$417	$351
December 31, 2012	$434	$347
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been increasing and the market has demanded that both producers and wholesale buyers of potash share in these increases, thereby negatively influencing our net realized sales prices. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the net sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We intend to operate our facilities at full production levels, which provide the greatest operating efficiencies. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in mine development, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is processed through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that is mined at any particular time influences the amount of tons of potash and Trio® ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2013, our average royalty rate was 4.5% and 4.3%, respectively. For each of the three and six months ended June 30, 2012, our average royalty rate was 3.8%. We expect that future average royalty rates will increase as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the three and six months ending June 30, 2013, our effective income tax rate was 38.8%, and 37.7%, respectively. For the three and six months ending June 30, 2012, our effective income tax rate was 39.3%, and 38.6%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2013, the total tax expense was $7.2 million and $15.9 million, respectively. Total tax expense for the three months ended June 30, 2013, was comprised of $26,000 of current income tax expense and $7.2 million of deferred income tax expense. Total tax expense for the six months ended June 30, 2013, was comprised of $0.4 million of current income tax expense and $15.5 million of deferred income tax expense. For the three and six months ended June 30, 2012, the total tax expense was $12.3 million and $24.9 million, respectively. Total tax expense for the three months ended June 30, 2012, was comprised of $1.1 million of current income tax expense and $11.3 million of deferred income tax expense. Total tax expense for the six months ended June 30, 2012, was comprised of $3.7 million of current income tax expense and $21.2 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impacts of accelerated tax bonus depreciation and the utilization of percentage depletion.
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
In April 2013, the state of New Mexico lowered its corporate income tax rate from 7.6% to 5.9% on a graduated basis through 2018. Accordingly, the estimated state tax rate that we apply to our deferred tax asset will also decrease, which will result in an increase in our deferred state tax provision. Accordingly, during the second quarter of 2013, we increased our deferred state tax provision expense by approximately $1.3 million in response to this state tax rate change. Because this state tax rate comprises a significant portion of our state income tax rate and the rate reduction is phased-in over several years, we will periodically update our assumptions around the timing of our deferred tax asset, and we will record adjustments to our deferred state income tax expense accordingly.
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have developed a capital investment plan at each of our facilities to respond to this anticipated increase in demand. These plans focus on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We expect these investments to grow production capacity and decrease per ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments and we are continuing to increase our granulation capacity for potash. With the completion of several of our larger capital projects, we expect to reduce the amount of money invested in capital projects towards the end of 2013, allowing us to shift our focus to the optimization and efficiencies of our operating facilities and to extract the value from the capital investments made over the last several years.
As we invest in our facilities, we seek to deploy capital while maintaining sufficient liquidity to react strategically to market conditions. In the first six months of 2013, we invested $130.7 million in capital projects. The total capital investment in 2013 is estimated to be between $235 and $285 million. This investment consists of our three largest projects including the expected completion of the construction for the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility, and the drilling program to create the third multi-lateral cavern system in Moab. The actual level of capital investment for the year will ultimately be impacted by the timing of deliveries of equipment and the construction schedule. We expect our 2013 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and the proceeds from the $150 million unsecured senior notes (the "Notes") received in April 2013. We expect that our capital investment will begin to decrease during the fourth quarter.
The following details several of the significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
We are making significant progress on the HB Solar Solution mine. The total expected investment for the project remains between $225 million and $245 million, of which $176.5 million had been invested as of June 30, 2013. We currently expect first production of finished product from the HB Solar Solution mine to occur late in the fourth quarter of 2013 following completion of the production plant. We expect to see a ramp up of production in 2014, with production levels increasing into 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by delays in filling the evaporation ponds, plant construction delays, the timing of critical equipment deliveries, and the impact of weather events or patterns on evaporation seasons.

•
The North compaction project is expected to be completed in phases ahead of the production increases from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. The first two compaction lines are undergoing commissioning and are expected to begin production late in the third quarter of 2013, with the third compaction line completed in early 2014. This project is designed to provide adequate capacity for the increased throughput expected at the West facility and the anticipated production from the HB Solar Solution mine. Total capital investment for the project is expected to be approximately $90 million to $95 million, of which approximately $84.2 million had been invested as of June 30, 2013.

•
We are developing additional solution mining opportunities at our Moab facility. We completed the development of our second horizontal cavern systems in the fourth quarter of 2012 and are now actively engaged in developing a third horizontal cavern system. This represents a capital investment of approximately $20 million to $30 million, of which $11.0 million had been invested as of June 30, 2013. The addition of the new horizontal cavern systems is expected to provide higher extracted brine grades. In addition, we expect that the production from the new cavern systems will not only offset the typical decreasing production profile as other cavern systems are depleted, but allow for incremental production opportunities.

Liquidity and Capital Resources
As of June 30, 2013, we had cash, cash equivalents, and investments of $129.4 million, and we had $250.0 million available under our unsecured credit facility. In April 2013, we received the funding of our Notes with net proceeds of $149.3 million, as described in more detail below. The $129.4 million of cash, cash equivalents and investments at June 30, 2013, was made up of the following:

•	$14.9 million in cash

•	$32.9 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound

•	$37.4 million and $44.2 million invested in short and long-term investments, respectively
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities	$47,444	$98,878
Cash Flows from Investing Activities	$(182,086)	$(104,470)
Cash Flows from Financing Activities	$148,820	$(937)

Operating Activities

Total cash provided by operating activities decreased by $51.4 million in the first six months of 2013 compared with the first six months of 2012 due to lower net income driven primarily by a lower average net realized sales price for potash. In addition, cash provided by operating activities was negatively impacted by an increase in inventory of $17.2 million as we produced more than we sold during the first six months of 2013. We also experienced an increase of $16.4 million in accounts payable and accrued liabilities due to the significant construction activity related to our HB Solar Solution mine and North compaction project.
Investing Activities
Total cash used in investing activities increased in the first six months of 2013 compared to the first six months of 2012 due to an increase in investment purchases and a reduction in the proceeds from the sale of investments. As we invested the net proceeds of the Notes in the second quarter of 2013, our net investment purchases increased by $41.1 million the first six months of 2013 compared to the first six months of 2012. Our construction activity in property, plant and equipment, in addition to mineral properties and development costs, increased $36.6 million in the first six months of 2013 compared to the same period of 2012.
Financing Activities
Total cash provided by financing activities increased in the first six months of 2013 compared with the first six months of 2012 as we received the net proceeds of $149.3 million related to the funding of our Notes in April 2013.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total facility of $250 million. The facility is guaranteed by our material subsidiaries and includes financial covenants requiring a minimum fixed charge coverage ratio and a maximum leverage ratio. The facility has a five-year term through August 2016. The entire amount of the facility was available for use as of June 30, 2013.
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
Unsecured Senior Notes
In April 2013, we received net proceeds of $149.3 million from the issuance of $150 million aggregate principal amount of the Notes pursuant to a note purchase agreement entered into in August 2012. The Notes consist of the following series:

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
Contractual Obligations
As of June 30, 2013, we had contractual obligations totaling $301.0 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year unless otherwise indicated.

	Payments Due By Period
	Total	Q3-Q4 2013	2014	2015	2016	2017	More Than 5 Years
	(In thousands)
Long-term debt(1)	$150,000	$—	$—	$—	$—	$—	$150,000
Fixed rate interest obligations on long-term debt(2)	55,265	2,861	5,723	5,723	5,723	5,723	29,512
Operating lease obligations(3)	13,924	1,351	2,671	2,549	2,158	2,018	3,177
Purchase commitments(4)	15,556	15,556	—	—	—	—	—
Natural gas purchase commitments(5)	2,982	2,563	419	—	—	—	—
Asset retirement obligation(6)	53,494	348	5,258	3,122	—	—	44,766
Minimum royalty payments(7)	9,800	196	392	392	392	392	8,036
Total	$301,021	$22,875	$14,463	$11,786	$8,273	$8,133	$235,491

(1)	Intrepid issued $150 million aggregate principal amount of the Notes on April 16, 2013. The Notes mature in three tranches in 2020, 2023, and 2025.

(2)
Interest on the Notes began accruing on April 16, 2013. Interest will be paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013. Interest expense will be recorded net of any capitalized interest associated with investments in capital projects.

(3)	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(4)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(5)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.02 to $0.13 per MMBtu, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(6)
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

(7)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2013, and 2012
Net Sales
Net sales of potash decreased $11.7 million, or 14%, from $85.5 million for the three months ended June 30, 2012, to $73.8 million for the three months ended June 30, 2013. This decrease was the result of a decrease in the average net realized sales price of potash by $63 per ton, or 14%. During the second quarter of 2013, our sales were impacted by weather-related conditions which compressed the spring planting season compared to 2012 as discussed above.
Net sales of Trio® increased from $8.5 million for the three months ended June 30, 2012, to $12.3 million for the three months ended June 30, 2013, due to a 35% increase in the volume of sales in addition to an 11% increase in the average net realized sales price. We continue to see strong demand for our Trio® product, particularly for our granular-sized product. Trio® domestic pricing has historically tended to move in a relatively close relationship to potash, although, over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate from this specialty product has translated into higher prices despite sequentially lower potash prices during the same period.
Our production volume of potash in the second quarter of 2013 was 182,000 tons, or 12,000 tons more than in the second quarter of 2012, as discussed previously. Our Trio® production increased 17,000 tons, or 52%, in the second quarter of 2013 as we continue to progress with operating our East facility more effectively and efficiently.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended June 30,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$55.0	$51.1	$3.9	8%
Cost per ton of potash sold(1)	$254	$237	$17	7%
Cost per ton of Trio® sold(2)	$243	$280	$(37)	(13)%

(1)	Depreciation and depletion expense for potash was $9.1 million and $7.8 million in the second quarter of 2013 and 2012, respectively, which equates to $50 and $42 on a per ton basis.

(2)	Depreciation and depletion expense for Trio® was $1.7 million and $1.5 million in the second quarter of 2013 and 2012, respectively, which equates to $48 and $58 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $17 per ton, or 7%, from $237 per ton for the three months ended June 30, 2012, to $254 per ton for the three months ended June 30, 2013. We experienced higher cash operating cost of goods sold per ton for the second quarter of 2013 due to increased production costs per ton at our West facility resulting from comparatively lower production levels. Our increased cash cost of goods sold at our West facility were partially offset by lower cash cost of goods sold at our East facility, which resulted from increased total production levels of potash and Trio® at our East facility.
Total cost of goods sold of Trio® decreased $37 per ton, or 13%, from $280 per ton for the three months ended June 30, 2012, to $243 per ton for the three months ended June 30, 2013. This decrease in cost of goods sold on a per ton basis largely resulted from the higher production volumes in the second quarter of 2013 over which production costs are allocated. As a result, our per ton production costs decreased in the second quarter of 2013 over those in the second quarter of 2012.
In total, our cost of goods sold increased $3.9 million, or 8%, from $51.1 million in the three months ended June 30, 2012, to $55.0 million in the three months ended June 30, 2013. This increase is due to more potash tons sold in the second quarter of 2013, as well as higher natural gas, electricity, maintenance, and professional services.
On a comparative basis and within our production costs, depreciation and depletion increased $2.6 million, or 25%, during the second quarter of 2013 as a result of the significant capital investments being brought on line over the last year. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines, as well as investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Income
In the second quarter of 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consists of items for which we made compensating tax payments on behalf of vendors, as well as compensating tax payments on construction-related and service items during a period when the law was deemed unconstitutional. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, we recorded $1.7 million of income, which is reflected in "Other operating expense (income)" in the condensed consolidated statement of operations for the three months ended June 30, 2013.
Other Expense

In April 2013, we funded $2.0 million to settle all pension plan liabilities and recorded an additional expense of approximately $1.9 million to reflect the termination of the pension plan. This amount is recorded as "Other expense" in the condensed consolidated statement of operations for the three months ended June 30, 2013, and represents the difference between the final amount funded, and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.
Results of Operations for the Six Months Ended June 30, 2013, and 2012
Net Sales
Net sales of potash decreased $31.2 million, or 17%, from $182.4 million for the six months ended June 30, 2012, to $151.2 million for the six months ended June 30, 2013. This decrease was primarily the result of a decrease in the average net realized sales price of potash by $62 per ton, or 13%, in addition to a 5% decrease in sales volumes of potash in the comparable period. During the first half of 2013, our sales were impacted by weather-related conditions which caused compression of the spring planting season compared to previous years as discussed above. In comparison, the first quarter of 2012 experienced warmer and drier conditions, which allowed for an earlier start to the 2012 spring planting season.
Net sales of Trio® increased from $17.0 million for the six months ended June 30, 2012, to $26.2 million for the six months ended June 30, 2013, due to a 35% increase in the volume of sales in addition to a 13% increase in the average net realized sales price. We continue to see strong demand for our Trio® product, particularly the granular-sized product. Trio® domestic pricing has historically tended to move in a relatively close relationship to potash, although, over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate from this specialty product has translated into higher prices despite sequentially lower potash prices during the same period.
Our production volume of potash in the first six months of 2013 was 404,000 tons, or 16,000 tons more than in the first six months of 2012, primarily due to the results of our long-term improvement plan at our East facility as well as increased production from our Moab facility, offset by lower production at our West facility due to lower recoveries in 2013 as discussed above. Furthermore, our Trio® production increased 33,000 tons, or 52%, in the first six months of 2013 as we continue to progress with operating our East facility more effectively and efficiently.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Six Months Ended June 30,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$108.8	$111.6	$(2.8)	(3)%
Cost per ton of potash sold(1)	$245	$247	$(2)	(1)%
Cost per ton of Trio® sold(2)	$248	$284	$(36)	(13)%

(1)	Depreciation and depletion expense for potash was $17.6 million and $16.8 million in the first six months of 2013 and 2012, respectively, which equates to $48 and $43 on a per ton basis.

(2)	Depreciation and depletion expense for Trio® was $3.8 million and $3.3 million in the first six months of 2013 and 2012, respectively, which equates to $51 and $60 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased $2 per ton, or 1%, from $247 per ton for the six months ended June 30, 2012, to $245 per ton for the six months ended June 30, 2013. Our long-term improvement plan at our East facility has resulted in less down time, which has resulted in a higher number of tons over which production costs are allocated. This decrease in cost of goods sold from our East facility was partially offset by higher cost of goods sold from our West facility.
Total cost of goods sold of Trio® decreased $36 per ton, or 13%, from $284 per ton for the six months ended June 30, 2012, to $248 per ton for the six months ended June 30, 2013. This decrease in cost of goods sold on a per ton basis largely resulted from the higher production volumes in the first six months of 2013 over which production costs are allocated. As a result, our per ton production costs decreased in the first six months of 2013 over those in the first six months of 2012.

In total, our cost of goods sold decreased $2.8 million, or 3%, from $111.6 million in the six months ended June 30, 2012, to $108.8 million in the six months ended June 30, 2013. This decrease is due to fewer tons of potash sold in the first half of 2013, even though we experienced increases in labor costs, natural gas, electricity, maintenance and professional services.
On a comparative basis and within our production costs, depreciation and depletion increased $5.3 million, or 26%, during the first six months of 2013 as a result of the significant capital investments being brought on line over the last year. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments on a basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines, as well as investment capital that is designed to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $1.1 million in the first six months of 2013, as compared to the first six months of 2012. The change represents a 6% increase from $17.0 million for the six months ended June 30, 2012, to $18.1 million for the six months ended June 30, 2013. This increase was primarily due to higher labor and benefit costs in the first six months of 2013 as a result of additional headcount as we hired additional professional staff to support our level of process improvements and general administrative support.
Other Operating Income
The increase in other operating income was due to the receipt in the second quarter of 2013, of a refund from the State of New Mexico related to a compensating tax, as previously discussed.
Other Expense
Other expense increased due to the settlement of all pension plan liabilities in April of 2013, as previously discussed.
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
In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance prescribes the balance sheet presentation of unrecognized tax benefits relating to net operating loss carryforwards or similar items. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. Intrepid does not anticipate a material impact on its consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2012, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2012.
ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2013, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INTREPID POTASH, INC. (Registrant)

Dated: July 31, 2013	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: July 31, 2013	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: July 31, 2013	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Non-Exclusive Aircraft Dry-Lease Agreement, dated as of January 1, 2013, by and between Intrepid Potash, Inc. and BH Holdings LLC. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

(1)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on June 17, 2013.

*	Filed herewith.

**	Furnished herewith.