Form 10-Q
period 2013-09-30
Intrepid Potash, Inc.
filed 2013-10-31
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2013, the registrant had 75,764,426 shares of common stock, par value $0.001, outstanding (including 370,049 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$10,446	$33,619
Short-term investments	40,655	24,128
Accounts receivable:
Trade, net	25,394	31,508
Other receivables, net	8,368	9,122
Refundable income taxes	4,505	3,306
Inventory, net	88,544	53,275
Prepaid expenses and other current assets	6,776	5,393
Current deferred tax asset	3,803	2,005
Total current assets	188,491	162,356

Property, plant, and equipment, net of accumulated depreciation
of $182,451 and $142,137, respectively	652,172	543,169
Mineral properties and development costs, net of accumulated
depletion of $12,484 and $11,060, respectively	131,993	94,096
Long-term parts inventory, net	12,220	10,208
Long-term investments	29,804	—
Other assets	4,339	4,246
Non-current deferred tax asset	162,205	180,548
Total Assets	$1,181,224	$994,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$21,974	$19,431
Related parties	120	203
Accrued liabilities	35,821	32,496
Accrued employee compensation and benefits	8,950	11,680
Other current liabilities	1,810	3,578
Total current liabilities	68,675	67,388

Long-term debt	150,000	—
Asset retirement obligation	20,715	19,344
Other non-current liabilities	3,083	2,155
Total Liabilities	242,473	88,887

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,394,377 and 75,312,805 shares
outstanding at September 30, 2013, and December 31, 2012, respectively	75	75
Additional paid-in capital	571,449	568,375
Accumulated other comprehensive loss	(50)	(1,729)
Retained earnings	367,277	339,015
Total Stockholders' Equity	938,751	905,736
Total Liabilities and Stockholders' Equity	$1,181,224	$994,623
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$70,569	$129,350	$262,506	$340,377
Less:
Freight costs	5,952	9,699	20,575	21,284
Warehousing and handling costs	2,854	4,234	9,527	10,603
Cost of goods sold	46,780	63,382	155,556	175,027
Lower of cost or market inventory adjustments	2,080	181	2,092	508
Gross Margin	12,903	51,854	74,756	132,955

Selling and administrative	7,921	8,039	26,052	25,006
Accretion of asset retirement obligation	375	181	1,124	543
Other expense	2,921	83	1,752	140
Operating Income	1,686	43,551	45,828	107,266

Other (Expense) Income
Interest expense, including realized and
unrealized derivative gains and losses, net	(248)	(221)	(680)	(689)
Interest income	165	487	380	1,526
Other income (expense)	73	135	(1,747)	413
Income Before Income Taxes	1,676	43,952	43,781	108,516

Income Tax Benefit (Expense)	350	(10,685)	(15,519)	(35,610)
Net Income	$2,026	$33,267	$28,262	$72,906

Weighted Average Shares Outstanding:
Basic	75,394,377	75,298,838	75,372,879	75,268,544
Diluted	75,404,138	75,350,216	75,394,731	75,325,450
Earnings Per Share:
Basic	$0.03	$0.44	$0.37	$0.97
Diluted	$0.03	$0.44	$0.37	$0.97
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$2,026	$33,267	$28,262	$72,906
Other Comprehensive Income:
Pension liability adjustment (net of tax effect of $0, $26, $1,115, and $77, respectively)	—	39	1,700	117
Unrealized loss on investments available for sale (net of tax effect of $(124), $0, $13, and $0, respectively)	200	—	(21)	—
Other Comprehensive Income	200	39	1,679	117
Comprehensive Income	$2,226	$33,306	$29,941	$73,023

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	75,312,805	$75	$568,375	$(1,729)	$339,015	$905,736
Pension liability adjustment	—	—	—	1,700	—	1,700
Unrealized gain on investments available for sale				(21)		(21)
Net income	—	—	—	—	28,262	28,262
Stock-based compensation	—	—	3,881	—	—	3,881
Change in excess income tax benefit from stock- based compensation	—	—	(230)	—	—	(230)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	81,572	—	(577)	—	—	(577)
Balance, September 30, 2013	75,394,377	$75	$571,449	$(50)	$367,277	$938,751

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$28,262	$72,906
Deferred income taxes	16,299	28,588
Items not affecting cash:
Depreciation, depletion, and accretion	44,040	34,727
Stock-based compensation	3,881	3,678
Unrealized derivative gain	—	(769)
Lower of cost or market inventory adjustments	2,092	508
Other	2,112	2,939
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,114	(18,491)
Other receivables, net	757	(2,760)
Refundable income taxes	(1,199)	4,493
Inventory, net	(39,373)	481
Prepaid expenses and other assets	(1,273)	(1,681)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,253	6,716
Other liabilities	(838)	985
Net cash provided by operating activities	62,127	132,320

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(149,415)	(123,054)
Additions to mineral properties and development costs	(36,812)	(36,978)
Purchases of investments	(80,235)	(83,325)
Proceeds from investments	32,663	93,496
Other	108	2
Net cash used in investing activities	(233,691)	(149,859)

Cash Flows from Financing Activities:
Proceeds from long-term debt	150,000	—
Debt issuance costs	(1,032)	(61)
Employee tax withholding paid for restricted stock upon vesting	(577)	(746)
Excess income tax benefit from stock-based compensation	—	55
Proceeds from exercise of stock options	—	34
Net cash provided by (used in) financing activities	148,391	(718)

Net Change in Cash and Cash Equivalents	(23,173)	(18,257)
Cash and Cash Equivalents, beginning of period	33,619	73,372
Cash and Cash Equivalents, end of period	$10,446	$55,115

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, net of $1.4 million and $2.6 million of capitalized interest for the three and nine months ended September 30, 2013, respectively	$398	$1,356
Income taxes	$2,302	$1,162
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$27,821	$24,550

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”) and langbeinite. Langbeinite, which is marketed for sale as Trio®, is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. Intrepid sells potash and Trio® primarily into the agricultural market as a fertilizer. Intrepid also sells these products into the animal feed market as a nutritional supplement and sells potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells. In addition, Intrepid sells by-products including salt and magnesium chloride.
Intrepid owns five active potash production facilities: three in New Mexico and two in Utah. Intrepid is constructing a sixth production facility, the HB Solar Solution mine, near Carlsbad, New Mexico. Intrepid has placed into service certain assets of the HB Solar Solution mine project, including the brine injection system, and has placed potash-enriched brine into all of the newly constructed solar evaporation ponds. Intrepid expects to begin producing potash from the HB Solar Solution mine after the construction of the mill is completed in late 2013.
Currently, production comes from two underground mines in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then centrally determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. Intrepid calculates average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of derivative financial instruments, the valuation of receivables, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of Intrepid’s mineral properties, the useful lives of related property, plant, and equipment, estimates associated with asset retirement obligations, and depreciation expenses. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
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
Income Taxes—Intrepid is a subchapter C corporation and, therefore, is subject to U.S. federal and state income taxes. Intrepid recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Intrepid records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized in full. These determinations are subject to ongoing assessment.
Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the condensed consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Accumulated other comprehensive income" on the condensed consolidated balance sheets. Fair value is assessed using a market‑based approach.
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
Dilutive securities, including stock options, non-vested restricted stock and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the three months ended September 30, 2013, and 2012, a weighted average of 277,284 and 123,237 non-vested shares of restricted common stock and 342,495 and 197,896 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2013, and 2012, a weighted average of 171,058 and 114,285 non-vested shares of restricted common stock and 310,471 and 191,299 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,026	$33,267	$28,262	$72,906

Basic weighted average common shares outstanding	75,394	75,299	75,373	75,269
Add: Dilutive effect of non-vested restricted common stock	10	36	19	40
Add: Dilutive effect of stock options outstanding	—	15	3	15
Add: Dilutive effect of performance units	—	—	—	1
Diluted weighted average common shares outstanding	75,404	75,350	75,395	75,325
Earnings per share:
Basic	$0.03	$0.44	$0.37	$0.97
Diluted	$0.03	$0.44	$0.37	$0.97

Note 4 — CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash	$4,868	$6,063
Commercial paper and money market accounts	5,578	27,556
Total cash and cash equivalents	$10,446	$33,619

Corporate bonds	38,395	17,462
Certificates of deposit and time deposits	2,260	6,666
Total short-term investments	$40,655	$24,128

Corporate bonds	$29,804	$—
Total long-term investments	$29,804	$—

Total cash, cash equivalents, and investments	$80,905	$57,747

The following table summarizes the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$68,281	$48	$(130)	$68,199
Total available-for-sale securities	$68,281	$48	$(130)	$68,199

	December 31, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$17,510	$14	$(62)	$17,462
Certificates of deposit and time deposits	166	—	—	166
Total available-for-sale securities	$17,676	$14	$(62)	$17,628

The fair values of Intrepid's investments in corporate bonds are below their respective costs due to recent increases in short-term interest rates. However, Intrepid considers the unrealized losses on these investments to be temporary given Intrepid's current plans to hold the investments. These investments have been classified as available-for-sale. For the three and nine months ended September 30, 2013, Intrepid's available-for-sale investments had gross realized gains of approximately $12,000 and $48,000, respectively. For the three and nine months ended September 30, 2013, Intrepid recognized gross realized losses of zero and approximately $19,000, respectively, on investments classified as available-for-sale. For the three and nine months ended September 30, 2012, no investments were classified as available-for-sale.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of September 30, 2013, and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Finished goods product inventory, net	$53,770	$26,856
In-process mineral inventory	16,647	9,110
Total product inventory, net	70,417	35,966
Current parts inventory	18,127	17,309
Total current inventory, net	88,544	53,275
Long-term parts inventory	12,220	10,208
Total inventory, net	$100,764	$63,483

Parts inventories are shown net of any required reserves. During the nine months ended September 30, 2013, and 2012, Intrepid recorded charges of approximately $2.1 million and $0.5 million, respectively, as a result of routine lower of weighted average cost or estimated net realizable value assessments on its finished goods product inventory.
Note 6 — PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Buildings and plant	$227,821	$148,989
Machinery and equipment	399,322	334,128
Vehicles	12,347	11,868
Office equipment and improvements	17,996	15,766
Ponds and land improvements	67,119	15,835
Construction in progress	109,720	158,422
Land	298	298
Accumulated depreciation	(182,451)	(142,137)
	$652,172	$543,169

Mineral properties and development costs	$127,077	$74,712
Construction in progress	17,400	30,444
Accumulated depletion	(12,484)	(11,060)
	$131,993	$94,096

Intrepid incurred the following costs for depreciation, depletion, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation	$14,792	$11,645	$41,470	$33,322
Depletion	394	269	1,446	862
Accretion	375	181	1,124	543
Total incurred	$15,561	$12,095	$44,040	$34,727

Note 7	— DEBT

Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million. The facility was amended in August 2013 to extend the maturity date by two years to August 2018, to decrease the applicable interest rates on any borrowings, to decrease the quarterly commitment fees, and to increase the maximum allowable leverage ratio to 3.5. The minimum allowable fixed charge coverage ratio under the facility remains at 1.3.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to Intrepid under the facility.
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. There were no amounts outstanding under the facility, and the full amount of the facility was available to Intrepid, as of September 30, 2013, and December 31, 2012.
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
Interest on the Notes began accruing on April 16, 2013, the date the Notes were issued. Interest is paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the three months ended September 30, 2013, and 2012, of $1.7 million and $0.2 million, respectively. Intrepid incurred gross interest expense for the nine months ended September 30, 2013, and 2012, of $3.3 million and $0.7 million, respectively. Intrepid capitalized $1.4 million and $2.6 million of interest during the three and nine months ended September 30, 2013. Intrepid had no capitalized interest in 2012.

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
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset retirement obligation, at beginning of period	$21,532	$10,236	$20,579	$9,708
Liabilities settled	(174)	—	(302)	(273)
Liabilities incurred	19	—	351	—
Changes in estimated obligations	—	359	—	798
Accretion of discount	375	181	1,124	543
Total asset retirement obligation, at end of period	$21,752	$10,776	$21,752	$10,776

The current portion of asset retirement obligations of $1.0 million and $1.2 million was included in "Other" current liabilities on the condensed consolidated balance sheets as of September 30, 2013, and December 31, 2012. The undiscounted amount of asset retirement obligation is $53.6 million as of September 30, 2013, of which Intrepid estimates approximately $8.8 million in payments may occur in the next five years.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders have adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of September 30, 2013, the following awards were outstanding under the plan: 372,503 shares of non-vested restricted shares of common stock; 97,367 non-vested performance units representing shares of common stock; and options to purchase 338,744 shares of common stock. As of September 30, 2013, approximately 3.6 million shares of common stock remained available for issuance under the Plan.
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
Non-vested Restricted Shares of Common Stock—Under the Plan, grants of non-vested restricted shares of common stock have been awarded to executive officers, other key employees, and consultants. The awards contain service conditions associated with continued employment or service. There are no performance or market conditions associated with these awards. The terms of the non-vested restricted shares of common stock provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares of common stock lapse and the shares are considered issued and outstanding.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.9 million and $0.6 million for the three months ended September 30, 2013, and 2012. Total compensation expense related to the non-vested restricted shares of common stock awards was $2.6 million and $2.5 million for the nine months ended September 30, 2013, and 2012. These amounts are net of estimated forfeiture adjustments. As of September 30, 2013, there was $5.9 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2015.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the nine months ended September 30, 2013, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	240,757	$26.04
Granted	235,490	$19.25
Vested	(88,186)	$27.12
Forfeited	(15,558)	$22.16
Non-vested restricted shares of common stock, end of period	372,503	$21.65

Performance Units—Since 2012, the Compensation Committee has granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance conditions are based on tons of potash and Trio® produced, and the market conditions are based on Intrepid's stock performance relative to a peer group and a broad market index. As of September 30, 2013, the maximum number of shares of common stock that may be issued, pending satisfaction of the operational performance or market condition and continued employment is 97,367 shares of common stock. These performance shares are subject to vesting conditions that provided for issuance over a three-year period assuming continued employment by the individual grantees through the vesting dates. For the three months ended September 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.5 million and $0.2 million, respectively. As of September 30, 2013, there was $0.7 million of total remaining unrecognized compensation expense related to unvested performance units that will be expensed through 2015.
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
For the three months ended September 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2013, and 2012, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.5 million and $0.9 million, respectively. As of September 30, 2013, there was $0.2 million of total remaining unrecognized compensation expense related to unvested non-qualified stock options that will be expensed through 2013 and 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.”
A summary of Intrepid’s stock option activity for the three months ended September 30, 2013, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	338,744	$26.25	$—	6.1	$13.13

Vested or expected to vest, end
of period	337,643	$26.22	$—	6.1	$13.11

Exercisable non-qualified
stock options, end of period	308,434	$25.33	$—	6.0	$12.50

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. Intrepid’s effective tax rate for the nine months ended September 30, 2013, and 2012 was 35.4% and 32.8%, respectively. Intrepid believes the effective tax rate for the nine months ended September 30, 2013, is more meaningful than the effective rate for the three months ended September 30, 2013. During the three months ended September 30, 2013,  the estimated depletion and domestic production activities deductions had a more pronounced impact on the effective rate due to the normal recurring update to Intrepid’s estimated before tax income amount for the 2013 calendar year.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current portion of income tax (benefit) expense	$(1,123)	$3,576	$(780)	$7,260
Deferred portion of income tax expense	773	7,109	16,299	28,350
Total income tax (benefit) expense	$(350)	$10,685	$15,519	$35,610

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of Intrepid's business and the states in which Intrepid has a taxable relationship. This creates fluctuations in the value of Intrepid's net deferred tax asset. In April 2013, the State of New Mexico lowered its corporate income tax rate pursuant to a schedule that goes into effect over the next five years. Intrepid has estimated that the lower state income tax rates will result in a relatively lower future income tax expense. As a result, Intrepid recorded additional deferred state income tax expense of $1.3 million in the second quarter of 2013, as its deferred tax asset had decreased in value. The actual timing for the use of the deferred income tax asset will be based on the actual taxable income earned over future periods and will likely be different from the current estimate.

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
Reclamation Deposits and Surety Bonds—As of September 30, 2013, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” non-current assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
New Mexico Employment Credits—Since September 2011, Intrepid has recorded, and continues to record, the value of estimated refundable employment-related credits for qualified wages paid in New Mexico. Intrepid began recognizing these credits in the financial statements at the point in time that previous tax credit filings had been approved and paid by the State of New Mexico, thereby confirming that the criteria for recognition was deemed probable and reasonably estimable. Since that time, the estimated recoverable value of these credits has been, and continues to be, reflected as a reduction to our production costs and amounts yet to be collected are recorded in “Other receivables, net” in the condensed consolidated balance sheets in the same period in which the credit is earned.
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings.  Intrepid believes the denial is improper and intends to vigorously pursue recovery of these credits.  Nonetheless, Intrepid has recorded a reserve of approximately $2.8 million for credits relating to the denied periods in order to reflect the denial of the claimed credits.  As the inventory associated with the denied credits for periods prior to 2012 has since been sold, Intrepid recorded the expense associated with recording the reserve as an "Other expense" in Operating income in the condensed consolidated statement of operations for the three months ended September 30, 2013. The value of credits associated with 2012 and 2013 have been established as a net receivable as of September 30, 2013, and is reflected in "Other receivables, net" in the condensed consolidated balance sheets.
Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2013. Intrepid has established a legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms of up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2013
Three months ended September 30, 2013	$1,091
Nine months ended September 30, 2013	$3,115

2012
Three months ended September 30, 2012	$1,189
Nine months ended September 30, 2012	$2,970

Note 12	— DERIVATIVE FINANCIAL INSTRUMENTS
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
Natural Gas—From time to time, Intrepid manages a portion of its exposure to movements in the market price of natural gas through the use of natural gas derivative contracts. Intrepid had no natural gas derivative contracts outstanding at September 30, 2013.
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
Intrepid did not have any derivative instruments outstanding during the first nine months of 2013. The table below presents the amounts of gain or (loss) recognized in income on derivatives affecting the condensed consolidated statement of operations for the periods presented in 2012 (amounts in thousands):

	Location of gain (loss) recognized in income on derivative	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Derivatives not designated as hedging instruments
Interest rate contracts:
Realized loss	Interest expense	$(280)	$(821)
Unrealized gain	Interest expense	272	769
Total loss	Interest expense	$(8)	$(52)
Please see Note 13 — Fair Value for a description of how the above financial instruments were valued.

Note 13	— FAIR VALUE
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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2013, and December 31, 2012 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$68,199	$—	$68,199	$—

		Fair Value at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$17,462	$—	$17,462	$—
Certificate of deposit	$166	$—	$166	$—

Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for financial assets and liabilities, which are measured at fair value and are included on the condensed consolidated balance sheets.
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
Financial Instruments—The carrying values and fair values of our financial instruments as of September 30, 2013, and December 31, 2012, are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$10,446	$10,446	$33,619	$33,619
Certificate of deposits	$2,260	$2,260	$6,666	$6,666
Accounts receivable	$33,762	$33,762	$40,630	$40,630
Refundable income taxes	$4,505	$4,505	$3,306	$3,306
Accounts payable	$22,094	$22,094	$19,634	$19,634
Long-term debt	$150,000	$142,341	$—	$—

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
Defined Benefit Pension Plan—In December 2011, Intrepid adopted resolutions to terminate the Moab Salt, L.L.C. Employees' Pension Plan, a defined benefit pension plan, which was acquired in conjunction with the purchase of its Moab assets in 2000. After receiving the necessary regulatory approvals, plan amendments, and participant settlement elections, Intrepid funded $2.0 million to settle all pension plan liabilities in April 2013. Upon funding, Intrepid was released from any further obligations under the pension plan. Accordingly, Intrepid recorded the additional expense of approximately $1.9 million to reflect the termination of the pension plan in the nine months ended September 30, 2013. This amount is recorded as "Other income (expense)" in the condensed consolidated statement of operations and represents the difference between the final amount funded and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income. The components of the net periodic pension expense are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Interest cost	$—	$23	$28	$69
Amortization of prior service cost	—	(4)	(5)	(12)
Amortization of actuarial loss	—	61	100	183
Settlement loss	—	—	2,928	—
Net period benefit cost	$—	$80	$3,051	$240

Note 15	— RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of "Accumulated other comprehensive loss," net of tax, as of September 30, 2013, were as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance as of December 31, 2012	$(29)	$(1,700)	$(1,729)
Other comprehensive income before reclassifications	(47)	—	(47)
Amounts reclassified from accumulated other comprehensive loss	26	1,700	1,726
Net current-period other comprehensive income	$(21)	$1,700	$1,679
Balance as of September 30, 2013	$(50)	$—	$(50)

The effects on net income of amounts reclassified from Accumulated other comprehensive loss for nine months ended September 30, 2013, were as follows (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Operations
Unrealized losses on available-for-sale securities	$40	Other income (expense)
Total before tax	40
Tax benefit	(14)
Net of tax	$26
Pension liability adjustment
Amortization of prior service cost and actuarial loss	$71	Selling and administrative
Termination of pension plan expense	2,744	Other income (expense)
Total before tax	2,815
Tax benefit	(1,115)
Net of tax	$1,700
Total reclassification for the period, net of tax	$1,726

Note 16	— RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, Intrepid received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consists of items for which Intrepid made compensating tax payments on behalf of vendors, as well as compensating tax payments on construction-related and service items during a period when the law was deemed unconstitutional. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, Intrepid recorded $1.7 million of income, which is reflected in "Other expense" included in Operating income in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

•
the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects, including the development of our HB Solar Solution mine, the further development of our langbeinite recovery and granulation assets, our North granulation plant, and our Moab cavern systems

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

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.2% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits have represented approximately 2% - 3% of total cost of goods sold in each of the last three years.
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
Our sales of potash tend to focus on agricultural areas, feed manufacturers in the central and western United States, and oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, in the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements. We manage our sales and marketing operations centrally, including our freight and logistics planning. This allows us to evaluate the product needs of our customers and then determine which of our production facilities can be used to fill customer orders, all with the goal of realizing the highest average net realized sales price for our potash.
We own five active potash production facilities—three in New Mexico (referenced collectively below as “Carlsbad” or individually as “West,” “East,” and “North”) and two in Utah (“Moab” and “Wendover”). We have an additional solar solution mine that is under construction in Carlsbad, New Mexico, called the HB Solar Solution mine. We have a current estimated annual productive capacity of approximately 900,000 tons of potash, not including 200,000 tons of designed productive capacity for the HB Solar Solution mine, and approximately 240,000 tons of langbeinite, based on current design. Actual production is affected by operating rates, recoveries, mining rates, ore grade and ore characteristics, mill performance, precipitation, evaporation rates at our solar solution operations, and the amount of mine development work that we perform. Therefore, our production results tend to be lower than our productive capacity. Currently, we are not producing at these levels primarily due to lower grade ore being delivered to the mill at our East facility and lower-than-designed recovery levels at our West facility. We have additional opportunities to develop mineralized deposits of potash in New Mexico. These opportunities could include one or more of the following: additional solution mining activities; improved recovery methods on existing ore; investments to extend the life of our solar solution mining assets; and potential development of reserves using the North mine infrastructure, which was operated as a traditional underground mine until the early 1980s.
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

Significant Business Trends and Activities
Our financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, and financial position.
• Potash demand. We sold 156,000 tons of potash in the third quarter 2013, a decline of 93,000 tons compared with the third quarter of 2012. Our third quarter 2013 sales volumes were impacted by general cautiousness from dealers resulting from a lack of immediate demand by retailers and farmers. This lack of demand resulted primarily from uncertainty surrounding the price of potash after Uralkali's announcement in July 2013 that it would be withdrawing from the Belarus Potash Corporation ("BPC") marketing arrangement and Uralkali's subsequent announcement of its intention to increase its production and sales volumes. These announcements caused widespread speculation that the price of potash was going to decline significantly. This speculation created uncertainty and, in turn, a lack of purchasing globally. Our sales results, when compared with sales results in the prior year, were also impacted by the timing of the fall harvest season. The 2012 harvest season was earlier than normal due to hot, dry weather. The 2013 harvest season, by contrast, began in late September due to a cold, wet spring. As a result, dealers delayed their potash fill programs as farmers did not have a strong sense of urgency in taking a position on potash during the third quarter. As crops are now reaching maturity and harvesting has begun, we are beginning to see more purchasing and application activity in North

America. Ultimately, we believe our 2013 fourth quarter sales volumes will be dependent on the duration of the fall application season, as well as our ability to deliver product to our customers on a timely basis.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. In addition, potash demand is significantly influenced by dealer storage volumes and the marketing programs of potash retailers. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter.
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $363 per ton in the third quarter of 2013 from $444 per ton in the third quarter of 2012. This decrease was due to the continued downward pressure on potash prices driven by the Uralkali announcements discussed previously, softness in global potash demand and the general view in the market that there is adequate global potash supply as noted above. Uncertainty around global potash sales levels, especially into large international markets such as China and India, has also put pressure on domestic potash prices. The new contracts for potash deliveries into China and India have not been announced, which creates temporary situations where the suppliers to these markets build inventory and have to manage production volumes. These pressures and the ongoing uncertainty in the world economy continue to cloud the long-term global potash market. Further, North American potash inventory levels remain above the five-year average, which may also have an impact on pricing. In the third quarter, and continuing early in the fourth quarter, sales levels and pricing have been soft as dealers appear to be postponing fertilizer purchases in response to the short-term market uncertainty caused by these global concerns about the balance between supply and demand.
• Trio® prices and demand. The average net realized sales price of Trio® increased to $353 per ton in the third quarter of 2013 from $336 per ton in the third quarter of 2012. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate and the low-chloride benefits from this specialty product has translated into higher prices despite sequentially lower potash prices. Our average net realized sales price for Trio® decreased from $359 per ton in the second quarter of 2013 to $353 per ton in the third quarter of 2013. Demand for granular-sized Trio® continues to exceed production, which has also been supportive of Trio® pricing. Demand for standard-sized Trio®, however, has been less predictable. We expect that the general softness in the potash market, combined with a decrease in the market price for sulfur, will have a directional impact on pricing for our standard-sized Trio®.
• Major capital projects. We are making significant progress on the construction of the HB Solar Solution mine. We have completed all of the drilling activities associated with the injection and extraction wells and pipelines that were contemplated in the initial design and, as of September 30, 2013, all of our solar evaporation ponds were full of potash-enriched brine. We utilize solar energy to evaporate the potash-enriched brine in our evaporation ponds and expect to process potash through our processing mill after construction is completed. The construction of the processing plant is on a tight schedule and is expected to be completed and placed into initial service late in 2013. Initial commissioning of the processing plant is expected late in the fourth quarter and will continue through much of 2014. The total expected investment for the project is between $235 million and $245 million, of which $208.7 million had been invested as of September 30, 2013.
The construction of the new North compaction facility is nearing completion with $91.6 million of the $95 million to$100 million invested through September 30, 2013. Construction work for two of the three compactor lines is complete and these two lines have commenced production. We expect that we will have fluctuation in our production volumes through the new North compaction facilities throughout the first year of operation as our commissioning activities continue. We anticipate that the third line will become operational in the first quarter of 2014. This new facility expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. The new facility will use state-of-the-art equipment to enable us to produce high quality granular product.
We have several ongoing projects at the West facility with total expected investment of approximately $30 million to $40 million, with $16.5 million invested through September 30, 2013. The projects underway at the West facility, some of which began in 2012, are intended to sustain and increase production by addressing the lower recoveries experienced at the West facility in recent quarters as we transition into different ore zones that are more difficult to process. The majority of these projects are expected to be completed in early 2014. The capabilities of the new North compaction facility now allow us the flexibility to make design changes at the West facility to increase recovery. There is a level of coordination among the projects at the West facility and North compaction facility that will cause some variation in production at the West facility as the projects are placed in service and resulting design changes are realized.

We continue to develop additional solution mining opportunities at our Moab facility by expanding our producing cavern systems. In October 2013, we completed the drilling activities on our third multi-lateral cavern system. We will begin brine injection into the new cavern system during the fourth quarter. We expect this cavern system will provide higher grade extraction brines that will offset the typical decreasing production profile as other cavern systems are depleted and will allow for incremental production opportunities in future years. The total capital investment for this project is expected to be between $20 million and $25 million, of which $17.0 million had been invested through September 30, 2013.
• East facility production. We have dedicated significant resources to the long-term improvement plan that we began in early 2012 to address production challenges at the East facility. Execution of the long-term improvement plan is expected to continue throughout 2013. At our East facility, our recovery and production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do in the mine's complex mixed ore zones. During the third quarter of 2013, our production of both potash and langbeinite declined from the second quarter of 2012 as we encountered lower grades within the mixed ore zones in which we were mining. As a result, we incurred higher production costs, which were allocated over fewer production tons, thereby resulting in higher per-ton cost of goods sold and a lower of cost or market inventory charge. Subsequent to the third quarter, we have made operational changes that have resulted in slightly improved ore grades. As we transition into different mining zones in the fourth quarter, we expect ore grades will continue to be lower compared with the ore grades from the comparable period in 2012. Production costs may be further impacted by the planned annual maintenance activities at our East facility that occurred in October. As a consequence of the production results in the third quarter of 2013, combined with decreased potash prices, we recorded lower of cost or market adjustments of approximately $2.1 million on the remaining inventory at our East facility. We expect the directional relationship between ore grades and development activities and production will continue to influence our results from our East facility.
• Other Expense (Income). In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied. We believe the denial is improper and we intend to vigorously pursue recovery of these credits. Nonetheless, we recorded a reserve of approximately $2.8 million for tax credits relating to the denied credits.

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

			Change
	Three Months Ended September 30,		Between
	2013	2012	Periods	% Change
Production volume (in thousands of tons):
Potash	167	189	(22)	(12)%
Langbeinite	40	35	5	14%
Sales volume (in thousands of tons):
Potash	156	249	(93)	(37)%
Trio®	22	27	(5)	(19)%

Gross sales (in thousands):
Potash	$61,170	$118,215	$(57,045)	(48)%
Trio®	9,399	11,135	(1,736)	(16)%
Total	70,569	129,350	(58,781)	(45)%
Freight costs (in thousands):
Potash	4,499	7,781	(3,282)	(42)%
Trio®	1,453	1,918	(465)	(24)%
Total	5,952	9,699	(3,747)	(39)%
Net sales (in thousands):
Potash	56,671	110,434	(53,763)	(49)%
Trio®	7,946	9,217	(1,271)	(14)%
Total	$64,617	$119,651	$(55,034)	(46)%

Potash statistics (per ton):
Average net realized sales price	$363	$444	$(81)	(18)%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	198	167	31	19%
Depreciation and depletion	54	41	13	32%
Royalties	1	16	(15)	(94)%
Total potash cost of goods sold	$253	$224	$29	13%
Warehousing and handling costs	16	15	1	7%
Average potash gross margin	$94	$205	$(111)	(54)%

Trio® statistics (per ton):
Average net realized sales price	$353	$336	$17	5%
Cash operating cost of goods sold (exclusive of items shown separately below)	243	197	46	23%
Depreciation and depletion	61	56	5	9%
Royalties	18	17	1	6%
Total Trio® cost of goods sold	$322	$270	$52	19%
Warehousing and handling costs	17	18	(1)	(6)%
Average Trio® gross margin	$14	$48	$(34)	(71)%

*
On a per-ton basis, by-product credits were $7 and $6 for the three months ended September 30, 2013, and 2012, respectively. By-product credits were $1.1 million and $1.6 million for the three months ended September 30, 2013, and 2012, respectively.

			Change
	Nine Months Ended September 30,		Between
	2013	2012	Periods	% Change
Production volume (in thousands of tons):
Potash	571	578	(7)	(1)%
Langbeinite	136	98	38	39%
Sales volume (in thousands of tons):
Potash	525	636	(111)	(17)%
Trio®	96	82	14	17%

Gross sales (in thousands):
Potash	$222,142	$308,728	$(86,586)	(28)%
Trio®	40,364	31,649	8,715	28%
Total	262,506	340,377	(77,871)	(23)%
Freight costs (in thousands):
Potash	14,316	15,867	(1,551)	(10)%
Trio®	6,259	5,417	842	16%
Total	20,575	21,284	(709)	(3)%
Net sales (in thousands):
Potash	207,826	292,861	(85,035)	(29)%
Trio®	34,105	26,232	7,873	30%
Total	$241,931	$319,093	$(77,162)	(24)%

Potash statistics (per ton):
Average net realized sales price	$396	$460	$(64)	(14)%
Cash operating cost of goods sold, net of by-product credits* (exclusive of items shown separately below)	182	179	3	2%
Depreciation and depletion	49	42	7	17%
Royalties	12	17	(5)	(29)%
Total potash cost of goods sold	$243	$238	$5	2%
Warehousing and handling costs	15	15	—	—%
Average potash gross margin (exclusive of costs associated with abnormal production)	$138	$207	$(69)	(33)%

Trio® statistics (per ton):
Average net realized sales price	$354	$320	$34	11%
Cash operating cost of goods sold (exclusive of items shown separately below)	194	208	(14)	(7)%
Depreciation and depletion	54	59	(5)	(8)%
Royalties	18	16	2	13%
Total Trio® cost of goods sold	$266	$283	$(17)	(6)%
Warehousing and handling costs	15	16	(1)	(6)%
Average Trio® gross margin	$73	$21	$52	248%

*
On a per-ton basis, by-product credits were $8 and $7 for the nine months ended September 30, 2013, and 2012, respectively. By-product credits were $4.3 million and $4.6 million for the nine months ended September 30, 2013, and 2012, respectively.

Results of Operations
Operating Highlights
Net income for the third quarter of 2013 was $2.0 million, or $0.03 per share, and cash flows from operations were $14.7 million. Net income for the first nine months of 2013 was $28.3 million, or $0.37 per share, with cash flows from operations of $62.1 million. During the quarter ended September 30, 2013, we sold 156,000 tons of potash at a net realized sales price of $363 per ton and 22,000 tons of Trio® at a net realized sales price of $353 per ton. During the nine months ended September 30, 2013, we sold 525,000 tons of potash at a net realized sales price of $396 per ton and 96,000 tons of Trio® at a net realized sales price of $354 per ton. We made capital investments of $190.1 million in the first nine months of 2013, received $149.3 million of net proceeds from the issuance of unsecured senior notes in April 2013, and ended the quarter with $80.9 million of cash and investments. We produced 571,000 tons of potash and 136,000 tons of langbeinite in the nine months ended September 30, 2013.
Potash
We sold 156,000 tons of potash in the third quarter of 2013 compared with 249,000 tons in the third quarter of 2012. For the first nine months of 2013, we sold 525,000 tons of potash compared with 636,000 tons in the first nine months of 2012. The decline in sales volumes was driven by general cautiousness from dealers resulting from of a lack of immediate demand by retailers and farmers due to Uralkali's announcements and the late fall harvest season, each discussed previously. Our average net realized sales price of potash was $363 per ton in the third quarter of 2013, compared with $444 per ton in the third quarter of 2012. The overall pricing of dry fertilizers, including potash, continued to come under pressure due to uncertainty surrounding increased global potash supply and discounting of product through summer fill programs with North American producers, and North American inventory levels that were above the five-year average.
The table below shows our potash sales mix for the three and nine months ended September 30, 2013, and 2012. The percentage of sales into the industrial market increased in 2013 compared with 2012, as a result of an increase in sales of standard-sized potash for industrial purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Agricultural	67%	84%	73%	81%
Industrial	25%	10%	19%	12%
Feed	8%	6%	8%	7%

We continue to focus on increasing the flexibility of our operations to produce the right amount of product for the demands of our specific markets. For example, we have invested in granulation facilities at each of our operations. The flexibility to produce more granular-sized product is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that, over the past 25 years, domestic potash consumption has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. Continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity. We believe these factors suggest increased domestic potash consumption is possible in the coming years.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency of some agricultural soils in North America. In order for the North American farmer to maximize yields, we believe the application of higher rates of potash will be necessary in the future. With higher crop yields in 2013, more potassium was removed from the soil. We believe replenishment of potassium prior to the seeding of the 2014 crop will be an important factor in maximizing 2014 yields. We anticipate the fall potash application season will be a higher priority for farmers given the soil depletion and current crop economics.
Our production volume of potash in the third quarter of 2013 decreased to 167,000 tons, compared with 189,000 tons produced in the third quarter of 2012. This decrease was largely driven by lower production at our East and West facilities, offset by a modest increase in production at our Wendover facility. As discussed above, we are currently mining more complex ore zones at our East facility, which has impacted the quality of the material delivered to the mill and reduced our potash production. We continually re-evaluate our mine plans in order to manage our plant operations to match the ore being delivered to the surface. Production from our West facility has been impacted by recovery challenges prior to completion of certain capital projects at West that are designed to increase recoveries. Due to the reduced production levels at our East and West facilities, we had fewer tons of potash produced over which to allocate production costs. As a result, our cash operating cost of goods sold increased to $198 per ton for the third quarter of 2013, compared with $167 per ton in the third quarter of 2012.
Trio®
Our Trio® production was higher in the first nine months of 2013 than in the same period in 2012 as we benefited from incremental operating improvements associated with the long-term improvement plan at our East facility. Pricing and demand for this specialty product remains strong, particularly for our granular-sized product. Our sales of Trio® decreased to 22,000 tons in the third quarter of 2013 as compared with 27,000 tons in the third quarter of 2012. Production exceeded sales and, as a result, we had a slight inventory build, primarily in standard-sized Trio®. We are managing our business to more traditional inventory levels in preparation for fall and spring application season activity. The lower grade ore delivered to the East plant has, however, impacted our overall Trio® production rates as well. We have begun to see general improvements in the quality and production levels of our pelletized product as a result of our long-term improvement plan at the pelletization plant. This work on the pellet circuit is ongoing and has led to a temporary situation where we have experienced increased inventory levels for our standard-sized Trio® product.
For the third quarter of 2013, as compared with the third quarter of 2012, our average Trio® gross margin per ton decreased by $34 per ton as our average net realized sales price for Trio® increased by $17 per ton, which was more than offset by an increase in our cash cost of goods sold for Trio® of $46 per ton. Our cash cost of goods sold for Trio® increased as a result of the production issues mentioned above. The cash costs per ton have also been negatively affected by the inefficiency and resulting high cost per ton associated with the production of the pelletized product. This resulted in a higher per-unit cash cost per ton associated with the pelletized product. As the market for granular and pelletized Trio® remains strong, we will continue to develop our operating practices to improve the yield and productivity of this production facility.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales, which has an impact on the quarterly results.

	United States	Export
Trio® only
2013
Three months ended September 30, 2013	89%	11%
Nine months ended September 30, 2013	74%	26%

2012
Three months ended September 30, 2012	84%	16%
Nine months ended September 30, 2012	72%	28%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased $39 per ton in the third quarter of 2013 from the second quarter of 2013 largely as a result of uncertainty in the global potash markets after Uralkali announced its departure from the BPC marketing arrangement, as discussed previously. Domestically, the market continues to experience ongoing price pressure, including lower summer fill program offerings from the North American potash producers. This also had an effect on domestic potash pricing.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of this product, demand for the product has grown and we have enjoyed a higher market price through 2012 and into 2013. This recognition has resulted in pricing that more closely reflects the tight supply of this product and the nutrient value of this product.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2012 and into 2013.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351
December 31, 2012	$434	$347
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our net realized sales prices. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the net sales price of the product that we realize. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is processed through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that is mined at any particular time influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2013, our average royalty rate was 1.0% and 3.4%, respectively. During the three months ended September 30, 2013, we recorded certain reductions for royalty expense, which artificially lowered the average royalty rate in the third quarter. We believe that the average royalty rate in the third quarter of 2013 is not representative of future trends and, rather, that the year-to-date result is more indicative. For the three and nine months ended September 30, 2012, our average royalty rate was 3.8% in each period. We expect that future average royalty rates will increase modestly from rate experienced in the nine months ended September 30, 2013, as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2013, and 2012 was 35.4% and 32.8%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the three months ended September 30, 2013, we recognized an income tax benefit of $0.4 million compared with income tax expense of $15.5 million during the nine months ended September 30, 2013. Total tax expense for the three months ended September 30, 2013, was comprised of $1.1 million of current income tax benefit and $0.7 million of deferred income tax expense. Total tax expense for the nine months ended September 30, 2013, was comprised of $0.8 million of current income tax benefit and $16.3 million of deferred income tax expense. For the three and nine months ended September 30, 2012, the total tax expense was $10.7 million and $35.6 million, respectively. Total tax expense for the three months ended September 30, 2012, was comprised of $3.6 million of current income tax expense and $7.1 million of deferred income tax expense. Total tax expense for the nine months ended September 30, 2012, was comprised of $7.3 million of current income tax expense and $28.3 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations as well as changes to state tax rate and apportionment laws potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.
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
Capital Investment
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have developed and have been executing a capital investment plan at each of our facilities to respond to this anticipated increase in demand. These plans focus on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. Likewise, as we invest in our facilities, we seek to deploy capital while maintaining sufficient liquidity to react strategically to market conditions.

Much of our strategic focus in 2013 has been on investing in our large capital projects, which are now nearing completion. We expect these investments to grow production capacity and decrease per-ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments and we are continuing to increase our granulation capacity for potash. As these projects are completed, we expect to reduce our capital investments, allowing us to shift our focus to the optimization and efficiencies of our operating facilities and to extract the value from the capital investments made over the last several years. This reduction in capital investment is anticipated to begin when the HB Solar Solution mine processing plant is placed in service.
In the first nine months of 2013, we invested $190.1 million in capital projects. The total capital investment in 2013 is estimated to be between $245 million and $265 million. This investment consists of our three largest projects, including the expected completion of the construction for the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the drilling program to create the third multi-lateral cavern system in Moab. We are also focusing on several smaller projects which are designed to collectively improve throughput and recoveries at our West facility with much of this capital being invested in the remainder of 2013 and the first half of 2014. The actual level of capital investment for 2013 will ultimately be impacted by the timing of deliveries of equipment and the construction schedule. We expect our 2013 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and the proceeds from the $150 million unsecured senior notes (the "Notes") received in April 2013.
The following details several of the significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
We are making significant progress on the HB Solar Solution mine. All of our solar evaporation ponds are complete and contain potash-enriched brine. The total expected investment for the project is estimated to be between $235 million and $245 million, of which $208.7 million had been invested as of September 30, 2013. We currently expect initial limited production of finished product from the HB Solar Solution mine to occur following completion of the processing plant near the end of 2013. We expect our production from the HB Solar Solution mine to ramp up throughout 2014, with production levels increasing into the harvest seasons in 2015 and 2016, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by delays in plant construction, the timing of critical equipment deliveries, the rate of injection into the mines, and the impact of weather events or patterns on construction or evaporation seasons.

•
The North compaction project is nearing completion. The first two compaction lines are in service and the third compaction line is expected to be completed in the first quarter of 2014. This project is designed to provide adequate capacity for the increased throughput expected at the West facility and the anticipated production from the HB Solar Solution mine. Total capital investment for the project through September 30, 2013, was approximately $91.6 million. The total capital investment for this project is anticipated to be between $95 million and $100 million.

•
There are several ongoing projects at our West facility that are intended to sustain and increase production through improvements in recovery rates. We have made ongoing improvements to the West facility since its acquisition to increase the volume of tons going through the facility. This next phase of improvements is designed to address the lower recoveries experienced at the West facility in recent quarters as we transition into different ore zones that require different processing techniques. The majority of these projects are expected to be completed in early 2014 with operational improvements beginning to ramp up in 2014. The capabilities of the new North compaction facility now allow us to make design changes that increase recovery. Accordingly, there is a level of coordination among the projects at the West facility and North compaction facility that will cause some interruptions in production at the West facility as the projects are placed in service and resulting design changes are realized. We estimate the total investment for these projects will be between $30 million and $40 million, of which $16.5 million had been invested as of September 30, 2013.

•
We have developed additional solution mining opportunities at our Moab facility. We completed the development of our second horizontal cavern system in the fourth quarter of 2012. In October 2013, we completed the drilling on our third multi-lateral cavern system and we will begin injecting brine into this cavern system during the fourth quarter. We expect this cavern system will provide higher grade extraction brines, which will offset the typical production profile as other cavern systems are depleted and allow for incremental production opportunities. This project is expected to involve total capital investment of approximately $20 million to $25 million, of which $17.0 million had been invested as of September 30, 2013.

Liquidity and Capital Resources
As of September 30, 2013, we had cash, cash equivalents, and investments of $80.9 million and we had $250.0 million available under our unsecured credit facility. In April 2013, we received the funding of our Notes with net proceeds of $149.3 million, as described in more detail below. The $80.9 million of cash, cash equivalents and investments at September 30, 2013, was made up of the following:

•	$4.8 million in cash

•	$5.6 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound

•	$40.7 million and $29.8 million invested in short and long-term investments, respectively
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility. The total amount available to us under the credit facility could be limited if our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) decreased significantly over several quarters, as discussed in more detail below under the heading "Unsecured Credit Facility." The following summarizes our cash flow activity for the nine months ended September 30, 2013, and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities	$62,127	$132,320
Cash Flows from Investing Activities	$(233,691)	$(149,859)
Cash Flows from Financing Activities	$148,391	$(718)

Operating Activities
Total cash provided by operating activities through September 30, 2013, was $62.1 million, a decrease of $70.2 million compared with the first nine months of 2012. The primary driver of this decline was lower sales volumes and a lower average net realized sales price for potash, as discussed previously, which, together, resulted in lower net income. Cash provided by operating activities for the nine months ended September 30, 2013, was negatively impacted by an increase in inventory of $39.4 million as inventory levels and per-ton net production costs increased.
Investing Activities
Total cash used in investing activities increased $83.8 million in the first nine months of 2013 compared with the comparable period in 2012 as a result of lower proceeds from investments and an increase in cash used for capital investments. The decline in proceeds from investments was the result of the timing of corporate bond maturities in our investment portfolio. The increase in cash used for capital investments was driven by the major capital projects we currently have underway, as discussed previously.
Financing Activities
Total cash provided by financing activities of $148.4 million primarily consisted of proceeds from long-term debt related to the funding of our Notes in April 2013, which have an aggregate principal amount of $150 million.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million. The facility was amended in August 2013 to extend the maturity date by two years to August 2018, to decrease the applicable interest rates on any borrowings, to decrease our quarterly commitment fees, and to increase our maximum allowable leverage ratio to 3.5. Our minimum allowable fixed charge coverage ratio under the facility remains at 1.3.
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The minimum allowable fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available under the facility. For example, if adjusted EBITDA decreased significantly over several quarters with no change to indebtedness, our leverage ratio could rise to the level where some or all of the $250 million would not be available to us.
The facility is unsecured and is guaranteed by our material subsidiaries. There were no amounts outstanding under the facility, and the full amount was available to us, as of September 30, 2013.
Outstanding balances under the unsecured credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.125% and 2.25%, depending upon our leverage ratio, as defined above; or (2) an alternative base rate, plus a margin of between 0.125% and 1.25%, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving unsecured credit facility amount of between 0.15% and 0.35%, depending on our leverage ratio. The interest rate paid under our unsecured credit facility on any debt varies both with the change in the LIBOR rates and with our leverage ratio.
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
The Notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. Interest on the Notes accrues from April 16, 2013, and is paid semiannually on April 16 and October 16 of each year.
Contractual Obligations
As of September 30, 2013, we had contractual obligations totaling $289.5 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year unless otherwise indicated.

	Payments Due By Period
	Total	Q4 2013	2014	2015	2016	2017	More Than 5 Years
	(In thousands)
Long-term debt(1)	$150,000	$—	$—	$—	$—	$—	$150,000
Fixed rate interest obligations on long-term debt(2)	55,265	2,861	5,723	5,723	5,723	5,723	29,512
Operating lease obligations(3)	13,418	695	2,751	2,611	2,165	2,019	3,177
Purchase commitments(4)	4,783	4,783	—	—	—	—	—
Natural gas purchase commitments(5)	2,723	2,308	415	—	—	—	—
Asset retirement obligation(6)	53,555	400	5,258	3,122	—	—	44,775
Minimum royalty payments(7)	9,800	98	392	392	392	392	8,134
Total	$289,544	$11,145	$14,539	$11,848	$8,280	$8,134	$235,598

(1)	Intrepid issued $150 million aggregate principal amount of the Notes on April 16, 2013. The Notes mature in three tranches in 2020, 2023, and 2025.

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
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2013, and 2012
Net Sales
Net sales of potash decreased $53.7 million, or 49%, from $110.4 million for the three months ended September 30, 2012, to $56.7 million for the three months ended September 30, 2013. This decrease was primarily the result of a 37% decrease in volume, in addition to a decrease in the average net realized sales price of potash by $81 per ton, or 18%. Our customers have delayed purchases of potash for the fall application season in response to continued downward pressure on potash prices driven by softness and uncertainty in the global potash market and, to a lesser extent, by the delayed fall application season compared with 2012, as discussed previously.
Net sales of Trio® decreased from $9.2 million for the three months ended September 30, 2012, to $7.9 million for the three months ended September 30, 2013, due to a 19% decrease in the volume of sales partially offset by a 5% increase in the average net realized sales price. Demand for granular-sized and pelletized Trio® continues to exceed production; however, demand for standard-sized Trio® has been less predictable. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. However, over the last year, tight supply combined with dealers' and farmers' recognition of the benefits of this low chloride product, coupled with the added value of magnesium and sulfate from this specialty product, has translated into higher prices despite sequentially lower potash prices.
Our production volume of potash in the third quarter of 2013 was 167,000 tons, or 22,000 tons less than in the third quarter of 2012. As discussed previously, our production at our West facility was impacted by lower recoveries. In addition, we are currently mining some more complex ore zones at our East facility, which has impacted the quality of material delivered to the plant and reduced our potash production. Our langbeinite production increased 5,000 tons, or 14%, in the third quarter of 2013 as we continue to progress with operating our East facility more effectively and efficiently.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended September 30,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$46.8	$63.4	$(16.6)	(26)%
Cost per ton of potash sold(1)	$253	$224	$29	13%
Cost per ton of Trio® sold(2)	$322	$270	$52	19%

(1)	Depreciation and depletion expense for potash was $8.4 million and $10.2 million in the third quarter of 2013 and 2012, respectively, which equates to $54 and $41 on a per ton basis.

(2)	Depreciation and depletion expense for Trio® was $1.4 million and $1.5 million in the third quarter of 2013 and 2012, respectively, which equates to $61 and $56 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $29 per ton, or 13%, from $224 per ton for the three months ended September 30, 2012, to $253 per ton for the three months ended September 30, 2013. We experienced higher cash operating cost of goods sold per ton for the third quarter of 2013 largely due to increased production costs per ton at our East facility resulting from comparatively lower production volumes as we work through more complex ore zones. In addition, we recorded lower of cost or market adjustments of approximately $2.1 million on our remaining potash inventory at our East facility.
Total cost of goods sold of Trio® increased $52 per ton, or 19%, from $270 per ton for the three months ended September 30, 2012, to $322 per ton for the three months ended September 30, 2013. During the third quarter of 2013, our production of langbeinite increased compared with the third quarter of 2012 as a result of our long-term improvement plan at our East facility, which we implemented in 2012. Our per-ton production costs increased in the third quarter of 2013 over those in the third quarter of 2012 due to the production challenges discussed previously.
In total, our cost of goods sold decreased $16.6 million, or 26%, from $63.4 million in the three months ended September 30, 2012, to $46.8 million in the three months ended September 30, 2013. This decrease was due to fewer tons of potash and Trio® sold in the third quarter of 2013, partially offset by an increased inventory carrying value per ton due to increased maintenance, electricity and professional services associated with our production facilities.
On a comparative basis, and within our production costs, depreciation and depletion increased $3.1 million, or 28%, during the third quarter of 2013 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase into the early part of 2014 on both an actual dollar basis and on a per-ton basis as we complete our major capital projects described previously. We manage capital investments on the basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines as well as evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Expense
In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied. We believe the denial is improper and we intend to vigorously pursue recovery of these credits. Nonetheless, we recorded a reserve of approximately $2.8 million for credits relating to the denied periods.

Results of Operations for the Nine Months Ended September 30, 2013, and 2012
Net Sales
Net sales of potash decreased $85.1 million, or 29%, from $292.9 million for the nine months ended September 30, 2012, to $207.8 million for the nine months ended September 30, 2013. This decrease was the result of a 17% decrease in sales volumes of potash in addition to a decrease in the average net realized sales price of potash by $64 per ton, or 14%, in the comparable period. Our customers have delayed purchases of potash during the third quarter of 2013 given continued downward pressure on potash prices driven by softness and uncertainty in the global potash market, exacerbated by a delayed fall application season compared with 2012, as discussed previously.
Net sales of Trio® increased from $26.2 million for the nine months ended September 30, 2012, to $34.1 million for the nine months ended September 30, 2013, due to a 17% increase in the volume of sales in addition to an 11% increase in the average net realized sales price of Trio®. We continue to see strong demand for our Trio® product, particularly the granular-sized and pelletized products. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing, although, dealers' and farmers' recognition of the benefits of this low chloride product, coupled with the added value of magnesium and sulfate from this specialty product, has translated into higher prices despite sequentially lower potash prices.
Our production volume of potash in the first nine months of 2013 was 571,000 tons, or 7,000 tons less than in the first nine months of 2012. Our Trio® production increased 38,000 tons, or 39%, in the first nine months of 2013 as we continue to progress with operating our langbeinite facility more effectively and efficiently.
Cost of Goods Sold

The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Nine Months Ended September 30,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$155.6	$175.0	$(19.4)	(11)%
Cost per ton of potash sold(1)	$243	$238	$5	2%
Cost per ton of Trio® sold(2)	$266	$283	$(17)	(6)%

(1)	Depreciation and depletion expense for potash was $26.0 million and $27.0 million in the first nine months of 2013 and 2012, respectively, which equates to $49 and $42 on a per ton basis.

(2)	Depreciation and depletion expense for Trio® was $5.2 million and $4.8 million in the first nine months of 2013 and 2012, respectively, which equates to $54 and $59 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $5 per ton, or 2%, from $238 per ton for the nine months ended September 30, 2012, to $243 per ton for the nine months ended September 30, 2013. We experienced higher cash operating cost of goods sold per ton for the first nine months of 2013 due to increased production costs per ton at our East and West facilities resulting from comparatively lower production levels as we work through more complex ore zones at our East facility and our recovery improvement projects at our West facility, each discussed previously.
Total cost of goods sold of Trio® decreased $17 per ton, or 6%, from $283 per ton for the nine months ended September 30, 2012, to $266 per ton for the nine months ended September 30, 2013. This decrease in cost of goods sold on a per-ton basis largely resulted from the higher Trio® production volumes in the first nine months of 2013 over which production costs are allocated. As a result, our Trio® per ton production costs decreased in the first nine months of 2013 over those in the first nine months of 2012.
In total, our cost of goods sold decreased $19.4 million, or 11%, from $175.0 million in the nine months ended September 30, 2012, to $155.6 million in the nine months ended September 30, 2013, as a result of fewer tons of potash sold in the first nine months of 2013. As a percentage of sales, cost of goods sold increased as a result of increases in labor costs, natural gas, electricity, maintenance and professional services during the nine months ended September 30, 2013, which increased the inventory carrying value per ton.
On a comparative basis, and within our production costs, depreciation and depletion increased $8.4 million, or 27%, during the first nine months of 2013 as a result of the significant capital investments being placed into service during the last year. We expect depreciation expense to continue to increase into the early part of 2014 on both an actual dollar basis and on a per-ton basis as we continue to invest capital into our operations and as some of our significant capital investments, described previously, are completed. We manage capital investments on a basis of evaluating capital projects that we believe are necessary to maintain the productivity of our mines, as well as investment capital that is designed to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $1.1 million in the first nine months of 2013 compared with the first nine months of 2012. The change represents a 4% increase from $25.0 million for the nine months ended September 30, 2012, to $26.1 million for the nine months ended September 30, 2013. This increase was primarily due to higher labor and benefit costs in the first nine months of 2013 as we hired additional professional staff to support our level of process improvements and general administrative support.
Other Operating Expense
In the third quarter of 2013, we received notification that our application for certain New Mexico employment-related credits had been denied, as discussed previously. Although we plan to vigorously pursue all available means to recover these credits, we recorded a reserve of $2.8 million against previously filed claims in "Other expense" included in Operating income in the condensed consolidated statement of operations for the three months ended September 30, 2013.
In the second quarter of 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted in prior periods. The receipt of the refund removed uncertainty about the amount and collection of the refund, and therefore we recorded $1.7 million of income, which was also recorded in "Other expense" included in Operating income in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

Other Income (Expense)
In April 2013, we funded $2.0 million to settle all pension plan liabilities and recorded an additional expense of approximately $1.9 million to reflect the termination of the pension plan. This amount is recorded as "Other income (expense)" in the condensed consolidated statements of operations for the nine months ended September 30, 2013, and represents the difference between the final amount funded, and the sum of the recorded pension liability and the unrecognized actuarial losses included in accumulated other comprehensive income.
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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2013, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

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
None.

ITEM 4.MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, to preserve employee health, and to comply with safety- and health-based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with regulators to identify and implement new accident prevention techniques and practices.
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

INTREPID POTASH, INC. (Registrant)

Dated: October 30, 2013	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: October 30, 2013	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: October 30, 2013	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guaranty, dated as of August 5, 2013, by and among, Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

(1)	Incorporated by reference to Intrepid's Current Report on Form 8-K (File No. 001-34025) filed on August 5, 2013.

*	Filed herewith.

**	Furnished herewith.