Form 10-K
period 2013-12-31
Intrepid Potash, Inc.
filed 2014-02-13
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of 54,900,025 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, of $19.05 per share as reported on the New York Stock Exchange was $1,045,845,476. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of January 31, 2014, the registrant had 75,738,774 shares of common stock, par value $0.001, outstanding (including 333,364 restricted shares of common stock).
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders to be filed within 120 days after December 31, 2013.

INTREPID POTASH, INC.

i

ii

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K:
•"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.
•“West,” “East,” “North,” and “HB” mean our four operating facilities near Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. You can find more information about our facilities in Item 2 of this Annual Report on Form 10-K.

•	“Tons” mean short tons. One short ton equals 2,000 pounds. Many of our international competitors refer to metric tonnes. One metric tonne equals 1,000 kilograms or 2,205 pounds.

•
To supplement our consolidated financial statements, which are presented in this Annual Report on Form 10-K and which are prepared and presented in accordance with GAAP, we also use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price, cash operating costs and average potash and Trio® gross margin. These non-GAAP measures are described and reconciled to the most comparable GAAP measures in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures of this Annual Report on Form 10-K.

We have included technical terms important to an understanding of our business in the "Glossary of Terms” in Item 1 of this Annual Report on Form 10-K.
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”). These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward‑looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things, In some cases, you can identify these statements by forward‑looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue.” Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

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

•
the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects, including our HB Solar Solution mine, our North compaction plant, our West plant upgrades, and our Moab cavern systems

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines

•	changes in the prices of raw materials, including chemicals, natural gas, and power

•	the impact of federal, state, or local governmental regulations, including environmental and mining regulations; the enforcement of those regulations; and governmental policy changes

•	our ability to obtain any necessary governmental permits relating to the construction and operation of assets

•	changes in our reserve estimates

•	competition in the fertilizer industry

•	declines or changes in U.S. or world agricultural production or fertilizer application rates

•	declines in the use of potash products by oil and gas companies in their drilling operations

•	changes in economic conditions

•
our ability to comply with covenants in our debt-related agreements to avoid a default under those agreements, or the total amount available to us under our credit facility is reduced, in whole or in part, because of covenant limitations

•	disruption in the credit markets

•	our ability to secure additional federal and state potash leases to expand our existing mining operations

•	the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.

In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

ITEM 1.	BUSINESS
General
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. We are a leader in the utilization of solution mining to produce potash. Our potash is marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to industrial processes, and the animal feed market as a nutrient supplement.
Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
We own six active potash production facilities—four in New Mexico and two in Utah. We have a current estimated annual productive capacity of approximately 1.1 million tons of potash, including approximately 180,000 tons of designed productive capacity for the recently completed HB Solar Solution mine, and approximately 200,000 tons of langbeinite, based on current design. We are not currently producing at annual rates equal to our estimated productive capacity. Actual production is affected by operating rates, the grade of mined ore, recoveries, mining rates, evaporation rates, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity. After years of design and construction work, we recently completed construction of the HB Solar Solution mine near Carlsbad, New Mexico, and we are processing our first harvest of ore from the solar evaporation ponds. We expect the initial commissioning of the processing plant to continue through much of 2014. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as to improve recoveries in our processing plants. These opportunities potentially include additional solution mining activities and improved recoveries of langbeinite. Longer-term opportunities include the potential reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, and the acceleration of production from our reserves.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.
Company History
Intrepid (through a predecessor entity) was formed in 2000. We initially acquired the Moab, Utah facility, a solar solution mine that had been experiencing declining production. Our management team stabilized and improved the production volumes at Moab substantially above the pre-acquisition level by drilling additional wells into the then existing producing ore body. We further production by applying horizontal drilling technology, which is commonly used in the oil and gas industry but had never before been used to mine potash, to drill wells into a previously untouched potash zone thereby creating a new multi-lateral horizontal cavern system in a deeper ore body.

We observed that potash from Moab shared markets with potash produced in Carlsbad, New Mexico, and Wendover, Utah. Accordingly, we formulated a strategy to acquire assets in those areas in order to consolidate marketing efforts and effect operating synergies. In February 2004, we acquired the assets of Mississippi Potash, Inc. and Eddy Potash, Inc. in Carlsbad, from Mississippi Chemical Company. In April 2004, we acquired the potash assets of Reilly Chemical, Inc. in Wendover.
From January 2000 through December 31, 2013, we have invested over $1.0 billion to build new and update existing assets to improve the reliability, recoveries, efficiencies, flexibility, and productivity of our operations. The most significant of our capital expenditures occurred over the last three years, when we deployed $256.2 million, $253.0 million, and $136.3 million, during 2013, 2012, and 2011, respectively. The majority of our more recent investments are associated with several major projects that have only recently been placed into service. With the recent completion of the HB Solar Solution mine, our capital investment program is expected to be significantly smaller in 2014 with approximately $40 million to $50 million of total capital investment which is shared between completing larger opportunity projects and sustaining capital. The investment of this capital is designed to bring on projects that lower our per-ton operating costs, improve our reliability, improve our recoveries, and add production flexibility to our processes. An example is the new production expected from the HB mine. Beginning with our third potash harvest in the fall of 2015, the per-ton cash operating costs from this facility are expected to be nearly half of our per-ton cash operating costs today. The additional production from this facility will lower our overall per-ton cash operating costs, making Intrepid more competitive in the volatile potash market.
We have one operating segment which is the extraction, production and sale of potassium containing products. Our extraction and production operations are conducted entirely in the continental United States. We focus on the marketing and sale of potash in the United States into regions and specific locations that generate the most favorable average net realized sales prices for the specific product needs of our customers. Our Trio® product is sold into both the domestic and international markets, as driven by the margin considerations for the tons being sold and the specific product needs of customers.
Our Products and Markets
Our two primary products are potash and langbeinite, which is marketed as Trio®.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash. Our potash is marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to industrial processes, and the animal feed market as a nutrient supplement. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. Our recent investments in granulation capacity have afforded us the flexibility to produce all of our product in a granular form. This flexibility has allowed us to expand our geographical reach for granular sales and to adjust our production of standard-sized product to more closely align with the specific product demand, thereby decreasing our dependence on sales of any one particular size of potash.
Our sales of potash tend to focus on agricultural areas and feed manufacturers in the central and western United States, as well as oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, that go into the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements. We manage our sales and marketing operations, including our freight and logistics planning, centrally, which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all with the design of realizing the highest average net realized sales price for our potash.
Because many of our sales are geographically concentrated in the central and western United States, our sales can be affected by weather and other conditions in these regions. Through industry publications, we monitor oil and gas drilling rig count in the United States as an indicator of activity. Industrial demand for our standard‑sized product likely will continue to correlate with oil and gas pricing, as well as drilling and well completion activity.
Trio®
Trio® is marketed into two primary markets. These markets are the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. (“PCS Sales”) for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico. Sales of Trio® on an international basis tend to be larger, less frequent bulk shipments and vary as to when such shipments take place; therefore, we see greater variability in our sales volumes from period-to-period when compared to our domestic sales.
Industry Overview
Long-term global fertilizer demand has been driven primarily by population growth, planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, global economic conditions, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on fertilizer demand for the foreseeable future. Sustained income growth and agricultural policies in the developing world also affect demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Dealers who purchase our products have increasingly sought to minimize their inventory risk as a general business practice and in response to economic uncertainty in the U.S. and the world. This uncertainty, along with tight grain stocks, has resulted in volatility in agricultural commodity prices, which has impacted farmer fertilizer buying decisions. This climate of economic uncertainty could continue to have an impact on the fertilizer market.
The price of potash has been in a decline for nearly two and half years. The announcements in July 2013 by the Russian producer Uralkali that it was withdrawing from its international marketing group arrangement, Belarusian Potash Company ("BPC"), further accelerated potash price erosion. Uralkali also indicated that it was going to shift to a volume over price model. These statements led to a rapid price decrease and further deferral of potash purchasing in the fall of 2013. We also believe potash pricing has been impacted by new brownfield capacity added by the Canadian producers in the last two years that has the potential to further exacerbate the current imbalance of potash supply and demand. As these brownfield projects are brought into production, North American potash production and inventory levels may be further impacted by the utilization and operating rates of these projects, including any proving production runs required by Canpotex to establish sales allocations levels within Canpotex.

Potash prices are currently at the lowest levels in seven years. The depressed price has led some producers, including us, to reduce their workforce to adjust their costs in anticipation of lower revenues. In January 2014, we undertook several cost-savings initiatives, including a workforce reduction at all of our sites, including our headquarters in Denver. The goal of these cost-savings initiatives was to better align our cost structure with the declining potash prices and the conclusion of our major capital projects.

Fertecon Limited (“Fertecon”), a fertilizer industry consultant, expects global potash consumption to grow approximately 9% from 2013 to 2014 and then by approximately 4% annually from 2014 through 2020. This growth is expected to be driven primarily by global demand for agricultural commodities, which in turn is driven by the demand for food and alternative energy sources. As the population grows, more food is required from decreasing arable land per capita. A balanced approach to nutrient application will allow farmers to maximize yield and aid in feeding this growing population. As incomes grow in the developing world, people tend to change their diet and consume more animal protein, which requires larger amounts of grain for feed. In addition, the focus in the U.S. on increasing renewable energy has led to regulatory policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.

Fertilizer serves a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally‑occurring potash does not require additional chemical conversion to be used as a plant nutrient.
While industry experts continue to expect that consumption rates will increase as world population grows, significant additional capacity has been brought on line over the last two years by existing producers. There are a number of brownfield expansions that have been commissioned or that are under construction by the larger Canadian potash producers. As a result of the imbalance between supply and demand, the estimated worldwide annual capacity is now in excess of recent annual demand. It is expected that this supply surplus will exist for several years. The larger, well-established producers are operating at less than full capacity, and have a history of managing production levels to more closely meet worldwide demand.
Potash is mined from conventional underground mines, such as at our West and East mines near Carlsbad, as well as through solution mining sub-surface structures and brine recovery from surface resources, as is done at our Moab, Wendover and HB Solar Solution mine operations.
Virtually all of the world’s potash is currently extracted from approximately 20 commercial deposits. According to the International Fertilizer Industry Association (“IFA”) and data published by potash mining companies, six countries accounted for approximately 90% of the world’s aggregate potash production during 2012. During this time period, the top nine potash producers supplied approximately 95% of world production. The three major Canadian producers participate in the Canpotex marketing group that supplied approximately 31% of the global potash production in 2012, and, until mid-2013, two other producers in Russia and Belarus participated in a second marketing group that supplied approximately 34% of global potash production during 2012.

There are substantial challenges to adding new potash production as economically recoverable potash deposits are scarce, deep in the earth and geographically concentrated. In addition, a considerable amount of capital is required to produce potash. In addition to typical mining and processing infrastructure, product storage, product load out, and rail access to ship the product are required. A further challenge is that the majority of unexploited mineralized deposits of potash existing outside the Canadian province of Saskatchewan are located in remote and/or politically unstable regions such as the Congo, Thailand, Ethiopia, Argentina, and Kazakhstan. In addition, there are a number of smaller companies, commonly referred to as "juniors," that have obtained potash leases or concessions.
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
Changes in fuel prices directly affect the cost of producing, drying and transporting potash from producing to consuming regions. The price of natural gas has been relatively low over the past several years. The forward price indications, if sustained, suggest natural gas prices will have a neutral impact on our production costs in 2014. Although the forward gas prices have increased in the last year, spot prices remain close to the five-year average.
Competition
We sell into commodity markets and compete based on delivered price of potash and Trio®, timely service, reliability of supply, and product quality. Products must be durable, and maintain particle size and potassium oxide (“K2O”) content benchmarks in order to compete effectively. Further, our customers value our ability to deliver product in a timely manner.
We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Chile, Germany, and Israel. As a smaller producer, we seek to maintain an advantage through customized and timely service for our customers, and a focus on the markets in which we have a transportation cost advantage.
Strategy
Our strategy is to maximize margins from selling our two primary products, potash and Trio®. Our margin maximization strategy is dependent upon earning a higher per-ton average net realized sales price and lowering our per-ton production costs. Over the long term, we have typically achieved a higher average net realized sales price for our potash products compared to our North American competitors because of our freight advantage to key geographies, our diverse customer and market base and our flexible marketing approach. We believe each of these factors provides us with a competitive advantage. Our ability to lower our per-ton costs also positively influences margins.
Our capital expenditures are designed to improve the efficiencies and productive capacity of our existing mine and plant operations with specific reliability, de-bottlenecking, granulation, and product recovery projects. We may also attempt to increase potash and langbeinite production through the reopening of mines and expansion of production capabilities at our facilities. Key to our ability to lower costs is increasing the percentage of potash production using our combined solution and solar evaporation technology, which is among the lowest cost methods of production. Our understanding and application of solution mining, combined with solar evaporation, allows us to benefit from producing an increasing number of potash tons at our lower per-ton production cost.
In the current market environment and as we complete our major capital project phase, our strategy is focused on optimizing our assets, and gaining the operating efficiencies of the major capital projects that have been completed in recent years.

•
Focus on margin. We focus on marketing our products into markets that provide the greatest margins relative to our production capacity. By fully participating in these markets at competitive prices, we aim to keep inventory moving through the plants, which in turn, maximizes production and reduces per ton operating costs. We have the advantage of being located close to the markets we serve and the North

American market is much larger than our production capacity. We continue to look for additional opportunities to control our fixed and variable operating expenses and plan to pursue various initiatives to increase the sustainability and reliability of our mining and plant facilities.

•
Increase marketing flexibility. We have been strategically adding more granulation capacity to our operations. By increasing our compaction capacity, we have the ability to convert more of our standard-sized product into granular-sized product, which is typically sold into the agricultural market as market conditions warrant. This also provides us with increased marketing flexibility as well as decreased dependence on any one particular market. In 2013, we substantially completed the upgrade and expansion of our North compaction facility, which will be able to compact the production from the HB Solar Solution mine and the expansion of mining and milling capacity at the West mine. We have installed and commissioned the first two compactor lines in 2013, and expect to have the third and final line commissioned in the first half of 2014. After the third compaction line is fully operational, the total compaction capacity of the North facility will significantly exceed our production. We also completed construction of new granulation facilities in Moab and Wendover in late 2010 and 2011, respectively.

In late 2013, we expanded our warehouse distribution capabilities by acquiring a warehouse in St. Joseph, Missouri. This warehouse provides us with the opportunity to have our products positioned closer to the end market, and further reduces surges in loading at our production facilities.

•
Expand potash production from existing facilities and add production from new facilities. We have expansion opportunities at our operating facilities that we expect will increase production, drive down our per-ton cost and increase our cash flow. Our HB Solar Solution mine is our most significant project to increase production at lower operating costs. The HB Solar Solution mine uses the same low-cost solar evaporation and solution mining technology we have been using continuously since the acquisition of our Moab mine in 2000. The HB Solar Solution mine was formerly operated as a conventional underground mine before it was idled in 1996 by its previous owner. We began construction on the HB Solar Solution mine in March 2012, recently completed plant construction and have begun initial commissioning activities as we process our first harvest of product from the solar evaporation ponds. We expect to ramp up production after the summer evaporation seasons in 2014 and 2015, and expect to reach designed production levels in 2016, assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.

We have also been expanding our mining capacity at our Carlsbad facilities through the addition of new mining panels at our East facility in 2013 and 2012 and at our West facility in 2012. Beginning in 2013, we began a series of projects at our West facility that are designed to restore our recovery rates for potash as we transition into more difficult ore zones, which will result in increased production levels. While some of these projects have been completed, we do not expect to realize their full designed potential until all of the projects are fully commissioned, which is expected to occur throughout 2014.
Further, during 2012 and 2013, we completed the development of our second and third horizontal cavern systems at our Moab facility. These new caverns are expected to not only maintain current production levels, but also increase production in future production periods beginning in the second half of 2014.

•
Expand langbeinite production. The only known commercial reserves of langbeinite ore in the world are located near Carlsbad, New Mexico. We are one of the only two producers of langbeinite. To increase our Trio® production, we completed construction of the Langbeinite Recovery Improvement Project ("LRIP") in late 2011. As a result, we have increased our Trio® production and continue our efforts to maximize the amount of pelletized product we manufacture as we see strong demand for the natural granular and premium pelletized product.

Competitive Strengths

•
U.S. based potash-only producer. We are one of three publicly traded potash-only companies. We are dedicated to the production and marketing of potash and langbeinite. Provided that mining and milling operations occur at steady operating rates, the costs to mine and produce potash are relatively fixed and stable, whereas the costs to produce other fertilizers have significantly greater exposure to volatile raw material costs, such as natural gas used to produce nitrogen and ammonia and sulfate used to produce phosphate products. The mining sector has experienced considerable cost pressures over the past several years.
As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. The Saskatchewan potash mineral tax includes a crown royalty, a base payment, and a profit tax. We currently pay an average royalty rate of approximately 4% of our net sales, which compares favorably to that of our competitors in Canada. We expect our average royalty rate to increase closer to 5% in the coming years, as our federal potash leases in New Mexico are expected to be renewed at a flat 5% rate rather than at a sliding scale of 2% to 5%. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Solar evaporation operations. The HB Solar Solution mine, located in the New Mexico desert, the Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a low-cost and energy-efficient method of producing potash. Our understanding and application of low cost solution mining, combined with the favorable climate for evaporation at our solution mining locations, allow these facilities to enjoy relatively low production costs.

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

•
Diversity of markets. We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2013, these markets represented approximately 71%, 21%, and 8% of our potash sales, respectively. According to Fertecon, approximately 91% of all potash produced is used as a fertilizer highlighting that we have more diversified markets into which we sell our potash. A primary component of the industrial markets we serve is the oil and natural gas services industry, where potash is commonly used in drilling and fracturing oil and natural gas wells.

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. As our langbeinite production levels have increased following completion of the Langbeinite Recovery Improvement Project, we have increased our marketing activities for this specialty product. There appears to be a growing awareness of the agronomic value of the magnesium and sulfate in this specialty product, which was evidenced by stronger Trio® pricing in 2013 as potash pricing softened.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve life ranging from 28 to 170 years, based on proven and probable reserves estimated in accordance with U.S. Securities and Exchange Commission (“SEC”) requirements. This lasting reserve base is the result of our past acquisition and development strategy. In addition to our reserves, we have valuable water rights and access to significant mineralized areas of potash for potential future exploitation.

•
Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to process, store and ship product. Our six operating facilities already have significant facilities and infrastructure in place. We have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.

•
Track record of innovation and modernization. Our management team has a history of building successful operations through the acquisition of underutilized assets, followed by creative use of technology to increase productivity and reliability and to re-invest cash flows into the business to grow production. As an entrepreneurial, potash-only producer, we have devoted considerable management attention to each facility, with a focus on modernization, sustainability, and improving production. We have applied technologies from other industries, including the oil and gas industry, and implemented innovative production processes. We have systematically made investments in our facilities such as warehousing storage systems for ore, the replacement of older equipment, new granulation assets, and new and upgraded mill facilities. Over the last three years, we have invested over $650 million in capital at our facilities to enhance the productivity and reliability of our operations.
International Marketing and Distribution
Internationally, our sales of potash and Trio® are marketed on a spot basis by PCS Sales under an exclusive marketing agreement for sales outside North America and under a non-exclusive agreement for sales into Mexico. This relationship gives us access to PCS Sales' extensive international sales network and informs us about developments related to sulfate of potash magnesium in the international market. During 2013, approximately 24% of our Trio® tons were sold internationally, representing approximately 3% of our total net sales. During the years ended December 31, 2013, 2012, and 2011, approximately 96% of our net sales were in the United States, with the remaining sales into countries and regions such as Ghana, Canada, Mexico and Latin America.
Major Customers
We have a diversified customer base exceeding 180 customers in the agricultural, industrial, and feed markets.
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops. Agricultural markets primarily consume granular‑sized potash, whereas the industrial and feed markets primarily consume standard‑sized potash. Our facilities were designed to produce either of these products, and we are able to switch production between them, giving us flexibility to adjust our product mix to market conditions. Servicing the industrial and feed markets provides us with a customer base that is unrelated to agricultural markets.
In 2013, 2012, and 2011, one of our distributor customers accounted for approximately 11%, 22%, and 17%, respectively, of our sales, and another distributor customer accounted for approximately 7%, 9%, and 12% of sales, respectively. Our industry is competitive, and we consider our relationship with these customers to be very important. While we believe that the loss of any customer is significant, because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we do not believe that the decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.
Environmental, Safety, and Health Matters
We mine and process potash and potassium-related products, which subjects us to an evolving set of federal, state, and local environmental, safety, and health (“ESH”) laws that regulate, or propose to regulate: (1) soil, air and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling.
We employ, both within and outside Intrepid, environmental professionals to review our operations, assist with environmental compliance, and obtain new and maintain established permits and licenses to operate. These environmental professionals identify and address compliance issues regarding hydrocarbon management, solid and hazardous waste management, protection of water and air quality, asbestos abatement, potable water standards, reclamation and closure, radiation control, animal and plant life, and other ESH issues.
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with ESH standards. The majority of these resources will be expended through our capital budget. In 2013, we expended approximately $8.3 million on environmentally‑related capital projects to enhance environmental compliance and protection and expect to invest a similar amount in 2014. In 2013, we recognized an environmental expense of $0.4 million within cost of goods sold expense, principally for environmental enhancement projects to improve compliance, disposal of hazardous materials and environmental studies and remediation efforts. We expect to incur similar environmental expenses within our cost of goods sold expense in 2014. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects at these or at other current or former sites.
We cannot predict the potential effects of new or changed laws, regulations, or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations, or permit requirements are enforced, interpreted, or administered. ESH laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated ESH capital expenditures or reclamation and closure expenditures will be required in 2014 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

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
State registrations are for one to two-year periods, depending on each state’s requirements. In addition, each state requires tonnage reporting for products sold into that state either monthly, quarterly, semi-annually, or annually, depending on the state’s requirements. Some states require the same registration and reporting process for feed grade products; industrial-grade products do not require registration or tonnage reporting.
Operating Requirements and Government Regulations
Permits. We are subject to numerous environmental laws and regulations, including laws and regulations regarding land use and reclamation; release of air or water emissions; plant and animal life; and the generation, treatment, storage, disposal, and handling of hazardous substances and wastes. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.
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
The Occupational Safety and Health Administration ("OSHA") is the governing agency relating to the safety standards at our Utah facilities, as well as our HB Solar Solution mine. Regular meetings are held covering various safety topics. Training and other certifications is provided to employees as needed based upon their work duties.
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
We work closely with governmental authorities to obtain the appropriate permits to address identified site conditions. For example, buildings located at our facilities in both Utah and New Mexico have a type of siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos‑containing siding and related materials. We have a permitted asbestos landfill in Utah. We have worked closely with Utah officials to address asbestos‑related issues at our Moab mine. We are working with federal officials to resolve issues concerning the historic disposal of asbestos‑containing material at an unpermitted location at our West mine, which may require additional removal of the asbestos-containing material or another remedy.
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2013, is approximately $21.0 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2013, is approximately $54.9 million. During the year ended December 31, 2013, our estimate of our asset retirement obligations increased primarily as a result of the construction activity for our HB Solar Solution mine and our North compaction facility. We also revised our estimate to close mine shafts that are no longer in service, as well as our operating mine shafts.

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
Taxes and Insurance
Royalties and Other Taxes
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty and other tax payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2013, we paid $10.9 million, or an average of 4% of net sales, in royalties and other taxes.
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
Seasonality
The sales patterns of our agricultural products are generally seasonal. Using averages of the monthly sales data over the last three years, our sales volumes are highest from March through October, which coincides with the spring and fall application seasons in the United States. Likewise, during the colder, winter months, our sales tend to be lower. The month-to-month seasonality of our sales is somewhat moderated due to the variety of crops, industries and geographies that we serve. We generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have seen that the fertilizer dealers in North America have instituted practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season.
Our quarterly financial results can vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Employees
As of December 31, 2013, we had 993 employees, the majority of which were full-time employees. In January 2014, we undertook several cost-savings initiatives, including a workforce reduction that impacted approximately 7% of our workforce. The goal of these cost-savings initiatives was to better align our cost structure with declining potash prices and the conclusion of our major capital projects.
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
Langbeinite (K2SO4(MgSO4)2—potassium magnesium sulfate): A generic term for the mineral double sulfate of potash magnesia, also sometimes referred to as sulfate of potash magnesia. The processing of ores containing langbeinite results in a concentrated double sulfate of potash magnesia, which we market for sale as Trio®.
Magnesium Chloride (MgCl2): A by-product brine containing approximately 30% magnesium chloride that is typically used as a de-icing and de-dusting agent.
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
Potassium Chloride (KCl—muriate of potash): The most abundant, least expensive source of potassium on a delivered K2O basis and the preferred source of potassium for fertilizer use, currently accounting for approximately 91% of total worldwide fertilizer use of K2O. Commercial grades for fertilizer use are typically 95% to 98% potassium chloride, containing about 60% to 62% K2O. Potassium chloride is the primary raw material used to produce industrial potassium hydroxide and its derivative salts, the most commercially important of which are potassium carbonate, potassium chromate, potassium permanganate and the potassium phosphates. It is also used as an intermediate in chemical synthesis routes to potassium sulfate and potassium nitrate. Muriate of potash is either red or white in appearance, depending on how it is processed.
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

Potassium Sulfate (K2SO4—sulfate of potash or SOP): A crystalline salt that is derived directly from brines or synthesized from other potassium salts and minerals. Commercial grades for fertilizer use are usually 93% to 95% potassium sulfate, containing 50% to 51% K2O. Potassium sulfate accounts for 6% of total worldwide potash fertilizer use. Potassium sulfate is referenced in the “potash” and “potassium chloride” terms above.
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
Sulfate of Potash Magnesia (K2SO4.2MgSO4)—langbeinite or potassium magnesium sulfate: A double sulfate mineral containing potassium and magnesium sulfates. In the United States, sulfate of potash magnesia, which is produced by refining langbeinite ore, accounts for approximately 3% of potash fertilizer, based on 2011 estimates by the Association of American Plant Food Control Officials, Inc. Commercial products from the United States typically contain 22% K2O, 11% magnesium and 22% sulfur. In Europe, a variety of these mixed salts is made from different ores, in grades ranging from 12% to 42% K2O, 2% to 5% magnesium and 3% to 7% sulfur.
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
Executive Officers
The following section includes biographical information for our executive officers.

Name	Age	Position
Robert P. Jornayvaz III	55	Executive Chairman of the Board
David W. Honeyfield	47	President and Chief Financial Officer
Martin D. Litt	49	Executive Vice President, General Counsel and Secretary
James N. Whyte	55	Executive Vice President of Human Resources and Risk Management
John G. Mansanti	58	Senior Vice President of Operations
Kelvin G. Feist	46	Senior Vice President of Sales and Marketing
Brian D. Frantz	51	Vice President - Finance, Controller and Chief Accounting Officer

Robert P. Jornayvaz III has served as our Executive Chairman of the Board since May 2010. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in November 2007 until May 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our initial public offering (“IPO”) in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation, which owns approximately 14% of our common stock. Mr. Jornayvaz has over 30 years of experience in the oil and gas industry and 15 years of experience in the potash industry.
David W. Honeyfield has served as our President since May 2010 and our Chief Financial Officer since March 2008. Mr. Honeyfield also served as our Executive Vice President and Secretary from March 2008 to May 2010 and as our Treasurer from March 2008 to December 2010. From 2003 to 2008, he held various positions with SM Energy Company (formerly St. Mary Land & Exploration Company), including Senior Vice President from 2007 to 2008, Chief Financial Officer from 2005 to 2008, and Vice President-Finance, Treasurer, and Secretary from 2003 to 2005. From 2002 to 2003, Mr. Honeyfield was Controller and Chief Accounting Officer of Key Production Company, Inc. and then Cimarex Energy Co., which acquired Key Production Company. From 1991 to 2002, Mr. Honeyfield was with Arthur Andersen LLP in Denver, most recently as a senior manager in the audit practice, serving clients primarily in the mining, oil and gas, and manufacturing sectors.

Martin D. Litt has served as our Executive Vice President and General Counsel since July 2008 and as our Secretary since January 2012. He began his legal career in 1991 with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. In 1993, Mr. Litt joined the law firm of Holme Roberts & Owen LLP (now known as Bryan Cave LLP), where he served as a partner for nine years and a member of the firm’s Executive Committee, a committee responsible for managing the law firm. During his time at Holme Roberts & Owen LLP, Mr. Litt focused his practice on commercial litigation, antitrust matters, and general business counseling and served as outside counsel to us and Intrepid Mining LLC for approximately six years.

James N. Whyte has served as our Executive Vice President of Human Resources and Risk Management since December 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior

to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firms he founded. Mr. Whyte is a director of American Eagle Energy Corporation.

John G. Mansanti has served as our Senior Vice President of Operations since November 2011. Mr. Mansanti also served as our Vice President of Operations from October 2009 to November 2011. From 2006 to October 2009, Mr. Mansanti worked for Barrick Gold Corporation, a gold production company. From 2008 to 2009, Mr. Mansanti served as General Manager of Goldstrike Mines in Nevada, where he was responsible for managing Barrick’s largest gold producer at approximately 1.7 million ounces a year. From 2006 to 2008, Mr. Mansanti served as General Manager at the Cortez Gold Mine in Nevada, where he was responsible for managing all aspects of operations and managing the engineering, underground development, and permitting associated with the Cortez Hills project. From 2003 to 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation).

Kelvin G. Feist has served as our Senior Vice President of Sales and Marketing since November 2011. Mr. Feist also served as our Vice President of Sales and Marketing from February 2011 to November 2011. From 1994 to January 2011, Mr. Feist held various positions with Agrium Inc., a provider of fertilizer products and services, and its subsidiaries, most recently as Director of Potash Marketing from July 2010 to January 2011 and National Account Manager from July 2007 to July 2010. While at Agrium, Mr. Feist was responsible for all marketing and sales programs related to Agrium’s potash portfolio, including matters relating to production and logistics.

Brian D. Frantz has served as our Vice President-Finance since February 2012 and our Controller and Chief Accounting Officer since July 2010. From October 2008 to July 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a private company specializing in selling and leasing construction equipment. In 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From 1998 to 2007, Mr. Frantz held various positions at RE/MAX International, Inc., a private company engaged in the franchising of real estate brokerage businesses, most recently as Senior Vice President and Chief Financial Officer. From 1986 to 1998, Mr. Frantz was with Arthur Andersen LLP in Denver, most recently as a senior manager, serving public and private companies primarily in the cable television, manufacturing, mining, and real estate industries.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock.
Risks Related to Our Business
Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits, and high-capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Furthermore, individual potash producers have, at various times, independently suspended production in response to delayed purchasing decisions by potash customers in anticipation of lower prices. As a result of these various factors, the prices and demand for potash can be volatile. This volatility could reduce profit margins and negatively affect our results of operations. We sell the majority of our potash into the spot market in the U.S. and generally have no long-term or material short-term contracts for the sale of potash. In addition, there is no active hedge market for potash as compared to many other commodities. As a result, we do not have and cannot obtain protection from this price and demand volatility.
Changes in fertilizer application rates could exacerbate the cyclical nature of the prices and demand for our products.
Farmers attempt to apply the optimum amounts of fertilizer to maximize their economic returns. A farmer’s decision about the application rate for each fertilizer, or the decision to forgo the application of a fertilizer, particularly potash and Trio®, varies from year to year depending on a number of factors. These factors include crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, or the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can impact the cyclical nature of the prices and demand for our products.

In addition, farmers may buy and apply potash or Trio® in excess of current crop needs, which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products could be delayed to future periods. If we fail to accurately predict this shift, we could have insufficient product available to meet the early demand and could lose sales to our competitors.
Aggressive pricing or operating strategies by other potash producers could adversely affect our sales and results of operations.
The potash industry is concentrated, with a relatively small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations than we do and mine potash from reserves that are thicker, higher-grade, and less geologically complex than our reserves. These larger producers may have greater leverage in pricing negotiations with customers and may be able to negotiate better rates for transportation of products sold. They may also be able to mine their potash at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive or new pricing or operating strategies that disrupt the global and U.S. potash markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
Some of our competitors have greater resources than we do, which could place us at a competitive disadvantage and adversely affect our sales and results of operations.
Some of our competitors have greater capital, human, and other resources than we do. Competition in the U.S. potash market is based on a number of considerations, including price, transportation costs, product quality, brand reputation, client service, and support. To remain competitive, we need to invest continuously in marketing activities, customer relationships, and production infrastructure to lower our production costs. We may have to adjust the prices of some of our products to stay competitive. We may also need to borrow funds and increase our leverage. We may not have sufficient resources to continue to make these investments or maintain our competitive position relative to some of our competitors that have greater resources than we do. To the extent other potash producers enjoy competitive advantages, the price of our products, our sales volumes, and our results of operations could be adversely affected.
Adverse conditions in the global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
The global economy continues to experience some volatility and uncertainty. This volatility and uncertainty can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers, who are serviced by our customers, reduce, delay, or forego their potash and Trio® purchases due to this uncertainty, our results of operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
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
Mining is a complex process that frequently experiences production disruptions. Because of the nature of our operations, we could be more vulnerable to these disruptions than our competitors, which could adversely affect our results of operations.
The process of mining is complex. Production delays can occur due to equipment failures, unusual or unexpected geological conditions, environmental hazards, acts of nature, and other unexpected events or problems. In addition, we must transport mined ore for long distances to remove it from the mines for processing, which creates a higher probability of incidents. Other than our HB Solar Solution mine, our facilities have had long service lives and may require more maintenance or be more likely to fail than newer facilities or equipment. For example, the shafts at our West mine were constructed in 1931, are located in an area of known subsidence, and require frequent maintenance due to water inflow, wooden structures, and salt build-up. Additionally, at our East mine, the mining of langbeinite ore, which is harder and more abrasive than sylvite ore, has caused greater wear on our equipment, thereby increasing the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes. For example, the mill at our East mine experiences build-ups of complex salts, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. Furthermore, production at our facilities is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant and higher than expected, and we may have to divert resources from capital expenditures that are focused on growth to capital expenditures that are focused on maintenance. Production delays and stoppages, and higher-than-expected maintenance and repair expense, could have an adverse effect on our results of operations.
Mining is a hazardous process, and accidents occurring in the course of our operating activities could result in significant costs or production delays.
The process of mining is hazardous and involves various risks and hazards that can result in serious accidents. If unforeseen accidents or events occur, or if our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted, or we could be required to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or repair damaged facilities.
Existing or expanded oil and gas development near our mines could result in methane gas leaking from an oil and gas well into our mines. We test our mines daily for methane gas. However, unlike coal mines, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause an explosion resulting in loss of life or significant property damage or could require the suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomical to reopen our mines. You can find more information about the co-development of potash and oil and gas resources in the Designated Potash Area under the risk factor below entitled “Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations."

The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of potash reserves, which could adversely affect our potash production and our results of operations.
Our potash production is affected by the potassium content of the ore and the mineralogy of the ore. Our projections of ore grade vary from time to time, and the amount of potash that we produce could vary substantially from our projections. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. Potash ore bodies have complex geology. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable-grade product. As a result, our results of operations would be adversely affected.
If the assumptions underlying our reserve estimates are inaccurate, the quantities and value of our reserves could be adversely affected, which could adversely affect our financial condition and results of operations.
There are numerous uncertainties inherent in estimating our potash and langbeinite reserves. As a result, our reserve estimates necessarily depend upon a number of assumptions, including the following:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate

•	future potash prices, operating costs, capital expenditures, royalties, severance and excise taxes, and development and reclamation costs

•	future mining technology improvements

•	the effects of governmental regulation

•	variations in mineralogy

In addition, because reserves are only estimates built on various assumptions, they cannot be audited for the purpose of verifying exactness. It is only after extraction that reserve estimates can be compared to actual values to adjust estimates of the remaining reserves. Reserve information is reviewed by a geologist, mine engineer, and process engineer in sufficient detail to determine if, in the aggregate, the data provided by us are reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and in accordance with SEC requirements. If any of the assumptions that we make in connection with our reserve estimates are incorrect, the amounts of potash and langbeinite that we are able to economically recover from our mines could be significantly lower than our reserve estimates. In turn, our financial condition and results of operations could be adversely affected.

The seasonal demand for our products, and the resulting variations in our cash flows from quarter to quarter, could have an adverse effect on our results of operations and working capital requirements.
The fertilizer business is seasonal. The degree of seasonality can change significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. We and our customers generally build inventories during low-demand periods of the year to ensure timely product availability during high-demand periods. We typically experience increased sales during the North American spring season and fall harvest and increased working capital requirements just before the starts of these seasons. Likewise, during the colder, winter months our sales tend to be lower. If seasonal demand is higher than we expect, our customers may shift some or all of their business to our competitors. In contrast, if seasonal demand is less than we expect, we may be left with excess inventory and higher working capital and liquidity requirements. In addition, if prices decrease rapidly, we may need to write down the value of our inventories.
Changes in laws and regulations affecting our business, or changes in enforcement practices with respect to those laws and regulations, could have an adverse effect on our financial condition or results of operations.
We are subject to numerous federal and state laws and regulations covering a wide variety of subject matters.  Changes in these laws or regulations could require us to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations. In addition, new laws and regulations, or new interpretations of or enforcement practices with respect to existing laws and regulations, could similarly impact our business.
For example, we are subject to significant regulation under MSHA and OSHA.  High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations.

Climate change legislation and the physical effects of climate change could have a negative effect on our operations and results of operations.
There is a continuing discussion that emissions of greenhouse gases could be altering the composition of the global atmosphere in ways that could be affecting the global climate. Federal and state legislators and regulators regularly consider ways to reduce these emissions. Any new rules could have a significant impact on our operations and products and could result in substantial additional costs for us.
The potential physical effects of climate change could also have an adverse effect on us and our customers. These effects could include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These changes could have an adverse effect on our costs, production, or sales. These changes could also have an adverse effect on our customers, which in turn could reduce the demand or price for our products. For example, droughts or floods could decrease the amount of arable land in our markets, thereby decreasing demand for our products.
Our business depends on skilled and experienced workers, and our inability to find and retain quality workers could have an adverse effect on our development and results of operations.
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other employees and contractors. At times, we may not be able to find or retain qualified employees or contractors. In particular, the labor market around Carlsbad, New Mexico, is very competitive and employee turnover is generally high. In that market, we compete for experienced laborers with several other employers, including natural resource facilities, oil fields, and other potash facilities. In addition, there is high demand globally for technical mining talent. If we are not able to attract and retain quality workers, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. The occurrence of any of these events could have an adverse effect on our results of operations.
Changes in the prices of energy and other important materials used in our business, or disruptions to their supply, could adversely impact our sales, results of operations, or financial condition.
Natural gas, electricity, steel, water, chemicals, diesel, and gasoline are key materials that we purchase and use in the production of our products. The prices of these commodities are volatile.
Our sales and profitability are impacted by the price and availability of these materials. A significant increase in the price of these materials that is not recovered through an increase in the price of our products, or an extended interruption in the supply of these materials to our production facilities, could adversely affect our results of operations or financial condition. In addition, high natural gas or other fuel costs could increase crop input costs for farmers, which could cause our sales to decline. We could also lose sales to competitors with lower production costs, and our profitability could be adversely affected. In addition, our capital expenditure forecasts are based on a variety of assumptions, including assumptions about the prices of input commodities. If input commodity prices are higher than we expected, our capital expenditures could increase.
Any decline in U.S. agricultural production or any limitations on the use of our products for agricultural purposes could adversely affect the markets for our products and our results of operations.
The U.S. agricultural industry can be affected by a number of factors, including weather patterns, field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products, and U.S. and foreign policies regarding trade in agricultural products. State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted, and the use of fertilizers for particular agricultural applications. In addition, there are various city, county, and state initiatives to regulate the use and application of fertilizers due to various environmental concerns. If U.S. agricultural production or fertilizer use decreased significantly due to one or more of these factors, our results of operations could be adversely affected.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids in the Permian Basin or Rocky Mountain regions could increase our operating costs and decrease our average net realized sales price of potash.
A significant portion of our sales consists of sales of standard-sized potash for use in oil and gas drilling fluids in the Permian Basin and Rocky Mountain regions. A decline in oil and gas drilling could reduce our sales into this industrial market. In addition, alternative products that have some of the same clay-inhibiting properties that potash has are commercially available. Depending upon the prices of these alternative products as compared to the price of potash, these alternative products could temporarily or permanently replace some of our sales into the industrial market. If a significant amount of sales shifted from the industrial market to the agricultural market due to any of these factors, our average net realized sales price of potash could decline. This is because our agricultural sales generally require more costly transportation to more distant delivery points. In addition, we could be required to incur additional costs to compact the standard-sized product into the granular-sized product favored in agriculture.
Increased costs could affect our per-ton profitability.
Costs at our facilities may vary due to a number of factors, including changing ore grade, revisions to mine plans, and location of the ore bodies. A substantial portion of our operating costs is comprised of fixed costs that do not vary based on production levels. These fixed costs include labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation. Any increase in fixed costs or decrease in production generally increases our per-ton costs and correspondingly decreases our per-ton operating margin. As a result, a significant increase in costs at any of our facilities could have an adverse effect on our profitability and cash flows, particularly during periods of decreasing potash prices.
A shortage of railcars or trucks for transporting our products, increased transit times, or interruptions in railcar or truck transportation could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs, or disruptions in production.
We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. Identifying and securing affordable and dependable transportation is important in supplying our customers and, to some extent, in avoiding delays in the delivery to us of supplies and equipment necessary for our operations. A shortage of trucks or railcars for carrying product or increased transit times due to accidents, highway or railway disruptions, congestion, high demand, labor disputes, adverse weather, natural disasters, changes to transportation systems, or other events could prevent us from making timely delivery to our customers or lead to higher transportation costs. As a result, we could experience customer dissatisfaction or a loss of sales. Similarly, disruption within the transportation systems could negatively affect our ability to obtain the supplies and equipment necessary to produce our products. We may also have difficulty obtaining access to ships to deliver our products to overseas customers.
We rely on our management personnel for the development and execution of our business strategy, and the loss of one or more members of our management team could harm our business.
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are largely responsible for the success of our business. If we are unable to retain these individuals, our operations could be disrupted and we may be unable to achieve our business strategies and grow effectively. We do not currently maintain “key person” life insurance on any of our management personnel.
Weakening of the Canadian dollar and Russian ruble against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations. Fluctuations in these currencies could cause our results of operations to fluctuate.

The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency. These activities could cause our sales prices and results of operations to decrease or fluctuate significantly.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.

The U.S. Department of the Interior regulates the development of federal mineral resources-both potash and oil and gas-on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities.  In December 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the BLM and industry on the co-development of these resources.

Even under the new order, it is possible that oil and gas drilling in this area could limit our ability to mine valuable potash reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our potash reserves. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico Oil and Gas Conservation Commission. When appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our potash reserves or put at risk the safety of our potash miners. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our potash reserves. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves, our potash reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, our business could be adversely affected.
We hold numerous governmental, environmental, mining, safety, and other permits and approvals authorizing the operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations.
Any expansion of our existing operations would also require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, the federal government must consider and study a project’s likely environmental impacts. Based on the federal government’s conclusion, it could require an environmental assessment or an environmental impact statement as a condition of approving a project or permit, which could result in significant time delays and costs. Furthermore, many of our operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations could require securing additional federal and state leases. We may not be able to obtain these leases in a timely manner or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss of a lease could adversely affect our ability to mine the associated reserves.
Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2013, approximately 11% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and none of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
The execution of our strategic projects, including our new HB Solar Solution mine, could require more time and costs than we expect, which could adversely affect our results of operations and financial condition.
After several years of design and construction, we have completed initial construction of the HB Solar Solution mine and are in the initial commissioning phases for the project. Initial commissioning of the processing plant will continue through much of 2014. We expect production from the HB Solar Solution mine to ramp up throughout 2014, with full production rates beginning with the harvest in the second half of 2015, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds.
Final completion and commissioning of the HB Solar Solution mine could involve significant costs and risks. Commissioning of the mine, processing plant, and associated infrastructure could take longer or cost more than we expect. The anticipated production schedule could be impacted by a variety of factors, including the length and success of the commissioning process, the rate of injection into the mines, and the weather. In addition, the level of production from the mine might not be as we anticipate. We may be unable to produce potash economically from the HB Solar Solution mine, or our profitability from the project could be lower than we expect.
From time to time, we invest time and money into other strategic projects. The completion of these projects, which includes commissioning, could require significantly more time and costs than we expect. In some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected facility for a period of time, which would cause lower production volumes and higher production costs per ton. In addition, our management team and other employees may be required to spend a significant amount of time addressing strategic projects, which could mean that our normal operations receive less time and attention. We are considering various other potential opportunities for revenue and strategic growth, including potentially reopening the idled North mine or solution mining the Amax/Horizon mine. These potential projects are at an early stage, and we may not proceed with any of them. Even if we proceed with one or more future strategic projects, they may not succeed despite substantial investments, they may cost significantly more than we expect, or we may encounter additional risks that we did not initially expect.
New long-term product supply can create structural market imbalances, which could negatively affect our results of operations and financial condition.
Potash is a commodity, and the market for potash is highly competitive and affected by global supply and demand. At times, producers engage in aggressive expansion and development projects to increase production. Many of these projects to increase potash production on a long-term basis are speculative. However, if potash production is increased beyond potash demand, the price at which we sell our potash and our sales volume would likely fall, which would adversely affect our results of operations and financial condition.
The market for langbeinite is still developing, and our Trio® sales could be affected by new market entrants or the introduction of langbeinite alternatives.
Langbeinite, a low-chloride source of potassium, is produced by Intrepid and one other company from the only known langbeinite reserves in the world located near Carlsbad, New Mexico. The demand for langbeinite has been limited due mostly to its limited availability. It is difficult to determine how the supply, demand, and pricing for langbeinite will develop. Furthermore, additional competition in the market for langbeinite and comparable products exists and could increase in the future. A German company is currently producing a low-chloride fertilizer similar to langbeinite, and Chinese producers are working on a project to synthesize a product similar to langbeinite from brines. Other companies could seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition.
We are less diversified than nearly all of our competitors, and a decrease in the demand for potash and langbeinite or an increase in potash supply could have an adverse effect on our financial condition and results of operations.
We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into nitrogen- or phosphate-based fertilizer businesses or other chemical or industrial businesses. Because we are focused exclusively on potash and langbeinite, and because we sell our products primarily within the U.S., we could be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business was more diversified and our sales more global. A decrease in the demand for potash and langbeinite could have an adverse effect on our financial condition and results of operations. Similarly, a large increase in potash supply could also impact our financial condition more than our diversified competitors.
Inflows of water into our potash mines from heavy rainfall or groundwater could result in increased costs and production downtime and could require us to abandon a mine, any of which could adversely affect our results of operations.
Major weather events such as heavy rainfall can result in water inflows into our mines. The potential effects of climate change may increase the possibility of heavy rainfall that results in water inflows into our mines. In October 2006, water inflows from rainfall caused unused utilities in a mine shaft at our West mine to break loose and block the mine shaft. As a result, we were forced to shut down the West mine for 54 days to remove the utilities and improve water controls in the shaft. The shutdown significantly lowered our 2006 potash production from the West mine. Additionally, the presence of water-

bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience water inflows at our mines, our employees could be injured and our equipment and mine shafts could be seriously damaged. We could be forced to shut down the affected mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of a mine.
Heavy fall precipitation or low evaporation rates at our solar solution mines could delay our potash production at those facilities, which could adversely affect our sales and results of operations.
Our Moab and Wendover facilities and our new HB Solar Solution mine use solar evaporation ponds to form potash crystals from brines. Weather conditions could negatively impact potash production at these facilities. For example, heavy rainfall in September and October, just after the evaporation season ends, would temporarily reduce the amount of potash we can produce by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower-than-average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore delay production. The potential effects of climate change may increase the possibility of adverse weather conditions. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations could be adversely affected. As we increase the level of production associated with our use of solar ponds, our production risks related to rainfall and evaporation rates increase.
Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.
We are subject to many environmental, safety, and health laws and regulations, including laws and regulations relating to mine safety, mine land reclamation, remediation of hazardous substance releases, and discharges into the soil, air, and water. Our operations, as well as those of our predecessors, have involved the use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water, and groundwater contamination. At some locations, salt-processing waste, building materials (including asbestos-containing material), and ordinary trash may have been disposed or buried in areas that have since been closed and covered with soil and other materials. Under environmental remediation laws such as CERCLA, liability is imposed on certain categories of persons who are considered to have contributed to the release of hazardous substances into the environment, without regard to fault or the legality of a party’s conduct. We could incur significant liabilities under CERCLA and other environmental remediation laws, with regard to our current or former facilities, adjacent or nearby third party facilities, or off-site disposal locations. Under CERCLA or similar state laws, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties.
In the past, governmental agencies have required us to undertake remedial activities to address identified site conditions. For example, we have worked with Utah officials to address asbestos-related issues at our Moab mine. Many of our facilities also contain permitted asbestos landfills, some of which have been closed. Additionally, we are currently working with federal officials to resolve issues concerning the historic disposal of asbestos-containing material at an unpermitted location at our West mine, which may require additional removal of asbestos-containing material, a land swap, and/or another remedy.
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
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations environmental, health, and safety laws could subject us to civil, and in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:

•	changes in the interpretation of environmental laws

•	modifications to current environmental laws

•	the issuance of more stringent environmental laws

•	malfunctioning process or pollution control equipment

Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico facilities, the HB Solar Solution mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.
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
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
In April 2013, we issued $150 million aggregate principal amount of unsecured senior notes (“the Notes”). We also have an unsecured credit facility that allows us to borrow up to an additional $250 million. As of January 31, 2013, we had advances outstanding under the facility of $10 million and we expect to have advances outstanding under the facility periodically during 2014. The total amount available to us under the facility as of December 31, 2013, was limited to $222 million. Based on current market conditions and expectations of lower levels of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility), we expect that the total amount available to us under the facility will be substantially reduced during 2014. We believe the amounts available to us will be adequate to fund our operations and our capital investment projects.
Current and future indebtedness could have important consequences, including the following:

•	it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements

•	it could limit our flexibility in planning for, or reacting to, changes in our business

•	we could become more highly leveraged than some of our competitors, which could place us at a competitive disadvantage

•	it could make us more vulnerable to a downturn in our business or the economy

•	it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes

•	it could adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed

Our debt agreements contain financial and other restrictive covenants. These covenants could limit our ability to engage in activities that are in our long-term best interests or limit our ability to access the full amount of the credit facility. In addition, our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness. The credit facility contains two financial covenants. First, our leverage ratio, or the ratio of our total funded indebtedness to our adjusted EBITDA, for the prior four fiscal quarters may not exceed 3.5 to 1. Second, our fixed charge coverage ratio, or the ratio of our adjusted EBITDA to fixed charges for the prior four fiscal quarters may not fall below 1.3 to 1. We are currently in compliance with each of these financial covenants. If our adjusted EBITDA decreased significantly over several quarters with no change to indebtedness or our fixed charges, our leverage ratio could rise or our fixed charge coverage ratio could fall to levels where some or all of the $250 million under the credit facility would not be available to us or where any amounts outstanding would become immediately due and payable.
The credit facility is scheduled to expire in 2018 and the Notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or financing on acceptable terms.
The mining business is capital intensive, and our inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
The mining business is capital intensive. We may find it necessary or desirable to make significant capital expenditures in the future to sustain or expand our existing operations. Materials and construction costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, largely as a result of major factors beyond our control such as increases in the price of steel and other commodities. As costs associated with capital expenditures continue to increase, we could have difficulty funding any necessary or desirable capital expenditures at an acceptable rate or at all. This could limit the expansion of our production or make it difficult for us to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our most recent strategic projects.

Market upheavals due to global pandemics, military actions, terrorist attacks, or economic repercussions from those events could reduce our sales or increase our costs.
Global pandemics, actual or threatened armed conflicts, terrorist attacks, or military or trade disruptions affecting the areas where we or our competitors do business could disrupt the global market for potash. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of potash could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potash. These new regulations could result in lower sales or higher costs.
A significant disruption to our information technology systems could adversely affect our business and operating results.
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
Our business may be adversely affected by union activities.
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 4% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2014. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations could disrupt our Wendover operations.
From time to time, efforts have been made to unionize employees at our other facilities. Additional unionization efforts could disrupt our business, consume management attention, or increase our operating costs. In addition, if these efforts were successful, we could experience increased labor costs, an increased risk of work stoppages, and limits on our flexibility to run our business in the most efficient manner to remain competitive.
Risks Related to our Common Stock
The price of our common stock may be volatile and you could lose all or part of your investment.
Securities markets experience significant price and volume fluctuations due to general economic and market conditions and other factors outside our control. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. Other factors that could affect the price of our common stock include the following:

•	our operating performance and the performance of our competitors

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow Intrepid or other companies in our industry

•	variations in general economic, market, and political conditions

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry, or our competitors

•	the other risks described in this report

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

•	our pre-existing stockholders’ proportionate ownership interest in us will decrease

•	the relative voting strength of each previously outstanding common share may be diminished

•	the market price of the common stock may decline

Future sales of our common stock, or the perception that future sales may occur, could depress our common stock price.
Sales of a substantial number of shares of our common stock, including sales by our directors or executive officers, or the perception that these sales may occur, could depress the market price of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock would have on the market price of our common stock.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our current certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions provide for the following:

•	allow our board of directors to create and issue preferred stock with rights senior to those of our common stock without prior stockholder approval, except as may be required by applicable NYSE rules

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates

•	prohibit stockholders from calling special meetings of stockholders

•	prohibit stockholders from acting by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders

•	require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting

•	classify our board of directors so that only some of our directors are elected each year

These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price of the common stock they own.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties
Our potash production currently comes from six facilities—four near Carlsbad, New Mexico and two in Utah, all of which we own and operate. Our active producing facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, and the North compaction plant which processes potash from the West mine.

The HB Solar Solution mine recently began producing potash from the initial harvest. Our facilities in Utah are the Moab mine, consisting of a solution mine, solar evaporation ponds and a process plant located near Moab, and the Wendover facility, consisting of a brine collection system, solar evaporation ponds, and process plant located near Wendover.
We control the rights to mine approximately 130,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the state of New Mexico, approximately 98,000 acres from the federal government through the BLM, and approximately 240 acres from private leaseholders.

We control the rights to mine approximately 10,300 acres of land west of Moab, Utah. We lease approximately 10,100 acres from the state of Utah and approximately 200 acres from the BLM. We own approximately 3,700 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

GRAND COUNTY
SAN JUAN COUNTY
T26S R20E
T27S R20E
T27S R21E
Cavern 1
Cavern 2
Cavern 3
UP/DRGW Railroad
SR 279
Colorado River
IPI Mine
Utah
US 89
US 40
US 6
US 191
Legend
Horizontal Potash Caverns
Mine Open Works
Evaporation Ponds
Operations Perimeter
State Highway
Railroad
Counties
N
S
E
W
0
5,000
Feet
0
1
Miles

Intrepid Potash, Inc.

Moab Mine
Grand and San Juan Counties
Utah, U.S.A.

We control the rights to mine approximately 88,000 acres of land near Wendover, Utah. We own approximately 57,000 acres, and we lease approximately 6,000 acres from the state of Utah and approximately 25,000 acres from the federal government through the BLM.

T3N R19W
T3N R17W
Wendover
Salt Lake City
Utah
Moab
T2N R19W
T2N R17W
T1N R19W
T1N R17W
TOOELE COUNTY
IPI Mine
I-80
T1S R19W
T1S R18W
T1S R17W
Union Pacific Railroad
T2S R19W
T2S R18W
T2S R17W
T3S R19W
T3S R18W
T3S R17W
Legend
X Processing Plant
Mine Operations Perimeter
Brine Ditches and Canals
Solar Evaporation Ponds
Interstates
Railroads
N
W
E
S
0
25,000
Feet
0 1 2 3 4 5
Miles
Intrepid Potash, Inc.
Wendover Facility
Tooele County
Utah, U.S.A.

We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the state of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2014 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2013, approximately 11% of our state, federal, and private lease acres at our New Mexico facilities (including leases at the HB Solar Solution and North mines) will be up for renewal within the next five years. None of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
We pay royalties to the state and federal governments and private leaseholds for potash, langbeinite, and by-products produced from our leases. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.0% to 5.0%.
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
The HB Solar Solution mine, while previously operated as a conventional underground mine, began operating as a solar solution mine in 2013 with commercial quantities of production beginning in early 2014.
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes on occasion in areas near our Carlsbad, New Mexico, operations that are located in the Designated Potash Area, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells. We are considering rehabilitation of the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of reserves.
We have made significant investments to modernize and improve the condition of our plants and equipment. We invested approximately $256.2 million in our facilities in 2013, including the HB Solar Solution mine, the North compaction project, Moab cavern system and various throughput and recovery enhancement projects. We believe that our plants and equipment are adequate for executing our operating plans.
Including the initial acquisition of our assets, the total historical cost of mineral development assets, property, plant, and equipment as of December 31, 2013, is approximately $1.0 billion. By location, the historical costs of mineral development assets, property, plant and equipment as of December 31, 2013, are $873.7 million for Carlsbad (including the HB Solar Solution mine), $94.9 million for Moab, $55.6 million for Wendover, and $12.6 million for other supporting sites. These amounts include land, construction in progress, building, plant, equipment, and mineral development in progress. We believe we acquired facilities at bargain prices and hence these costs are not representative of replacement costs.
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

Proven and Probable Reserves
Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to 170 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2013, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. (“Agapito”) based on mine plans and other data furnished by us as described in footnote one below. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2013.
Our Proven and Probable Reserves (thousands of tons)(1)

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	170	231,000	21.9%	42,840	156,630	20.9%	28,460
Carlsbad East (including East Mixed (8))	1965	Underground	61	68,070	18.7%	10,400	72,680	18.6%	11,300
Carlsbad HB Solar Solution Mine (2,9)	2012	Solution	28	15,400	34.7%	4,750	710	32.3%	210
Moab	1965	Solution	133	20,568	40.8%	7,290	12,653	40.4%	4,530
Wendover (10)	1932	Brine Evaporation	30	—		—	—	0.8%	3,530
Total Muriate of Potash					24.4%	65,280		20.8%	48,030

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East (11) (including East Mixed (8))	1965	Underground	97	99,180	31.9%	29,820	109,030	33.1%	34,770

(1)
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East and West properties was in 2013. Agapito's analysis for the West and East mines was based on detailed examination of our geologic data that was updated with information from 2013 and 2012. As a result of the Agapito 2013 review, the East mixed ore reserve life was reduced due to reclassifying a portion of those reserves as langbeinite only. Additionally, a portion of langbeinite ore in the West 4th ore zone was reclassified as sylvite ore, which increased the West muriate of potash reserve and reduced the West sulfate of potash reserve that is reported in East reserves as described in notes 8 and 11. The Moab property reserves are based on Agapito's 2012 mine reserve estimate report less 2013 depletion. The Wendover property reserves are based on Agapito's 2012 mine reserve estimate report less 2013 depletion. However, depletion did not change the reserve life of 30 years as discussed in note 3 below. No changes to the HB Solar Solution mine reserve estimate were made to the 2008 Agapito review as there have been no changes to the geologic database for that area since that time. Additionally, although we began injection and extraction activities in 2012, no production from the HB Solar Solution mine occurred in 2013. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the HB Solar Solution mine, have operated in a substantially continuous manner since the dates set forth in this table. The HB Solar Solution mine was originally opened in 1934 and operated continuously as an underground mine until 1996. We are currently operating the HB Solar Solution mine and achieved substantial completion of construction in the fourth quarter of 2013. Our first production began in early in 2014, and is expected to ramp up to full production in late 2015, assuming the benefit of average annual evaporation cycles applied to full evaporation ponds.

(3)
Minimum remaining lives at the West, East, HB Solar Solution mine, and Moab mines are based on reserves (product tons) divided by annual effective productive capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of East white muriate of potash equals 0.98 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East minimum remaining life was based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. Annual effective productive capacity contemplates the grade of the ore, and estimated recovery percentages estimated at the time of the single stream processing for the langbeinite production and the potash production. The current effective productive capacity is different than annual effective productive capacity which contemplates future additional investment in the East facility. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

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

(5)
Recoverable ore tons is defined as the hoisted ore for the conventionally mined ore in our East and West Mines. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities and mine extraction ratios. For the HB Solar Solution mine and the Moab property, recoverable ore tons are defined as the potassium that can be extracted from the underground workings and pumped to the surface. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities, potash that dissolves but remains in the cavern (dissolution factor), and an extraction factor that accounts for potash that may not be recovered because solution may be channeled away or stranded due to cavern geometry. We do not calculate recoverable ore tons for the Wendover property as it is a lake brine resource, not an in-place ore deposit.

(6)
Ore grade expressed as expected mill feed grade to account for minimum mining height for the East and West mines. Muriate of potash ore grade is reported in % KCl and sulfate of potash magnesia ore grade is reported in % langbeinite. The ore grade for the Moab and HB Solar Solution mines is the in-place KCl grade.

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

(8)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Reserves currently being mined at our East mine are from the 5th ore zone and contain both sylvite and langbeinite which we call mixed ore. East mine 5th ore zone also contains ore classified as langbeinite only. Additionally, the reserve amounts include West mine 3rd and 4th ore zones which contain langbeinite that we anticipate will be processed at the East mine.

(9)
The HB Solar Solution mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us. Capital costs to establish economic viability for the HB Solar Solution mine reserves are based on updated internal estimates derived from third party engineering estimates, vendor and contractor quotes, and in-

house estimates. Operating costs to establish economic viability were updated in 2013 based on designed operating parameters for reagent usage, power, materials and supplies, and anticipated staffing requirements for operations and environmental compliance.

(10)
The Wendover facility reserves are the combination of a shallow and a deep aquifer. There were no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, brine density, soil porosity within the aquifer, and aquifer thickness from historical reports. The brine concentrations and brine density were confirmed by us recently, but values for the aquifer thickness and the porosity were obtained from literature published by other sources. Probable reserves for the shallow brine at the Wendover facility were calculated from KCl contained in the shallow aquifer based on estimates of porosity and thickness over the reserve area. The distance for projection of probable reserves is a radius of three‑quarters of a mile from points of measurement of brine concentration. Probable reserves for the deep-brine aquifer were estimated based on historical draw-down and KCl brine concentrations. The ore grade (% KCl) for both the shallow and deep aquifer is the percentage by weight of KCl in the brine.

(11)	A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.
Production
Our facilities have a current estimated annual productive capacity of approximately 1.1 million tons of potash, including approximately 180,000 tons of designed productive capacity for the recently completed HB Solar Solution mine, and approximately 200,000 tons of langbeinite, based on current design. We are not currently producing at annual rates equal to our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity. After years of design and construction work, we recently completed construction of the HB Solar Solution mine near Carlsbad, New Mexico, and we are processing our first harvest of ore from the solar evaporation ponds. We have begun initial commissioning of the processing plant, which we expect to continue through much of 2014. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2013, 2012 and 2011.
Carlsbad, New Mexico

•	Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•	The West mine has a current estimated productive capacity of approximately 420,000 tons of red potash annually. Potash produced from our West mine is shipped to the North facility for compaction.

•	The North facility receives potash from the West mine via truck and converts the compactor feed to finished red granular-sized product and standard-sized product.

•
The East mine has a current estimated productive capacity of approximately 250,000 tons of white potash and, based on current design approximately 200,000 tons of langbeinite annually. Our productive capacity is impacted by the East’s mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative mixture of ore grade of sylvite and langbeinite drive the productive capacity of our facility.

•
The assets comprising the HB Solar Solution mine were previously operated as conventional underground operations until their closure in 1996 due to low potash prices and inefficient mineral processing at the facilities. We recently completed construction of the HB Solar Solution mine as a solution mine, and have begun commissioning and production activities. We believe the HB Solar Solution mine project has the potential, when fully operational, to ultimately increase production by an estimated 5 million tons of additional low-cost potash production. We expect production rates to be between 150,000 to 200,000 tons annually for a period of approximately 28 years.

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

Our Development Assets
We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on two idled mines in or near Carlsbad — the Amax/Horizon mine and the North mine.
Amax/Horizon mine

•
We acquired the potash leases associated with the Amax/Horizon mine in October 2012. The Amax/Horizon mine was in continuous operation between 1952 and 1993, averaging over 450,000 tons of potash production annually prior to being idled. This mine, similar to the HB Solar Solution mine, is a viable candidate for solution mining in a manner that is consistent with the HB Solar Solution mine. As these are relatively new lease holdings, we have not yet determined the feasibility associated with this potential development project, however, work is being performed to determine the ability to convert this area to a solution mining opportunity.

•
The newly constructed plant for the HB Solar Solution mine has additional capacity to process potash. The development of the Amax/Horizon mine is expected to utilize much of the same pipeline system, evaporation ponds, and the processing mill as the HB Solar Solution mine.

North mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. The production rate from this mine was approximately 330,000 tons annually prior to being idled. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced at the West mine and the HB Solar Solution mine. Two operable mine shafts and much of the transportation and utility infrastructure required to operate the mine, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash. These development options contemplate a refurbishment of the shafts, underground development, a mill, and operating infrastructure that would produce at rates in excess of historical production levels, thereby leveraging the operating size and gaining benefits of scale towards per ton operating costs.

Production of Our Primary Products (thousands of product tons)
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013			2012			2011
	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product
Muriate of Potash
Carlsbad West	3,044	11.6%	379	3,101	11.8%	413	2,896	11.5%	411
Carlsbad East	2,608	7.7%	196	2,522	8.8%	199	2,309	8.9%	202
Carlsbad HB	—	13.8%	—	—	—	—	—	—	—
Moab	596	13.5%	112	521	14.1%	97	573	15.4%	116
Wendover	447	17.5%	93	389	18.4%	87	405	17.8%	84
	6,695		780	6,533		796	6,183		813
Langbeinite Carlsbad East(2)	2,608	4.6%	177	2,522	4.7%	131	2,309	5.7%	141
Total Primary Products			957			927			954

(1)	Mill feed grade is shown as percent K2O.

(2)	Muriate of potash and langbeinite at our East mine are processed from the same ore.

(3)	Our HB Solar Solution mine began processing a small amount of ore in late 2013; however, no ore production or finished product is shown due to rounding.
Our By-Product Production
During the extraction of potash, we also recover marketable salt and magnesium chloride. At our Wendover facility, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. We account for the revenue generated from sales of these minerals as a reduction in the cost of goods sold of our primary potash product.

ITEM 3.	LEGAL PROCEEDINGS
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
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, preserve employee health, and comply with all safety- and health-based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with MSHA and the New Mexico Bureau of Mine Safety to identify and implement accident prevention techniques and practices.
Our East, West, and North facilities in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety.  MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  Exhibit 95.1 to this Annual Report on Form 10-K provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.  Our Utah facilities and our HB Solar Solution mine are subject to regulation by OSHA and, therefore, are not required to be included in the information provided in Exhibit 95.1.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2013
Quarter ended December 31, 2013	$17.53	$13.51
Quarter ended September 30, 2013	$19.51	$10.60
Quarter ended June 30, 2013	$19.31	$16.88
Quarter ended March 31, 2013	$24.05	$18.56
2012
Quarter ended December 31, 2012	$22.72	$19.82
Quarter ended September 30, 2012	$24.39	$21.18
Quarter ended June 30, 2012	$25.13	$18.95
Quarter ended March 31, 2012	$26.11	$22.79

Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid’s peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on December 31, 2008, through December 31, 2013, assuming an initial investment of $100 and the reinvestment of dividends.

300
250
200
150
100
50
0
Dollars
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
December 31, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2009	$140.44	$162.79	$126.46	$165.51
December 31, 2010	$179.54	$225.01	$145.51	$218.02
December 31, 2011	$108.96	$166.81	$148.59	$185.93
December 31, 2012	$103.27	$186.99	$172.37	$205.43
December 31, 2013	$76.83	$157.64	$228.19	$247.29

The preceding information included under the caption “Performance Graph” is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders
As of January 31, 2014, the estimated number of record holders of our common stock was approximately 90 based upon information provided by our transfer agent.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2013, through October 31, 2013	–	—	–	N/A
November 1, 2013, through November 30, 2013	–	—	–	N/A
December 1, 2013, through December 31, 2013	4,814	$15.67	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Sales	$336,312	$451,316	$442,954	$359,304	$301,803
Net Income	$22,275	$87,443	$109,411	$45,285	$55,342
Earnings Per Share:
Basic	$0.30	$1.16	$1.46	$0.60	$0.74
Diluted	$0.30	$1.16	$1.45	$0.60	$0.74
Cash dividends declared and paid per common share	$—	$0.75	$—	$—	$—

	December 31,
	2013	2012	2011	2010	2009
Total assets	$1,175,273	$994,623	$932,870	$828,884	$768,990
Total debt	$150,000	$—	$—	$—	$—

Supplemental Selected Financial Data:

	December 31,
	2013	2012	2011	2010	2009
Cash, cash equivalents and investments	$25,113	$57,747	$176,794	$142,988	$107,136
Stockholders’ equity	$933,971	$905,736	$871,133	$757,841	$709,222

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 3% to 4% of total cost of goods sold in each of the last three years.
Our potash is marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and the feedstock for industrial processes, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard and fine standard-sized product. Each of our operating facilities supplies these markets. Additionally, we have the capability to supply customers from our different locations due to the relatively homogeneous nature of our products. The flexibility to compact all of our production in granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our production to more closely align with the specific markets, thereby decreasing our dependence on sales of any one particular size of potash.
Our sales of potash tend to focus on agricultural areas, feed manufacturers in the central and western United States, and oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic sales, primarily of Trio®, in the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements of crops in those regions. We manage our sales and marketing operations centrally, including our freight and logistics planning. This allows us to evaluate the product needs of our customers and then determine which of our production facilities can be used to fill customer orders, all with the goal of realizing the highest average net realized sales price for our potash.
We own six active potash production facilities—four in New Mexico and two in Utah —and we have a current estimated annual productive capacity of approximately 1.1 million tons of potash, including approximately 180,000 tons of designed productive capacity for the recently completed HB Solar Solution mine, and approximately 200,000 tons of langbeinite, based on current design. We are not currently producing at annual rates equal to our estimated productive capacity. Actual production is affected by operating rates, recoveries, mining rates, evaporation rates, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity. After years of design and construction work, we recently completed construction of the HB Solar Solution mine near Carlsbad, New Mexico, and we are processing our first harvest of ore from the solar evaporation ponds. We have begun initial commissioning of the processing plant, which we expect to continue through much of 2014. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as improve recoveries in our processing plants. These opportunities potentially include additional solution mining activities and additional recoveries of our langbeinite. Longer-term opportunities include the potential reopening of the North mine, which was operated as a traditional underground mine until the early 1980s, or the acceleration of production from our reserves.

Significant Business Trends and Activities
Our financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, and financial position.
• Potash demand. We sold 692,000 tons of potash during 2013, a decline of 147,000 tons compared with 2012. Our 2013 sales volumes were impacted by unseasonable spring weather patterns and significant cautiousness in the global potash market caused by pricing uncertainty, particularly in the last six months of the year. During the spring of 2013, persistent wet weather across much of the Midwestern growing area of the United States compressed the spring planting season, limiting the amount of potash that was applied in this area during the first half of the year. During the latter half of the year, sales volumes were impacted by the lack of confidence in price stability and cautiousness from dealers resulting from a lack of immediate demand by retailers and farmers. As North American brownfields have come into production, North American potash supply has exceeded demand, causing an increase in North American potash inventory levels. Potash pricing has been declining for two and a half years. Uralkali announced in July 2013 that it would withdraw from its BPC marketing arrangement and subsequently announced its intention to pursue a volume-over-price strategy. These announcements accelerated price erosion globally, including in North America. These statements subsequently led to a deferral of potash purchasing in the fall of 2013.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. In addition, potash demand is significantly influenced by dealer storage volumes and the marketing programs of potash producers and retailers. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $382 per ton in 2013 from $454 per ton in 2012. This was the third straight year of decreased potash prices and our net realized sales price. The decrease in 2013 was largely due to continued downward pressure on potash prices driven by the uncertainty in the global potash market caused by the Uralkali announcements discussed previously, and a general view in the market that there is adequate global potash supply. Uncertainty around global potash demand levels, especially into large international markets such as China and India, has also put pressure on domestic potash prices. While new contracts for a portion of China's expected demand for the first half of 2014 were recently announced, uncertainty continues to exist around China's expected full year demand, as well as the impact of those contracts on future pricing and volumes into India. Suppliers to these markets have accumulated inventory and have to manage production volumes. The larger Canadian producers have announced production curtailments in the fall and winter of 2013. These pressures and the ongoing uncertainty in global potash demand continue to cloud the long-term global potash market. Further, North American potash inventory levels remain above the five-year average, which also pressures pricing. Throughout the latter half of 2013, sales levels and pricing have been soft as dealers have been postponing fertilizer purchases in response to the market uncertainty caused by these global concerns about the balance between supply and demand.
Due to the significant decline in potash pricing, we incurred a net loss for the three months ended December 31, 2013. As a result, we initiated cost saving initiatives as discussed below. If potash prices remain soft, we expect to incur additional net losses in 2014 until meaningful production from the HB Solar Solution mine come into production, which is expected to lower our per-ton operating costs.
• Trio® prices and demand. The average net realized sales price of Trio® increased to $352 per ton in 2013 from $329 per ton in 2012. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Over the last year, dealers' and farmers' recognition of the added value of magnesium and sulfate and the low-chloride benefits from this specialty product has translated into higher prices despite sequentially lower potash prices. Demand for granular-sized Trio® continues to exceed production, which has also been supportive of Trio® pricing. Demand for standard-sized Trio®, however, has been less predictable, particularly in the export market. We expect that the general softness in the potash market, combined with a decrease in the market price for sulfur, could negatively impact pricing for our standard-sized Trio®.
• Major capital projects. During 2013, we substantially completed the majority of the construction activities associated with the initial design for the HB Solar Solution mine, the North compaction project and the Moab cavern system.

In late 2013, we began initial commissioning of the HB Solar Solution processing plant and expect this work to continue through much of 2014. The total expected investment for the project is between $235 million and $245 million, of which $234.0 million had been invested as of December 31, 2013.
The North compaction project is approaching completion. The first two compaction lines are in service and the third compaction line is expected to be completed in the first half of 2014. The new facility uses state-of-the-art equipment to enable us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Total capital expenditures for this project totaled $97.0 million in 2013. The total capital investment for this project is anticipated to be less than $100 million.
We continued to develop additional solution mining opportunities at our Moab facility by expanding our producing cavern systems. During 2013, we completed drilling activities into our third multi-lateral cavern system. This was the largest cavern system we have drilled, nearly three times the size of our other caverns. We expect this cavern system will provide higher grade extraction brines that will offset the typical decreasing production profile as other cavern systems are depleted and will allow for incremental production opportunities in future years. The total capital investment for this project was $19.5 million in 2013.
We have several ongoing recovery enhancement projects at the West facility with total expected investment of approximately $25 million to $35 million, with $21.2 million invested through December 31, 2013. The projects underway at the West facility, some of which began in 2012, are intended to sustain and increase production by improving recoveries at the West facility that have decreased in recent quarters as we transition into different ore zones that are more difficult to process. The majority of these projects are expected to be completed in the first half of 2014. The capabilities of the new North compaction facility now allow us the flexibility to make design changes at the West facility to increase recovery. There is a level of coordination among the projects at the West facility and North compaction facility that will cause some variation in production at the West facility as the projects are placed in service and resulting design changes are realized.
We expect the level of capital project investment to decrease significantly in 2014, as we have substantially completed these major capital projects in the last two years. During 2014, we intend to focus on optimizing and gaining the efficiencies from these projects, which are intended to increase production, decrease our per ton operating costs and increase our overall marketing flexibility.
• East facility production. We have dedicated significant resources to the long-term improvement plan that we began in early 2012 to address production challenges at the East facility. At our East facility, our recovery and production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do in the mine's complex mixed ore zones. During the second half of 2013, our production of both potash and langbeinite declined from the second quarter of 2013 as we encountered lower grades within the mixed ore zones in which we were mining. As a result, we incurred higher production costs, which were allocated over fewer production tons, thereby resulting in higher per-ton cost of goods sold and a lower of cost or market inventory charge. In the fourth quarter of 2013, we made operational changes that have resulted in slightly improved ore grades, albeit lower than the comparable ore grades mined in 2012. Production costs in the fourth quarter of 2013 were impacted by the planned annual maintenance activities at our East facility that occurred in October 2013. As a consequence of the production results in 2013, combined with decreased potash prices, we recorded lower of cost or market adjustments of approximately $3.7 million, of which a majority is associated with inventory we produced at our East facility. Our production and recovery results historically have had a positive correlation to ore grade. Our ore grade is also influenced by the amount of development activity we perform.
• Other Expense (Income). In 2013, our application for certain New Mexico employment-related tax credits was denied. We believe the denial is improper and we intend to vigorously pursue recovery of these credits. Nonetheless, we recorded a reserve of approximately $2.8 million for tax credits relating to the denied credits.
• Cost saving initiatives. In January 2014, in response to the declining potash prices since mid-2013 and the substantial completion of our major capital projects, we undertook a number of cost saving actions that are intended to better align our cost structure with the current business environment. These initiatives include the elimination of approximately 7% of the workforce, including capital project related support associated with the our major capital projects, decreases in executive compensation, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. We estimate that these measures will result in annual savings of approximately $15 million, with the majority being in general and administrative expense and the remainder being cost of goods sold. The workforce reduction occurred in January of 2014, generating a pre-tax charge of approximately $1.5 million to $2.0 million.

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

	Year Ended December 31,
	2013	2012	2011
Production volume (in thousands of tons):
Potash	780	796	813
Langbeinite	177	131	141
Sales volume (in thousands of tons):
Potash	692	839	793
Trio®	123	125	173

Gross sales (in thousands):
Potash	$284,831	$402,382	$392,331
Trio®	51,481	48,934	50,623
Total	336,312	451,316	442,954
Freight costs (in thousands):
Potash	20,796	21,396	18,470
Trio®	8,060	7,768	9,869
Total	28,856	29,164	28,339
Net sales (in thousands)(1):
Potash	264,035	380,986	373,861
Trio®	43,421	41,166	40,754
Total	$307,456	$422,152	$414,615

Potash statistics (per ton):
Average net realized sales price(1)	$382	$454	$472
Cash operating costs(1)(2)	195	180	173
Depreciation and depletion	52	43	33
Royalties	13	17	17
Total potash cost of goods sold	$260	$240	$223
Warehousing and handling costs	16	15	14
Average potash gross margin(1)	$106	$199	$235

Trio® statistics (per ton):
Average net realized sales price(1)	$352	$329	$236
Cash operating costs(1)	201	209	180
Depreciation and depletion	55	61	22
Royalties	18	16	12
Total Trio® cost of goods sold	$274	$286	$214
Warehousing and handling costs	15	16	15
Average Trio® gross margin (1)	$63	$27	$7

(1)	Additional information about our non-GAAP financial measures is set forth under the heading"Non-GAAP Financial Measures.”

(2)
Amounts do not include by-product credits. On a per-ton basis, by-product credits were $9 for the year ended December 31, 2013, and $8 for both of the years ended 2012, and 2011. By-product credits were $6.5 million, $6.5 million and $6.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Results of Operations
Operating Highlights

Net income for 2013 was $22.3 million, or $0.30 per diluted share, and cash flows from operations were $64.9 million. During 2013, we sold 692,000 tons of potash at a net realized sales price of $382 per ton and 123,000 tons of Trio® at a net realized sales price of $352 per ton. We made capital investments of $256 million in 2013, received $149.3 million of net proceeds from the issuance of unsecured senior notes in April 2013, and ended the year with $25 million of cash and investments. We produced 780,000 tons of potash and 177,000 tons of langbeinite in 2013.
We experienced a sequential decrease in net income each quarter throughout 2013, and incurred a net loss of $6.0 million in the fourth quarter of 2013. The impact of decreased pricing and increased costs per ton will likely result in net losses during the first part of 2014.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash. Potash sales as a percentage of our net sales, which we calculate as gross sales less freight costs, and gross margin were approximately as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2013	86%	90%
For the year ended December 31, 2012	90%	98%
For the year ended December 31, 2011	90%	99%
We sold 692,000 tons of potash in 2013 compared with 839,000 tons in 2012. The decline in sales volumes was driven by unseasonable spring weather patterns and general cautiousness in the global potash market caused by pricing uncertainty, particularly in the last six months of the year, each discussed previously. Our average net realized sales price of potash was $382 per ton in 2013, compared with $454 per ton in 2012. Potash pricing continued to come under pressure due to uncertainty surrounding increased global potash supply and North American inventory levels that were above the five-year average.
The table below shows our potash sales mix for 2013 and 2012. The percentage of sales into the industrial market increased in 2013 compared with 2012, as a result of an increase in sales of standard-sized potash for industrial purposes as we reduced our level of standard-sized inventory during 2013.

	Year Ended December 31,
	2013	2012	2011
Agricultural	71%	81%	79%
Industrial	21%	12%	14%
Feed	8%	7%	7%
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
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency of some agricultural soils in North America. In order for the North American farmer to maximize yields, we believe the application of higher rates of potash will be necessary in the future. With higher crop yields in 2013, more potassium was removed from the soil. We believe replenishment of potassium prior to the seeding of the 2014 crop will be an important factor in maximizing 2014 yields. We anticipate the 2014 spring potash application season will be a higher priority for farmers given the soil depletion compared to the 2013 fall application season.

Our production volume of potash in 2013 decreased slightly to 780,000 tons, compared with 796,000 tons produced in 2012. This decrease was largely driven by lower production at our East and West facilities, offset by a modest increase in production at our Wendover facility. As discussed above, we are currently mining more complex ore zones at our East facility, which has impacted the quality of the material delivered to the mill and reduced our potash production. Production from our West facility was impacted by recovery challenges prior to completion of certain capital projects at West that are designed to increase recoveries. Due to the reduced production levels at our East and West facilities, we had fewer tons of potash produced over which to allocate production costs. As a result, our cash operating costs increased to $195 per ton in 2013, compared with $180 per ton in 2012.
Trio®
Our Trio® production was higher in 2013 than in 2012 as we benefited from stronger operating performance associated with the long-term improvement plan at our East facility. Pricing and demand for this specialty product remains strong, particularly for our granular-sized product. Our sales of Trio® decreased to 123,000 tons in 2013 as compared with 125,000 tons in 2012, as we accumulated standard-sized Trio® inventory during 2013. The standard-sized product is largely sold into the export market or converted into pelletized product. We are focused on improving the overall operating effectiveness of the pellet plant, which is intended to convert our standard-sized Trio® inventory, which has experienced reduced demand, into a pelletized product, for which there is currently very strong demand.
In 2013, as compared with 2012, our average Trio® gross margin increased by $36 per ton as our average net realized sales price for Trio® increased by $23 per ton, and our cash operating costs for Trio® decreased $8 per ton. Our cash operating costs for Trio® decreased as a result of the production increases mentioned above. The cash operating costs per ton have also been negatively affected by the inefficiency and resulting high cost per ton associated with the production of the pelletized product. This resulted in a higher per-unit cash operating cost per ton associated with the pelletized product. As the market for granular and pelletized Trio® remains strong, we will continue to develop our operating practices to improve the yield and productivity of this production facility.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales, which has an impact on the quarterly results.

	United States	Export
Trio® only
For the year ended December 31, 2013	76%	24%
For the year ended December 31, 2012	63%	37%
For the year ended December 31, 2011	56%	44%
Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased by $72 per ton in 2013, to $382 per ton, largely as a result of uncertainty in the global potash markets after Uralkali announced its departure from its BPC marketing arrangement, as discussed previously. Domestically, the market continues to experience ongoing price pressure from these same forces.
We market Trio® as a specialty product. As farmers have increasingly recognized the agronomic value of this product, demand for the product has grown and we have enjoyed a higher market price in 2013 as compared to 2012. This recognition has resulted in pricing that more closely reflects the tight supply of this product and the nutrient value of this product. However, we expect pressure on Trio® pricing in 2014 due to the softening in the potash and sulfate markets.

The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2012 and 2013.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2013	$338	$345
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351
December 31, 2012	$434	$347
September 30, 2012	$444	$336
June 30, 2012	$465	$322
March 31, 2012	$477	$302

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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 3.6%, 3.9% and 3.7% in 2013, 2012 and 2011. We expect that future average royalty rates will increase modestly from rates experienced in 2013, as certain New Mexico mineral leases are currently being renewed at a fixed royalty rate of 5.0%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the years ended December 31, 2013, 2012, and 2011 was 41.5%, 36.1%, and 37.6%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the year ended December 31, 2013, we recognized income tax expense of $15.8 million compared with income tax expense of $49.5 million and $65.9 million during the years ended December 31, 2012 and 2011, respectively. Total tax expense for the year ended December 31, 2013, was comprised of $14.3 million of current income tax benefit and $30.1 million of deferred income tax expense. The current income tax benefit in 2013 was derived from the creation of a net operating loss. We expect to carry back our net operating loss to 2011 and 2012, with the remaining amount carried forward as a deferred tax asset. Total tax expense for the year ended December 31, 2012, was comprised of $11.5 million of current income tax expense and $38.0 million of deferred income tax expense. Total tax expense for the year ended December 31, 2011, was comprised of $16.9 million of current income tax expense and $49.0 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations as well as changes to state tax rate and apportionment laws potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. As of December 31, 2013, our estimate of our blended state tax rate increased, resulting in an increase of the value of the deferred tax asset by net $0.9 million to reflect changes in business conditions in concert with changes in apportionment rules of the states in which we operate, and a decrease in the state tax rate for the state of New Mexico.

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
During 2013, much of our strategic focus was on investing in and completing our large capital projects. Construction of the HB Solar Solution mine was substantially completed in 2013, and two of the three compaction lines at our North compaction facility were also completed in 2013. We have other capital projects either in progress or planned for 2014, but expect the level of capital investment to decrease significantly in 2014. We expect our investments will grow production capacity and decrease per-ton production costs while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments.
During 2013, we invested $256.2 million in capital projects, including $3.4 million of capitalized interest. These capital projects included investments related to the substantial completion of the construction for the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the drilling program to create the third multi-lateral cavern system in Moab.
In 2014, we expect our level of capital investment to be approximately $40 million to $50 million, which includes approximately $10 million to $15 million for remaining investment on the HB Solar Solution mine and the North Compaction facility. We expect approximately $5 million to $10 million of additional investment in recovery improvement projects at our West plant during 2014. As these projects are completed, we expect to reduce our capital investment activity, which will allow us to shift our focus to the optimizing and increasing efficiencies of our operating facilities to extract the value from the capital investments made over the last several years. We expect our 2014 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and availability under our unsecured credit facility.
The following details several of the significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
During 2013, we substantially completed the construction activities associated with the initial design for the HB Solar Solution mine. We filled all of our solar evaporation ponds and substantially completed construction for the processing plant. During December, 2013, we began initial commissioning of the processing plant and we expect initial limited production of finished product from the HB Solar Solution mine to occur in the first quarter of 2014 with our first harvest. We expect our production from the HB Solar Solution mine to ramp up throughout 2014, with production levels increasing into the harvest seasons in 2015 and 2016, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by delays due to commissioning activities, the rate of injection into the mines, and the impact of weather events or patterns on commissioning and evaporation seasons. The total expected investment for the project is estimated to be between $235 million and $245 million, of which $234.0 million had been invested as of December 31, 2013.

•
The North compaction project is nearing completion. The first two compaction lines are in service and the third compaction line is expected to be completed in the first half of 2014. This project is designed to provide adequate capacity for the increased throughput expected at the West facility and the anticipated production from the HB Solar Solution mine. Total capital investment for the project through December 31, 2013, was approximately $97.0 million. The total capital investment for this project is anticipated to be less than $100 million.

•
We have developed additional solution mining opportunities at our Moab facility. We completed the development of our second horizontal cavern system in the fourth quarter of 2012. During 2013, we completed the drilling on our third multi-lateral cavern system and we began injecting brine. Beginning in the second half of 2014, we expect this cavern system will provide higher grade extraction brines, which will offset the typical production profile as other cavern systems are depleted and allow for incremental production opportunities. The total capital investment for this project was $19.5 million in 2013.

•
There are several ongoing projects at our West facility that are intended to sustain and increase production through improvements in recovery rates. We have made ongoing improvements to the West facility since its acquisition to increase the volume of tons going through the facility. This current phase of improvements is designed to address the lower recoveries experienced at the West facility in recent quarters as we transition into different ore zones that require different processing techniques. The majority of these projects are expected to be completed in the first half of 2014 with operational improvements beginning to be realized as the major components of the projects are completed. The capabilities of the new North compaction facility now allow us to make design changes that increase recovery. Accordingly, there is a level of coordination among the projects at the West facility and North compaction facility that will cause some interruptions in production at the West facility as the projects are placed in service and resulting design changes are realized. We estimate the total investment for these projects will be between $25 million and $35 million, of which $21.2 million had been invested as of December 31, 2013.

Liquidity and Capital Resources
As of December 31, 2013, we had cash, cash equivalents, and investments of $25.1 million, we had $150 million of debt, and had no amounts outstanding under our unsecured credit facility discussed below. In April 2013, we received the funding of our Notes with net proceeds of $149.3 million, as described in more detail below. The $25.1 million of cash, cash equivalents, and investments was made up of the following:

•	$0.4 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$15.2 million and $9.5 million invested in short and long-term investments, respectively.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations; if necessary, we have the ability to borrow under our unsecured credit facility, subject to availability as determined by our financial covenants. The total amount we have available under the credit facility could be limited if our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) decreased significantly over several quarters, as discussed in more detail below under the heading "Unsecured Credit Facility." Due to the decreasing levels of adjusted EBITDA during 2013, the aggregate amount available to us under the facility as of December 31, 2013, was limited to $222 million. The following summarizes our cash flow activity for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows provided by Operating Activities	$64,898	$187,834	$173,869
Cash Flows used in Investing Activities	$(246,439)	$(170,183)	$(174,802)
Cash Flows provided by (used in) Financing Activities	$148,316	$(57,404)	$(1,828)

Operating Activities
Total cash provided by operating activities for the year ended December 31, 2013, was $64.9 million, a decrease of $122.9 million compared with the year ended December 31, 2012. The primary driver of this decline was lower sales volumes and a lower average net realized sales price for potash, as discussed previously, which, together, resulted in lower net income. Cash provided by operating activities for the year ended December 31, 2013, was negatively impacted by an increase in inventory of $51.7 million as inventory levels and per-ton production costs both increased.
Total cash provided by operating activities increased by $14.0 million in 2012 compared to 2011. Inventory decreased $11.2 million as we increased our sales levels ahead of production in 2012, which increased our operating cash flows. In addition, we experienced an increase in trade and other receivables, which is related to a refundable employment-related credit in the State of New Mexico.
Investing Activities
Total cash used in investing activities increased $76.3 million in 2013 compared with the comparable period in 2012 as a result of lower proceeds from the sale of investments, and a slight increase in capital investments. The decline in proceeds from investments was the result of the overall lower level of investments as the investment portfolio was utilized to fund our capital projects. In 2013, we also received $6.1 million of proceeds from the sale of assets, most of which were received as we entered into a sale leaseback transaction for certain mining equipment purchased earlier in 2013. Total cash used in investing activities decreased in 2012 compared to 2011 due to an increase in the proceeds from the sale of investments and a reduction in purchases of investments. These net proceeds were used to fund our increased activity associated with investments in property, plant, and equipment, mineral properties and development costs of $246.4 million in 2012, and the special dividend paid in December 2012. The level of capital investment in 2012 increased from the $137.1 million invested in 2011.
Financing Activities
Total cash provided by financing activities of $148.3 million primarily consisted of proceeds from long-term debt related to the funding of our Notes in April 2013, which have an aggregate principal amount of $150 million.
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
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of $250 million. The facility was amended in August 2013 to extend the maturity date by two years to August 2018, to decrease the applicable interest rates on any borrowings, to decrease our quarterly commitment fees, and to increase our maximum allowable leverage ratio to 3.5. Our minimum allowable fixed charge coverage ratio under the facility remains at 1.3. The facility is unsecured and is guaranteed by our material subsidiaries.

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
As of January 31, 2014, we had advances outstanding under the facility of $10 million and we expect to have advances outstanding under the facility periodically during 2014. As a result of declines in our adjusted EBITDA over the last four fiscal quarters, the total amount available to us under the facility was limited to approximately $222 million as of December 31, 2013. Based on current market conditions, we expect that the total amount available to us under the facility will be substantially reduced during 2014. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.

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
The Notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. We are currently in compliance with each of these financial covenants. Interest on the Notes began accruing on April 16, 2013, and is paid semiannually on April 16 and October 16 of each year.
Contractual Obligations
As of December 31, 2013, we had contractual obligations totaling $294.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2014	2015	2016	2017	2018	More Than 5 Years
	(In thousands)
Long-term debt(1)	$150,000	$—	$—	$—	$—	$—	$150,000
Fixed rate interest obligations on long-term debt(2)	52,404	5,723	5,723	5,723	5,723	5,723	23,789
Operating lease obligations(3)	19,251	4,045	3,906	3,478	3,332	3,256	1,234
Purchase commitments(4)	1,047	912	135	—	—	—	—
Natural gas purchase commitments(5)	6,998	6,998	—	—	—	—	—
Asset retirement obligation(6)	54,878	1,088	3,356	1,656	1,705	1,031	46,042
Minimum royalty payments(7)	9,800	392	392	392	392	392	7,840
Total	$294,378	$19,158	$13,512	$11,249	$11,152	$10,402	$228,905

(1)	Intrepid issued $150 million aggregate principal amount of the Notes on April 16, 2013. The Notes mature in three tranches in 2020, 2023, and 2025.

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

(5)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.01 to $0.13 per MMBtu, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(6)
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2018. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today’s dollars and are undiscounted.

(7)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Results of Operations for the Years ended December 31, 2013, and 2012
Net Sales
Net sales of potash decreased $117.0 million, or 31%, from $381.0 million for the year ended December 31, 2012, to $264.0 million for the year ended December 31, 2013. This decrease was the result of an 18% decrease in sales volumes of potash in addition to a decrease in the average net realized sales price of potash by $72 per ton, or 16%, in the comparable period. Our customers delayed purchases of potash in 2013 given downward pressure on potash prices driven by softness and uncertainty in the global potash market, as discussed previously.
Net sales of Trio® increased from $41.2 million for the year ended December 31, 2012, to $43.4 million for the year ended December 31, 2013, due to a 7% increase in the average net realized sales price of Trio® offset by a slight decrease of 2% in the volume of sales. We continue to see strong demand for our Trio® product, particularly the granular-sized and pelletized products. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Dealers' and farmers' recognition of the benefits of this low chloride product, however, coupled with the added value of magnesium and sulfate from this specialty product, translated into higher prices despite sequentially lower potash prices during 2013.
Our production volume of potash in 2013 was 780,000 tons, or 16,000 tons less than in 2012. Our Trio® production increased 46,000 tons, or 35%, in 2013 as we continue to progress with operating our langbeinite facility more effectively and efficiently.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$212.9	$236.5	$(23.6)	(10)%
Cost per ton of potash sold(1)	$260	$240	$20	8%
Cost per ton of Trio® sold(2)	$274	$286	$(12)	(4)%

(1)	Depreciation and depletion expense for potash was $35.6 million and $35.8 million in 2013 and 2012, respectively, which equates to $52 and $43 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $6.8 million and $7.6 million in 2013 and 2012, respectively, which equates to $55 and $61 on a per-ton basis.

Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $20 per ton, or 8%, from $240 per ton for the year ended December 31, 2012, to $260 per ton for the year ended December 31, 2013. We experienced higher cash operating costs per ton in 2013 due to increased production costs per ton at our East and West facilities resulting from comparatively lower production levels as we work through more complex ore zones at our East facility and our recovery improvement projects at our West facility, each discussed previously.
Total cost of goods sold of Trio® decreased $12 per ton, or 4%, from $286 per ton for the year ended December 31, 2012, to $274 per ton for the year ended December 31, 2013. This decrease in cost of goods sold on a per-ton basis was primarily due to higher Trio® production volumes in 2013 over which production costs are allocated.
In total, our cost of goods sold decreased $23.6 million, or 10%, from $236.5 million in 2012 to $212.9 million in 2013, as a result of fewer tons of potash sold in 2013. As a percentage of sales, cost of goods sold increased as our production costs increased while our total production decreased, resulting in higher per ton inventory values. The increases in production costs were the result of increases in labor costs, natural gas, electricity, maintenance and professional services during the year ended December 31, 2013.
On a comparative basis, and within our production costs, depreciation and depletion increased $12.4 million, or 29%, during 2013 as a result of the significant capital investments being placed into service during the last year. We expect depreciation expense to continue to increase into the early part of 2014 on both an actual dollar basis and on a per-ton basis due to the assets placed in service in the latter half of 2013 and the first part of 2014 are completed. We manage capital investments to maintain the productivity of our mines and to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses were $33.8 million in both 2013 and in 2012.
Other Operating Expense
During 2013, we received notification that our application for certain New Mexico employment-related credits had been denied, as discussed previously. Although we plan to vigorously pursue all available means to recover these credits, we recorded a reserve of $2.8 million against previously filed claims in "Other expense" included in Operating income in the consolidated statement of operations in 2013.
Also in 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted in prior periods. The receipt of the refund removed uncertainty about the amount and collection of the refund and therefore, we recorded $1.7 million of income, which was also recorded in "Other expense" included in Operating income in the consolidated statement of operations in 2013.
Other Income (Expense)
In April 2013, we funded $2.0 million to settle all pension plan liabilities and recorded an additional expense of approximately $1.9 million to reflect the termination of the pension plan. This amount is recorded as "Other income (expense)" in the consolidated statements of operations for the year ended December 31, 2013, and represents the difference between the final amount funded, and the sum of the recorded pension liability and the unrecognized actuarial losses included in accumulated other comprehensive income.

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
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $17 per ton, or 8%, from $223 per ton for the year ended December 31, 2011, to $240 per ton for the year ended December 31, 2012. We experienced higher cash operating costs per ton for the year ended December 31, 2012, caused by higher per ton production costs at our East mine in 2012 as operating time and plant availability at our East mine, particularly during the first half of the year, was negatively impacted by the reliability of key elements of our production process. As a result, our per ton carrying value of inventory at the East mine entering 2012 and in early 2012 was higher than we had experienced in 2011. As we sold through that inventory, and produced higher cost tons during 2012, these higher cost tons were reflected as cost of goods sold in 2012. In addition, we realized higher depreciation per ton for the year ended December 31, 2012, due to an increase in depreciation expense associated with the capital projects completed in 2011 and 2012, combined with lower production during 2012.
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
On a comparative basis and within our production costs, depreciation and depletion increased $11.6 million, or 37%, during 2012 as a result of the significant capital investments being brought on line over the last two years. We expect depreciation expense to continue to increase on both an actual dollar basis and on a per ton basis as we continue to invest capital into our operations. We manage capital investments to maintain the productivity of our mines and to increase production and generate incremental returns on invested capital.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2013, included elsewhere in this Annual Report on Form 10-K.
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
Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price, cash operating costs and average potash and Trio® gross margin. These non-GAAP financial measures should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of these non-GAAP financial measures varies among companies, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies.

We believe these non-GAAP financial measures provide useful information to investors for analysis of our business. We also refer to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are widely used by professional research analysts and others in the valuation, comparison and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.

Net sales and average net realized sales price are non-GAAP financial measures. Net sales are calculated as sales less freight costs. Average net realized sales price is calculated as net sales, divided by the number of tons sold in the period. We consider net sales and average net realized sales price to be useful because they remove the effect of transportation and delivery costs on sales and pricing. When we arrange transportation and delivery for a customer, we include in revenue and in freight costs the costs associated with transportation and delivery. However, many of our customers arrange for and pay their own transportation and delivery costs, in which case these costs are not included in our revenue and freight costs. We use net sales and average net realized sales price as key performance indicators to analyze sales and price trends. We also use net sales as one of the measures under our performance-based compensation programs for employees.

Cash operating costs is a non-GAAP financial measure that is calculated as total of cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehouse and handling costs. We consider cash operating costs to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs as an indicator of performance and operating efficiencies and as one of the measures under our performance-based compensation programs for employees.

Average potash and Trio® gross margin are non-GAAP financial measures and are calculated by subtracting the sum of total cost of goods sold and warehousing and handling costs from the average net realized sales price. We believe the average gross margin for both potash and Trio® to be useful as they represent the average amount of margin we realize on each ton of potash and Trio® sold.

Below is a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure, for the years ended December 31, 2013, 2012, and 2011:

Net Sales and Average Net Realized Sales Price

	Year Ended December 31, 2013
	Potash	Trio®	Total
Sales	$284,831	$51,481	$336,312
Freight costs	20,796	8,060	28,856
Net sales	$264,035	$43,421	$307,456

Divided by:
Tons sold (in thousands)	692	123
Average net realized sales price per ton	$382	$352

	Year Ended December 31, 2012
	Potash	Trio®	Total
Sales	$402,382	$48,934	$451,316
Freight costs	21,396	7,768	29,164
Net sales	$380,986	$41,166	$422,152

Divided by:
Tons sold (in thousands)	839	125
Average net realized sales price per ton	$454	$329

	Year Ended December 31, 2011
	Potash	Trio®	Total
Sales	$392,331	$50,623	$442,954
Freight costs	18,470	9,869	28,339
Net sales	$373,861	$40,754	$414,615

Divided by:
Tons sold (in thousands)	793	173
Average net realized sales price per ton	$472	$236

Cash Operating Costs

	Year Ended December 31, 2013
	Potash	Trio®	Total
Cost of goods sold	$179,207	$33,657	$212,864
Divided by sales volume (in thousands of tons)	692	123
Cost of goods sold per ton	$260	$274
Less per-ton adjustments
Depreciation and depletion	$52	$55
Royalties	13	18
Cash operating costs per ton	$195	$201

	Year Ended December 31, 2012
	Potash	Trio®	Total
Cost of goods sold	$200,661	$35,819	$236,480
Divided by sales volume (in thousands of tons)	839	125
Cost of goods sold per ton	$240	$286
Less per-ton adjustments
Depreciation and depletion	$43	$61
Royalties	17	16
Cash operating costs per ton	$180	$209

	Year Ended December 31, 2011
	Potash	Trio®	Total
Cost of goods sold	$176,652	$37,018	$213,670
Divided by sales volume (in thousands of tons)	793	173
Cost of goods sold per ton	$223	$214
Less per-ton adjustments
Depreciation and depletion	$33	$22
Royalties	17	12
Cash operating costs per ton	$173	$180

Average Potash or Trio® Gross Margin

	Year Ended December 31,
	2013	2012	2011
Potash
Average potash net realized sales price*	$382	$454	$472
Less total potash cost of goods sold	260	240	223
Less potash warehousing and handling costs	16	15	14
Average potash gross margin per ton	$106	$199	$235

	Year Ended December 31,
	2013	2012	2011
Trio®
Average Trio® net realized sales price*	$352	$329	$236
Less total Trio® cost of goods sold	274	286	214
Less Trio® warehousing and handling costs	15	16	15
Average Trio® gross margin per ton	$63	$27	$7

* The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2013, we had no natural gas derivative contracts.
Interest Rate Fluctuations
We have a $250.0 million unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent, which expires in August 2018. Balances outstanding under the unsecured credit facility bear interest at a floating rate which, at our option, is either (1) the London Interbank Offered Rate (LIBOR) plus a margin of between 1.125% and 2.25%, depending upon our leverage ratio as defined in the facility; or (2) an alternative base rate plus a margin of between 0.125% and 1.25%, depending upon our leverage ratio as defined in the facility. The interest rate paid under our unsecured credit facility on any debt varies both with the change in LIBOR and with our leverage ratio. As of December 31, 2013, no amounts were outstanding on this facility.
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
Because these Notes bear interest at a fixed rate, we do not bear interest rate risk on these Notes. The fair value of the notes does however fluctuate based on the assessment of our credit and movements in market interest rates. As of December 31, 2013, the estimated fair value of these notes is $129 million.
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
Foreign Exchange Rate Fluctuations

We typically have low balances of accounts receivable denominated in Canadian dollars and, as a result, we have minimal direct foreign exchange risk. We do, however, have an indirect foreign exchange risk due to the industry in which we operate. Specifically, the United States imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin as measured in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tend to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices significantly to increase sales volumes while maintaining margins as measured in their local currencies. A decrease in the average net realized sales price of our potash would adversely affect our operating results.

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
Based on their evaluation as of December 31, 2013, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Executive Chairman of the Board and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 11, 2014, we terminated the Amended and Restated Non-Exclusive Aircraft Dry-Lease Agreement (the “Dry Lease”), dated as of January 1, 2013, between BH Holdings LLC (“BH Holdings”) and us. The termination is effective as of January 1, 2014.

BH Holdings is indirectly owned by Robert P. Jornayvaz III, our Executive Chairman of the Board, and Hugh E. Harvey, Jr., our Executive Vice Chairman of the Board.

Under the Dry Lease, we had agreed to lease an aircraft from BH Holdings for an initial one-year term, which term thereafter automatically renewed for successive one-year terms. On a monthly basis, we paid $3,000 per flight hour and up to half of the fixed costs for the use of the aircraft. At the end of each calendar year, these amounts were adjusted upwards or downwards to reflect the actual costs attributable to our usage of the aircraft during that year. We were also responsible for certain taxes and any deductible amounts applicable to any claim under BH Holdings’ insurance policies with respect to the aircraft relating to our use of the aircraft. We terminated the Dry Lease because we no longer intend to use the aircraft.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     (1) and (a)(2) Financial Statements and Financial Statement Schedules:
All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.
(a)Exhibits. The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	November 19, 2010
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2
Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC
		8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4
Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC
		10-K for the Year Ended December 31, 2011	February 16, 2012
10.5	Credit Agreement, dated as of August 3, 2011, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent	8-K	August 8, 2011
10.6
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guaranty, dated as of August 5, 2013, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent
		8-K	August 5, 2013
10.7	Note Purchase Agreement, dated as of August 28, 2012, by and among Intrepid Potash, Inc. and the purchasers named therein	8-K	August 28, 2012
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011

10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.12	Intrepid Potash, Inc. Equity Incentive Plan+	8-K	May 30, 2012
10.13	2012 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.14	2013 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013
10.15	2012 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	March 7, 2012
10.16	2013 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013
10.17	2012 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	March 7, 2012
10.18	2013 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013
10.19	Form of Stock Option Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.20	Intrepid Potash, Inc. Short-Term Incentive Plan+	8-K	May 30, 2012
10.21	Form of Change-of-Control Severance Agreement with each executive officer+	10-Q for the Quarter Ended September 30, 2011	November 3, 2011
10.22	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.23	Amended and Restated Non-Exclusive Aircraft Dry-Lease Agreement, dated as of January 1, 2013, by and between Intrepid Potash, Inc. and BH Holdings LLC	8-K	June 17, 2013
10.24
Termination Letter, dated February 11, 2014, relating to the Amended and Restated Non-Exclusive Aircraft Dry-Lease Agreement, dated as of January 1, 2013, by and between Intrepid Potash, Inc. and BH Holdings LLC
*
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*

99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended June 30, 2009	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended March 31, 2010	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q for the Quarter Ended March 31, 2011	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended March 31, 2013	May 2, 2013
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

February 12, 2014	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

February 12, 2014	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

February 12, 2014	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board	February 12, 2014
Robert P. Jornayvaz III

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 12, 2014
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 12, 2014
Terry Considine

/s/ Chris A. Elliott	Director	February 12, 2014
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 12, 2014
J. Landis Martin

/s/ Barth E. Whitham	Director	February 12, 2014
Barth E. Whitham

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 12, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on Intrepid Potash, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 12, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 12, 2014

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$394	$33,619
Short-term investments	15,214	24,128
Accounts receivable:
Trade, net	20,837	31,508
Other receivables	7,457	9,122
Refundable income taxes	15,722	3,306
Inventory, net	105,011	53,275
Prepaid expenses and other current assets	5,653	5,393
Current deferred tax asset	8,341	2,005
Total current assets	178,629	162,356

Property, plant, and equipment, net of accumulated depreciation
of $197,108 and $142,137, respectively	689,662	543,169
Mineral properties and development costs, net of accumulated
depletion of $13,165 and $11,060, respectively	136,907	94,096
Long-term parts inventory, net	12,469	10,208
Long-term investments	9,505	—
Other assets	4,252	4,246
Non-current deferred tax asset	143,849	180,548
Total Assets	$1,175,273	$994,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$27,552	$19,431
Related parties	50	203
Accrued liabilities	29,845	32,496
Accrued employee compensation and benefits	9,122	11,680
Other current liabilities	2,059	3,578
Total current liabilities	68,628	67,388

Long-term debt	150,000	—
Asset retirement obligation	19,959	19,344
Other non-current liabilities	2,715	2,155
Total Liabilities	241,302	88,887

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,405,410 and 75,312,805 shares
outstanding at December 31, 2013, and 2012, respectively	75	75
Additional paid-in capital	572,616	568,375
Accumulated other comprehensive loss	(10)	(1,729)
Retained earnings	361,290	339,015
Total Stockholders' Equity	933,971	905,736
Total Liabilities and Stockholders' Equity	$1,175,273	$994,623
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Sales	$336,312	$451,316	$442,954
Less:
Freight costs	28,856	29,164	28,339
Warehousing and handling costs	13,027	14,966	14,027
Cost of goods sold	212,864	236,480	213,670
Lower of cost or market inventory adjustments	3,650	568	698
Gross Margin	77,915	170,138	186,220

Selling and administrative	33,768	33,750	31,807
Accretion of asset retirement obligation	1,499	724	750
Insurance settlements income from
property and business losses	—	—	(12,500)
Other expense (income)	1,806	263	(7,714)
Operating Income	40,842	135,401	173,877

Other Income (Expense)
Interest expense, including realized and
unrealized derivative gains and losses	(1,531)	(905)	(869)
Interest income	524	1,843	1,730
Other (expense) income	(1,742)	588	523
Income Before Income Taxes	38,093	136,927	175,261

Income Tax Expense	(15,818)	(49,484)	(65,850)
Net Income	$22,275	$87,443	$109,411

Weighted Average Shares Outstanding:
Basic	75,378,655	75,276,609	75,180,714
Diluted	75,406,727	75,336,982	75,281,050
Earnings Per Share:
Basic	$0.30	$1.16	$1.46
Diluted	$0.30	$1.16	$1.45
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$22,275	$87,443	$109,411
Other Comprehensive Income (Loss):
Pension liability adjustment (net of tax effect of $(1,115), $177, and $451, respectively)	1,700	(269)	(698)
Unrealized gain (loss) on investments available for sale (net of tax effect of $(12), $18, and $19, respectively)	19	(29)	(31)
Other Comprehensive Income (Loss)	1,719	(298)	(729)
Comprehensive Income	$23,994	$87,145	$108,682

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	75,110,875	$75	$559,675	$(702)	$198,793	$757,841
Pension liability adjustment	—	—	—	(698)	—	(698)
Unrealized loss on investment available for sale	—	—	—	(31)	—	(31)
Net income	—	—	—	—	109,411	109,411
Stock-based compensation	—	—	4,984	—	—	4,984
Issuance of common stock upon exercise of stock options	14,739	—	330	—	—	330
Change in excess income tax benefit from stock- based compensation	—	—	413	—	—	413
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	81,919	—	(1,117)	—	—	(1,117)
Balance, December 31, 2011	75,207,533	75	564,285	(1,431)	308,204	871,133
Pension liability adjustment	—	—	—	(269)	—	(269)
Unrealized loss on investment available for sale	—	—	—	(29)	—	(29)
Net income	—	—	—	—	87,443	87,443
Stock-based compensation	—	—	5,116	—	—	5,116
Issuance of common stock upon exercise of stock options	1,649	—	34	—	—	34
Change in excess income tax benefit from stock- based compensation	—	—	(182)	—	—	(182)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	103,623	—	(878)	—	—	(878)
Common stock cash dividend ($0.75 per share)	—	—	—	—	(56,632)	(56,632)
Balance, December 31, 2012	75,312,805	75	568,375	(1,729)	339,015	905,736
Pension liability adjustment	—	—	—	1,700	—	1,700
Unrealized gain on investments available for sale	—	—	—	19	—	19
Net income	—	—	—	—	22,275	22,275
Stock-based compensation	—	—	5,123	—	—	5,123
Change in excess income tax benefit from stock- based compensation	—	—	(230)	—	—	(230)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	92,605	—	(652)	—	—	(652)
Balance, December 31, 2013	75,405,410	$75	$572,616	$(10)	$361,290	$933,971

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$22,275	$87,443	$109,411
Deferred income taxes	30,092	38,011	49,028
Insurance settlements income from property and business losses	—	—	(12,500)
Items not affecting cash:
Depreciation, depletion, and accretion	61,303	47,599	35,787
Stock-based compensation	5,123	5,116	4,984
Loss on settlement of pension liabilities	1,872	—	—
Unrealized derivative gain	—	(1,049)	(1,289)
Lower of cost or market inventory adjustments	3,650	568	698
Other	2,522	3,259	1,822
Changes in operating assets and liabilities:
Trade accounts receivable, net	10,671	(2,204)	(5,537)
Other receivables, net	1,668	(2,223)	(5,743)
Refundable income taxes	(12,417)	1,187	2,051
Inventory, net	(57,647)	1,464	(9,734)
Prepaid expenses and other assets	(150)	(378)	1,383
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(2,752)	7,324	5,225
Other liabilities	(1,312)	1,717	(1,717)
Net cash provided by operating activities	64,898	187,834	173,869

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(204,749)	(192,949)	(135,700)
Additions to mineral properties and development costs	(45,736)	(53,457)	(1,414)
Proceeds from sale of property, plant, and equipment	6,088	2	—
Proceeds from insurance settlements from property and business losses	—	—	806
Purchases of investments	(80,235)	(85,359)	(102,031)
Proceeds from investments	78,193	161,580	63,537
Net cash used in investing activities	(246,439)	(170,183)	(174,802)

Cash Flows from Financing Activities:
Proceeds from long-term debt	150,000	—	—
Cash paid for common stock dividend	—	(56,474)	—
Debt issuance costs	(1,032)	(141)	(1,454)
Employee tax withholding paid for restricted stock upon vesting	(652)	(878)	(1,117)
Excess income tax benefit from stock-based compensation	—	55	413
Proceeds from exercise of stock options	—	34	330
Net cash provided by (used in) financing activities	148,316	(57,404)	(1,828)

Net Change in Cash and Cash Equivalents	(33,225)	(39,753)	(2,761)
Cash and Cash Equivalents, beginning of period	33,619	73,372	76,133
Cash and Cash Equivalents, end of period	$394	$33,619	$73,372

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, net of $2.6 million, $0 million, and $0 million of capitalized interest, including settlements on derivatives	$772	$1,840	$1,348
Income taxes	$25	$8,379	$13,878
Accrued purchases for property, plant, and equipment, and mineral properties and development costs	$29,692	$25,204	$17,350
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
Intrepid Potash, Inc. (individually or in any combination with its subsidiaries, “Intrepid”) produces muriate of potash (“potassium chloride” or “potash”) and langbeinite. Langbeinite, which is marketed for sale as Trio®, is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. Intrepid sells potash and Trio® primarily into the agricultural market as a fertilizer. Intrepid also sells these products into the animal feed market as a nutritional supplement and sells potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, Intrepid sells by-products including salt and magnesium chloride.
Intrepid owns six active potash production facilities: four in New Mexico, and two in Utah. In late 2013, Intrepid substantially completed construction of its HB Solar Solution mine, near Carlsbad, New Mexico. Intrepid has placed the majority of newly constructed assets into service from the HB Solar Solution mine project, including assets related to the solar evaporation ponds and major components of the processing plant as of December 31, 2013. Intrepid successfully harvested ore and ran the plant in 2013 and has begun producing potash from the HB Solar Solution mine in early 2014.
Production comes from two underground mines and the HB Solar Solution mine in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Production will be added from the HB Solar Solution mine in the Carlsbad region of New Mexico. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then centrally determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price to Intrepid. Intrepid calculates average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of receivables, valuation of our deferred tax assets, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of Intrepid’s mineral properties, the useful lives of related property, plant, and equipment, estimates associated with asset retirement obligations, and depreciation expenses. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is not recognized for these transactions until shipment because the risks and rewards of ownership have not transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined upon resale of the product by the customer, revenue is deferred until the final sales price is known.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, and corporate convertible debentures, which have been classified as either held-to-maturity or available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to Intrepid greater than one year. With regard to the financial instruments classified as held-to-maturity investments, they are carried on the consolidated balance sheets at cost, net of amortized premiums or discounts paid. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Accumulated other comprehensive income" on the consolidated balance sheets. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Intrepid's financial instruments include cash and cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. All available-for-sale investments are carried at fair value. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the long-term fixed-rate debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings. Although there are no amounts currently outstanding under Intrepid’s unsecured credit facility, any borrowings that become outstanding would bear interest at a floating rate and therefore be recorded at their estimated fair value.
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
Dilutive securities, including stock options, non-vested restricted stock and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted shares of common stock and outstanding stock options. For the years ended December 31, 2013, 2012, and 2011, a weighted average of 142,968, 116,138 and 37,681 non-vested shares of restricted common stock and 317,433, 192,258 and 154,301 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the years ended December 31, 2013, and 2012, zero and 518 shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$22,275	$87,443	$109,411
Basic weighted average common shares outstanding	75,379	75,277	75,181
Add: Dilutive effect of non-vested restricted common stock	21	46	58
Add: Dilutive effect of stock options outstanding	2	13	42
Add: Dilutive effect of performance units	5	1	—
Diluted weighted average common shares outstanding	75,407	75,337	75,281
Earnings per share:
Basic	$0.30	$1.16	$1.46
Diluted	$0.30	$1.16	$1.45

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of the Company’s cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2013, and 2012 (in thousands):

	December 31,
	2013	2012
Cash	$18	$6,063
Commercial paper and money market accounts	376	27,556
Total cash and cash equivalents	$394	$33,619

Corporate bonds	$12,954	$17,462
Certificates of deposit and time deposits	2,260	6,666
Total short-term investments	$15,214	$24,128

Corporate bonds	$9,505	$—
Total long-term investments	$9,505	$—

Total cash, cash equivalents, and investments	$25,113	$57,747

The following table summarizes the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of December 31, 2013, and 2012 (in thousands):

	December 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$22,475	$3	$(19)	$22,459
Certificates of deposit and time deposits	2,260	—	—	2,260
Total available-for-sale securities	$24,735	$3	$(19)	$24,719

	December 31, 2012
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$17,510	$14	$(62)	$17,462
Certificates of deposit and time deposits	166	—	—	166
Total available-for-sale securities	$17,676	$14	$(62)	$17,628
The fair values of Intrepid's investments in corporate bonds are below their respective costs due to recent increases in short-term interest rates. However, Intrepid considers the unrealized losses on these investments to be temporary given Intrepid's current plans to hold the investments to maturity, which are all within the next two years. For the years ended December 31, 2013, and 2012, Intrepid's available-for-sale investments had gross realized gains of approximately $53,000 and $128,000, respectively. For the years ended December 31, 2013, and 2012, Intrepid recognized gross realized losses of approximately $21,000 and zero, respectively, on investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2013, and 2012, respectively (in thousands):

	December 31,
	2013	2012
Finished goods product inventory, net	$66,565	$26,856
In-process mineral inventory	17,841	9,110
Total product inventory, net	84,406	35,966
Current parts inventory	20,605	17,309
Total current inventory, net	105,011	53,275
Long-term parts inventory	12,469	10,208
Total inventory, net	$117,480	$63,483
Parts inventories are shown net of any required reserves. During the years ended December 31, 2013, 2012, and 2011, Intrepid recorded charges of approximately $3.7 million, $0.6 million, and $0.7 million, respectively, as a result of routine lower of weighted average cost or estimated net realizable value assessments on its finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment” and “Mineral properties and development costs” were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2013	2012	Lower Limit	Upper Limit
Buildings and plant	$248,017	$148,989	4	25
Machinery and equipment	472,250	334,128	3	25
Vehicles	13,455	11,868	3	7
Office equipment and improvements	18,846	15,766	2	10
Ponds and land improvements	74,166	15,835	5	25
Construction in progress	59,538	158,422
Land	498	298
Accumulated depreciation	(197,108)	(142,137)
	$689,662	$543,169

Mineral properties and development costs	$145,822	$74,712	10	25
Construction in progress	4,250	30,444
Accumulated depletion	(13,165)	(11,060)
	$136,907	$94,096
Intrepid incurred the following costs for depreciation, depletion, amortization, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Depreciation	$57,670	$45,559	$33,572
Depletion	2,134	1,316	1,373
Amortization	—	—	92
Accretion	1,499	724	750
Total incurred	$61,303	$47,599	$35,787

Note 7 — ACCRUED LIABILITIES
The components of "Accrued Liabilities" as of December 31, 2013, and 2012 were as follows:

	December 31,
	2013	2012
	(in thousands)
Accrued construction in progress	$21,152	$25,204
Accrued property taxes	1,714	1,327
Accrued utilities	1,868	1,768
Other accrued liabilities	5,111	4,197
Total Accrued Liabilities	$29,845	$32,496

Note 8 — DEBT
Unsecured Credit Facility—Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a total revolving credit facility of up to $250 million. The facility was amended in August 2013 to extend the maturity date by two years to August 2018, to decrease the applicable interest rates on any borrowings, to decrease the quarterly commitment fees, and to increase the maximum allowable leverage ratio to 3.5. The minimum allowable fixed charge coverage ratio under the facility remains at 1.3.

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
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. As of December 31, 2013, and 2012, there were no amounts outstanding under the facility. The amount available to Intrepid under the facility is calculated based on applying the financial covenants. As of December 31, 2013, $222 million of the facility was available to Intrepid.
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
The Notes are senior unsecured obligations of Intrepid and rank equally in right of payment with any other unsubordinated unsecured indebtedness of Intrepid and share the same financial covenants. The obligations under the Notes are unconditionally guaranteed by Intrepid's material subsidiaries.
Intrepid was in compliance with all covenants as of December 31, 2013.
Interest on the Notes began accruing on April 16, 2013, the date the Notes were issued. Interest is paid semiannually on April 16 and October 16 of each year, beginning on October 16, 2013.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the years ended December 31, 2013, 2012, and 2011 of $4.9 million, $0.9 million, and $0.9 million, respectively. Intrepid capitalized $3.4 million of interest during the year ended December 31, 2013. Intrepid had no capitalized interest in 2012 or 2011.
Note 9 — ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to Intrepid’s asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Asset retirement obligation, at beginning of period	$20,579	$9,708	$9,478
Liabilities settled	(571)	(173)	—
Liabilities incurred	351	2,114	222
Changes in estimated obligations	(811)	8,206	(742)
Accretion of discount	1,499	724	750
Total asset retirement obligation, at end of period	$21,047	$20,579	$9,708
The current portion of asset retirement obligations of $1.1 million and $1.2 million was included in "Other" current liabilities on the consolidated balance sheets as of December 31, 2013, and December 31, 2012. The undiscounted amount of asset retirement obligation is $54.9 million as of December 31, 2013, of which Intrepid estimates approximately $8.8 million in payments may occur in the next five years.
Note 10 — COMPENSATION PLANS
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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders have adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2013, the following awards were outstanding under the plan: 352,050 shares of non-vested restricted shares of common stock; 32,028 non-vested performance units representing shares of common stock; and options to purchase 337,587 shares of common stock. As of December 31, 2013, approximately 3.7 million shares of common stock remained available for issuance under the Plan.
Common Stock—On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") approves the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s annual stockholders’ meeting for the following year. During the years ended December 31, 2013, 2012 and 2011, the Compensation Committee approved awards of 17,680, 14,812 and 9,616 shares of common stock, respectively. These shares of common stock were granted without restrictions and vested immediately.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $3.5 million, $3.2 million and $3.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts are net of estimated forfeiture adjustments. As of December 31, 2013, there was $4.9 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2015.
A summary of activity relating to Intrepid’s non-vested restricted common stock activity for the year ended December 31, 2013, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted common stock, beginning of period	240,757	$26.04
Granted	235,490	$19.25
Vested	(104,033)	$26.27
Forfeited	(20,164)	$22.13
Non-vested restricted common stock, end of period	352,050	$21.65

Performance Units—Since 2012, the Compensation Committee has granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The Compensation Committee issued two types of performance units: an operational performance-based award and a market condition-based award. The awards contain service conditions associated with continued employment, as well as an operational performance or market condition. The operational performance conditions are based on tons of potash and Trio® produced, and the market conditions are based on Intrepid's stock performance relative to a peer group and a broad market index. Based on performance under these metrics for the year ended December 31, 2013, the Compensation Committee certified that a total of 23,139 shares of common stock were earned under these awards, subject to vesting requirements. These performance shares are subject to vesting conditions that provided for issuance over a three-year period assuming continued employment by the individual grantees through the vesting dates. For the years ended December 31, 2013, and 2012, Intrepid recognized stock‑based compensation related to performance units of approximately $0.7 million and $0.4 million.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to Intrepid’s executive management and other selected employees as part of its annual award program. These stock options generally vest ratably over 3 years. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. No stock options were issued in the years ended December 31, 2013, and 2012.
The following assumptions were used to compute the weighted average fair market value of options granted during the period presented.

Year Ended December 31, 2011
Risk free interest rate	2.6%
Dividend yield	—
Estimated volatility	56%
Expected option life	6 years

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
For the years ended December 31, 2013, 2012, and 2011, Intrepid recognized stock-based compensation related to previously issued stock options of approximately $0.6 million, $1.2 million and $1.4 million, respectively. As of December 31, 2013, there was $0.1 million of total remaining unrecognized compensation expense related to unvested non-

qualified stock options that will be expensed through 2013 and 2014. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits.”
A summary of Intrepid’s stock option activity for the year ended December 31, 2013, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, beginning of period	344,691	$26.26			$13.13
Exercised	—				—
Forfeited	(1,474)	$35.69			$19.59
Expired	(5,630)	$25.03			$12.27
Outstanding non-qualified stock
options, end of period	337,587	$26.24	$—	5.7	$13.12

Vested or expected to vest, end
of period	337,186	$26.23	$—	5.7	$13.11

Exercisable non-qualified
stock options, end of period	307,664	$25.32	$—	5.7	$12.50

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted average grant-date fair value per share of options granted during the year ended December 31, 2011, was $19.59.
Note 11 — INCOME TAXES
Intrepid’s income tax provision is comprised of the elements below. A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current portion of income tax expense (benefit):
Federal	$(14,243)	$10,224	$12,191
State	(31)	1,237	4,631
Deferred portion of income tax expense:
Federal	25,050	32,451	38,133
State	5,042	5,572	10,895
Total income tax expense	$15,818	$49,484	$65,850
As of December 31, 2013, and 2012, Intrepid had a net deferred tax asset. Intrepid believes that it is more likely than not that the results of future operations should generate sufficient taxable income to realize the deferred tax assets, except for certain capital loss and state carryforwards for which a $2.2 million valuation allowance has been recorded, of which $1.8 million was incurred and recorded in 2013. As of December 31, 2013, Intrepid had approximately $30 million of federal net operating loss carryforwards which expire in 2033. Intrepid also has approximately $4.4 million in federal alternative minimum tax credits, and $1.9 million of research and development credits which begin to expire in 2031. There are no items that require disclosure in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for uncertainty in income taxes.

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(2,141)	$(1,897)
Inventory	6,864	1,649
Accrued employee compensation and benefits	1,764	2,044
Equity compensation	1,093	758
Other	761	(549)
Total current deferred tax assets	8,341	2,005
Non-current deferred tax assets:
Property, plant, equipment and mineral properties, net	108,049	156,415
Asset retirement obligation	9,073	8,304
AMT credits	4,417	6,811
Net operating loss carryforward	10,600	—
Other	11,710	9,018
Total non-current deferred tax assets	143,849	180,548
Total deferred tax asset	$152,190	$182,553
Intrepid is required to evaluate its deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to Intrepid’s current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which Intrepid is doing business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of Intrepid’s current and deferred income taxes, including the valuation of its deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. As of December 31, 2013, Intrepid's estimate of our blended state tax rate increased, resulting in an increase of the value of the deferred tax asset by net $0.9 million to reflect changes in business conditions in concert with changes in apportionment rules of the states in which it operates, and a decrease in the state tax rate for the state of New Mexico.
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
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	2011
Federal taxes at statutory rate	$13,333	$47,924	$61,341
Add:
State taxes, net of federal benefit	3,322	3,443	9,072
Domestic production activities deduction	1,265	(191)	(994)
Change in valuation allowance	1,841	—	437
Research and development credits	(1,560)	(326)	—
Change in state tax rate	(948)	981	(3,699)
Percentage depletion	(1,841)	(1,623)	—
Other	406	(724)	(307)
Net expense as calculated	$15,818	$49,484	$65,850

Effective tax rate	41.5%	36.1%	37.6%

Note 12 — COMMITMENTS AND CONTINGENCIES
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
Reclamation Deposits and Surety Bonds—As of December 31, 2013, and 2012, Intrepid had $17.3 million and $7.9 million, respectively, of security placed principally with the State of Utah and the BLM for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2013, and 2012, $0.5 million and $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $16.8 million and $7.4 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
New Mexico Employment Credits—During 2011, based on an approval and payment of an application with the State of New Mexico, Intrepid recorded $7.9 million of other operating income from the New Mexico High Wage Jobs Credit. Intrepid considered the approval and payment of these credits to be confirmation that the criteria for recognition was deemed probable and reasonably estimable. Since that time, Intrepid has recorded, and continues to record, the value of estimated refundable employment-related credits for qualified wages paid in New Mexico. The estimated recoverable value of these credits has been, and continues to be, reflected as a reduction to production costs and amounts yet to be collected are recorded in “Other receivables, net” in the consolidated balance sheets in the same period in which the credit is earned.
During 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings.  Intrepid believes the denial is improper and intends to vigorously pursue recovery of these credits.  Nonetheless, in 2013, Intrepid recorded a reserve of approximately $2.8 million for credits relating to the denied periods in order to reflect the denial of the claimed credits.  As the product inventory associated with the denied credits for periods prior to 2012 has since been sold, Intrepid recorded the expense associated with recording the reserve as an "Other expense" in Operating income in 2013. The value of credits associated with 2013 and 2012 have been established as a net receivable as of December 31, 2013, and is reflected in "Other receivables, net" in the consolidated balance sheets.
Legal— Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of December 31, 2013. However, Intrepid has established a legal reserve for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has certain operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2014	$4,045
2015	3,906
2016	3,478
2017	3,332
2018	3,256
Thereafter	1,234
Total	$19,251

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2013	$4,428
For the year ended December 31, 2012	$4,175
For the year ended December 31, 2011	$4,865

Note 13 — DERIVATIVE FINANCIAL INSTRUMENTS
Intrepid is exposed to global market risks, including the effect of changes in commodity prices and interest rates. From time to time, Intrepid uses derivatives to manage financial exposures that occur in the normal course of business. Intrepid does not enter into or hold derivatives for trading purposes. While all derivatives had been used for risk management purposes, and were originally entered into as economic hedges, they had not been designated as hedging instruments for accounting purposes.
Interest Rates
Prior to Intrepid's initial public offering in April 2008, Intrepid's predecessor historically managed a portion of its floating interest rate exposure on outstanding debt through the use of interest rate derivative contracts, as required by its credit agreement. Intrepid repaid its assumed debt obligations immediately subsequent to the closing of its initial public offering and, in the year ended December 31, 2012, closed its positions in the derivative financial instruments also assumed from its predecessor.
Intrepid did not have any derivative instruments outstanding during the year ended December 31, 2013. The following table presents the amounts of gain or (loss) recognized in income on derivatives affecting the consolidated statement of operations for the periods presented (in thousands):

	Location of gain (loss) recognized in income on derivative	Year Ended December 31,
Derivatives not designated as hedging instruments		2012	2011
Interest rate contracts:
Realized loss	Interest expense	$(1,103)	$(1,436)
Unrealized gain	Interest expense	1,049	1,289
Total loss	Interest expense	$(54)	$(147)
Note 14 — FAIR VALUE MEASUREMENTS

Intrepid applies the provisions of the FASB’s Accounting Standards Codification™ (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based on the significance level of the following inputs, as follows:

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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2013 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$22,459	$—	$22,459	$—

		Fair Value at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$17,462	$—	$17,462	$—
Certificate of deposits	$166	$—	$166	$—

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

Financial Instruments—The carrying values and fair values of our financial instruments as of December 31, 2013, and December 31, 2012, are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$394	$394	$33,619	$33,619
Certificate of deposits	2,260	2,260	6,666	6,666
Accounts receivable	28,294	28,294	40,630	40,630
Refundable income taxes	15,722	15,722	3,306	3,306
Accounts payable	27,602	27,602	19,634	19,634
Long-term debt	$150,000	$129,000	$—	$—

For cash and cash equivalents, certificate of deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments. As no established market for the long-term debt exists, the fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.
Note 15 — EMPLOYEE BENEFITS
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

Contributions
For the year ended December 31, 2013	$2,323
For the year ended December 31, 2012	$2,022
For the year ended December 31, 2011	$1,293
Defined Benefit Pension Plan
In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the Moab assets in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees’ Pension Plan (“Pension Plan”), a defined benefit pension plan. Pursuant to the terms of the Moab Purchase Agreement, employees transferring from the acquiree to Intrepid were granted credit under the Pension Plan for their prior service and for the benefits they had accrued under the acquiree’s pension plan, and approximately $1.5 million was transferred from the acquiree’s pension plan to the Pension Plan to accommodate the recognition of such prior service and benefits. In February 2002, Intrepid “froze” the benefits to be paid under the Pension Plan by limiting participation in the Pension Plan solely to employees hired before February 22, 2002, and by including only pay and service through February 22, 2002, in the calculation of benefits. However, Intrepid was required to maintain the Pension Plan for the existing participants and for the benefits they had accrued as of that date.
In December 2011, Intrepid adopted resolutions to terminate the Pension Plan. After receiving the necessary regulatory approvals, plan amendments, and participant settlement elections, Intrepid funded $2.0 million to settle all pension plan liabilities in April 2013. Upon funding, Intrepid was released from any further obligations under the pension plan. Accordingly, Intrepid recorded additional expense of approximately $1.9 million to reflect the termination of the pension plan in the year ended December 31, 2013. This amount is recorded as "Other income (expense)" in the consolidated statement of operations and represents the difference between the final amount funded and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.
The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets for the years ended December 31, 2013, 2012, and 2011, as measured on those dates, and a statement of the funded status as of December 31, 2013, 2012, and 2011. The impact of the decision to terminate the plan is estimated in the amounts disclosed below.

	Year Ended December 31,
	2013	2012	2011
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$5,486	$4,870	$3,802
Interest cost	28	93	195
Benefit payments	(5,721)	(175)	(143)
Actuarial losses	207	698	1,146
Plan amendments	—	—	(130)
Projected benefit obligation at end of period	—	5,486	4,870
Accumulated benefit obligation at end of period	—	5,486	4,870
Change in plan assets:
Fair value of plan assets at beginning of period	$3,702	$3,758	$2,789
Actual return on assets (net of expenses)	(1)	26	(43)
Employer contributions	2,020	93	1,155
Benefit payments	(5,721)	(175)	(143)
Fair value of plan assets at end of period	—	3,702	3,758
Unfunded status (1)	—	(1,784)	(1,112)
Items not yet recognized as a component of net periodic
pension cost:
Prior service cost arising during current period	$—	$(115)	$(131)
Unrecognized actuarial loss	$—	$2,930	$2,501
Prepaid benefit cost	$—	$1,031	$1,258
Accumulated other comprehensive income:
Prior service credit	$—	$(115)	$(131)
Net loss	$—	$2,930	$2,501
Components of net periodic benefit cost:
Interest cost	$28	$93	$195
Expected return on assets	—	—	(195)
Amortization of prior service cost	(5)	(16)	—
Amortization of actuarial loss	100	242	101
Settlement loss	2,928	—	—
Net period benefit cost	$3,051	$319	$101
Other comprehensive income	$—	$445	$1,153
Amounts included in AOCI expected to be recognized
during the next fiscal year:
Actuarial loss	$—	$285	$227

(1)	As of December 31, 2012, and 2011, amount is recognized on Intrepid's consolidated balance sheet in "Accrued employee compensation and benefits."
For December 31, 2012, projected benefit obligation and the accumulated benefit obligation final distribution of plan benefits in 2012 was assumed. The interest rates used were 2.7% for benefits currently in payment and 3.4% for all other annuity benefits. Lump sum benefits were valued using interest rates of 1.0% for years zero to four, 3.5% for years five to 19 and 4.6% for years 20 and after.
Prior to 2012, the basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan was 47% equity securities, 43% fixed income, 5% real estate, and 5% cash. In 2013, Intrepid liquidated the investment positions and reinvested the proceeds in U.S. treasury bills or similar investments prior to settling all pension plan liabilities.
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
Fair Value Measurement of Plan Assets: The fair value of the major asset classes of the Pension Plan’s assets using the fair value hierarchy as described in the footnote titled Fair Value Measurements and the inputs and valuation techniques used to measure fair value of such assets as of December 31, 2012, is as follows (in thousands):

		Fair Value at Reporting Date Using
Asset Class	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$3,702	$3,702	$—	$—
Cash Flows
Contributions: Intrepid contributed approximately $2.0 million to the Pension Plan in 2013.
Note 16 — RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2013, were as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance as of December 31, 2012	$(29)	$(1,700)	$(1,729)
Other comprehensive income before reclassifications	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive loss	23	1,700	1,723
Net current-period other comprehensive income	$19	$1,700	$1,719
Balance as of December 31, 2013	$(10)	$—	$(10)
The effects on net income of amounts reclassified from Accumulated other comprehensive loss for year ended December 31, 2013, were as follows (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Unrealized losses on available-for-sale securities	$38	Other income (expense)
Total before tax	38
Tax benefit	(15)
Net of tax	$23
Pension liability adjustment
Amortization of prior service cost and actuarial loss	$71	Selling and administrative
Termination of pension plan expense	2,744	Other income (expense)
Total before tax	2,815
Tax benefit	(1,115)
Net of tax	$1,700
Total reclassification for the period, net of tax	$1,723

Note 17 — RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, Intrepid received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consists of items for which Intrepid made compensating tax payments on behalf of vendors, as well as compensating tax payments on construction-related and service items during a period when the law was deemed unconstitutional. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, Intrepid recorded $1.7 million of income, which is reflected in "Other (expense) income" included in Operating income in the consolidated statements of operations for the year ended December 31, 2013.

Note 18 — RECOGNITION OF INCOME ASSOCIATED WITH DEFERRED INSURANCE PROCEEDS
In the first quarter of 2011, Intrepid completed the reconstruction and commissioning for its product warehouses at its East facility and finalized insurance settlement amounts related to the associated product inventory warehouse insurance claim that resulted from a wind event that occurred in 2006. As a result, the $11.7 million of deferred insurance proceeds that were recorded as of December 31, 2010, plus approximately $0.8 million of additional insurance proceeds, were recognized as income in the year ended December 31, 2011. The total of approximately $12.5 million has been recorded as “Insurance settlements income from property and business losses” on the consolidated statement of operations in the year ended December 31, 2011. There was no cash impact associated with this event in the year ended December 31, 2011, as the previously deferred insurance proceeds were paid to Intrepid prior to December 31, 2010, with the exception of the final insurance payment of approximately $0.8 million, which was paid to Intrepid in April 2011.

Note 19 — CONCENTRATION OF CREDIT RISK
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
Intrepid’s products are marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies.
In 2013, 2012, and 2011, one of our distributor customers accounted for approximately 11%, 22%, and 17%, respectively, of our sales, and another distributor customer who accounted for 7%, 9%, and 12% of sales, respectively. Intrepid operates in a competitive industry, and although Intrepid considers its relationship with these customers to be very important, Intrepid does not believe that the loss of these customers or a significant decline in their purchases would have a material adverse long-term effect on its financial results due to the regional demands for Intrepid's product.
In each of the last three years ended December 31, 2013, 2012, and 2011, approximately 96% of our sales were sold to customers located in the United States.
Intrepid maintains cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 20 — QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Sales	$73,806	$70,569	$92,680	$99,257
Cost of Goods Sold	$57,308	$46,780	$55,003	$53,773
Gross Margin	$3,159	$12,903	$28,053	$33,800
Net (Loss) Income	$(5,987)	$2,026	$11,317	$14,919
(Loss) Earnings Per Share, Basic	$(0.08)	$0.03	$0.15	$0.20
(Loss) Earnings Per Share, Diluted	$(0.08)	$0.03	$0.15	$0.20

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Sales	$110,939	$129,350	$98,784	$112,243
Cost of Goods Sold	$61,453	$63,382	$51,064	$60,581
Gross Margin	$37,183	$51,854	$39,895	$41,206
Net Income	$14,537	$33,267	$19,013	$20,626
Earnings Per Share, Basic	$0.19	$0.44	$0.25	$0.27
Earnings Per Share, Diluted	$0.19	$0.44	$0.25	$0.27