Form 10-Q
period 2014-03-31
Intrepid Potash, Inc.
filed 2014-05-01
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2014, the registrant had 76,077,710 shares of common stock, par value $0.001, outstanding (including 570,619 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,234	$394
Short-term investments	6,586	15,214
Accounts receivable:
Trade, net	30,268	20,837
Other receivables	10,773	7,457
Refundable income taxes	13,697	15,722
Inventory, net	93,065	105,011
Prepaid expenses and other current assets	4,549	5,653
Current deferred tax asset	6,987	8,341
Total current assets	169,159	178,629

Property, plant, equipment, and mineral properties, net	823,508	826,569
Long-term parts inventory, net	14,106	12,469
Long-term investments	2	9,505
Other assets, net	4,231	4,252
Non-current deferred tax asset	147,974	143,849
Total Assets	$1,158,980	$1,175,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$19,388	$27,552
Related parties	28	50
Accrued liabilities	21,521	29,845
Accrued employee compensation and benefits	9,557	9,122
Other current liabilities	1,234	2,059
Total current liabilities	51,728	68,628

Long-term debt	150,000	150,000
Asset retirement obligation	20,287	19,959
Other non-current liabilities	2,919	2,715
Total Liabilities	224,934	241,302
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,507,091 and 75,405,410
shares outstanding at March 31, 2014, and December 31, 2013, respectively	76	75
Additional paid-in capital	573,033	572,616
Accumulated other comprehensive income (loss)	2	(10)
Retained earnings	360,935	361,290
Total Stockholders' Equity	934,046	933,971
Total Liabilities and Stockholders' Equity	$1,158,980	$1,175,273
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Sales	$98,875	$99,257
Less:
Freight costs	9,932	8,097
Warehousing and handling costs	2,812	3,579
Cost of goods sold	78,573	53,773
Lower-of-cost-or-market inventory adjustments	3,566	8
Gross Margin	3,992	33,800

Selling and administrative	6,746	9,492
Accretion of asset retirement obligation	406	375
Restructuring expense	1,827	—
Other operating (income) expense	(2,947)	171
Operating (Loss) Income	(2,040)	23,762

Other (Expense) Income
Interest expense	(1,380)	(213)
Interest income	53	52
Other income	234	16
(Loss) Income Before Income Taxes	(3,133)	23,617

Income Tax Benefit (Expense)	2,778	(8,698)
Net (Loss) Income	$(355)	$14,919

Weighted Average Shares Outstanding:
Basic	75,444,953	75,340,559
Diluted	75,444,953	75,392,527
(Loss) Earnings Per Share:
Basic	$0.00	$0.20
Diluted	$0.00	$0.20
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net (Loss) Income	$(355)	$14,919
Other Comprehensive Income:
Pension liability adjustment, net of tax	—	43
Unrealized gain on investments available for sale, net of tax	12	29
Other Comprehensive Income	12	72
Comprehensive (Loss) Income	$(343)	$14,991

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	75,405,410	$75	$572,616	$(10)	$361,290	$933,971
Unrealized gain on investments available for sale, net of tax	—	—	—	12	—	12
Net (loss) income	—	—	—	—	(355)	(355)
Stock-based compensation	—	—	1,028	—	—	1,028
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	101,681	1	(611)	—	—	(610)
Balance, March 31, 2014	75,507,091	$76	$573,033	$2	$360,935	$934,046

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(355)	$14,919
Deferred income taxes	(2,778)	8,381
Items not affecting cash:
Depreciation, depletion, and accretion	19,649	14,141
Stock-based compensation	1,028	1,140
Lower-of-cost-or-market inventory adjustments	3,566	8
Other	223	425
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,431)	(12,715)
Other receivables, net	(3,316)	(344)
Refundable income taxes	2,025	3
Inventory, net	6,743	(8,781)
Prepaid expenses and other assets	1,005	714
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(335)	(4,295)
Other liabilities	(700)	(1,975)
Net cash provided by operating activities	17,324	11,621

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(31,919)	(61,148)
Proceeds from sale of property, plant, equipment, and mineral properties	—	10
Purchases of investments	(5)	—
Proceeds from sale of investments	18,051	21,586
Net cash used in investing activities	(13,873)	(39,552)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(611)	(577)
Net cash used in financing activities	(611)	(577)

Net Change in Cash and Cash Equivalents	2,840	(28,508)
Cash and Cash Equivalents, beginning of period	394	33,619
Cash and Cash Equivalents, end of period	$3,234	$5,111

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$112	$128
Income taxes	$(2,025)	$2,194
Accrued purchases for property, plant, equipment, and mineral properties	$13,172	$27,012

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
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
Intrepid owns six active potash production facilities: four in New Mexico and two in Utah. Production comes from two conventional underground mines and the HB Solar Solution mine in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then centrally determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price per ton to Intrepid. Intrepid calculates average net realized sales price per ton by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium-related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements of Intrepid include the accounts of Intrepid and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. On the condensed consolidated balance sheet, Intrepid combined property, plant and equipment, net of accumulated depreciation, with mineral properties and development costs, net of depletion, as of December 31, 2013.
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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of receivables, valuation of our deferred tax assets and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of Intrepid’s mineral properties, the useful lives of related property, plant, and equipment, depreciation expense, and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
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
Recoverability of Long-Lived Assets—Intrepid evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if an asset group's total estimated net future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of asset groups may have a material effect on our financial position and results of operations. Sales price is a significant element of any cash flow estimate, particularly for higher cost operations.
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling production wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of Intrepid’s mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of its reserve estimates. Significant changes in the estimated reserves could have a material impact on Intrepid’s results of operations and financial position.
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
Investments—Intrepid’s short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, which are classified as available-for-sale securities. Short-term investments on the condensed consolidated balance sheets have remaining maturities to Intrepid less than or equal to one year and investments classified as long-term on the condensed consolidated balance sheets have remaining maturities to Intrepid greater than one year. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Accumulated other comprehensive income (loss)" on the condensed consolidated balance sheets. Fair value is assessed using a market‑based approach.
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
(Loss) Earnings per Share—Basic net income or loss per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net income or loss per common share of stock is calculated by dividing net income or loss by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options. The dilutive effect of stock based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted shares of common stock, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations.
Stock‑Based Compensation—Intrepid accounts for stock-based compensation by recording expense using the fair value of the awards at the time of grant. Intrepid has recorded compensation expense associated with the issuance of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options, all of which are subject to service conditions. The expense associated with these awards is recognized over the service period associated with each issuance.

Note 3	— (LOSS) EARNINGS PER SHARE
Dilutive securities, including non-vested restricted common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. For the three months ended March 31, 2014, and 2013, 571,609 and 40,314 non-vested shares of restricted common stock and 335,935 and 244,755 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended March 31, 2014, 19,874 shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted loss or earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(355)	$14,919

Basic weighted average common shares outstanding	75,445	75,341
Add: Dilutive effect of non-vested restricted common stock	—	38
Add: Dilutive effect of stock options outstanding	—	9
Add: Dilutive effect of performance units	—	5
Diluted weighted average common shares outstanding	75,445	75,393
(Loss) Earnings per share:
Basic	$0.00	$0.20
Diluted	$0.00	$0.20
Note 4 — CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cash	$2,941	$18
Commercial paper and money market accounts	293	376
Total cash and cash equivalents	$3,234	$394

Corporate bonds	4,321	12,954
Certificates of deposit and time deposits	2,265	2,260
Total short-term investments	$6,586	$15,214

Corporate bonds	$2	$9,505
Total long-term investments	$2	$9,505

Total cash, cash equivalents, and investments	$9,822	$25,113

The following table summarizes the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$4,321	$3	$(1)	$4,323
Certificates of deposit and time deposits	2,265	—	—	2,265
Total available-for-sale securities	$6,586	$3	$(1)	$6,588

	December 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$22,475	$3	$(19)	$22,459
Certificates of deposit and time deposits	2,260	—	—	2,260
Total available-for-sale securities	$24,735	$3	$(19)	$24,719

For the three months ended March 31, 2014, and 2013, Intrepid recognized gross realized gains of approximately $13,000 and $19,000, respectively, on the sale of investments classified as available-for-sale. For the three months ended March 31, 2014, and 2013, Intrepid recognized gross realized losses of approximately $1,000 and $18,000, respectively, on the sale of investments classified as available-for-sale.
Note 5 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2014, and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Finished goods product inventory, net	$55,861	$66,565
In-process mineral inventory	16,956	17,841
Total product inventory, net	72,817	84,406
Current parts inventory	20,248	20,605
Total current inventory, net	93,065	105,011
Long-term parts inventory	14,106	12,469
Total inventory, net	$107,171	$117,480

Parts inventories are shown net of any required reserves.
During the three months ended March 31, 2014, and 2013, Intrepid recorded charges of approximately $3.6 million and $8,000, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on its finished goods product inventory.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Buildings and plant	$256,338	$248,017
Machinery and equipment	506,522	472,250
Vehicles	13,603	13,455
Office equipment and improvements	18,846	18,846
Ponds and land improvements	73,919	74,166
Land	498	498
Total depreciable assets	869,726	827,232
Accumulated depreciation	(215,368)	(197,108)
Total depreciable assets, net	$654,358	$630,124

Mineral properties and development costs	$159,867	$145,822
Accumulated depletion	(14,141)	(13,165)
Total depletable assets, net	$145,726	$132,657

Construction in progress	23,424	63,788
Total property, plant, equipment, and mineral properties, net	$823,508	$826,569

Intrepid incurred the following costs for depreciation, depletion, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation	$18,260	$13,180
Depletion	983	586
Accretion	406	375
Total incurred	$19,649	$14,141

Note 7	— DEBT
Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to us may be limited by Intrepid's leverage ratio, which may not exceed 3.5, and its fixed charge coverage ratio, which may not be below 1.3.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to Intrepid under the facility. As of March 31, 2014, $157 million of the facility was available to Intrepid as a result of the operation of these ratios.
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. The facility has a maturity date of August 2018. As of March 31, 2014, and December 31, 2013, there were no amounts outstanding under the facility. During the quarter ended March 31, 2014, Intrepid borrowed and repaid $10 million under the demand portion of the credit facility for near-term working capital needs. Intrepid was in compliance with the covenants under the credit facility as of March 31, 2014.

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
The Notes are senior unsecured obligations of Intrepid and rank equally in right of payment with any other unsubordinated unsecured indebtedness of Intrepid. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. The obligations under the Notes are unconditionally guaranteed by Intrepid's material subsidiaries.
Intrepid was in compliance with the covenants under the Notes as of March 31, 2014.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the three months ended March 31, 2014, and 2013, of $1.7 million and $0.2 million, respectively. Intrepid capitalized $0.3 million and $0 of interest during the three months ended March 31, 2014, and 2013, respectively.

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
Following is a table of the changes to Intrepid’s asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Asset retirement obligation, at beginning of period	$21,047	$20,579
Liabilities settled	(77)	(24)
Liabilities incurred	—	184
Accretion of discount	406	375
Total asset retirement obligation, at end of period	$21,376	$21,114

The current portion of asset retirement obligations of $1.1 million and $1.1 million, respectively, is included in "Other" current liabilities on the condensed consolidated balance sheets as of March 31, 2014, and December 31, 2013. The undiscounted amount of asset retirement obligation is $54.8 million as of March 31, 2014.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan").

Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2014, the following awards were outstanding under the plan: 571,609 shares of non-vested restricted shares of common stock; non-vested performance units representing 19,874 shares of common stock; and options to purchase 335,935 shares of common stock. As of March 31, 2014, approximately 3.4 million shares of common stock remained available for issuance under the Plan.
Common Stock—On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has approved the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of Intrepid’s annual stockholders’ meeting for the following year. These shares of common stock were granted without restrictions and vested immediately.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.8 million and $0.8 million for the three months ended March 31, 2014, and 2013, respectively. These amounts are net of estimated forfeiture adjustments. As of March 31, 2014, there was $9.0 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2017.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the three months ended March 31, 2014, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	352,050	$21.65
Granted	372,070	$14.45
Vested	(131,838)	$23.16
Forfeited	(20,673)	$21.25
Non-vested restricted shares of common stock, end of period	571,609	$16.63
Performance Units — In 2012 and 2013, the Compensation Committee granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The performance units vest ratably over three years and contain operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions have passed, and a total of 19,874 shares of common stock are available for future payout under the performance units, subject to continued employment of the individual grantees through the vesting dates. Intrepid recognized stock-based compensation expense related to these agreements of $0.1 million and $0.1 million in the three months ended March 31, 2014, and 2013, respectively. No performance units have been issued in 2014.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to Intrepid’s executive management and other selected employees as part of its annual award program. These stock options generally vested ratably over three years. In measuring compensation expense for this grant of options, Intrepid estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
For the three months ended March 31, 2014, and 2013, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.1 million and $0.2 million, respectively. As of March 31, 2014, these stock options are fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.
A summary of Intrepid’s stock option activity for the three months ended March 31, 2014, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	335,935	$26.21	$—	5.5	$13.10

Vested or expected to vest, end
of period	335,935	$26.21	$—	5.5	$13.10

Exercisable non-qualified
stock options, end of period	335,935	$26.21	$—	5.5	$13.10

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. During the three months ended March 31, 2014, the State of New Mexico enacted legislation that extended the time period over which net operating loss carry forwards may be realized. Accordingly, Intrepid reversed a $1.7 million valuation allowance related to its New Mexico net operating loss carry forwards, as it now believes those carry forwards are realizable.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Current portion of income tax (benefit) expense	$—	$317
Deferred portion of income tax (benefit) expense	(2,778)	8,381
Total income tax (benefit) expense	$(2,778)	$8,698
Effective tax rate	(88.7)%	36.8%

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
Reclamation Deposits and Surety Bonds—As of March 31, 2014, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of March 31, 2014, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
New Mexico Employment Credits—Beginning in 2011, based on an approval and payment of an application with the State of New Mexico, Intrepid began recording an estimate of refundable employment-related credits for qualified wages paid in New Mexico, known as the New Mexico High Wage Jobs Credit. The estimated recoverable value of these credits has been, and continues to be, reflected as a reduction to production costs and amounts yet to be collected are recorded in “Other receivables” in the consolidated balance sheets in the same period in which the credit is earned.
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings.  Intrepid believed it had earned the credits and vigorously pursued recovery of these credits.  Considering the uncertainty associated with collection of these claims, as of September 30, 2013, Intrepid recorded an allowance of approximately $2.8 million, for credits relating to the denied periods in order to reflect the denial of the claimed credits.  In March 2014, as a result of its continuing efforts to collect these claims, Intrepid received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved and would be paid. Accordingly, during the first quarter of 2014, Intrepid reversed $2.6 million of the previously established allowance to reflect the collectability of these claims. These credits are typically considered in Intrepid's product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, Intrepid recorded the reversal of the allowance as "Other (income) expense" in the condensed consolidated statement of operations for the three months ended March 31, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. As of March 31, 2014, including the $5.9 million of credits expected to be paid in the second quarter of 2014, Intrepid has a receivable of $8.9 million, net of an allowance of $1.7 million, associated with the New Mexico High Wage Jobs Credits. Intrepid intends to vigorously pursue recovery of all unpaid credits.
Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of March 31, 2014. Intrepid has established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2014	$1,475
For the three months ended March 31, 2013	$909
Note 12— FAIR VALUE
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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2014, and December 31, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds as of March 31, 2014	$—	$4,323	$—
Corporate bonds as of December 31, 2013	$—	$22,459	$—
Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of Intrepid’s valuation methodologies for financial assets and liabilities, which are measured at fair value and are included on the condensed consolidated balance sheets.
Intrepid's available-for-sale investments consist of corporate bonds that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider.
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
Financial Instruments—The carrying values and fair values of our financial instruments as of March 31, 2014, and December 31, 2013, are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$133,000	$150,000	$129,000
For cash and cash equivalents, certificate of deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value of the long-term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

Note 13 — RESTRUCTURING CHARGE
In January 2014, in response to declining potash prices and completion of our major capital projects, Intrepid undertook a number of cost saving actions that are intended to better align our cost structure with the current business environment. These initiatives included the elimination of approximately 7% of the workforce, temporary decreases in executive and senior management compensation, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. In the first quarter of 2014, Intrepid recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”). These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward‑looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward‑looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue.” Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by this Quarterly Report on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.

In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits have represented approximately 3% to 4% of total cost of goods sold in each of the last three years.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and the feedstock for other processes, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and Trio®, while the industrial and animal feed markets largely consume standard- and fine standard-sized product. Each of our operating facilities supplies these markets. Additionally, we have the capability to supply customers from our different locations due to the relatively homogeneous nature of our products. The flexibility to compact all of our production into granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our production to more closely align with specific market needs, thereby decreasing our dependence on sales of any one particular size of potash.
Our sales of potash tend to focus on agricultural areas, feed manufacturers in the central and western United States, and oil and gas drilling areas in the Rocky Mountains and the greater Permian Basin area. We also have domestic agricultural sales, primarily of Trio®, in the southeastern and eastern United States, with a focus on areas with specific agricultural nutrition requirements of crops in those regions. We manage our sales and marketing operations centrally, including our freight and logistics planning. This allows us to evaluate the product needs of our customers and then determine which of our production facilities can be used to fill customer orders, all with the goal of realizing the highest average net realized sales price for our potash.
We own six active potash production facilities—four in New Mexico and two in Utah. One of our four active potash production facilities in New Mexico is our newly constructed HB Solar Solution mine near Carlsbad, New Mexico. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We are currently processing our first harvest of ore from the solar evaporation ponds. We began commissioning of the processing plant at the end of December 2013, and we expect that commissioning activities will continue through much of 2014. Because the first harvest production was at volumes substantially lower than design, we have production costs in excess of market prices for potash, resulting in a lower-of-cost-or-market inventory adjustment of $2.9 million in the first quarter of 2014 related to the HB Solar Solution mine. This scenario was expected, and the start-up of the processing plant is progressing as we had anticipated in terms of start-up volumes and ongoing optimization of operations of this new facility. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as to improve recoveries in our processing plants. These opportunities potentially include additional solution mining activities and additional recoveries of our langbeinite. Longer-term opportunities include the potential reopening of the North mine, which was operated as a conventional underground mine until the early 1980s, or the acceleration of production from our reserves.
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
• Potash demand. We sold 242,000 tons of potash in the first quarter of 2014, an increase of 57,000 tons compared with the first quarter of 2013. As is often the case, the timing of spring purchasing by customers and the start of the application season were significant drivers of our sales volumes. The early February announcements by Canadian producers of a $20 per ton increase in their list price for potash in North America spurred purchasing of potash as buyers gained confidence in potash pricing. Many customers then placed orders ahead of the increase to meet the needs of their spring application season. We benefited from this increased demand, which resulted in strong sales volumes during the first quarter of 2014. In certain areas that we serve, farmers begin the application of fertilizer during the first quarter of 2014, which also contributed to the increased potash sales volumes. In comparison, during the first quarter of 2013, there was heightened concern over the drought conditions in certain areas of the country that led to cautious buying in the early part of the spring application season. Our industry is currently facing transportation limitations due to reduced rail car availability from railroad operators. In particular, we experienced reduced rail car availability to our Carlsbad, New Mexico, facilities.
We were able to achieve increased sales volume in the first quarter of 2014, compared to the first quarter of 2013 by having product inventory well positioned in our field warehouses to supply our agricultural customers. We also benefited in 2014 by selling more tons in the industrial market, highlighting the diverse markets that we serve. We anticipate the 2014 spring application season for fertilizer will be healthy, assuming favorable weather conditions across our key agricultural markets and the availability of rail cars to ship our products. The availability of rail cars to our Carlsbad, New Mexico, facilities may limit our ability to supply our customers during the second quarter of 2014.
Potash sales into the industrial segment increased in the first quarter of 2014 as compared to the same period a year ago and as a percentage of our total sales volumes. This increase was partially driven by continued strong activity in the oil and gas drilling markets.
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

• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price decreased to $317 per ton in the first quarter of 2014 from $417 per ton in the first quarter of 2013. This decrease was due to the continued downward pressure on potash prices driven by the general view in the market that there is currently adequate global potash supply.
Specifically, in the first quarter, several actions positively impacted both the domestic and international price of potash. Contracts for a portion of the expected demand for both China and India were announced during the first quarter of 2014, which seems to have created some stability and customer confidence in pricing for the short term. Further, as a result of the increased pricing announced by the Canadian producers in February, potash prices are currently higher than they were in January 2014. However, North American potash inventory levels remain above the five-year average, which creates some level of uncertainty as to potash pricing after the spring application season. We anticipate global suppliers of potash will continue to balance global supply and demand as we move through 2014.

• Trio® prices and demand. The average net realized sales price of Trio® decreased to $340 per ton in the first quarter of 2014 from $351 per ton in the first quarter of 2013. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Despite sequentially lower potash prices over the last two years, dealers' and farmers' recognition of the added value of magnesium and sulfate and the benefits of a low-chloride specialty product have helped support Trio® pricing. Despite the decreases in potash pricing, we have seen Trio® pricing show resilience over the last nine months. Demand for granular- and premium-sized Trio® continues to be strong in selected markets. Demand for standard-sized Trio®, however, has been weaker, particularly in the export market. We expect that the general trends associated with potash pricing and volumes will have a directional impact on the sales volumes into the Trio® markets. More specifically, should we choose to manage our Trio® inventory levels by increasing our mix of export sales, we would likely see a lower net realized price for Trio®.
• Major capital projects. In late 2013, we began commissioning of the HB Solar Solution processing plant and expect this work to continue through much of 2014. The total expected investment for the HB Solar Solution mine project is estimated to be approximately $240 million to $245 million, of which $239 million had been invested as of March 31, 2014. The start-

up production from our initial harvest has a higher per-ton cost due to the relatively low volumes of product being processed and accounted for $2.9 million of the lower-of-cost-or-market inventory adjustments recorded in the quarter ended March 31, 2014.
We have several ongoing recovery enhancement projects at the West facility with total expected investment of approximately $30 million to $35 million, of which $25 million had been invested as of March 31, 2014. The series of projects underway at the West facility, some of which began in 2012, are intended to sustain and increase production by improving recoveries at the West facility as we transition into different ore zones. The majority of these projects are expected to be completed in the first half of 2014. The capabilities of the new North compaction facility allow us the flexibility to make design changes at the West facility to increase recovery as well as to decrease our per-ton operating costs.
The North compaction project is complete and is processing tons produced from both the West facility and the HB Solar Solution mine. The third compaction line was placed into service during the first quarter of 2014. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Capital expenditures for this project totaled $98 million as of March 31, 2014.
We expect the level of capital project investment to decrease significantly in 2014 as compared to 2013, as we have substantially completed these major capital projects over the last two years. During 2014, we intend to continue focusing on optimizing and gaining the efficiencies from these projects, which are intended to increase production, decrease our per-ton operating costs and increase our overall marketing flexibility.
• East facility production. We have dedicated significant resources to the long-term improvement plan that we began in early 2012 to address production challenges at the East facility. Our recovery and production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do. Our production and recovery results historically have had a positive correlation to ore grade. Our production results are also influenced by the amount of development activity we perform. Our potash production from the East facility increased slightly in the first quarter of 2014 as compared to the same period in 2013. Our Trio® production from the East facility decreased in the first three months of 2014 as compared to the comparable period in 2013 as a result of ore grade. Our total production costs at our East facility were flat in the first quarter of 2014 as compared to 2013. Accordingly, production costs for potash were allocated over slightly more tons, resulting in lower per-ton costs for potash from our East facility. Even with this improvement, the relatively lower potash price required that we record lower-of-cost-or-market inventory adjustments of approximately $0.4 million from our East facility during the first quarter of 2014.
• Other (Income) Expense. In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million for tax credits relating to the denied credits. As a result of our efforts working with the State of New Mexico, in March 2014 we received notice that $5.9 million of employment tax credits, a significant portion of which had previously been denied, had been approved for payment. We expect to receive this payment during the second quarter of 2014 for the approved credits. Accordingly, in the first quarter of 2014 we reversed $2.6 million of the allowance associated with the previously reserved employment-related tax credits.
• Restructuring expense. In January 2014, in response to the acceleration of declining potash prices since mid-2013 and the substantial completion of our major capital projects, we undertook a number of cost saving actions that are intended to better align our cost structure with the current business environment. These initiatives include the elimination of approximately 7% of the workforce, including capital project related support associated with the our major capital projects, temporary decreases in executive and senior management compensation, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. We estimate that these measures will result in annual savings of approximately $12 million to $15 million, with the majority being in general and administrative expense and the remainder being cost of goods sold. The workforce reduction occurred in January of 2014, generating a pre-tax restructuring charge of approximately $1.8 million, which is comprised primarily of severance-related payments.
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

			Change
	Three Months Ended March 31,		Between
	2014	2013	Periods	% Change
Production volume (in thousands of tons):
Potash	220	222	(2)	(1)%
Langbeinite	32	46	(14)	(30)%
Sales volume (in thousands of tons):
Potash	242	185	57	31%
Trio®	36	39	(3)	(8)%

Gross sales (in thousands):
Potash	$84,497	$82,778	$1,719	2%
Trio®	14,378	16,479	(2,101)	(13)%
Total	98,875	99,257	(382)	—%
Freight costs (in thousands):
Potash	7,661	5,466	2,195	40%
Trio®	2,271	2,631	(360)	(14)%
Total	9,932	8,097	1,835	23%
Net sales (in thousands)(1):
Potash	76,836	77,312	(476)	(1)%
Trio®	12,107	13,848	(1,741)	(13)%
Total	$88,943	$91,160	$(2,217)	(2)%

Potash statistics (per ton):
Average net realized sales price(1)	$317	$417	$(100)	(24)%
Cash operating costs(1)(2)	205	174	31	18%
Depreciation and depletion	64	46	18	39%
Royalties	11	16	(5)	(31)%
Total potash cost of goods sold	$280	$236	$44	19%
Warehousing and handling costs	10	16	(6)	(38)%
Average potash gross margin(1)	$27	$165	$(138)	(84)%

Trio® statistics (per ton):
Average net realized sales price(1)	$340	$351	$(11)	(3)%
Cash operating costs(1)	216	180	36	20%
Depreciation and depletion	68	54	14	26%
Royalties	17	18	(1)	(6)%
Total Trio® cost of goods sold	$301	$252	$49	19%
Warehousing and handling costs	10	14	(4)	(29)%
Average Trio® gross margin (1)	$29	$85	$(56)	(66)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $6 and $10 for the three months ended March 31, 2014, and 2013, respectively. By-product credits were $1.4 million and $1.9 million for the three months ended March 31, 2014, and 2013, respectively.

Results of Operations
Operating Highlights
Net loss for the first quarter of 2014 was $0.4 million, or $0.00 per basic share, and cash flows from operating activities were $17.3 million. During the quarter ended March 31, 2014, we sold 242,000 tons of potash at a net realized sales price of $317 per ton and 36,000 tons of Trio® at a net realized sales price of $340 per ton. We made capital investments of $16.2 in the first three months of 2014, and ended the quarter with $9.8 million of cash and investments. We produced 220,000 tons of potash and 32,000 tons of langbeinite in the three months ended March 31, 2014.
We incurred a loss from operations for the three months ended March 31, 2014 of $2.0 million. The loss from operations includes depreciation, depletion, and accretion of $19.6 million. Although we have implemented various cost savings initiatives as described above under the heading "Significant Business Trends and Activities," if potash prices remain at or decline below current levels, we expect to incur additional losses from operations in 2014. These losses are expected to continue until prices increase or until we begin to realize the expected lower-cost production benefits from our HB Solar Solution mine and our West facility.
Potash
The 242,000 tons of potash we sold in the first quarter of 2014 compared with 185,000 tons sold in the first quarter of 2013. The increase in sales volumes was driven by increased confidence from buyers and our agricultural customers' need to position product for sale into the spring season after the relatively modest sales volumes from the fall of 2013. In addition, we experienced strong industrial sales in the quarter resulting from ongoing strength in the energy sector. Our average net realized sales price of potash was $317 per ton in the first quarter of 2014, compared with $417 per ton in the first quarter of 2013. Potash pricing continued to come under pressure due to uncertainty surrounding increased global potash supply and North American inventory levels that were above the five-year average.
The table below shows our potash sales mix for the three months ended March 31, 2014, and 2013. The percentage of sales into the industrial market increased in 2014 compared with 2013, as use in the oil and gas industry has increased.

	Three Months Ended March 31,
	2014	2013
Agricultural	77%	79%
Industrial	19%	14%
Feed	4%	7%

We continue to focus on increasing the flexibility of our operations to produce the right amount of product for the demands of our specific markets. For example, we have invested in granulation facilities at each of our operations. The flexibility to match granular production to demand is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that, over the past 25 years, domestic potash consumption has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. We believe continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity. We believe these factors suggest increased domestic potash consumption is possible in the coming years.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency of some agricultural soils in North America. In order for the North American farmer to maximize yields, we believe higher application rates of potash will be necessary in the future. With higher crop yields in 2013, more potassium was removed from the soil. Given the level of activity seen thus far in 2014, farmers appear to be applying recommended amounts of potash this spring.

Our production volume of potash in the first quarter of 2014 was essentially flat at 220,000 tons, compared with 222,000 tons produced in the first quarter of 2013. Our production was characterized by a decrease in production from our West facility offset by new production from our HB Solar Solution mine and a modest increase in production at our Wendover facility. Production from our West facility has been impacted primarily by reduced ore grades from year to year and recoveries. Due to the reduced production levels at our West facility, which is our largest production facility, we had fewer tons of potash produced over which to allocate production costs. As a result, and coupled with the expected start-up losses from our HB Solar Solution mine, our cash operating costs increased to $205 per ton for the first quarter of 2014, compared with $174 per ton in the first quarter of 2013.
Trio®
Our Trio® production was lower in the first three months of 2014 than in the same period in 2013 as we experienced lower ore grades and higher than expected losses associated with the conversion to premium-sized products. Our optimization work has resulted in another sequential quarter of increased premium-sized production as we continue to focus on maximizing this production and materially reducing the processing losses. Pricing for Trio® has slightly softened over the last nine months due primarily to softness in potash pricing. Demand for our granular- and premium-sized Trio® has remained strong, even as potash prices have decreased significantly. Our sales of Trio® decreased to 36,000 tons in the first quarter of 2014 as compared with 39,000 tons in the first quarter of 2013, driven primarily by reduced sales of standard-sized Trio® into the export market. The export market for standard product has softened considerably in 2014 compared to the same period a year ago, therefore highlighting the importance of improving our pelletization process, which upgrades the standard-sized product to produce premium-sized product.
Our average Trio® gross margin per ton decreased by $56 per ton in the first quarter of 2014, as compared with the first quarter of 2013. This was driven by an $11 per ton decrease in our average net realized sales price for Trio®, coupled with the increase in our cash operating costs for Trio® of $36 per ton. Our cash operating costs for Trio® increased as a result of the production issues mentioned above. The cash operating costs per ton were negatively affected by the inefficiency and resulting high cost per ton associated with the production of the pelletized product. This resulted in a higher per-unit cash operating cost per ton associated with the pelletized product.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales, which has an impact on the quarterly results, but as noted were particularly low in the first quarter of 2014.

	United States	Export
Trio® only
For the three months ended March 31, 2014	91%	9%
For the three months ended March 31, 2013	68%	32%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased $21 per ton in the first quarter of 2014 from the fourth quarter of 2013 largely as a result of ongoing global productive capacity that has exceeded demand, particularly over the last few years. Domestically, the market is influenced by this global scenario and continues to experience ongoing price pressure resulting from higher North American inventory levels.
We market Trio® as a specialty product. Despite farmers recognizing the agronomic value of this product, some softness in demand has occurred as a result of the decrease in potash and sulfate pricing.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2013 and into 2014.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2014	$317	$340
December 31, 2013	$338	$345
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351

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
The volume of product we sell is determined by demand for our products and by our production capabilities. We intend to operate our facilities at full production levels, which provide the greatest operating efficiencies. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand and have product inventory positioned closer to the fields in order to meet peak periods of fertilizer demand.
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
Our production costs per ton are also impacted when our production levels change due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is processed through a singular product flow at the surface facility. The specific grade and characterization of the ore that is mined at any particular time is subject to fluctuations due to the nature of the mineral deposits and influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2014, and 2013, our average royalty rate was 3.6% and 4.1%, respectively.

Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2014, and 2013, was (88.7)% and 36.8%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the three months ended March 31, 2014, we recognized an income tax benefit of $2.8 million, all of which was a deferred income tax benefit. During the three months ended March 31, 2014, the State of New Mexico enacted legislation that extended the time frame over which net operating loss carry forwards may be realized from 5 years to 20 years. Accordingly, we reversed a valuation allowance of $1.7 million related to New Mexico net operating loss carry forwards that had been established in 2013 as we now believe these net operating loss carry forwards will be realized. The reversal of the $1.7 million valuation allowance is included in the $2.8 million of deferred income tax benefit in the three months ended March 31, 2014, which impacts the effective tax rate for the period. For the three months ended March 31, 2013, the total tax expense was $8.7 million. Total tax expense for the three months ended March 31, 2013, was comprised of $0.3 million of current income tax expense and $8.4 million of deferred income tax expense. Our current tax expense for the three months ended March 31, 2013, was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we do business. Changing business conditions for normal business transactions and operations as well as changes to state tax rate and apportionment laws potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement.
Capital Investments
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have been executing a capital investment plan at each of our facilities to respond to this anticipated increase in demand and to structurally lower our cash operating costs per ton. These plans focus on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. Likewise, as we invest in our facilities, we seek to deploy capital while maintaining sufficient liquidity to react strategically to market conditions.
During 2013, much of our strategic focus was on investing in and completing our large capital projects. Construction of the HB Solar Solution mine was substantially completed in 2013. Two of the three compaction lines at our North compaction facility were also completed in 2013, with the third line being completed in the first quarter of 2014. We expect our level of capital investment to decrease significantly in 2014 compared to 2013. We expect our investments will grow production capacity and decrease cash operating costs per ton while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through previous capital investments.
During the first quarter of 2014, we invested $16.2 million in capital projects, including $0.3 million of capitalized interest. These capital projects included investments related to the substantial completion of the construction for the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the recovery improvement projects at our West facility.
In 2014, we expect our level of capital investment to be approximately $40 million to $50 million, which includes approximately $5 million to $10 million of additional investment in recovery improvement projects at our West plant. As these projects are completed, we expect to reduce our capital investment activity, which will allow us to shift our focus to optimizing and increasing efficiencies of our operating facilities to extract the value from the capital investments made over the last several years. We expect our 2014 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and availability under our unsecured credit facility.

The following details several of our significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
During 2013, we substantially completed the construction activities associated with the initial design for the HB Solar Solution mine. In the first quarter of 2014, we produced approximately 13,000 tons of finished product from the HB Solar Solution mine. We expect our production from the HB Solar Solution mine to ramp up throughout 2014, with production levels increasing into the harvest seasons in 2015 and 2016, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by delays due to commissioning activities, the rate of injection into the mines, and the impact of weather events or weather patterns on commissioning and evaporation seasons. The total expected investment for the project is estimated to be approximately $240 million to $245 million, of which $239 million had been invested as of March 31, 2014.

•
We have several ongoing projects at our West facility that are intended to sustain and increase production through improvements in recovery rates. We have made ongoing improvements to the West facility since its acquisition to increase the volume of tons going through the facility. This current phase of improvements is designed to increase recoveries at the West facility as we transition into different ore zones. The majority of these projects are expected to be completed in the first half of 2014. The capabilities of the new North compaction facility allow us the flexibility to make design changes at the West facility to increase recovery as well as to decrease our per-ton operating costs. There is a level of coordination among the projects at the West facility and North compaction facility that will cause some variation in production volumes at the West facility as the projects are placed in service and resulting design changes are realized. We estimate the total investment for these projects will be between $30 million and $35 million, of which $25 million had been invested as of March 31, 2014.

•
The North compaction project is complete and is processing tons produced from both the West facility and the new HB Solar Solution mine. The third compaction line was placed into service during the first quarter of 2014. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Total capital expenditures for this project totaled $98 million as of March 31, 2014.

Liquidity and Capital Resources
As of March 31, 2014, we had cash, cash equivalents, and investments of $9.8 million. We also have an unsecured credit facility that provides a revolving credit facility of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of March 31, 2014, we had $157 million available under this facility.
The $9.8 million of cash, cash equivalents and investments at March 31, 2014, was made up of the following:

•	$2.9 million in cash;

•	$0.3 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$6.6 million invested in short-term investments.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.
In April 2013, we received the funding of our Notes with net proceeds of $149.3 million, as described in more detail below.
The following summarizes our cash flow activity for the three months ended March 31, 2014, and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows provided by Operating Activities	$17,324	$11,621
Cash Flows used in Investing Activities	$(13,873)	$(39,552)
Cash Flows used in Financing Activities	$(611)	$(577)

Operating Activities
Total cash provided by operating activities through March 31, 2014, was $17.3 million, an increase of $5.7 million compared with the first three months of 2013. The higher relative sales volumes in 2014 resulted in a decrease in finished goods inventory and an increase in the receivable balances associated with those sales.
Investing Activities
Total cash used in investing activities decreased by $25.7 million in the first three months of 2014 compared with the same three month period in 2013 as a result of lower capital investment activity in 2014.
Financing Activities
Total cash used in financing activities of $0.6 million was due to employee tax withholding for the vesting of restricted stock. During the quarter ended March 31, 2014, Intrepid borrowed and repaid $10 million under the demand portion of the credit facility for near-term working capital needs
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to us may be limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3.
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. For example, as of March 31, 2014, $157 million was available to us under the facility due to an increase in our leverage ratio as a result of decreasing levels of adjusted EBITDA over the prior four fiscal quarters. If adjusted EBITDA continues to decrease significantly over several quarters with no change to indebtedness, our leverage ratio could rise to the level where less than $250 million would be available to us. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited during 2014. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.
Outstanding balances under the unsecured credit facility bear interest at a floating rate, which, at our option, is either (1) the London Interbank Offered Rate (LIBOR), plus a margin of between 1.125% and 2.25%, depending upon our leverage ratio, as defined above; or (2) an alternative base rate, plus a margin of between 0.125% and 1.25%, depending upon our leverage ratio. We pay a quarterly commitment fee on the outstanding portion of the unused revolving unsecured credit facility amount of between 0.15% and 0.35%, depending on our leverage ratio. The interest rate paid under our unsecured credit facility on any debt varies both with changes in the LIBOR and with our leverage ratio.
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of March 31, 2014, and December 31, 2013, there were no amounts outstanding under the facility.
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
The Notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries. The note purchase agreement includes financial covenants requiring a minimum fixed charge ratio and a maximum leverage ratio. We are currently in compliance with the covenants under the Notes. Interest on the Notes is paid semiannually on April 16 and October 16 of each year.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014, and 2013
Net Sales
Net sales of potash decreased slightly from $77.3 million for the three months ended March 31, 2013, to $76.8 million for the three months ended March 31, 2014. This decrease in net sales of potash was primarily the result of a decrease in the average net realized sales price of potash of $100 per ton, or 24%, partially offset by a 31% increase in volume. Our 2014 sales volumes increased over those realized in the same period in 2013, due primarily to the increased purchasing of potash by our customers for the spring application season.
Net sales of Trio® decreased from $13.8 million for the three months ended March 31, 2013, to $12.1 million for the three months ended March 31, 2014, due to an 8% decrease in the volume of sales as well as a 3% decrease in the average net realized sales price. Demand for granular-sized and pelletized Trio® continues to be favorable; however, demand for standard-sized Trio® has been less predictable. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Over the last year, despite tight supply, the significant decrease in potash prices has resulted in lower Trio® prices.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended March 31,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$78.6	$53.8	$24.8	46%
Cost per ton of potash sold(1)	$280	$236	$44	19%
Cost per ton of Trio® sold(2)	$301	$252	$49	19%

(1)	Depreciation and depletion expense for potash was $15.6 million and $8.5 million in the first quarter of 2014 and 2013, respectively, which equates to $64 and $46 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $2.4 million and $2.1 million in the first quarter of 2014 and 2013, respectively, which equates to $68 and $54 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $44 per ton, or 19%, from $236 per ton for the three months ended March 31, 2013, to $280 per ton for the three months ended March 31, 2014. We experienced higher cash operating costs per ton for the first quarter of 2014 largely due to lower production at our West facility as noted above and the costs associated with start-up of the HB Solar Solution plant. As potash pricing has been decreasing, we have recorded lower-of-cost-or-market inventory adjustments during the first quarter of $3.6 million, of which $2.9 million related to the start-up activities of our HB Solar Solution mine. Commissioning of the HB Solar Solution mine is proceeding. The lower-of-cost-or-market inventory adjustments are the result of the modest level of production from the HB Solar Solution mine, resulting in our production costs being allocated over fewer tons, and are expected to continue through much of 2014.
Total cost of goods sold of Trio® increased $49 per ton, or 19%, from $252 per ton for the three months ended March 31, 2013, to $301 per ton for the three months ended March 31, 2014. During the first quarter of 2014, our production of langbeinite decreased compared with the first quarter of 2013 due to lower ore grade. Further, our continuing efforts to convert standard-sized Trio® into premium-sized Trio® has impacted our production. As a result, we have fewer tons of langbeinite over which production costs are allocated, resulting in higher per-ton costs.
In total, our cost of goods sold increased $24.8 million, or 46%, from $53.8 million in the three months ended March 31, 2013, to $78.6 million in the three months ended March 31, 2014. This increase was primarily due to more tons of potash sold in the first quarter of 2014 and higher potash production costs, partially offset by fewer tons of Trio® sold. Our increased potash production costs were due to increases in labor costs, natural gas and maintenance associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $7.4 million, or 70%, during the first quarter of 2014 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase into the early part of 2014 on both an actual dollar basis and on a per-ton basis as we complete our major capital projects described previously. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Expense
In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million relating to the denied tax credits. In March 2014, we received notice that the State of New Mexico had approved $5.9 million of employment tax credits for us, a significant portion of which had previously been denied. We now expect to receive payment of $5.9 million for the approved credits during the second quarter of 2014. Accordingly, in the first quarter of 2014, we reversed $2.6 million of the allowance associated with the previously recorded employment-related tax credits.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2013, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2013.
Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price, cash operating costs, and average potash and Trio® gross margin. These non-GAAP financial measures should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of these non-GAAP financial measures varies among companies, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies.

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

Below is additional information about our non-GAAP financial measures, including reconciliations of our non-GAAP financial measures to the most directly comparable GAAP measures, for the three months ended March 31, 2014, and 2013:

Net Sales and Average Net Realized Sales Price per Ton

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

	Three Months Ended March 31,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$84,497	$14,378	$98,875	$82,778	$16,479	$99,257
Freight costs	7,661	2,271	9,932	5,466	2,631	8,097
Net sales	$76,836	$12,107	$88,943	$77,312	$13,848	$91,160

Divided by:
Tons sold (in thousands)	242	36		185	39
Average net realized sales price per ton	$317	$340		$417	$351

Cash Operating Costs per Ton

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

	Three Months Ended March 31,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$67,859	$10,714	$78,573	$43,823	$9,950	$53,773
Divided by sales volume (in thousands of tons)	242	36		185	39
Cost of goods sold per ton	$280	$301		$236	$252
Less per-ton adjustments
Depreciation and depletion	$64	$68		$46	$54
Royalties	11	17		16	18
Cash operating costs per ton	$205	$216		$174	$180

Average Potash and Trio® Gross Margin per Ton
Average potash and Trio® gross margin are non-GAAP financial measures and are calculated by subtracting the sum of total cost of goods sold and warehousing and handling costs from the average net realized sales price. We believe the average gross margin for both potash and Trio® to be useful as they represent the average amount of margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton."

	Three Months Ended March 31,
	2014	2013
Potash
Average potash net realized sales price	$317	$417
Less total potash cost of goods sold	280	236
Less potash warehousing and handling costs	10	16
Average potash gross margin per ton	$27	$165

	Three Months Ended March 31,
	2014	2013
Trio®
Average Trio® net realized sales price	$340	$351
Less total Trio® cost of goods sold	301	252
Less Trio® warehousing and handling costs	10	14
Average Trio® gross margin per ton	$29	$85

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2013, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2014, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock.  These risks and uncertainties are described in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to these risks and uncertainties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2014, through January 31, 2014	—	—	—	N/A
February 1, 2014, through February 28, 2014	42,311	$14.45	—	N/A
March 1, 2014, through March 31, 2014	—	—	—	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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
Our East, West and North facilities in New Mexico are subject to regulation by the Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety.  MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.  Our Utah facilities and our HB Solar Solution mine are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: April 30, 2014	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: April 30, 2014	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2014	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.