Form 10-Q
period 2014-06-30
Intrepid Potash, Inc.
filed 2014-07-31
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2014, the registrant had 76,089,237 shares of common stock, par value $0.001, outstanding (including 561,002 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$31,069	$394
Short-term investments	4,013	15,214
Accounts receivable:
Trade, net	33,036	20,837
Other receivables	5,103	7,457
Refundable income taxes	14,734	15,722
Inventory, net	86,672	105,011
Prepaid expenses and other current assets	3,700	5,653
Current deferred tax asset	5,525	8,341
Total current assets	183,852	178,629

Property, plant, equipment, and mineral properties, net	812,172	826,569
Long-term parts inventory, net	13,592	12,469
Long-term investments	2	9,505
Other assets, net	4,132	4,252
Non-current deferred tax asset	146,687	143,849
Total Assets	$1,160,437	$1,175,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$15,923	$27,552
Related parties	31	50
Accrued liabilities	18,238	29,845
Accrued employee compensation and benefits	10,427	9,122
Other current liabilities	1,206	2,059
Total current liabilities	45,825	68,628

Long-term debt	150,000	150,000
Asset retirement obligation	20,648	19,959
Other non-current liabilities	2,853	2,715
Total Liabilities	219,326	241,302
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,528,235 and
75,405,410 shares outstanding at June 30, 2014, and December 31, 2013, respectively	76	75
Additional paid-in capital	574,536	572,616
Accumulated other comprehensive income (loss)	2	(10)
Retained earnings	366,497	361,290
Total Stockholders' Equity	941,111	933,971
Total Liabilities and Stockholders' Equity	$1,160,437	$1,175,273
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$110,949	$92,680	$209,824	$191,937
Less:
Freight costs	11,760	6,526	21,691	14,623
Warehousing and handling costs	2,988	3,094	5,800	6,673
Cost of goods sold	79,383	55,003	157,957	108,776
Lower-of-cost-or-market inventory adjustments	1,140	4	4,706	12
Gross Margin	15,678	28,053	19,670	61,853

Selling and administrative	7,064	8,639	13,810	18,131
Accretion of asset retirement obligation	406	374	811	749
Restructuring expense	—	—	1,827	—
Other operating (income)	(305)	(1,340)	(3,250)	(1,169)
Operating Income	8,513	20,380	6,472	44,142

Other Income (Expense)
Interest expense	(1,556)	(219)	(2,936)	(432)
Interest income	22	163	75	215
Other income (expense)	225	(1,836)	460	(1,820)
Income Before Income Taxes	7,204	18,488	4,071	42,105

Income Tax (Expense) Benefit	(1,642)	(7,171)	1,136	(15,869)
Net Income	$5,562	$11,317	$5,207	$26,236

Weighted Average Shares Outstanding:
Basic	75,514,991	75,383,108	75,480,165	75,361,951
Diluted	75,573,918	75,399,566	75,534,138	75,396,164
Earnings Per Share:
Basic	$0.07	$0.15	$0.07	$0.35
Diluted	$0.07	$0.15	$0.07	$0.35
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$5,562	$11,317	$5,207	$26,236
Other Comprehensive Income:
Pension liability adjustment, net of tax	—	1,657	—	1,700
Unrealized (loss) gain on investments available for sale, net of tax	—	(250)	12	(221)
Other Comprehensive Income	—	1,407	12	1,479
Comprehensive Income	$5,562	$12,724	$5,219	$27,715

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	75,405,410	$75	$572,616	$(10)	$361,290	$933,971
Unrealized gain on investments available for sale, net of tax	—	—	—	12	—	12
Net income	—	—	—	—	5,207	5,207
Stock-based compensation	—	—	2,531	—	—	2,531
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	122,825	1	(611)	—	—	(610)
Balance, June 30, 2014	75,528,235	$76	$574,536	$2	$366,497	$941,111

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,207	$26,236
Deferred income taxes	(28)	15,526
Items not affecting cash:
Depreciation, depletion, and accretion	39,523	28,479
Stock-based compensation	2,531	2,677
Lower-of-cost-or-market inventory adjustments	4,706	12
Other	(52)	1,361
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,200)	(4,314)
Other receivables, net	2,354	(1,492)
Refundable income taxes	989	(76)
Inventory, net	12,510	(18,610)
Prepaid expenses and other assets	1,852	1,492
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(707)	(3,405)
Other liabilities	(836)	(442)
Net cash provided by operating activities	55,849	47,444

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(45,139)	(123,759)
Proceeds from sale of property, plant, equipment, and mineral properties	—	68
Purchases of investments	(7)	(80,234)
Proceeds from sale of investments	20,583	21,839
Net cash used in investing activities	(24,563)	(182,086)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	150,000
Debt issuance costs	—	(603)
Employee tax withholding paid for restricted stock upon vesting	(611)	(577)
Net cash (used in) provided by financing activities	(611)	148,820

Net Change in Cash and Cash Equivalents	30,675	14,178
Cash and Cash Equivalents, beginning of period	394	33,619
Cash and Cash Equivalents, end of period	$31,069	$47,797

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$2,820	$264
Income taxes	$(2,097)	$2,302
Accrued purchases for property, plant, equipment, and mineral properties	$7,672	$30,916

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
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
Intrepid owns six active potash production facilities: four in New Mexico and two in Utah. Production comes from two conventional underground mines, the HB Solar Solution mine and a compaction facility in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining the mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then centrally determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price per ton to Intrepid. Intrepid calculates average net realized sales price per ton by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium-related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Inventory and Long-Term Parts Inventory—Inventory consists of product and by-product stocks that are ready for sale; mined ore; concentrate production and potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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

Note 3	— EARNINGS PER SHARE
Dilutive securities, including non-vested restricted common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. For the three months ended June 30, 2014, and 2013, 137,093 and 172,089 non-vested shares of restricted common stock and 333,612 and 344,162 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended June 30, 2014, and 2013, zero and 3,272 shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation.
For the six months ended June 30, 2014, and 2013, 107,285 and 106,201 non-vested shares of restricted common stock and 335,171 and 294,459 stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the six months ended June 30, 2014, and 2013, zero and 1,636 shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$5,562	$11,317	$5,207	$26,236

Basic weighted average common shares outstanding	75,515	75,383	75,480	75,362
Add: Dilutive effect of non-vested restricted common stock	49	11	43	24
Add: Dilutive effect of stock options outstanding	—	—	—	4
Add: Dilutive effect of performance units	10	6	11	6
Diluted weighted average common shares outstanding	75,574	75,400	75,534	75,396

Earnings per share:
Basic	$0.07	$0.15	$0.07	$0.35
Diluted	$0.07	$0.15	$0.07	$0.35
Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash	$19,533	$18
Commercial paper and money market accounts	11,536	376
Total cash and cash equivalents	$31,069	$394

Corporate bonds	$3,013	$12,954
Certificates of deposit and time deposits	1,000	2,260
Total short-term investments	$4,013	$15,214

Corporate bonds	$2	$9,505
Total long-term investments	$2	$9,505

Total cash, cash equivalents, and investments	$35,084	$25,113

The following tables summarize the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$3,013	$2	$—	$3,015
Certificates of deposit and time deposits	1,000	—	—	1,000
Total available-for-sale securities	$4,013	$2	$—	$4,015

	December 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$22,475	$3	$(19)	$22,459
Certificates of deposit and time deposits	2,260	—	—	2,260
Total available-for-sale securities	$24,735	$3	$(19)	$24,719
For the three months ended June 30, 2014, and 2013, Intrepid recognized gross realized gains of approximately zero and $35,000, respectively, on the sale of investments classified as available-for-sale. For the three months ended June 30, 2014, and 2013, Intrepid recognized gross realized losses of approximately zero and $19,000, respectively, on the sale of investments classified as available-for-sale. For the six months ended June 30, 2014, and 2013, Intrepid recognized gross realized gains of approximately $13,000 and $35,000, respectively, on the sale of investments classified as available-for-sale. For the six months ended June 30, 2014, and 2013, Intrepid recognized gross realized losses of approximately zero and $19,000, respectively, on the sale of investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of June 30, 2014, and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Finished goods product inventory	$41,663	$66,565
In-process mineral inventory	23,133	17,841
Total product inventory	64,796	84,406
Current parts inventory, net	21,876	20,605
Total current inventory, net	86,672	105,011
Long-term parts inventory, net	13,592	12,469
Total inventory, net	$100,264	$117,480
Parts inventories are shown net of any required reserves.
During the six months ended June 30, 2014, and 2013, Intrepid recorded charges of approximately $4.7 million and $12,000, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on its finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Buildings and plant	$265,626	$248,017
Machinery and equipment	515,632	472,250
Vehicles	13,670	13,455
Office equipment and improvements	19,064	18,846
Ponds and land improvements	73,955	74,166
Land	908	498
Total depreciable assets	888,855	827,232
Accumulated depreciation	(233,957)	(197,108)
Total depreciable assets, net	$654,898	$630,124

Mineral properties and development costs	$160,061	$145,822
Accumulated depletion	(14,966)	(13,165)
Total depletable assets, net	$145,095	$132,657

Construction in progress	12,179	63,788
Total property, plant, equipment, and mineral properties, net	$812,172	$826,569

Intrepid incurred the following costs for depreciation, depletion, and accretion, including costs capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation	$18,636	$13,498	$36,896	$26,678
Depletion	832	466	1,816	1,052
Accretion	406	374	811	749
Total incurred	$19,874	$14,338	$39,523	$28,479

Note 7	— DEBT
Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to Intrepid is limited by Intrepid's leverage ratio, which may not exceed 3.5, and its fixed charge coverage ratio, which may not be below 1.3. As of June 30, 2014, $141 million of the facility was available to Intrepid as a result of the operation of these ratios.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges.
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. The facility has a maturity date of August 2018. As of June 30, 2014, and December 31, 2013, there were no amounts outstanding under the facility. During the six months ended June 30, 2014, Intrepid borrowed and repaid $12 million under the demand portion of the credit facility for near-term working capital needs. Intrepid was in compliance with the covenants under the credit facility as of June 30, 2014.

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
Intrepid was in compliance with the covenants under the Notes as of June 30, 2014.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the three months ended June 30, 2014, and 2013, of $1.7 million and $1.4 million, respectively. Intrepid incurred gross interest expense for the six months ended June 30, 2014, and 2013, of $3.3 million and $1.6 million, respectively. Intrepid capitalized $0.1 million and $1.2 million of interest during the three months ended June 30, 2014, and 2013, respectively. Intrepid capitalized $0.4 million and $1.2 million of interest during the six months ended June 30, 2014, and 2013, respectively.

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
Following is a table of the changes to Intrepid’s asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asset retirement obligation, at beginning of period	$21,376	$21,114	$21,047	$20,579
Liabilities settled	(45)	(104)	(121)	(128)
Liabilities incurred	—	148	—	332
Accretion of discount	406	374	811	749
Total asset retirement obligation, at end of period	$21,737	$21,532	$21,737	$21,532

The current portion of the asset retirement obligation of $1.1 million and $1.1 million, respectively, is included in "Other" current liabilities on the condensed consolidated balance sheets as of June 30, 2014, and December 31, 2013. The undiscounted amount of asset retirement obligation is $54.8 million as of June 30, 2014.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of June 30, 2014, the following awards were outstanding under the plan: 567,103 shares of non-vested restricted shares of common stock; non-vested performance units representing 19,874 shares of common stock; and options to purchase 329,787 shares of common stock. As of June 30, 2014, approximately 3.4 million shares of common stock remained available for issuance under the Plan.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.1 million and $0.9 million for the three months ended June 30, 2014, and 2013, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.9 million and $1.7 million for the six months ended June 30, 2014, and 2013, respectively. These amounts are net of estimated forfeiture adjustments. As of June 30, 2014, there was $7.8 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2017.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the six months ended June 30, 2014, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	352,050	$21.65
Granted	373,901	$14.46
Vested	(131,838)	$23.16
Forfeited	(27,010)	$20.23
Non-vested restricted shares of common stock, end of period	567,103	16.62
Performance Units — In 2012 and 2013, the Compensation Committee granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The performance units vest ratably over three years and contain operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions have passed, and a total of 19,874 shares of common stock are available for future payout under the performance units, subject to continued employment of the individual grantees through the vesting dates. Intrepid recognized stock-based compensation expense related to these agreements of $0.1 million and $0.2 million in the three months ended June 30, 2014, and 2013, respectively. Intrepid recognized stock-based compensation expense related to these agreements of $0.2 million and $0.3 million in the six months ended June 30, 2014, and 2013, respectively. No performance units have been issued in 2014.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to Intrepid’s executive management and other selected employees as part of its annual award program. These stock options generally vested ratably over three years. In measuring compensation expense for options, Intrepid estimated the fair value of the award on the grant dates using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
For the three months ended June 30, 2014, and 2013, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately zero and $0.1 million, respectively. For the six months ended June 30, 2014, and 2013, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.1 million and $0.3 million, respectively. As of June 30, 2014, all outstanding stock options were fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.
A summary of Intrepid’s stock option activity for the six months ended June 30, 2014, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	329,787	$26.21	$—	5.3	$13.10

Vested or expected to vest, end
of period	329,787	$26.21	$—	5.3	$13.10

Exercisable non-qualified
stock options, end of period	329,787	$26.21	$—	5.3	$13.10

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Intrepid's effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which Intrepid's income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets, liabilities, and the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. During the three months ended June 30, 2014, Intrepid's effective tax rate differed from the statutory rate as a result of the benefit from estimated depletion deductions, as well as from an adjustment to the benefits received from the carry back of the net operating loss incurred in 2013. During the six months ended June 30, 3014, in addition to the items noted above, Intrepid also benefited from the reversal of a $1.7 million valuation allowance related to its New Mexico net operating loss carry forwards, as it now believes those carry forwards are realizable based on legislation passed by the State of New Mexico in the first quarter of 2014.

A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current portion of income tax (benefit) expense	$(1,108)	$26	$(1,108)	$343
Deferred portion of income tax expense (benefit)	2,750	7,145	(28)	15,526
Total income tax expense (benefit)	$1,642	$7,171	$(1,136)	$15,869
Effective tax rate	22.8%	38.8%	(27.9)%	37.7%

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of Intrepid's business and the states in which Intrepid has a taxable relationship. This creates fluctuations in the value of Intrepid's net deferred tax asset. In April 2013, the State of New Mexico lowered its corporate income tax rate pursuant to a schedule that goes into effect over the next five years. Intrepid has estimated that the lower state income tax rates will result in a lower future income tax expense. As a result, Intrepid recorded additional deferred state income tax expense of $1.3 million in the three months ended June 30, 2013, as its deferred tax asset has decreased in value. The actual timing for the use of the deferred income tax asset will be based on the actual taxable income earned over future periods and will likely be different from the current estimate.

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
Reclamation Deposits and Surety Bonds—As of June 30, 2014, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of June 30, 2014, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings.  Considering the uncertainty associated with collection of these credits, Intrepid recorded an allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits.  In March 2014, as a result of its continuing efforts to collect these credits, Intrepid received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, Intrepid reversed $2.6 million of the previously established allowance to reflect the collectability of these credits. These credits are typically considered in Intrepid's product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, Intrepid recorded the reversal of the allowance as "Other (income) expense" in the condensed consolidated statement of operations for the six months ended June 30, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. During the second quarter of 2014, Intrepid received the $5.9 million of credits noted above. As of June 30, 2014, Intrepid has a receivable of $5.1 million, net of an allowance of $2.0 million, associated with the New Mexico High Wage Jobs Credits and intends to continue to vigorously pursue recovery of all unpaid credits.

Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of June 30, 2014. Intrepid has established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2014
For the three months ended June 30, 2014	$1,629
For the six months ended June 30, 2014	$3,210

2013
For the three months ended June 30, 2013	$1,115
For the six months ended June 30, 2013	$2,024

Note 12	— FAIR VALUE
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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2014, and December 31, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds as of June 30, 2014	$—	$3,015	$—
Corporate bonds as of December 31, 2013	$—	$22,459	$—
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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of June 30, 2014, and December 31, 2013, are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$137,000	$150,000	$129,000
For cash and cash equivalents, certificate of deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The estimated fair value of the long-term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

Note 13	— EMPLOYEE BENEFITS
In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the assets relating to its Moab facility in 2000, Intrepid and its predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"). In February 2002, Intrepid froze the benefits to be paid under the Pension Plan. In December 2011, Intrepid adopted resolutions to terminate the Pension Plan. After receiving the necessary regulatory approvals, plan amendments, and participant settlement elections, Intrepid funded $2.0 million to settle all Pension Plan liabilities in April 2013. Upon funding, Intrepid was released from any further obligations under the Pension Plan. Accordingly, Intrepid recorded the additional expense of approximately $1.9 million to reflect the termination of the Pension Plan in the three months ended June 30, 2013. This amount is recorded as "Other income (expense)" in the condensed consolidated statement of operations.

Note 14	— RESTRUCTURING CHARGE
In January 2014, in response to declining potash prices and completion of our major capital projects, Intrepid undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, temporary decreases in executive and senior management compensation, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. For the six months ended June 30, 2014, Intrepid recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 15	— RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, Intrepid received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consisted of items for which Intrepid made certain tax payments on behalf of vendors, as well as compensating tax payments subsequently deemed not required as a result of a New Mexico court decision. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, Intrepid recorded $1.7 million of income, which is reflected in "Other operating (income)" in the condensed consolidated statement of operations for the six months ended June 30, 2013.

Note 16	— RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The new standard provides new principles for the timing and amounts of revenue to be recognized. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016. Intrepid continues to study the new standard to determine whether it will have a material impact on its consolidated financial statements upon adoption.
In June 2014, FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Intrepid does not anticipate this standard will have a material impact on its consolidated financial statements upon adoption.

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our subsequent Quarterly Reports on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and the feedstock for other processes, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and standard, granular and premium-sized Trio®, while the industrial and animal feed markets largely consume standard- and fine standard-sized product. Each of our operating facilities supplies these markets. Additionally, we have the capability to supply customers from our different locations due to the relatively homogeneous nature of our products. The flexibility to compact all of our production into granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our production to more closely align with specific market needs, thereby decreasing our dependence on sales of any one particular size of potash.
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
We own six active potash production facilities—four in New Mexico and two in Utah. One of our four active potash production facilities in New Mexico is our newly constructed HB Solar Solution mine near Carlsbad, New Mexico. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We recently completed our first harvest of ore from the solar evaporation ponds. We began commissioning of the processing plant at the end of December 2013. Much of the commissioning activity took place through the initial harvest season, which was completed in early June 2014 and resulted in the production of 31,000 tons of finished product. Additional refinements to the facility operations will occur into the second harvest season, which is expected to begin in August 2014. As expected, there is a ramp-up of production with the HB Solar Solution mine, with the first harvest production at volumes substantially lower than the designed capacity of the plant. Accordingly, we had production costs in excess of market prices for potash, resulting in a lower-of-cost-or-market inventory adjustment of $4.0 million in the first half of 2014 related to the start up of the HB Solar Solution mine. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016. We have additional opportunities to develop mineralized deposits of potash as well as to improve recoveries in our processing plants. These opportunities potentially include additional solution mining activities and additional recoveries of our langbeinite. Longer-term opportunities include the potential reopening of the North mine, which was operated as a conventional underground mine until the early 1980s, or the acceleration of production from our reserves.
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
• Potash demand. We sold 235,000 tons of potash in the second quarter of 2014, an increase of 51,000 tons compared with the second quarter of 2013. As the spring application season unfolded, our customers gained confidence around the price of potash and, as a result, purchasing activity increased. The early February announcements by Canadian producers of a $20 per ton increase in their list price for potash in North America spurred purchasing of potash as many customers then placed orders ahead of the price increase to meet the needs of their spring application season. We benefited from this increased demand, which resulted in strong sales volumes during the first half of 2014.

Our ability to supply tons to our customers on a timely basis was a fundamental element to our successful spring season in 2014 as rail logistics, including rail car availability, were very challenging. We expect rail car availability to remain an issue in the near future. We utilized our warehouse system effectively to position product closer to our customers. We also experienced solid demand in the industrial market during the second quarter of 2014, highlighting the diverse markets that we serve.
Potash sales volumes into the industrial segment increased in the second quarter of 2014 as compared to the same period a year ago. This increase in sales volumes was partially driven by continued strong activity in the oil and gas drilling markets.
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
• Potash prices. Potash prices are a significant driver of profitability for our business. Our average net realized sales price was $329 per ton in the second quarter of 2014 compared to $402 per ton in the second quarter of 2013. This decrease was due to the downward pressure on potash prices driven by the general view in the market that there was adequate global potash supply. This downward price pressure accelerated in the second half of 2013 after announcements by Uralkali in late July 2013 relating to its marketing and production strategies caused significant uncertainty in the global potash market. As a result of the intentional actions by the Canadian producers to curtail production in order to better manage inventory levels, current potash inventory levels in North America have decreased and are now approximating the ten-year average. Announcements of price increases by Canadian producers in 2014 combined with decreased inventories of granular-sized potash have resulted in higher prices beginning to be realized in 2014. Accordingly, our average net realized sales price in the second quarter of 2014 of $329 per ton was $12 higher than our average net realized sales price in the first quarter of 2014. We expect our average net realized price for the second half of 2014 to approximate the price achieved for the second quarter of 2014.
• Trio® prices and demand. The average net realized sales price of Trio® was $350 per ton in the second quarter of 2014 compared to $359 per ton in the second quarter of 2013. We realized a $10 per ton increase in our average net realized sales price for Trio® from the first quarter of 2014 to the second quarter of 2014 as we focused on the higher net realized prices being obtained in the domestic market. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. In recent years, however, despite declining potash prices in 2012 and 2013, dealers and farmers have recognized the added value of magnesium and sulfate and the benefits of a low-chloride specialty product, which has helped support Trio® pricing. Demand for granular- and premium-sized Trio® continues to be strong in the domestic market. We have seen weaker demand and softer pricing for standard-sized Trio® in the export market. We expect that the general trends associated with potash pricing and volumes will have a similar directional impact on the pricing and volumes in the Trio® markets. Should we choose to manage our Trio® inventory levels by increasing our mix of export sales, we would likely see a lower net realized price for Trio®.
• Major capital projects. We expect the level of capital project investment to decrease significantly in 2014 as compared to 2013, as we have substantially completed our major capital projects over the last two years. During 2014, we intend to continue focusing on optimizing and gaining the efficiencies from these projects, which are intended to increase production, decrease our per-ton operating costs and increase our overall marketing flexibility.
In late 2013, we began commissioning of the HB Solar Solution processing plant and expect this work to continue through much of 2014. We have invested $240 million in the HB Solar Solution mine as of June 30, 2014. The start-up production from our initial harvest has a higher per-ton cost due to the relatively low volumes of product being processed and accounted for $4.0 million of the lower-of-cost-or-market inventory adjustments recorded in the six months ended June 30, 2014.
We have several ongoing recovery enhancement projects at the West facility that have been recently completed or are nearing completion, with total expected investment of approximately $30 million to $35 million, of which $28 million had been invested as of June 30, 2014. The series of projects underway at the West facility, some of which began in 2012, are intended to sustain and increase production by improving recoveries at the West facility as we transition into different ore zones. We expect to wrap up the last of these projects during the third quarter of 2014. The West facility provides the majority of the feedstock for the North plant. The capabilities of the new North compaction facility allow us the flexibility to make design changes at the West facility, not previously possible, to increase recovery as well as to decrease our per-ton operating costs.

The North compaction project was completed in June 2014. This plant processes concentrate tons produced from both the West facility and the HB Solar Solution mine. All three compaction lines are now in service. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Capital expenditures for this project totaled $98 million.
• East facility production. We have dedicated significant resources to the long-term improvement plan that we began in early 2012 to improve production from our East facility. Our recovery and production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do. Our production and recovery results historically have had a positive correlation to ore grade. Our production results are also influenced by the amount of development activity we perform. Our potash production from the East facility increased in the second quarter of 2014, as compared to the same period in 2013, as we experienced higher sylvite grade ore and greater recoveries in 2014. Our Trio® production from the East facility decreased in the second quarter of 2014 as compared to the comparable period in 2013 as a result of lower mixed and langbeinite ore grade in 2014. We also incurred increased product losses associated with converting standard-sized Trio® into premium-sized Trio®. Our total production costs at our East facility decreased in the second quarter of 2014 as compared to 2013. Accordingly, fewer production costs for potash were allocated over more tons, resulting in lower per-ton costs for potash from our East facility. Even with this improvement, the relatively lower potash price required that we record lower-of-cost-or-market inventory adjustments of approximately $0.4 million from our East facility during the first half of 2014. Our production of premium-sized Trio® product improved during the second quarter as we continue to make modifications to the plant to improve the operating performance of the process.
• Other Operating Income. In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million for tax credits relating to the denied credits. As a result of our efforts working with the State of New Mexico, in March 2014 we received notice that $5.9 million of employment tax credits, a significant portion of which had previously been denied, had been approved for payment. Accordingly, in the first quarter of 2014, we reversed $2.6 million of the allowance associated with the previously reserved employment-related tax credits. We received the $5.9 million payment during the second quarter of 2014.
• Restructuring expense. In January 2014, in response to the acceleration of declining potash prices since mid-2013 and the substantial completion of our major capital projects, we undertook a number of cost saving actions that are intended to better align our cost structure with the current business environment. These initiatives include the elimination of approximately 7% of the workforce, including capital project related support associated with the our major capital projects, temporary decreases in executive and senior management compensation, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. We estimate that these measures will result in annual savings of approximately $12 million to $15 million, with the majority being in general and administrative expense and the remainder being cost of goods sold. The workforce reduction occurred in January 2014, generating a pre-tax restructuring charge of approximately $1.8 million, which is comprised primarily of severance-related payments.
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

			Change
	Three Months Ended June 30,		Between
	2014	2013	Periods	% Change
Production volume (in thousands of tons):
Potash	190	182	8	4%
Langbeinite	43	50	(7)	(14)%
Sales volume (in thousands of tons):
Potash	235	184	51	28%
Trio®	62	35	27	77%

Gross sales (in thousands):
Potash	$84,804	$78,195	$6,609	8%
Trio®	26,145	14,485	11,660	80%
Total	110,949	92,680	18,269	20%
Freight costs (in thousands):
Potash	7,496	4,351	3,145	72%
Trio®	4,264	2,175	2,089	96%
Total	11,760	6,526	5,234	80%
Net sales (in thousands)(1):
Potash	77,308	73,844	3,464	5%
Trio®	21,881	12,310	9,571	78%
Total	$99,189	$86,154	$13,035	15%

Potash statistics (per ton):
Average net realized sales price(1)	$329	$402	$(73)	(18)%
Cash operating costs(1)(2)	188	186	2	1%
Depreciation and depletion	67	50	17	34%
Royalties	12	18	(6)	(33)%
Total potash cost of goods sold	$267	$254	$13	5%
Warehousing and handling costs	11	14	(3)	(21)%
Average potash gross margin(1)	$51	$134	$(83)	(62)%

Trio® statistics (per ton):
Average net realized sales price(1)	$350	$359	$(9)	(3)%
Cash operating costs(1)	192	177	15	8%
Depreciation and depletion	57	48	9	19%
Royalties	17	18	(1)	(6)%
Total Trio® cost of goods sold	$266	$243	$23	9%
Warehousing and handling costs	8	15	(7)	(47)%
Average Trio® gross margin(1)	$76	$101	$(25)	(25)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $7 for each of the three months ended June 30, 2014, and 2013, respectively. By-product credits were $1.7 million and $1.3 million for the three months ended June 30, 2014, and 2013, respectively.

			Change
	Six Months Ended June 30,		Between
	2014	2013	Periods	% Change
Production volume (in thousands of tons):
Potash	411	404	7	2%
Langbeinite	75	96	(21)	(22)%
Sales volume (in thousands of tons):
Potash	478	369	109	30%
Trio®	98	74	24	32%

Gross sales (in thousands):
Potash	$169,301	$160,973	$8,328	5%
Trio®	40,523	30,964	9,559	31%
Total	209,824	191,937	17,887	9%
Freight costs (in thousands):
Potash	15,156	9,817	5,339	54%
Trio®	6,535	4,806	1,729	36%
Total	21,691	14,623	7,068	48%
Net sales (in thousands):
Potash	154,145	151,156	2,989	2%
Trio®	33,988	26,158	7,830	30%
Total	$188,133	$177,314	$10,819	6%

Potash statistics (per ton):
Average net realized sales price(1)	$323	$409	$(86)	(21)%
Cash operating costs(1)(2)	197	180	17	9%
Depreciation and depletion	65	48	17	35%
Royalties	11	17	(6)	(35)%
Total potash cost of goods sold	$273	$245	$28	11%
Warehousing and handling costs	10	15	(5)	(33)%
Average potash gross margin(1)	$40	$149	$(109)	(73)%

Trio® statistics (per ton):
Average net realized sales price(1)	$347	$354	$(7)	(2)%
Cash operating costs(1)	201	179	22	12%
Depreciation and depletion	61	51	10	20%
Royalties	17	18	(1)	(6)%
Total Trio® cost of goods sold	$279	$248	$31	13%
Warehousing and handling costs	8	14	(6)	(43)%
Average Trio® gross margin(1)	$60	$92	$(32)	(35)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $6 and $9 for the six months ended June 30, 2014, and 2013, respectively. By-product credits were $3.1 million and $3.2 million for the six months ended June 30, 2014, and 2013, respectively.

Results of Operations
Operating Highlights
Net income for the second quarter of 2014 was $5.6 million, or $0.07 per diluted share, and cash flows from operating activities were $38.5 million. Net income for the first six months of 2014 was $5.2 million, or $0.07 per diluted share, and cash flows from operating activities were $55.8 million. During the three months ended June 30, 2014, we sold 235,000 tons of potash at a net realized sales price of $329 per ton and 62,000 tons of Trio® at a net realized sales price of $350 per ton. During the six months ended June 30, 2014, we sold 478,000 tons of potash at a net realized sales price of $323 per ton and 98,000 tons of Trio® at a net realized sales price of $347 per ton. We made capital investments of $24.0 million in the first six months of 2014, and ended the quarter with $35.1 million of cash and investments. We produced 411,000 tons of potash and 75,000 tons of langbeinite in the six months ended June 30, 2014.
Potash
We sold 235,000 tons of potash in the second quarter of 2014 compared with 184,000 tons sold in the second quarter of 2013. For the first half of 2014, we sold 478,000 tons of potash compared to 369,000 tons in the first half of 2013. The increase in sales volumes was driven by increased confidence from buyers and our agricultural customers' demand for product for the spring season after the relatively modest sales volumes from the fall of 2013. Our ability to supply tons to our customers on a timely basis was a fundamental element of our successful spring season in 2014 as rail logistics, including rail car availability, were very challenging. We utilized our warehouse system effectively to position product closer to our customers. In addition, we experienced continued strong industrial sales in the quarter resulting from ongoing strength in the energy sector. Our average net realized sales price of potash was $329 per ton in the second quarter of 2014, compared with $402 per ton in the second quarter of 2013. Although potash pricing has decreased over the same period a year ago, we were able to achieve a sequential increase in our average net realized sales price in the second quarter 2014 due to recent price increase announcements by the Canadian producers.
The table below shows our potash sales mix for the three and six months ended June 30, 2014, and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Agricultural	74%	72%	75%	76%
Industrial	20%	21%	20%	17%
Feed	6%	7%	5%	7%

We continue to focus on increasing the flexibility of our operations to produce the right amount of product for the demands of our specific markets. For example, we have invested in granulation facilities at each of our operations. The flexibility to match granular production to demand is important as we continue to see long-term trends that support utilization of potash in agriculture. Data generated by Fertecon Limited, a fertilizer industry consultant, shows that, over the past 25 years, domestic potash consumption has averaged approximately 9.3 million tons with annual volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. We believe continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity with a system of balanced fertilization. We believe these factors suggest increased domestic potash consumption is possible in the coming years.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency in some agricultural soils within North America. In order for the North American farmer to maximize yields, we believe higher application rates of potash will be necessary in the future. With higher crop yields in 2013, more potassium was removed from the soil. In preparation for the 2014 growing season, we believe farmers generally applied recommended amounts of potash in the fall of 2013 and the spring of 2014.
Our potash production volume in the second quarter of 2014 increased to 190,000 tons, compared with 182,000 tons produced in the second quarter of 2013. The increase was due to new production from our HB Solar Solution mine and increased production at our East and Wendover facilities. This was offset by decreases in production from our West facility due to lower ore grade relative to the same period in 2013 and increased scheduled downtime and at our Moab facility due to the expected earlier end of the harvest season coming in March 2014 as compared to April 2013. Production from our West facility has been impacted primarily by lower ore grade in 2014, highlighting the importance of the capital investments that are nearly complete and are designed to address the geologic characteristics of the ore. Due to the reduced production levels at our West facility, which is our largest production facility, we had fewer tons of potash produced over which to allocate production costs. As a result, and coupled with the expected start-up losses from our HB Solar Solution mine, our cash operating cost of goods sold increased to $188 per ton for the second quarter of 2014, compared with $186 per ton in the second quarter of 2013.
Trio®
Our Trio® production was lower in the first half of 2014 than in the same period in 2013 as we experienced lower ore grade and higher than expected losses associated with the conversion to premium-sized products. Pricing for Trio® has slightly softened compared to last year due primarily to softness in potash pricing. Our average net realized sales price for Trio® increased from the first quarter of 2014 to the second quarter of 2014 as we have shifted our sales efforts to domestic opportunities in recognition of the relative strength of the domestic market compared to the export market. The decision to focus on the domestic market takes into account the higher margin we are able to realize in the domestic market for our premium-sized product. Demand for our granular- and premium-sized Trio® has remained strong, even as potash prices have decreased significantly. Our sales of Trio® increased to 62,000 tons in the second quarter of 2014 as compared with 35,000 tons in the second quarter of 2013, driven primarily by increased sales of premium-sized Trio®. The export market for standard product has softened considerably in 2014 compared to the same period a year ago, highlighting the importance of improving our pelletization process, which upgrades the standard-sized product to premium-sized product.
Our average Trio® gross margin per ton decreased by $25 per ton in the second quarter of 2014, as compared with the second quarter of 2013. This was driven by a slight decrease of $9per ton in our average net realized sales price for Trio®, coupled with the increase in our cash operating costs for Trio® of $15 per ton. Our cash operating costs for Trio® increased as a result of the production issues mentioned above. The cash operating costs per ton were negatively affected by the inefficiency and resulting high cost per ton associated with the production of the pelletized product. This resulted in a higher per-unit cash operating cost per ton associated with the pelletized product. Despite the higher costs per ton of producing premium-sized product, we were able to achieve a higher margin from selling this product domestically rather than selling the standard-sized product in the export market.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales, which has an impact on the quarterly results, but as noted were particularly low in the first half of 2014 as discussed above.

	United States	Export
Trio® only
2014
For the three months ended June 30, 2014	95%	5%
For the six months ended June 30, 2014	94%	6%

2013
For the three months ended June 30, 2013	73%	27%
For the six months ended June 30, 2013	70%	30%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased $73 per ton in the second quarter of 2014 from the second quarter of 2013 largely as a result of ongoing global productive capacity that has exceeded demand, particularly over the last few years. Domestically, the market is influenced by this global scenario. During the second quarter 2014, North American potash inventory levels decreased, and are now closer to the average inventory levels over the last five years. As a result, we experienced the first sequential increase in our potash average net realized sales price since the fourth quarter of 2011.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2013 and into 2014.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
June 30, 2014	$329	$350
March 31, 2014	$317	$340
December 31, 2013	$338	$345
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351

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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2014, our average royalty rate was 4.0% and 3.8%, respectively. For the three and six months ended June 30, 2013, our average royalty rate was 4.5% and 4.3%, respectively.

Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and six months ended June 30, 2014, was 22.8% and (27.9)%, respectively. Our effective tax rate for the three and six months ended June 30, 2014 differed from the blended statutory income tax rate as a result of the estimated benefit of depletion, and an adjustment to the benefits received from the carry back of the net operating loss incurred in 2013. Our effective tax rate for the three and six months ended June 30, 2013, was 38.8% and 37.7%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2014, the total tax expense (benefit) was $1.6 million and $(1.1) million, respectively. Total tax benefit for the three months ended June 30, 2014, was comprised of $1.1 million of current income tax benefit and $2.8 million of deferred income tax expense. Total tax benefit for the six months ended June 30, 2014, was comprised of $1.1 million of current income tax benefit and $28,000 of deferred income tax benefit. In the six months ended June 30, 2014, in addition to the items noted above, we also benefited from the reversal of a valuation allowance of $1.7 million related to New Mexico net operating loss carry forwards that had been established in 2013. As a result of legislation passed by the State of New Mexico in the first quarter of 2014, we now believe these net operating loss carry forwards will be realized. The reversal of the $1.7 million valuation allowance is included in the $28,000 of deferred income tax benefit in the six months ended June 30, 2014, which impacts the effective tax rate for the period.
For the three and six months ended June 30, 2013, the total tax expense was $7.2 million and $15.9 million, respectively. Total tax expense for the three months ended June 30, 2013, was comprised of $26,000 of current income tax expense and $7.2 million of deferred income tax expense. Total tax expense for the six months ended June 30, 2013, was comprised of $0.4 million of current income tax expense and $15.5 million of deferred income tax expense. Our current tax expense for the three and six months ended June 30, 2013, was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
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

Capital Investments
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. We have been executing a capital investment plan at each of our facilities to respond to this anticipated increase in demand and to structurally lower our cash operating costs per ton. These plans have focused on growing productivity and improving recoveries while improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. The vast majority of our major capital projects are at or nearing completion and our future capital investment activity beginning in 2014 is expected to be less significant compared to the past few years.
During 2013, much of our strategic focus was on investing in and completing our large capital projects. We expect our level of capital investment to decrease significantly in 2014 compared to 2013. We expect our investments will grow production capacity and decrease cash operating costs per ton while also increasing the flexibility of our production mix to support our marketing efforts. We have already made significant steps towards improving our granulation capacity for both potash and Trio® through our capital investments.
During the first six months of 2014, we invested $24.0 million in capital projects, including $0.4 million of capitalized interest. These capital projects included investments related to the substantial completion of the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the recovery improvement projects at our West facility.
In 2014, we expect our level of capital investment to be approximately $40 million to $50 million, which includes approximately $5 million to $7 million of additional investment in recovery improvement projects at our West plant. This compares to $256.2 million of capital invested during 2013. This decrease in capital investment activity allows us to shift our focus to optimizing and increasing efficiencies of our operating facilities to extract the value from the capital investments made over the last several years. We expect our 2014 operating plans and capital programs to be funded out of operating cash flows, existing cash and investments, and availability under our unsecured credit facility.
The following details several of our significant projects that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
During 2013, we substantially completed the construction activities associated with the initial design for the HB Solar Solution mine. In the first six months of 2014, we produced 31,000 tons of finished product from the HB Solar Solution mine. We expect our production from the HB Solar Solution mine to ramp up throughout 2014, with production levels increasing into the harvest seasons in 2015 and 2016, assuming the benefit of an average annual evaporation cycle applied to full evaporation ponds. The anticipated production schedule may be impacted by delays due to commissioning activities, the rate of injection into the mines, and the impact of weather events or weather patterns on commissioning and evaporation seasons. We have invested $240 million for the project as of June 30, 2014.

•
We have several ongoing projects at our West facility that are intended to sustain and increase production through improvements in recovery rates. We have made ongoing improvements to the West facility since its acquisition to increase the volume of tons going through the facility. This current phase of improvements is designed to increase recoveries at the West facility as we transition into different ore zones. The last of these projects are expected to be completed in the third quarter of 2014. The capabilities of the new North compaction facility allow us the flexibility to make design changes at the West facility to increase recovery as well as to decrease our per-ton operating costs. There is a level of coordination among the projects at the West facility and North compaction facility that will cause some variation in production volumes at the West facility as the projects are placed in service and resulting design changes are realized. We estimate the total investment for these projects will be between $30 million and $35 million, of which $28 million had been invested as of June 30, 2014.

•
The North compaction project is complete and is processing tons produced from both the West facility and the HB Solar Solution mine. All three compaction lines are now in service and operating as an integrated system. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Total capital expenditures for this project totaled $98 million as of June 30, 2014.

Liquidity and Capital Resources
As of June 30, 2014, we had cash, cash equivalents, and investments of $35.1 million. We also have an unsecured credit facility that provides a revolving credit facility of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of June 30, 2014, we had $141 million available under this facility.
The $35.1 million of cash, cash equivalents and investments at June 30, 2014, was made up of the following:

•	$19.5 million in cash;

•	$11.5 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$4.0 million invested in short-term investments.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.
The following summarizes our cash flow activity for the six months ended June 30, 2014, and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$55,849	$47,444
Cash flows used in investing activities	$(24,563)	$(182,086)
Cash flows (used in) provided by financing activities	$(611)	$148,820

Operating Activities
Total cash provided by operating activities through June 30, 2014, was $55.8 million, an increase of $8.4 million compared with the first six months of 2013. Higher sales volumes in 2014 resulted in a decrease in finished goods inventory, which was partially offset by an increase in the receivable balances associated with those sales.
Investing Activities
Total cash used in investing activities decreased by $157.5 million in the first six months of 2014 compared with the same six month period in 2013 as a result of lower capital investment activity in 2014.
Financing Activities
Total cash used in financing activities of $0.6 million was due to employee tax withholding for the vesting of restricted stock. During the six months ended June 30, 2014, Intrepid borrowed and repaid $12 million under the demand portion of the credit facility for near-term working capital needs. During the six months ended 2013, Intrepid received $149.3 million of net proceeds from the funding of our unsecured senior notes ("Notes") described below.
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
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. If adjusted EBITDA continues to decrease significantly over several quarters with no change to indebtedness, our leverage ratio could rise to the level where less than $250 million would be available to us. For example, as of June 30, 2014, $141 million was available to us under the facility due to an increase in our leverage ratio as a result of decreasing levels of adjusted EBITDA over the prior four fiscal quarters. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited during 2014. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.
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
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of June 30, 2014, and December 31, 2013, there were no amounts outstanding under the facility.
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

Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014, and 2013
Net Sales
Net sales of potash increased to $77.3 million for the three months ended June 30, 2014, from $73.8 million for the three months ended June 30, 2013. This increase in net sales of potash was primarily the result of a 28% increase in sales volume partially offset by a decrease in the average net realized sales price of potash of $73 per ton. Our 2014 sales volume increased over those realized in the same period in 2013, due primarily to the increased purchasing of potash by our customers for the spring application season.
Net sales of Trio® increased to $21.9 million for the three months ended June 30, 2014 from $12.3 million for the three months ended June 30, 2013, due to a 77% increase in the volume of sales partially offset by a 3% decrease in the average net realized sales price. Demand for granular-sized and pelletized Trio® continues to be favorable; however, the margin opportunity for standard-sized Trio® in the export market has decreased resulting in our increased focus on pelletizing standard-sized Trio® for sale in the domestic market.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended June 30,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$79.4	$55.0	$24.4	44%
Cost per ton of potash sold(1)	$267	$254	$13	5%
Cost per ton of Trio® sold(2)	$266	$243	$23	9%

(1)	Depreciation and depletion expense for potash was $15.6 million and $9.1 million in the second quarter of 2014 and 2013, respectively, which equates to $67 and $50 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $3.6 million and $1.7 million in the second quarter of 2014 and 2013, respectively, which equates to $57 and $48 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher cash operating costs per ton for the second quarter of 2014 largely due to lower production at our West facility as noted above and the costs associated with start-up of the HB Solar Solution plant. We recorded lower-of-cost-or-market inventory adjustments during the second quarter of 2014 of $1.1 million, all of which related to the start-up activities of our HB Solar Solution mine. Commissioning of the HB Solar Solution mine continues. The lower-of-cost-or-market inventory adjustments are the result of the modest level of production from the HB Solar Solution mine, resulting in our production costs being allocated over fewer tons, and are expected to decrease in the second half of 2014.
Total cost of goods sold of Trio® increased due to lower ore grade and the intentional focus on producing more premium-sized Trio®. Further, our continuing efforts to convert standard-sized Trio® into premium-sized Trio® have impacted our production volume. As a result, we have fewer tons of langbeinite over which production costs are allocated, resulting in higher per-ton costs.
In total, our cost of goods sold increased primarily due to more tons of potash and Trio® sold in the second quarter of 2014 as well as higher production costs. Our increased potash production costs were due to increases in labor costs, electricity and property taxes associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $8.4 million, or 78%, during the second quarter of 2014 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase in the second half of 2014 on an actual dollar basis as we complete our major capital projects described previously. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Income
In the second quarter of 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consisted of items for which we made certain tax payments on behalf of vendors, subsequently deemed not required as a result of a New Mexico court decision. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, we recorded $1.7 million of income, which is reflected in "Other operating income" in the condensed consolidated statement of operations for the three months ended June 30, 2013.

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

Results of Operations for the Six Months Ended June 30, 2014, and 2013
Net Sales
Net sales of potash increased from $151.2 million for the six months ended June 30, 2013, to $154.1 million for the six months ended June 30, 2014. This increase in net sales of potash was primarily the result of a 30% increase in sales volume partially offset by a decrease in the average net realized sales price of potash of $86 per ton, or 21%. Our 2014 sales volume increased over those realized in the same period in 2013, due primarily to the increased purchasing of potash by our customers for the spring application season.
Net sales of Trio® increased from $26.2 million for the six months ended June 30, 2013, to $34.0 million for the six months ended June 30, 2014, due to a 32% increase in the volume of sales offset by a 2% decrease in the average net realized sales price. Domestic demand for granular-sized and pelletized Trio® continues to be favorable; however, demand for standard-sized Trio® into the export market has been less predictable. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Over the last year, due to low levels of inventory, Trio® pricing has been resilient despite the significant decrease in potash prices.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Six Months Ended June 30,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	158.0	108.8	$49.2	45%
Cost per ton of potash sold(1)	$273	$245	$28	11%
Cost per ton of Trio® sold(2)	$279	$248	$31	13%

(1)	Depreciation and depletion expense for potash was $31.2 million and $17.6 million in the first six months of 2014 and 2013, respectively, which equates to $65 and $48 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $6.0 million and $3.8 million in the first six months of 2014 and 2013, respectively, which equates to $61 and $51 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher cash operating costs per ton for the first six months of 2014 largely due to lower production at our West facility as noted above and the costs associated with start-up of the HB Solar Solution plant. As potash pricing has been decreasing, we have recorded lower-of-cost-or-market inventory adjustments during the first six months of 2014 of $4.7 million, of which $4.0 million related to the start-up activities of our HB Solar Solution mine. The lower-of-cost-or-market inventory adjustments are the result of the modest level of production from the HB Solar Solution mine, resulting in our production costs being allocated over fewer tons, and are expected to decrease in the second half of 2014.
Total cost of goods sold of Trio® increased as our production of langbeinite decreased compared with the first half of 2013 due to lower ore grade. Further, our continuing efforts to convert standard-sized Trio® into premium-sized Trio® has impacted our production, as described previously.
In total, our cost of goods sold increased $49.2 million primarily due to more tons of potash and Trio® sold in the first six months of 2014 as well as higher potash production costs. Our increased potash production costs were due to increases in labor costs, natural gas, electricity, property taxes and maintenance associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $15.8 million, or 74%, during the first six months of 2014 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase in the second half of 2014 on an actual dollar basis as we complete our major capital projects described previously. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and by evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Income
In the second quarter of 2013, we received a $1.7 million refund from the State of New Mexico related to a compensating tax refund, as previously discussed.

In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million relating to the denied tax credits. In March 2014, we received notice that the State of New Mexico had approved $5.9 million of employment tax credits, a significant portion of which had previously been denied. Accordingly, in the first quarter of 2014, we reversed $2.6 million of the allowance associated with the previously recorded employment-related tax credits. We received payment of $5.9 million for the approved credits during the second quarter of 2014.

Other Income (Expense)

Other income (expense) was impacted by the settlement of all pension plan liabilities as of April 2013, as previously discussed.

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

Below is additional information about our non-GAAP financial measures, including reconciliations of our non-GAAP financial measures to the most directly comparable GAAP measures, for the three and six month periods ended June 30, 2014, and 2013:

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

	Three Months Ended June 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$84,804	$26,145	$110,949	$78,195	$14,485	$92,680
Freight costs	7,496	4,264	11,760	4,351	2,175	6,526
Net sales	$77,308	$21,881	$99,189	$73,844	$12,310	$86,154

Divided by:
Tons sold (in thousands)	235	62		184	35
Average net realized sales price per ton	$329	$350		$402	$359

	Six Months Ended June 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$169,301	$40,523	$209,824	$160,973	$30,964	$191,937
Freight costs	15,156	6,535	21,691	9,817	4,806	14,623
Net sales	$154,145	$33,988	$188,133	$151,156	$26,158	$177,314

Divided by:
Tons sold (in thousands)	478	98		369	74
Average net realized sales price per ton	$323	$347		$409	$354

Cash Operating Costs per Ton

Cash operating costs is a non-GAAP financial measure that is calculated as total of cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehousing and handling costs. We consider cash operating costs to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs as an indicator of performance and operating efficiencies and as one of the measures under our performance-based compensation programs for employees.

	Three Months Ended June 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$62,761	$16,622	$79,383	$46,660	$8,343	$55,003
Divided by sales volume (in thousands of tons)	235	62		184	35
Cost of goods sold per ton	$267	$266		$254	$243
Less per-ton adjustments
Depreciation and depletion	$67	$57		$50	$48
Royalties	12	17		18	18
Cash operating costs per ton	$188	$192		$186	$177

	Six Months Ended June 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$130,621	$27,336	$157,957	$90,483	$18,293	$108,776
Divided by sales volume (in thousands of tons)	478	98		369	74
Cost of goods sold per ton	$273	$279		$245	$248
Less per-ton adjustments
Depreciation and depletion	$65	$61		$48	$51
Royalties	11	17		17	18
Cash operating costs per ton	$197	$201		$180	$179

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Potash
Average potash net realized sales price	$329	$402	$323	$409
Less total potash cost of goods sold	267	254	273	245
Less potash warehousing and handling costs	11	14	10	15
Average potash gross margin per ton	$51	$134	$40	$149

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trio®
Average Trio® net realized sales price	$350	$359	$347	$354
Less total Trio® cost of goods sold	266	243	279	248
Less Trio® warehousing and handling costs	8	15	8	14
Average Trio® gross margin per ton	$76	$101	$60	$92

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2013, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2014, our Executive Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our Executive Chairman of the Board and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INTREPID POTASH, INC. (Registrant)

Dated: July 30, 2014	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board (Principal Executive Officer)

Dated: July 30, 2014	/s/ David W. Honeyfield
David W. Honeyfield - President and Chief Financial Officer (Principal Financial Officer)

Dated: July 30, 2014	/s/ Brian D. Frantz
Brian D. Frantz - Vice President-Finance, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.