Form 10-Q
period 2014-09-30
Intrepid Potash, Inc.
filed 2014-10-30
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2014, the registrant had 76,012,465 shares of common stock, par value $0.001, outstanding (including 484,230 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$70,833	$394
Short-term investments	3,019	15,214
Accounts receivable:
Trade, net	32,558	20,837
Other receivables	5,662	7,457
Refundable income taxes	527	15,722
Inventory, net	78,676	105,011
Prepaid expenses and other current assets	5,456	5,653
Current deferred tax asset	5,228	8,341
Total current assets	201,959	178,629

Property, plant, equipment, and mineral properties, net	799,095	826,569
Long-term parts inventory, net	15,248	12,469
Long-term investments	1	9,505
Other assets, net	4,134	4,252
Non-current deferred tax asset	146,987	143,849
Total Assets	$1,167,424	$1,175,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$17,905	$27,552
Related parties	233	50
Accrued liabilities	20,037	29,845
Accrued employee compensation and benefits	13,680	9,122
Other current liabilities	1,171	2,059
Total current liabilities	53,026	68,628

Long-term debt	150,000	150,000
Asset retirement obligation	21,051	19,959
Other non-current liabilities	2,784	2,715
Total Liabilities	226,861	241,302
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,528,235 and
75,405,410 shares outstanding at September 30, 2014, and December 31, 2013, respectively	76	75
Additional paid-in capital	575,225	572,616
Accumulated other comprehensive income (loss)	2	(10)
Retained earnings	365,260	361,290
Total Stockholders' Equity	940,563	933,971
Total Liabilities and Stockholders' Equity	$1,167,424	$1,175,273
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$102,280	$70,569	$312,104	$262,506
Less:
Freight costs	10,925	5,952	32,616	20,575
Warehousing and handling costs	3,270	2,854	9,070	9,527
Cost of goods sold	77,794	46,780	235,750	155,556
Lower-of-cost-or-market inventory adjustments	3,403	2,080	8,110	2,092
Gross Margin	6,888	12,903	26,558	74,756

Selling and administrative	6,466	7,921	20,276	26,052
Accretion of asset retirement obligation	405	375	1,217	1,124
Restructuring expense	—	—	1,827	—
Other operating expense (income)	2	2,921	(3,249)	1,752
Operating Income	15	1,686	6,487	45,828

Other Income (Expense)
Interest expense	(1,632)	(248)	(4,569)	(680)
Interest income	35	165	110	380
Other income (expense)	343	73	803	(1,747)
(Loss) Income Before Income Taxes	(1,239)	1,676	2,831	43,781

Income Tax Benefit (Expense)	3	350	1,139	(15,519)
Net (Loss) Income	$(1,236)	$2,026	$3,970	$28,262

Weighted Average Shares Outstanding:
Basic	75,528,235	75,394,377	75,496,365	75,372,879
Diluted	75,528,235	75,404,138	75,611,070	75,394,731
(Loss) Earnings Per Share:
Basic	$(0.02)	$0.03	$0.05	$0.37
Diluted	$(0.02)	$0.03	$0.05	$0.37
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (Loss) Income	$(1,236)	$2,026	$3,970	$28,262
Other Comprehensive Income:
Pension liability adjustment, net of tax	—	—	—	1,700
Unrealized gain (loss) on investments available for sale, net of tax	—	200	12	(21)
Other Comprehensive Income	—	200	12	1,679
Comprehensive (Loss) Income	$(1,236)	$2,226	$3,982	$29,941

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	75,405,410	$75	$572,616	$(10)	$361,290	$933,971
Unrealized gain on investments available for sale, net of tax	—	—	—	12	—	12
Net income	—	—	—	—	3,970	3,970
Stock-based compensation	—	—	3,220	—	—	3,220
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	122,825	1	(611)	—	—	(610)
Balance, September 30, 2014	75,528,235	$76	$575,225	$2	$365,260	$940,563

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,970	$28,262
Deferred income taxes	(31)	16,299
Items not affecting cash:
Depreciation, depletion, and accretion	59,630	44,040
Stock-based compensation	3,220	3,881
Lower-of-cost-or-market inventory adjustments	8,110	2,092
Other	172	2,112
Changes in operating assets and liabilities:
Trade accounts receivable, net	(11,722)	6,114
Other receivables, net	1,794	757
Refundable income taxes	15,196	(1,199)
Inventory, net	15,446	(39,373)
Prepaid expenses and other assets	(3)	(1,273)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	9,995	1,253
Other liabilities	(942)	(838)
Net cash provided by operating activities	104,835	62,127

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(55,325)	(186,227)
Proceeds from sale of property, plant, equipment, and mineral properties	—	108
Purchases of investments	(7)	(80,235)
Proceeds from sale of investments	21,547	32,663
Net cash used in investing activities	(33,785)	(233,691)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	150,000
Debt issuance costs	—	(1,032)
Employee tax withholding paid for restricted stock upon vesting	(611)	(577)
Net cash (used in) provided by financing activities	(611)	148,391

Net Change in Cash and Cash Equivalents	70,439	(23,173)
Cash and Cash Equivalents, beginning of period	394	33,619
Cash and Cash Equivalents, end of period	$70,833	$10,446

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$2,946	$398
Income taxes	$(16,304)	$2,302
Accrued purchases for property, plant, equipment, and mineral properties	$4,129	$27,821

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
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
Intrepid owns six active potash production facilities: four in New Mexico and two in Utah. Production comes from two conventional underground mines, the HB Solar Solution mine and a compaction facility in the Carlsbad region of New Mexico; a solar evaporation solution mine near Moab, Utah; and a solar evaporation shallow brine mine in Wendover, Utah. Trio® production comes from mining a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. Intrepid manages sales and marketing operations centrally. This allows Intrepid to evaluate the product needs of its customers and then centrally determine which of its production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price per ton to Intrepid. Intrepid calculates average net realized sales price per ton by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Intrepid also monitors product inventory levels and overall production costs centrally. Intrepid has one reporting segment being the extraction, production, and sale of potassium-related products. Intrepid's extraction and production operations are conducted entirely in the continental United States.

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
Dilutive securities, including non-vested restricted common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. For the three months ended September 30, 2014, and 2013, 535,668 and 277,284 non-vested weighted average shares of restricted common stock and 329,116 and 342,495 weighted average stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended September 30, 2014, and 2013, 18,372 and zero weighted average shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation.
For the nine months ended September 30, 2014, and 2013, zero and 171,058 non-vested weighted average shares of restricted common stock and 333,129 and 310,471 weighted average stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the nine months ended September 30, 2014, and 2013, zero and zero weighted average shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(1,236)	$2,026	$3,970	$28,262

Basic weighted average common shares outstanding	75,528	75,394	75,496	75,373
Add: Dilutive effect of non-vested restricted common stock	—	10	102	19
Add: Dilutive effect of stock options outstanding	—	—	—	3
Add: Dilutive effect of performance units	—	—	13	—
Diluted weighted average common shares outstanding	75,528	75,404	75,611	75,395

(Loss) Earnings per share:
Basic	$(0.02)	$0.03	$0.05	$0.37
Diluted	$(0.02)	$0.03	$0.05	$0.37

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of Intrepid's cash and investments held in its portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cash	$35,233	$18
Commercial paper and money market accounts	35,600	376
Total cash and cash equivalents	$70,833	$394

Corporate bonds	$2,019	$12,954
Certificates of deposit and time deposits	1,000	2,260
Total short-term investments	$3,019	$15,214

Corporate bonds	$1	$9,505
Total long-term investments	$1	$9,505

Total cash, cash equivalents, and investments	$73,853	$25,113

The following tables summarize the cost basis, unrealized gains and losses, and fair value of Intrepid's available-for-sale investments held in its portfolio as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$2,019	$1	$—	$2,020
Certificates of deposit and time deposits	1,000	—	—	1,000
Total available-for-sale securities	$3,019	$1	$—	$3,020

	December 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$22,475	$3	$(19)	$22,459
Certificates of deposit and time deposits	2,260	—	—	2,260
Total available-for-sale securities	$24,735	$3	$(19)	$24,719
For the three months ended September 30, 2014, and 2013, Intrepid recognized gross realized gains of approximately zero and $12,000, respectively, on the sale of investments classified as available-for-sale. For the three months ended September 30, 2014, and 2013, Intrepid had no recognized gross realized losses on the sale of investments classified as available-for-sale. For the nine months ended September 30, 2014, and 2013, Intrepid recognized gross realized gains of approximately $13,000 and $48,000, respectively, on the sale of investments classified as available-for-sale. For the nine months ended September 30, 2014, and 2013, Intrepid recognized gross realized losses of approximately zero and $19,000, respectively, on the sale of investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes Intrepid’s inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of September 30, 2014, and December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Finished goods product inventory	$35,327	$66,565
In-process mineral inventory	21,901	17,841
Total product inventory	57,228	84,406
Current parts inventory, net	21,448	20,605
Total current inventory, net	78,676	105,011
Long-term parts inventory, net	15,248	12,469
Total inventory, net	$93,924	$117,480
Parts inventories are shown net of any required reserves.
During the nine months ended September 30, 2014, and 2013, Intrepid recorded charges of approximately $8.1 million and $2.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on its finished goods product inventory. Of the approximately $8.1 million lower-of-cost-or-market adjustment during the nine months ended September 30, 2014, $4.0 million related to the start-up activities of our HB Solar Solution mine, and approximately $3.8 million primarily related to standard-sized inventory at our East facility.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Buildings and plant	$266,900	$248,017
Machinery and equipment	525,747	472,250
Vehicles	13,735	13,455
Office equipment and improvements	19,057	18,846
Ponds and land improvements	74,023	74,166
Land	908	498
Total depreciable assets	900,370	827,232
Accumulated depreciation	(252,778)	(197,108)
Total depreciable assets, net	$647,592	$630,124

Mineral properties and development costs	$163,294	$145,822
Accumulated depletion	(15,793)	(13,165)
Total depletable assets, net	$147,501	$132,657

Construction in progress	4,002	63,788
Total property, plant, equipment, and mineral properties, net	$799,095	$826,569

Intrepid incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation	$18,868	$14,792	$55,764	$41,470
Depletion	834	394	2,649	1,446
Accretion	405	375	1,217	1,124
Total incurred	$20,107	$15,561	$59,630	$44,040

Note 7	— DEBT
Unsecured Credit Facility— Intrepid has an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to Intrepid is limited by Intrepid's leverage ratio, which may not exceed 3.5, and its fixed charge coverage ratio, which may not be below 1.3. As of September 30, 2014, $148 million of the facility was available to Intrepid as a result of the operation of these ratios.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges.
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. The facility has a maturity date of August 2018. As of September 30, 2014, and December 31, 2013, there were no amounts outstanding under the facility. During the nine months ended September 30, 2014, Intrepid borrowed and repaid $12 million under the demand portion of the credit facility for near-term working capital needs. Intrepid was in compliance with the covenants under the credit facility as of September 30, 2014.
Unsecured Senior Notes—In April 2013, Intrepid issued $150 million aggregate principal amount of unsecured senior notes ("the Notes") pursuant to a note purchase agreement entered into in August 2012. Intrepid received proceeds of $149.3 million, net of offering costs. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28%Senior Notes, Series C, due April 16, 2025
The Notes are senior unsecured obligations of Intrepid and rank equally in right of payment with any other unsubordinated unsecured indebtedness of Intrepid. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. The obligations under the Notes are unconditionally guaranteed by Intrepid's material subsidiaries.
Intrepid was in compliance with the covenants under the Notes as of September 30, 2014.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Intrepid incurred gross interest expense for the three months ended September 30, 2014, and 2013, of $1.7 million and $1.7 million, respectively. Intrepid incurred gross interest expense for the nine months ended September 30, 2014, and 2013, of $5.0 million and $3.3 million, respectively. Intrepid capitalized $30,000 and $1.4 million of interest during the three months ended September 30, 2014, and 2013, respectively. Intrepid capitalized $400,000 and $2.6 million of interest during the nine months ended September 30, 2014, and 2013, respectively.

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
Following is a table of the changes to Intrepid’s asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset retirement obligation, at beginning of period	$21,737	$21,532	$21,047	$20,579
Liabilities settled	(3)	(174)	(125)	(302)
Liabilities incurred	—	19	—	351
Accretion of discount	405	375	1,217	1,124
Total asset retirement obligation, at end of period	$22,139	$21,752	$22,139	$21,752

The current portion of the asset retirement obligation of $1.1 million and $1.1 million, respectively, is included in "Other" current liabilities on the condensed consolidated balance sheets as of September 30, 2014, and December 31, 2013. The undiscounted amount of asset retirement obligation is $54.8 million as of September 30, 2014.

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
Equity Incentive Compensation Plan—Intrepid's Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). Intrepid has issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of September 30, 2014, the following awards were outstanding under the plan: 484,230 shares of non-vested restricted shares of common stock; non-vested performance units representing 15,522 shares of common stock; and options to purchase 328,844 shares of common stock. As of September 30, 2014, approximately 3.5 million shares of common stock remained available for issuance under the Plan.
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

In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, Intrepid uses the fair value of the award, determined as the closing stock price for Intrepid’s common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.7 million and $0.9 million for the three months ended September 30, 2014, and 2013, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $2.6 million for both of the nine month periods ended September 30, 2014 and 2013. These amounts are net of estimated forfeiture adjustments. As of September 30, 2014, there was $5.7 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2017.
A summary of activity relating to Intrepid’s non-vested restricted shares of common stock for the nine months ended September 30, 2014, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	352,050	$21.65
Granted	379,246	$14.47
Vested	(131,838)	$23.16
Forfeited	(115,228)	$17.42
Non-vested restricted shares of common stock, end of period	484,230	$16.62
Performance Units — In 2012 and 2013, the Compensation Committee granted performance units under the Plan to certain members of Intrepid's executive management team as part of the annual equity award program. The performance units vest ratably over three years and contain operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions have passed, and a total of 15,522 shares of common stock are available for future payout under the performance units, subject to continued employment of the individual grantees through the vesting dates. Intrepid recognized stock-based compensation expense related to these agreements of $20,000 and $0.2 million in the three months ended September 30, 2014, and 2013, respectively. Intrepid recognized stock-based compensation expense related to these agreements of $0.1 million and $0.5 million in the nine months ended September 30, 2014, and 2013, respectively. No performance units have been issued in 2014.
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
For the three months ended September 30, 2014, and 2013, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately zero and $0.1 million, respectively. For the nine months ended September 30, 2014, and 2013, Intrepid recognized stock‑based compensation related to previously issued stock options of approximately $0.1 million and $0.5 million, respectively. As of September 30, 2014, all outstanding stock options were fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.

A summary of Intrepid’s stock option activity for the nine months ended September 30, 2014, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	328,844	$26.20	$—	4.1	$13.09

Vested or expected to vest, end
of period	328,844	$26.20	$—	4.1	$13.09

Exercisable non-qualified
stock options, end of period	328,844	$26.20	$—	4.1	$13.09

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
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
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current portion of income tax (benefit) expense	$—	$(1,123)	$(1,108)	$(780)
Deferred portion of income tax (benefit) expense	(3)	773	(31)	16,299
Total income tax (benefit) expense	$(3)	$(350)	$(1,139)	$15,519
Effective tax rate	(0.3)%	(20.9)%	(40.3)%	35.4%
During the three months ended September 30, 2014, Intrepid's effective tax rate differed from the statutory rate as a result of the benefit from estimated depletion deductions, as well as from a discrete adjustment to the estimated impact of a graduated decrease in the State of Mexico income tax rate discussed below. During the nine months ended September 30, 2014, in addition to the items noted above, Intrepid also benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to its New Mexico net operating loss carry forwards, as it now believes those carry forwards are realizable based on legislation passed by the State of New Mexico in the first quarter of 2014. Lastly, Intrepid benefited from a discrete adjustment related to the calculation of the benefit of the net operating loss carry back incurred in 2013. The impact on Intrepid's effective tax rate during 2014 of these discrete adjustments is more pronounced given the current level of income before income taxes.

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of Intrepid's business and the states in which Intrepid has a taxable relationship. This creates fluctuations in the value of Intrepid's net deferred tax asset. In April 2013, the State of New Mexico lowered its corporate income tax rate pursuant to a schedule that goes into effect over the next five years. Intrepid has estimated that the lower state income tax rates will result in a lower future income tax expense. As a result, Intrepid recorded additional deferred state income tax expense of $1.3 million in the second quarter of 2013, as its deferred tax asset had decreased in value. In the third quarter 2014, Intrepid revised its estimate of the timing for the use of the deferred income tax asset based on estimated taxable income to be earned over future periods, resulting in a decrease in its deferred tax assets and resulting increase in deferred income tax expense of $0.7 million. The actual amount to be incurred from this decrease in state income tax rates in New Mexico will likely be different from the current estimate.

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
Reclamation Deposits and Surety Bonds—As of September 30, 2014, Intrepid had $17.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of September 30, 2014, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $16.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
Intrepid may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
New Mexico Employment Credits—Beginning in 2011, based on an approval and payment of an application with the State of New Mexico, Intrepid began recording an estimate of refundable employment-related credits for qualified wages paid in New Mexico, known as the New Mexico High Wage Jobs Credit. The estimated recoverable value of these credits has been, and continues to be, reflected as a reduction to production costs and amounts yet to be collected are recorded in “Other receivables” in the condensed consolidated balance sheets in the same period in which the credit is earned.
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings.  Considering the uncertainty associated with collection of these credits, Intrepid recorded an allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits.  In March 2014, as a result of its continuing efforts to collect these credits, Intrepid received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, Intrepid reversed $2.6 million of the previously established allowance to reflect the collectability of these credits. These credits are typically considered in Intrepid's product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, Intrepid recorded the reversal of the allowance as "Other (income) expense" in the condensed consolidated statement of operations for the nine months ended September 30, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. During the second quarter of 2014, Intrepid received the $5.9 million of credits noted above. As of September 30, 2014, Intrepid has a receivable of $3.3 million, net of an allowance of $2.1 million, associated with the New Mexico High Wage Jobs Credits and intends to continue to vigorously pursue recovery of all unpaid credits.
Legal—Intrepid is subject to litigation. Intrepid has determined that there are no material claims outstanding as of September 30, 2014. Intrepid has established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—Intrepid has operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

2014
For the three months ended September 30, 2014	$1,776
For the nine months ended September 30, 2014	$4,986

2013
For the three months ended September 30, 2013	$1,091
For the nine months ended September 30, 2013	$3,115

Note 12	— FAIR VALUE
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
The following is a listing of Intrepid’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2014, and December 31, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds as of September 30, 2014	$—	$3,020	$—
Corporate bonds as of December 31, 2013	$—	$22,459	$—
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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of September 30, 2014, and December 31, 2013, are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$137,000	$150,000	$129,000
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
In January 2014, in response to declining potash prices and completion of our major capital projects, Intrepid undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. In early 2014, we also temporarily decreased executive and senior management compensation; we reinstated most executive and senior management salaries in mid-2014 and expect to reinstate other compensation elements in 2015. For the nine months ended September 30, 2014, Intrepid recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 15	— RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, Intrepid received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consisted of items for which Intrepid made certain tax payments on behalf of vendors, as well as compensating tax payments subsequently deemed not required as a result of a New Mexico court decision. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, Intrepid recorded $1.7 million of income, which is reflected in "Other operating (income)" in the condensed consolidated statement of operations for the nine months ended September 30, 2013.
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	changes in the price, demand, or supply of potash or Trio®/langbeinite

•	circumstances that disrupt or limit our production, including operational difficulties or operational variances due to geological or geotechnical variances

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise

•	the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines

•	changes in the prices of raw materials, including chemicals, natural gas, and power

•	the impact of federal, state, or local governmental regulations, including environmental and mining regulations; the enforcement of those regulations; and governmental policy changes

•	our ability to obtain any necessary governmental permits relating to the construction and operation of assets

•	changes in our reserve estimates

•	competition in the fertilizer industry

•	declines or changes in U.S. or world agricultural production or fertilizer application rates

•	declines in the use of potash products by oil and gas companies in their drilling operations

•	changes in economic conditions

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

Our Company
We are the largest producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated primarily from the sale of potash and Trio®. Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits have represented approximately 3% to 4% of total cost of goods sold in each of the last three years.
Our potash is marketed for sale into three primary markets, which are the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and the feedstock for other processes, and the animal feed market as a supplemental nutrient. The agricultural market is predominately a user of granular-sized potash and standard, granular and premium-sized Trio®, while the industrial and animal feed markets largely consume standard- and fine standard-sized potash. Each of our operating facilities supplies these markets. Additionally, we have the capability to supply customers from our different locations due to the relatively homogeneous nature of our products. The flexibility to compact all of our production into granular form allows us to meet demand and maximize our average net realized sales price. Our investments in granulation capacity have allowed us to expand our geographical reach for granular product sales that would otherwise be unavailable. This flexibility also allows us to adjust our product mix to more closely align with specific market needs, thereby decreasing our dependence on sales of any one particular size of potash.
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
We own six active potash production facilities—four in New Mexico and two in Utah. One of our four active potash production facilities in New Mexico is our newly constructed HB Solar Solution mine near Carlsbad, New Mexico. The HB Solar Solution mine applies solution mining and solar evaporation techniques to produce potash from previously idled mine workings. We completed our first harvest of ore from the solar evaporation ponds earlier this year and recently began our second harvest. Much of the commissioning activity for the processing plant is complete and we produced 59,000 tons of finished product in the first nine months of 2014. As expected, there is a ramp-up of production with the HB Solar Solution mine, with the first harvest production at volumes substantially lower than the designed capacity of the plant. Accordingly, we had production costs in excess of market prices for potash, resulting in a lower-of-cost-or-market inventory adjustment of $4.0 million in the nine months ended September 30, 2014, all of which occurred in the first six months of 2014, related to the start-up of the HB Solar Solution mine. We expect production from the HB Solar Solution mine to increase as we ramp up production through 2016. We have additional opportunities to develop mineralized deposits of potash as well as to continue optimization of our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of langbeinite and acceleration of production from our reserves.
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
• Potash demand. In the second half of 2013, our sales volumes were negatively impacted by increased concerns about global supply and demand levels, which created significant uncertainty in the market. However, in the first half of 2014, sales volumes increased after Canadian producers announced price increases, which established a floor for potash pricing. Sales volumes continued to be strong into the third quarter of 2014, in advance of the fall application season. In addition, we took advantage of robust agricultural demand for granular-sized potash. We also saw solid industrial demand primarily driven by continued strong activity in the oil and gas drilling markets. We expect to see good demand continue through the fourth quarter of 2014.
Our ability to supply tons to our customers on a timely basis was a fundamental element to our success in the first nine months of 2014 as rail logistics, including rail car availability, were challenging. We expect rail car availability to remain an issue for the foreseeable future. We utilized our geographic location advantage and our warehouse system to effectively position product closer to our customers.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. We believe farmers need to replenish nutrients drawn from the soil in this past growing season, and will spread workload across both fall and spring fertilizer application seasons. In addition, potash demand is significantly influenced by dealer storage volumes and the marketing programs of potash producers and retailers. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Potash prices are a significant driver of profitability for our business. Potash prices decreased significantly in the third quarter of 2013 and through early 2014 as a result of the uncertainty in the marketplace, as discussed above. In early 2014, the Canadian producers took actions to curtail production, and we saw strong farmer demand, which reduced producer inventory levels. Challenging logistics have also hindered dealer efforts to obtain inventory on a timely basis. As a result of solid overall demand and these lower inventory levels, potash prices have increased steadily over the past two quarters. Our sales volumes for the fourth quarter of 2014 are substantially committed, and we expect our average net realized price for the fourth quarter to approximate the price achieved for the third quarter of 2014.
• Trio® prices and demand. An imbalance between supply and demand, as well as dealers and farmer recognition of the added value of magnesium and sulfate and the benefits of a low-chloride specialty product, helped support Trio® pricing despite lower potash prices in the past few years. Demand for granular- and premium-sized Trio® continues to be strong in the domestic market. We have seen weaker demand and softer pricing for standard-sized Trio® in the export market. Should we choose to manage our Trio® inventory levels by increasing our mix of export sales, we would likely see a lower net realized sales price for Trio®.
• Major capital projects. Our capital project investment has decreased significantly in 2014 as compared to 2013. Over the last two years, we have completed several major capital projects that are intended to increase production, decrease our per-ton operating costs and increase our overall marketing flexibility. We are focused on optimizing and gaining the efficiencies from these projects.
In late 2013, we began commissioning of the HB Solar Solution processing plant and this work continued through much of 2014. The start-up production from our initial harvest has a higher per-ton cost due to the relatively low volumes of product being processed and accounted for $4.0 million of the lower-of-cost-or-market inventory adjustments recorded in 2014, all of which occurred in the first half of the year. Production from the HB Solar Solution mine remains in line with our expectations for the year ending December 31, 2014.
We recently completed a series of projects at the West facility, some of which began in 2012, intended to sustain and increase production by improving recoveries at the West facility as we transition into different ore zones. The West facility provides the majority of the feedstock for the North plant. The capabilities of the new North compaction facility allow us the flexibility to make process changes at the West facility, not previously possible, to increase recovery as we transition to different ore zones as well as to decrease our per-ton operating costs.
The North compaction project was completed in June 2014, as all three compaction lines are now in service. This plant processes concentrate tons produced from both the West facility and the HB Solar Solution mine. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and production from our West facility.
• Weather impact. The Carlsbad area received approximately 13 inches of rain in September 2014, compared to an average rainfall of 2.1 inches for the month. The Moab and Wendover areas also received higher-than-normal precipitation in the third quarter of 2014. As a result, a portion of the potash crystals that we expected to harvest from our solar evaporation ponds in the 2014/2015 harvest season has been re-dissolved in the ponds and remains available for recrystallization and harvest in the future. Further, our solar evaporation ponds in Wendover are expected to have lower production in 2015, as we experienced below average evaporation conditions in 2014.
Due to the heavy rainfall in September in Carlsbad, we voluntarily shut down our East facility for six days to manage water levels in our water management system. We also experienced weather-related regional power interruptions which affected our Carlsbad facilities throughout September. These factors exacerbated the planned lower production associated with our annual scheduled maintenance turnarounds at our East and West facilities, which occurred in August. As our production costs during the period are distributed over fewer tons produced, our costs per ton of production at our East facility were elevated, resulting in a $3.4 million lower-of-cost-or-market adjustment in the third quarter 2014.
• East facility production. We have dedicated significant resources to improve production from our East facility. Our production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do. Our production historically has had a positive correlation to ore grade. Despite the annual scheduled maintenance shutdown and weather-related downtime at our East facility as discussed above, we were again able to increase our production of premium-sized Trio® product during the third quarter as we continue to improve the operating performance of the process.
• Other Operating Income. In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million relating to the denied credits. As a result of our efforts working with the State of New Mexico, in March 2014 we received notice that $5.9 million of employment tax credits, a significant portion of which had previously been denied, had been approved for payment. Accordingly, in the first quarter of 2014, we reversed $2.6 million of the allowance associated with the previously reserved employment-related tax credits. We received the $5.9 million payment during the second quarter of 2014.
• Restructuring expense. In January 2014, in response to lower potash prices and the substantial completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the current business environment. These initiatives include the elimination of approximately 7% of the workforce, including capital project related support associated with our major capital projects, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. We estimate that these measures will result in annual savings of approximately $12 million to $15 million, with the majority being in general and administrative expense and the remainder being cost of goods sold. In early 2014, we also temporarily decreased executive and senior management compensation; we reinstated most executive and senior management salaries in mid-2014 and expect to reinstate other compensation elements in 2015.
The workforce reduction occurred in January 2014, generating a pre-tax restructuring charge of $1.8 million, which is comprised primarily of severance-related payments.

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

			Change
	Three Months Ended September 30,		Between
	2014	2013	Periods	% Change
Production volume (in thousands of tons):
Potash	194	167	27	16%
Langbeinite	34	40	(6)	(15)%
Sales volume (in thousands of tons):
Potash	227	156	71	46%
Trio®	43	22	21	95%

Gross sales (in thousands):
Potash	$84,142	$61,170	$22,972	38%
Trio®	18,138	9,399	8,739	93%
Total	102,280	70,569	31,711	45%
Freight costs (in thousands):
Potash	7,846	4,499	3,347	74%
Trio®	3,079	1,453	1,626	112%
Total	10,925	5,952	4,973	84%
Net sales (in thousands)(1):
Potash	76,296	56,671	19,625	35%
Trio®	15,059	7,946	7,113	90%
Total	$91,355	$64,617	$26,738	41%

Potash statistics (per ton):
Average net realized sales price(1)	$336	$363	$(27)	(7)%
Cash operating costs(1)(2)	204	198	6	3%
Depreciation and depletion	73	54	19	35%
Royalties	12	1	11	1,100%
Total potash cost of goods sold	$289	$253	$36	14%
Warehousing and handling costs	12	16	(4)	(25)%
Average potash gross margin(1)	$35	$94	$(59)	(63)%

Trio® statistics (per ton):
Average net realized sales price(1)	$351	$353	$(2)	(1)%
Cash operating costs(1)	206	243	(37)	(15)%
Depreciation and depletion	59	61	(2)	(3)%
Royalties	18	18	—	—%
Total Trio® cost of goods sold	$283	$322	$(39)	(12)%
Warehousing and handling costs	12	17	(5)	(29)%
Average Trio® gross margin(1)	$56	$14	$42	300%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $7 for each of the three months ended September 30, 2014, and 2013, respectively. By-product credits were $1.6 million and $1.1 million for the three months ended September 30, 2014, and 2013, respectively.

			Change
	Nine Months Ended September 30,		Between
	2014	2013	Periods	% Change
Production volume (in thousands of tons):
Potash	605	571	34	6%
Langbeinite	109	136	(27)	(20)%
Sales volume (in thousands of tons):
Potash	705	525	180	34%
Trio®	141	96	45	47%

Gross sales (in thousands):
Potash	$253,443	$222,142	$31,301	14%
Trio®	58,661	40,364	18,297	45%
Total	312,104	262,506	49,598	19%
Freight costs (in thousands):
Potash	23,003	14,316	8,687	61%
Trio®	9,613	6,259	3,354	54%
Total	32,616	20,575	12,041	59%
Net sales (in thousands):
Potash	230,440	207,826	22,614	11%
Trio®	49,048	34,105	14,943	44%
Total	$279,488	$241,931	$37,557	16%

Potash statistics (per ton):
Average net realized sales price(1)	$327	$396	$(69)	(17)%
Cash operating costs(1)(2)	199	182	17	9%
Depreciation and depletion	68	49	19	39%
Royalties	11	12	(1)	(8)%
Total potash cost of goods sold	$278	$243	$35	14%
Warehousing and handling costs	11	15	(4)	(27)%
Average potash gross margin(1)	$38	$138	$(100)	(72)%

Trio® statistics (per ton):
Average net realized sales price(1)	$348	$354	$(6)	(2)%
Cash operating costs(1)	202	194	8	4%
Depreciation and depletion	60	54	6	11%
Royalties	17	18	(1)	(6)%
Total Trio® cost of goods sold	$279	$266	$13	5%
Warehousing and handling costs	10	15	(5)	(33)%
Average Trio® gross margin(1)	$59	$73	$(14)	(19)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $7 and $8 for the nine months ended September 30, 2014, and 2013, respectively. By-product credits were $4.7 million and $4.3 million for the nine months ended September 30, 2014, and 2013, respectively.

Results of Operations
Operating Highlights
Net loss for the third quarter of 2014 was $1.2 million, or $(0.02) per basic share, and cash flows from operating activities were $49.0 million. During the three months ended September 30, 2014, we recorded a lower-of-cost-or-market adjustment of $3.4 million primarily the result of lower production from the East facility, resulting in our production costs being allocated over fewer tons. Net income for the first nine months of 2014 was $4.0 million, or $0.05 per diluted share, and cash flows from operating activities were $104.8 million. We made capital investments of $30.6 million in the first nine months of 2014, and ended the quarter with $73.9 million of cash and investments.
Potash
We sold 227,000 tons of potash in the third quarter of 2014 compared with 156,000 tons sold in the third quarter of 2013. For the first nine months of 2014, we sold 705,000 tons of potash compared to 525,000 tons in the first nine months of 2013. The increase in sales volumes was driven by increased confidence from buyers and our agricultural customers' demand for product in 2014. Our sales volumes in the third quarter of 2013 were impacted by the uncertainty in the market, as discussed above. Our ability to supply tons to our customers on a timely basis was a fundamental element of our success in 2014. We utilized our geographic advantage as well as our warehouse system to effectively position product closer to our customers. In addition, we experienced continued strong industrial sales in the quarter resulting from ongoing strength in our industrial markets, primarily driven by the energy sector.
Our average net realized sales price of potash was $336 per ton in the third quarter of 2014, compared with $363 per ton in the third quarter of 2013. Although potash pricing has decreased over the same period a year ago, we were able to achieve a sequential increase in our average net realized sales price in the third quarter of 2014 due to recent price increase announcements by the Canadian producers combined with low granular-sized inventory levels in North America.
The table below shows our potash sales mix for the three and nine months ended September 30, 2014, and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Agricultural	78%	67%	76%	73%
Industrial	17%	25%	19%	19%
Feed	5%	8%	5%	8%

The percentage of potash tons sold into our industrial markets decreased during the three months ended September 30, 2014 compared to the same period a year ago, due to the increase in volumes sold into the agricultural market. The total volume of potash tons sold into the industrial markets for the nine months ended September 30, 2014, increased compared to the same period in the prior year.
Data generated by Fertecon Limited, a fertilizer industry consultant, shows that over the past 25 years annual domestic potash consumption has averaged approximately 9.3 million tons with volatility of approximately 10%. These results have occurred through historical periods of low and high agricultural commodity prices, weather conditions, variability in oil and gas drilling, negative farmer margins, and a variety of other macro-economic factors. We believe continuing improvements in agriculture production technology, such as hybrid seeds and equipment advancements, now allow for the potential of higher crop yields per acre. These improvements need to be matched with potassium application rates to maximize agricultural productivity.
The replacement of potassium in the soil is critical to continue high-yielding agricultural production and to satisfy the demands placed on soils for plant nutrition. The International Plant Nutrition Institute has tracked historical soil potassium levels and trends show a decline in soil potassium which will lead to an increasing potassium deficiency in some agricultural soils within North America. In order for the North American farmer to maximize yields, we believe higher application rates of potash will be necessary in the future. With higher crop yields in 2014, we believe more potassium was removed from the soil. Although we believe farmers may reduce some fertilization applications in advance of the 2015 growing season, we expect to continue to sell all of our production.
Our potash production in the third quarter of 2014 increased to 194,000 tons, compared with 167,000 tons produced in the third quarter of 2013. The production increase was due to new production from our HB Solar Solution mine as well as higher production from our West facility. Production from our West facility benefited from bringing into service the third compaction line at our North facility to process higher levels of compactor feed inventory at the beginning of the third quarter of 2014. These production increases were offset by decreases in production from our East and Wendover facilities. Our production at East was impacted by the adverse weather in the Carlsbad area in September as discussed above. Our Wendover production decreased in 2014 as compared to 2013 as the result of the dry winter conditions in 2012 resulting in less brine flowing through our ponds in 2013, ultimately which reduced the amount of potash in our evaporation ponds.
Our cash operating cost of goods sold increased to $204 per ton for the third quarter of 2014, compared with $198 per ton in the third quarter of 2013. This increase was primarily attributable to our East facility. Our cash costs of goods sold from our East facility during the third quarter 2014 was higher than in the same period in 2013, primarily as a result of the weather- related issues discussed previously.
Trio®
Our Trio® production was lower in the first nine months of 2014 than in the same period in 2013 as we experienced lower ore grade and higher losses associated with the conversion to premium-sized products. Pricing for Trio® has been essentially flat over the last year. As the export market for Trio® remains soft, we continue to focus on the domestic market. Demand for our granular- and premium-sized Trio® has remained strong, even as potash prices have decreased significantly. Our sales of Trio® increased to 43,000 tons in the third quarter of 2014 as compared with 22,000 tons in the third quarter of 2013, driven primarily by increased sales of premium-sized Trio®. The export market for standard product was weaker in 2014 compared to the same period a year ago, highlighting the importance of the improvements we have made in our pelletization process, which upgrades the standard-sized product to premium-sized product.
Our average Trio® gross margin per ton decreased by $42 per ton in the third quarter of 2014 as compared with the third quarter of 2013 primarily due to an increase in our cash operating costs for Trio® of $37 per ton. Our cash operating costs for Trio® increased as a result of the production issues at our East facility mentioned above. The cash operating costs per ton are also affected by the cost to convert standard-sized product to premium-sized product. We continue to work towards improving our process to produce premium-sized product, which provides us greater flexibility in pursuing the highest margin sales opportunities with our Trio® product offerings.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
2014
For the three months ended September 30, 2014	84%	16%
For the nine months ended September 30, 2014	91%	9%

2013
For the three months ended September 30, 2013	89%	11%
For the nine months ended September 30, 2013	74%	26%

Average Net Realized Sales Price
Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Our average net realized sales price for potash decreased $27 per ton in the third quarter of 2014 from the third quarter of 2013 largely as a result of concerns that global productive capacity exceeds demand. Domestically, the potash market is influenced by this global scenario. North American potash inventory levels are now below the average inventory levels over the last five years. As a result of strong demand following the efforts by the Canadian producers to manage inventory levels, we experienced a sequential increase in our potash average net realized sales price during the third quarter of 2014.

The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2013 and into 2014.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340
December 31, 2013	$338	$345
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351

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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional mining as compared to through solar solution mining. Our per ton cost of goods sold for our solar solution facilities is less than the per ton cost of goods sold for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the oil and gas, potash, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is processed through a singular product flow at the surface facility. The specific grade and characterization of the ore that is mined at any particular time is subject to fluctuations due to the nature of the mineral deposits and influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For both the three and nine months ended September 30, 2014, our average royalty rate was 3.8%. For the three and nine months ended September 30, 2013, our average royalty rate was 1.0% and 3.4%, respectively. During the three months ended September 30, 2013, we recorded certain reductions for royalty expense, which artificially lowered the average royalty rate in the third quarter 2013. We believe the average royalty rate in 2014 is more indicative of future trends.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and nine months ended September 30, 2014, was (0.3)% and (40.3)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2014, differed from the blended statutory income tax rate as a result of the estimated benefit of depletion, and an adjustment to the estimated impact of the graduated decrease in the New Mexico state income tax rate. During the nine months ended September 30, 2014, in addition to the items noted above, Intrepid also benefited from the reversal of a $1.7 million valuation allowance related to its New Mexico net operating loss carry forwards, as we now believe those carry forwards are realizable based on legislation passed by the State of New Mexico in the first quarter of 2014. Further, we benefited from an adjustment to the benefits received from the carry back of the net operating loss incurred in 2013. The impact of these discrete items on our 2014 effective tax rate is more pronounced given the current level of income before income taxes.
Our effective tax rate for the three and nine months ended September 30, 2013, was (20.9)% and 35.4%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion. During the three months ended September 30, 2013, the estimated depletion and domestic production activities deductions had a more pronounced impact on the effective tax rate due to the normal recurring update to Intrepid's estimated income before income taxes for the 2013 calendar year. Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and nine months ended September 30, 2014, the total tax benefit was $3,000 and $1.1 million, respectively. Total tax benefit for the three months ended September 30, 2014, was solely comprised of deferred income tax benefit. Total tax benefit for the nine months ended September 30, 2014, was comprised of $1.1 million of current income tax benefit and $31,000 of deferred income tax benefit.
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

Capital Investments
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. Over the past several years, we have been executing a capital investment plan at each of our facilities to respond to this anticipated increase in demand and to lower our cash operating costs per ton. These plans have focused on growing production capacity, decreasing cash operating costs per ton and increasing our production flexibility to support our marketing efforts, while also improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We have now completed our major capital projects and are focused on optimizing efficiencies of our operating facilities to extract the value from these projects.

We expect our level of capital investment to be approximately $40 million to $50 million for 2014. This compares to $256.2 million of capital invested during 2013. Our 2014 operating plans and capital programs are being funded out of operating cash flows, existing cash and investments, and availability under our unsecured credit facility.
During the first nine months of 2014, we invested $30.6 million in capital projects, including $0.4 million of capitalized interest. These capital projects included investments related to the completion of the HB Solar Solution mine and the related production plant, the expansion of our North compaction facility and the recovery improvement projects at our West facility.
The following details several of our significant projects over the past several years that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
During 2013, we substantially completed the construction activities associated with the initial design for the HB Solar Solution mine. In the first nine months of 2014, we produced 59,000 tons of finished product from the HB Solar Solution mine. We expect our production from the HB Solar Solution mine to continue increasing into the 2015/2016 harvest season, assuming the benefit of an average annual evaporation cycle. The anticipated production schedule may be impacted by delays due to commissioning activities, the rate of injection into the mines, and the impact of weather events or weather patterns on evaporation seasons. We invested $240 million in the project as of September 30, 2014.

•
We have completed a series of projects at our West facility that are intended to sustain and increase production through improvements in recovery rates. We have made ongoing improvements to the West facility since its acquisition to increase the volume of tons going through the facility. This most recent phase of improvements was designed to stabilize production at the West facility as we transition into different ore zones with higher levels of insoluble material. The capabilities of the new North compaction facility allow us the flexibility to make process changes at the West facility to increase recovery of potash from the different ore zones as well as to decrease our per-ton operating costs. The last of these projects was completed in the third quarter of 2014. The total investment for these projects was approximately $30 million.

•
The North compaction project is complete and is processing tons produced from both the West facility and the HB Solar Solution mine. All three compaction lines are now in service and operating as an integrated system. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB Solar Solution mine and ongoing upgrades at our West facility. Total capital expenditures for this project totaled $98 million as of September 30, 2014.

Liquidity and Capital Resources
As of September 30, 2014, we had cash, cash equivalents, and investments of $73.9 million. We also have an unsecured credit facility that provides a revolving credit facility of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of September 30, 2014, we had $148 million available under this facility.
The $73.9 million of cash, cash equivalents and investments at September 30, 2014, was made up of the following:

•	$35.2 million in cash;

•	$35.6 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$3.0 million invested in short-term investments.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility.
The following summarizes our cash flow activity for the nine months ended September 30, 2014, and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$104,835	$62,127
Cash flows used in investing activities	$(33,785)	$(233,691)
Cash flows (used in) provided by financing activities	$(611)	$148,391

Operating Activities
Total cash provided by operating activities through September 30, 2014, was $104.8 million, an increase of $42.7 million compared with the first nine months of 2013. Our higher sales volumes in 2014 resulted in a decrease in finished goods inventory, which was partially offset by an increase in the receivable balances associated with those sales.
Investing Activities
Total cash used in investing activities decreased by $199.9 million in the first nine months of 2014 compared with the same nine month period in 2013 as a result of lower capital investment activity in 2014.
Financing Activities
Total cash used in financing activities of $0.6 million was due to employee tax withholding for the vesting of restricted stock. During the nine months ended September 30, 2014, Intrepid borrowed and repaid $12 million under the demand portion of the credit facility for near-term working capital needs. During the nine months ended 2013, Intrepid received $149.3 million of net proceeds from the funding of our unsecured senior notes ("Notes") described below.
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
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. If adjusted EBITDA continues to decrease significantly over several quarters with no change to indebtedness, our leverage ratio could rise to the level where less than $250 million would be available to us. For example, as of September 30, 2014, $148 million was available to us under the facility due to an increase in our leverage ratio as a result of lower levels of adjusted EBITDA over the prior four fiscal quarters. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited during 2014 and 2015. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.
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
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of September 30, 2014, and December 31, 2013, there were no amounts outstanding under the facility.
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

Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014, and 2013
Net Sales
Net sales of potash increased to $76.3 million for the three months ended September 30, 2014, from $56.7 million for the three months ended September 30, 2013. This increase in net sales of potash was primarily the result of a 46% increase in sales volume partially offset by a decrease $27 per ton in the average net realized sales price of potash. Our 2014 sales volume increased over those realized in the same period in 2013, due primarily to higher demand and the increased purchasing of potash as our customers had increased confidence in the price of potash in 2014 compared to the same period a year ago.
Net sales of Trio® increased to $15.1 million for the three months ended September 30, 2014, from $7.9 million for the three months ended September 30, 2013, due to a 95% increase in the volume of sales partially offset by a 1% decrease in the average net realized sales price. Demand for granular-sized and pelletized Trio® continues to be favorable; however, the margin opportunity for standard-sized Trio® in the export market has decreased resulting in our increased focus on pelletizing standard-sized Trio® for sale in the domestic market.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended September 30,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$77.8	$46.8	$31	66%
Cost per ton of potash sold(1)	$289	$253	$36	14%
Cost per ton of Trio® sold(2)	$283	$322	$(39)	(12)%

(1)	Depreciation and depletion expense for potash was $16.5 million and $8.4 million in the third quarter of 2014 and 2013, respectively, which equates to $73 and $54 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $2.5 million and $1.4 million in the third quarter of 2014 and 2013, respectively, which equates to $59 and $61 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher cash operating costs per ton for the third quarter of 2014 from our West and East facilities, as noted above. We recorded lower-of-cost-or-market inventory adjustments during the third quarter of 2014 of $3.4 million, primarily the result of lower production from the East facility as described above, resulting in our production costs being allocated over fewer tons. A portion of the 2014 lower-of-cost-or-market adjustment is attributable to certain sales of standard-sized potash inventory sold at prices agreed to in 2013.
Total cost of goods sold of Trio® increased due to lower ore grade and the intentional focus on producing more premium-sized Trio®. Further, our continuing efforts to convert standard-sized Trio® into premium-sized Trio® have impacted our production volume. As a result of the lower ore grade and losses incurred in the pelletization process, we have fewer tons of langbeinite over which production costs are allocated, resulting in higher per-ton costs.
In total, our cost of goods sold increased primarily due to more tons of potash and Trio® sold in the third quarter of 2014 as well as higher production costs. Our increased potash production costs were due to increases in labor costs, electricity and property taxes associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $9.2 million, or 94%, during the third quarter of 2014 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase in the fourth quarter of 2014 on an actual dollar basis as our major capital projects described previously have been completed. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Other Operating Income
In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an allowance of approximately $2.8 million relating to the denied tax credits, as discussed previously.

Other Income (Expense)

In April 2013, we funded $2.0 million to settle all pension plan liabilities and recorded an additional expense of approximately $1.9 million to reflect the termination of the pension plan. This amount is recorded as "Other income (expense)" in the condensed consolidated statement of operations for the nine months ended September 30, 2013, and represents the difference between the final amount funded, and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.

Results of Operations for the Nine Months Ended September 30, 2014, and 2013
Net Sales
Net sales of potash increased from $207.8 million for the nine months ended September 30, 2013, to $230.4 million for the nine months ended September 30, 2014. This increase in net sales of potash was primarily the result of a 34% increase in sales volume partially offset by a decrease in the average net realized sales price of potash of $69 per ton, or 17%. Our 2014 sales volume increased over those realized in the same period in 2013, due primarily to the increased purchasing of potash by our customers in the 2014 application season which can be attributed to increased confidence in the price of potash in 2014 as compared to 2013.
Net sales of Trio® increased from $34.1 million for the nine months ended September 30, 2013, to $49.0 million for the nine months ended September 30, 2014, due to a 47% increase in the volume of sales offset by a 2% decrease in the average net realized sales price. Domestic demand for granular-sized and premium-sized Trio® continues to be favorable; however, demand for standard-sized Trio® into the export market has been less predictable. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Over the last year, due to tight supply levels, Trio® pricing has been resilient despite the significant decrease in potash prices.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Nine Months Ended September 30,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$235.8	$155.6	$80.2	52%
Cost per ton of potash sold(1)	$278	$243	$35	14%
Cost per ton of Trio® sold(2)	$279	$266	$13	5%

(1)	Depreciation and depletion expense for potash was $47.7 million and $27.0 million in the first nine months of 2014 and 2013, respectively, which equates to $68 and $49 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $8.5 million and $4.8 million in the first nine months of 2014 and 2013, respectively, which equates to $60 and $54 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher sales volumes in 2014 compared to 2013. Further, our cash operating costs per ton for the first nine months of 2014 were higher than in 2013, largely due to lower production at our West facility and the costs associated with start-up of the HB Solar Solution plant. As noted above, we recorded lower-of-cost-or-market inventory adjustments during the first nine months of 2014 of $8.1 million, of which $4.0 million related to the start-up activities of our HB Solar Solution mine, and approximately $3.8 million primarily related to standard-sized inventory at our East facility as noted above.

Total cost of goods sold of Trio® increased as our sales volumes in 2014 were significantly higher than in 2014. Further, production of langbeinite decreased compared with the first nine months of 2013 due to lower ore grade and production inefficiencies related to our efforts to convert standard-sized Trio® into premium-sized Trio®, as described previously.
In total, our cost of goods sold increased $80.2 million primarily due to more tons of potash and Trio® sold in the first nine months of 2014 as well as higher potash production costs. Our increased potash production costs were due to increases in labor costs, natural gas, electricity, property taxes and maintenance associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $24.4 million, or 77%, during the first nine months of 2014 as a result of the significant capital investments being put into service over the last year. We expect depreciation expense to continue to increase in the fourth quarter of 2014 on an actual dollar basis as our major capital projects described previously have been completed. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and by evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
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

Below is additional information about our non-GAAP financial measures, including reconciliations of our non-GAAP financial measures to the most directly comparable GAAP measures, for the three and nine months ended September 30, 2014, and 2013:

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

	Three Months Ended September 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$84,142	$18,138	$102,280	$61,170	$9,399	$70,569
Freight costs	7,846	3,079	10,925	4,499	1,453	5,952
Net sales	$76,296	$15,059	$91,355	$56,671	$7,946	$64,617

Divided by:
Tons sold (in thousands)	227	43		156	22
Average net realized sales price per ton	$336	$351		$363	$353

	Nine Months Ended September 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$253,443	$58,661	$312,104	$222,142	$40,364	$262,506
Freight costs	23,003	9,613	32,616	14,316	6,259	20,575
Net sales	$230,440	$49,048	$279,488	$207,826	$34,105	$241,931

Divided by:
Tons sold (in thousands)	705	141		525	96
Average net realized sales price per ton	$327	$348		$396	$354

Cash Operating Costs per Ton

Cash operating costs per ton is a non-GAAP financial measure that is calculated as total of cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehousing and handling costs. We consider cash operating costs to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs as an indicator of performance and operating efficiencies and as one of the measures under our performance-based compensation programs for employees.

	Three Months Ended September 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$65,670	$12,124	$77,794	$39,547	$7,233	$46,780
Divided by sales volume (in thousands of tons)	227	43		156	22
Cost of goods sold per ton	$289	$283		$253	$322
Less per-ton adjustments
Depreciation and depletion	$73	$59		$54	$61
Royalties	12	18		1	18
Cash operating costs per ton	$204	$206		$198	$243

	Nine Months Ended September 30,
	2014			2013
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$196,289	$39,461	$235,750	$130,030	$25,526	$155,556
Divided by sales volume (in thousands of tons)	705	141		525	96
Cost of goods sold per ton	$278	$279		$243	$266
Less per-ton adjustments
Depreciation and depletion	$68	$60		$49	$54
Royalties	11	17		12	18
Cash operating costs per ton	$199	$202		$182	$194

Average Potash and Trio® Gross Margin per Ton
Average potash and Trio® gross margin per ton are non-GAAP financial measures that are calculated as average net realized sales price less per ton total cost of goods sold and per ton warehousing and handling costs. We consider average potash and Trio® gross margin per ton to be useful because they represent the average margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Potash
Average potash net realized sales price	$336	$363	$327	$396
Less total potash cost of goods sold	289	253	278	243
Less potash warehousing and handling costs	12	16	11	15
Average potash gross margin per ton	$35	$94	$38	$138

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trio®
Average Trio® net realized sales price	$351	$353	$348	$354
Less total Trio® cost of goods sold	283	322	279	266
Less Trio® warehousing and handling costs	12	17	10	15
Average Trio® gross margin per ton	$56	$14	$59	$73

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2013, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

INTREPID POTASH, INC. (Registrant)

Dated: October 29, 2014	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: October 29, 2014	/s/ Brian D. Frantz
Brian D. Frantz - Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K (File No. 001-34025) filed on August 18, 2014).

10.2
Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K (File No. 001-34025) filed on August 18, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board, President, and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.