Form 10-K
period 2014-12-31
Intrepid Potash, Inc.
filed 2015-02-19
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of 55,427,763 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, of $16.76 per share as reported on the New York Stock Exchange was $928,969,308 Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of January 31, 2015, the registrant had 75,998,708 shares of common stock, par value $0.001, outstanding (including 461,967 restricted shares of common stock).
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed within 120 days after December 31, 2014.

INTREPID POTASH, INC.

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

•
To supplement our consolidated financial statements, which are presented in this Annual Report on Form 10-K and which are prepared and presented in accordance with GAAP, we also use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price, cash operating costs and average potash and Trio® gross margin. These non-GAAP financial measures are described and reconciled to the most comparable GAAP measures in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures of this Annual Report on Form 10-K.

We have included technical terms important to understanding our business in the "Glossary of Terms” in Item 1 of this Annual Report on Form 10-K.
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
General
We are the only producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We generally describe this multi-nutrient specialty product as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. Our revenues are generated exclusively from the sale of potash and Trio®. We are a leader in the utilization of solar solution mining to produce potash, which is one of the lowest cost production methods for potash.
Potassium is one of the three primary macronutrients essential to plant formation and growth. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.4% of annual U.S. potassium consumption. We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.
We own three solution mining facilities and two conventional underground facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah and a solar evaporation shallow brine mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as to improve recoveries in our processing plants. These opportunities potentially include additional solution mining activities and improved recoveries of langbeinite.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006.
We have one operating segment which is the extraction, production and sale of potassium containing products. Our extraction and production operations are conducted entirely in the continental United States. We sell potash primarily into the domestic U.S. market and Trio® into both the domestic and international markets.
Intrepid (through a predecessor entity) was formed in 2000.

Our Products and Markets
Our two primary products are potash and Trio®.
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

We have the flexibility to produce all of our potash in a granular form. This flexibility has allowed us to expand our geographical reach for granular sales and to adjust our production of standard-sized product to more closely align with the specific product demand, thereby decreasing our dependence on sales of any one particular size of potash. In addition, we centrally manage our sales and marketing operations, including our freight and logistics planning, which allows us to evaluate the product needs of our customers and then determine which of our production facilities can be utilized to fill customer orders, all with the design of realizing the highest average gross margin per ton of potash sold by achieving the highest average net realized sales price possible for our potash.
Because many of our sales are geographically concentrated in the central and western United States, our sales can be affected by weather and other conditions in these regions. In addition, our sales into the industrial market tend to correlate with oil and gas pricing, as well as drilling and well completion activity.
Trio®
Trio® is marketed into two primary markets. These markets are the agricultural market as a fertilizer and the animal feed market as a nutrient. We market Trio® internationally through an exclusive marketing agreement with PCS Sales (USA), Inc. (“PCS Sales”) for sales outside the United States and Canada and via a non-exclusive agreement for sales into Mexico.
Industry Overview
Long-term global fertilizer demand has been driven primarily by population growth and global economic conditions with annual demand variations based on planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on global fertilizer demand for the foreseeable future. Sustained per capita income growth and agricultural policies in the developing world also affect global demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Volatility in agricultural commodity prices also may impact farmer fertilizer buying decisions.
As the global population grows, more food is required from decreasing arable land per capita. A balanced approach to nutrient application will allow farmers to maximize yield and aid in feeding this growing population. As incomes grow in the developing world, people tend to change their diet and consume more animal protein, which requires larger amounts of grain for feed. In addition, the focus on increasing renewable energy has led to regulatory policies supportive of ethanol and bio-diesel production, which currently rely on agricultural products as feedstock.

Fertilizer serves a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally occurring potash does not require additional chemical conversion to be used as a plant nutrient.
While industry experts continue to expect that potash consumption rates will increase as world population grows, significant additional capacity has been brought on line over the last two years by existing potash producers. There are a number of brownfield expansions that have been commissioned or that are under construction by the larger potash producers. The estimated worldwide annual capacity is now in excess of recent annual demand. We expect that this supply surplus will exist for several years. As it is difficult to operate at full capacity for sustained periods of time, the larger, well-established producers are operating at less than full capacity, and have a history of managing production levels to more closely meet worldwide demand.
Potash is mined from conventional underground mines, such as at our West and East mines near Carlsbad, as well as through solution mining sub-surface structures and brine recovery from surface resources, as is done at our Moab, Wendover and HB facilities. In conventional underground mines, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in brine and pumped to the surface for evaporation and processing.
Virtually all of the world’s potash is currently extracted from approximately 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 85% of the world’s aggregate potash production during 2013. During this time period, the top nine potash producers supplied approximately 94% of world production. The three major Canadian producers participate in the Canpotex marketing group that supplied approximately 35% of the global potash production in 2013, one producer in Russia supplied approximately 18% of global production and one producer in Belarus supplied approximately 12% of global potash production during 2012.
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
Energy prices and consumption affect the potash industry in several ways. Energy policies in the U.S. have supported the development of biofuels, which currently rely upon agricultural products as feedstock. As demand and prices for these agricultural products increase or decrease, the use of fertilizer becomes more or less economically attractive. In addition, energy prices affect the global levels of oil and gas drilling, and potash is used as a fluid additive as a means to reduce the risk of swelling in clays in the formation. The level of drilling activity in the United States impacts demand for standard-sized potash.
Competition and Competitive Strategy
We sell into commodity markets and compete based on delivered price of potash and Trio®, reliability and timeliness of supply, and product quality. Products must be durable, and maintain particle size and potassium oxide (“K2O”) content benchmarks in order to compete effectively.
We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel.
Our competitive strategy is focused on the following:

•
Maximizing margin. We focus on marketing our products into markets that provide the greatest margins relative to our production capacity. By fully participating in these markets at competitive prices, we aim to operate our plants at maximum capacity, which in turn, maximizes production and reduces per ton operating costs. We have the advantage of being located close to the markets we serve and the North American market is much larger than our production capacity. Over the long term, we have achieved a higher average net realized sales price for our potash products compared to our North American competitors because of our freight advantage to key geographies, our diverse customer and market base and our flexible marketing approach. We continue to look for additional opportunities to control our fixed and variable operating expenses and plan to pursue various initiatives to increase the sustainability and reliability of our facilities.

•
Expanding potash production. We are focused on expanding our potash production through the optimization of our current facilities and through additional solar solution production. The capital that we have invested in recent years has been focused on additional solution mining opportunities from our existing reserves and on increasing our recoveries at our West facility, which is expected to increase production and decrease our costs per ton.

•
Expanding langbeinite production. We believe the demand for Trio® significantly exceeds the amount of supply. We are focused on increasing our Trio® production by developing our significant langbeinite reserves, optimizing our recovery techniques and maximizing the amount of premium-sized product we manufacture.

Competitive Strengths

•
U.S. based potash-only producer. We are one of three publicly traded potash-only companies, and the only U.S. producer of potash. We are dedicated to the production and marketing of potash and Trio®. We are located in the heart of a market that consumes significantly more potash than we can produce on an annual basis. Our geographic location also provides us with a transportation advantage shipping our product to our customers.

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

•
Solar evaporation operations. The HB mine, located in the New Mexico desert, the Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a cost efficient production method because it significantly reduces our labor and energy consumption, which are two of the largest costs of production. Our understanding and application of low cost solution mining, combined with the fact that our reserves are located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solar solution mining operations.

•
Assets located near our primary customer base. We believe that our locations allow us to obtain higher average net realized sales prices than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage.

•
Diversity of markets. We sell to three different markets for potash—the agricultural, industrial and feed markets. During 2014, these markets represented approximately 76%, 19%, and 5% of our potash sales, respectively.

•
Marketing flexibility. We have the ability to convert all of our standard-sized product into granular-sized product as market conditions warrant. This also provides us with increased marketing flexibility as well as decreased dependence on any one particular market.

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. There continues to be a growing awareness of the agronomic value of this specialty product.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve life ranging from 28 to 163 years, based on proven and probable reserve estimates. In addition to our reserves, we have valuable water rights and access to significant mineralized areas of potash for potential future exploitation.

•
Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to process, store and ship product. Our operating facilities already have significant facilities and infrastructure in place. We also have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.

International Sales and Distribution
During 2014, approximately 9% of our Trio® tons were sold internationally, representing approximately 2% of our total net sales. During the years ended December 31, 2014, 2013, and 2012, approximately 96% of our net sales were in the United States, with the remaining sales into countries and regions such as Ghana, Canada, Mexico and other countries in Latin America.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. Servicing the industrial and feed markets provides us with a customer base that is unrelated to agricultural markets.
In 2014, no customer accounted for more than 10% of our sales. In 2013 and 2012, one of our distributor customers accounted for approximately 11% and 22%, respectively, of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.
Environmental, Safety, and Health Matters
We are subject to an evolving set of federal, state, and local environmental, safety, and health (“ESH”) laws that regulate, or propose to regulate (1) soil, air and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with ESH standards. In 2014, we had approximately $5.8 million of capital investments, and $0.3 million in other expenses, relating to environmental compliance, environmental studies and remediation efforts. We expect to have a similar level of expenditures in 2015. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects at these or at other current or former sites.
We cannot predict the potential effects of new or changed laws, regulations, or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations, or permit requirements are enforced, interpreted, or administered. ESH laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated ESH capital expenditures or reclamation and closure expenditures will be required in 2015 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
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
Operating Requirements and Government Regulations
Permits. We are subject to numerous environmental laws and regulations, including laws and regulations regarding land use and reclamation; release of emissions to the atmosphere or water; plant and animal life; and the generation, treatment, storage, disposal, and handling of hazardous substances and wastes. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of or arranged for release or disposal of hazardous substances in the environment.
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
Air Emissions. With respect to air emissions, we anticipate that additional actions and expenditures may be required in the future to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act.  We will continue to monitor developments and assess their potential impacts on our operations.
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
The Mine Safety and Health Administration ("MSHA") is the governing agency for our conventional New Mexico facilities. As required by MSHA for underground mines and attendant surface facilities, our New Mexico facilities are inspected by MSHA personnel regularly. Item 4 and Exhibit 95 to this Annual Report on Form 10-K provide information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.
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
The Occupational Safety and Health Administration ("OSHA") is the governing agency relating to the safety standards at our Utah facilities, as well as our HB solar solution mine and plant. Regular meetings are held covering various safety topics. Training and other certifications is provided to employees as needed based upon their work duties.
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

Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, such as lead, that were introduced as reagents during historic processing methods that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2014, is approximately $22.0 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2014, is approximately $57.6 million.
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
Royalties
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2014, we paid $14.0 million, or an average of 4% of net sales, in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 7.5%. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.5% to 5.0%.
Seasonality
The sales patterns of our agricultural products are generally seasonal. Using averages of the monthly sales data over the last three years, our sales volumes are highest from March through October, which coincides with the spring and fall application seasons in the United States. Likewise, during the colder, winter months, our sales tend to be lower. The month-to-month seasonality of our sales is somewhat moderated due to the variety of crops, industries, distribution strategies and geographies that we serve. We generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have seen that the fertilizer dealers in North America have instituted practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season.
Our quarterly financial results can vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Employees
As of December 31, 2014, we had 928 employees, the majority of which were full-time employees.
We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2017. This is the sixth agreement negotiated between us and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union 00867. We consider our relationships with our employees to be good.

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
Glossary of Terms
Conventional Underground Mine: A mine that uses a mechanical method of extracting economically attractive mineralization from deeper deposits. Underground mining generally consists of multiple shafts and/or entry points and a network of tunnels to provide access to minerals and haulage and conveyance systems to transport materials to the surface. Underground mining machines are used to remove the ore and a series of pillars are left behind to provide the appropriate level of ground support to ensure safe access and mining.
Designated Potash Area: A 497,000 acre location in southeastern New Mexico established by order of the U.S. Secretary of the Department of the Interior and administered by the BLM encompassing the United States' strategic potash reserve.
Langbeinite: A low-chloride potassium fertilizer that also contains sulfate and magnesium. We generally describe this specialty nutrient as langbeinite when we refer to production and as Trio® when we refer to sales and marketing. It is also sometimes referred to as sulfate of potash magnesia.
Magnesium Chloride: A by-product brine containing approximately 30% magnesium chloride that is typically used as a de-icing and de-dusting agent.
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
Solution Mining: For potash, a mining process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body and recovering a brine that is saturated in salt and also close to saturated in potash. The double mineral heavy brine is rich in potash that is brought to the surface for mineral recovery. Solution mining does not require employees or machines to be underground.
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
Executive Officers
The following section includes biographical information for our executive officers.

Name	Age	Position
Robert P. Jornayvaz III	56	Executive Chairman of the Board
James N. Whyte	56	Executive Vice President of Human Resources and Risk Management
Kelvin G. Feist	47	Senior Vice President of Sales and Marketing
John G. Mansanti	59	Senior Vice President of Strategic Initiatives and Technical Services
Brian D. Frantz	52	Interim Chief Financial Officer
Margaret E. McCandless	42	Vice President, General Counsel, and Secretary

Robert P. Jornayvaz III has served as our Executive Chairman of the Board since May 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in November 2007 until May 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our IPO in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation, which owns approximately 14% of our common stock. Mr. Jornayvaz has over 30 years of experience in the oil and gas industry and over 15 years of experience in the potash industry.

James N. Whyte has served as our Executive Vice President of Human Resources and Risk Management since December 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firm he founded. Mr. Whyte is a director of American Eagle Energy Corporation.

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

John G. Mansanti has served as our Senior Vice President of Strategic Initiatives and Technical Services since January 2015. Mr. Mansanti served as our Senior Vice President of Operations from November 2011 to January 2015, and as our Vice President of Operations from 2009 to November 2011. From 2006 to 2009, Mr. Mansanti worked for Barrick Gold Corporation, a gold production company. While at Barrick, Mr. Mansanti’s roles included General Manager of Goldstrike Mines in Nevada, where he was responsible for managing Barrick’s largest gold producer at approximately 1.7 million ounces a year, and General Manager at the Cortez Gold Mine in Nevada, where he was responsible for managing all aspects of operations and managing the engineering, underground development, and permitting associated with the Cortez Hills project. From 2003 to 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation).

Brian D. Frantz has served as our Interim Chief Financial Officer since August 2014. He served as our Vice President-Finance from February 2012 to August 2014 and our Controller and Chief Accounting Officer from July 2010 to August 2014. From October 2008 to July 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a private company specializing in selling and leasing construction equipment. In 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From 1998 to 2007, Mr. Frantz held various positions at RE/MAX International, Inc., a private company engaged in the franchising of real estate brokerage businesses, most recently as Senior Vice President and Chief Financial Officer. From 1986 to 1998, Mr. Frantz was with Arthur Andersen LLP in Denver, most recently as a senior manager, serving public and private companies primarily in the cable television, manufacturing, mining, and real estate industries.

Margaret E. McCandless has served as our Vice President, General Counsel, and Secretary since January 2015. Ms. McCandless served as our Assistant General Counsel and Assistant Secretary from January 2012 to January 2015. Before joining Intrepid, Ms. McCandless served as Associate General Counsel-Securities, Disclosure and Corporate Governance for Qwest Communications International Inc. and then CenturyLink, Inc., which acquired Qwest in April 2011. Prior to joining Qwest in 2004, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP.

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
Historically, the market for potash has been cyclical, and the prices and demand for potash have fluctuated. Periods of high demand, increasing profits, and high-capacity utilization tend to lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Also, individual potash producers have, at times, independently suspended production in response to market outlook. As a result of these various factors, the prices and demand for potash can be volatile. This volatility could reduce profit margins and negatively affect our results of operations. We sell the majority of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as compared to many other commodities. As a result, we do not have protection from this price and demand volatility.
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
The potash industry is concentrated, with a relatively small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations and more resources than we do and mine potash from reserves that are thicker, higher-grade, and less geologically complex than our reserves. These larger producers may have greater leverage in pricing negotiations with customers and transportation providers. They may also be able to mine their potash at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive or new pricing or operating strategies that disrupt the global and U.S. potash markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
Adverse conditions in the global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
Global economic volatility and uncertainty can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases due to this uncertainty, our results of operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down would adversely affect our financial condition and results of operations, possibly materially.
Mining is a complex process that frequently experiences production disruptions. Because of the nature of our operations, we could be more vulnerable to these disruptions than our competitors, which could adversely affect our results of operations.
The process of mining is complex. Production delays can occur due to equipment failures, unusual or unexpected geological conditions, environmental hazards, acts of nature, and other unexpected events or problems. In addition, we must transport mined ore for long distances to remove it from the mines for processing, which creates a higher probability of incidents. Many of our facilities have had long service lives and may require more maintenance or be more likely to fail than newer facilities or equipment. For example, the shafts at our West mine were constructed in 1931, are located in an area of known subsidence, and require frequent maintenance due to water inflow, wooden structures, and salt build-up. Additionally, at our East mine, the mining of langbeinite ore, which is harder and more abrasive than sylvite ore, has caused greater wear on our equipment, thereby increasing the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes. For example, the mill at our East mine experiences build-ups of complex salts, an undesirable by-product of langbeinite production that we must remove. In addition, the mixed ore body, which contains sulfates, can cause changes in brine chemistry that may impact potash production. Furthermore, production at our facilities is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant. Production delays and stoppages, and higher-than-expected maintenance and repair expense, could have an adverse effect on our results of operations.
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
Potash ore bodies have complex geology. Our potash production is affected by the potassium content and other mineralogy of the ore. Our projections of ore grade may not be accurate. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. An unexpected reduction in the grade of our ore reserves would decrease our potash production because we would need to process more ore to produce the same amount of saleable-grade product. As a result, our results of operations would be adversely affected.
If the assumptions underlying our reserve estimates are inaccurate, the quantities and value of our reserves, and in turn our financial condition and results of operations, could be adversely affected.
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
The fertilizer business is seasonal. We typically experience increased sales during the North American spring and fall application seasons. The degree of seasonality can change significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. We and our customers generally build inventories during low-demand periods of the year to ensure timely product availability during high-demand periods, resulting in increased working capital requirements just before the start of these seasons. If we are unable to accurately predict the timing of demand for our products due to variations in seasonality from year to year, our results of operations and working capital requirements could be adversely affected.
Changes in laws and regulations affecting our business, or changes in enforcement practices, could have an adverse effect on our financial condition or results of operations.
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

Physical effects of climate change, and climate change legislation, could have a negative effect on our operations and results of operations.
The potential physical effects of climate change could have an adverse effect on us and our customers. These effects could include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These changes could have an adverse effect on our costs, production, or sales. These changes could also have an adverse effect on our customers, which in turn could reduce the demand or price for our products.

In addition, federal and state legislators and regulators regularly consider ways to reduce greenhouse gas emissions in an effort to mitigate climate change. Any new rules could have a significant impact on our operations and products and could result in substantial additional costs for us.

Our business depends on skilled and experienced workers, and our inability to find and retain quality workers could have an adverse effect on our development and results of operations.
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is very competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource facilities, oil fields, and other potash facilities. In addition, there is high demand globally for technical mining talent. If we are not able to attract and retain quality workers, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. The occurrence of any of these events could have an adverse effect on our results of operations.
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
The U.S. agricultural industry can be affected by a number of factors, including weather patterns, field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products, and U.S. and foreign policies regarding trade in agricultural products. State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also influence the number of acres planted, the mix of crops planted, and the use of fertilizers. In addition, there are various city, county, and state initiatives to regulate the use and application of fertilizers due to various environmental concerns. If U.S. agricultural production or fertilizer use decreased significantly due to one or more of these factors, our results of operations could be adversely affected.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could increase our operating costs and decrease our average net realized sales price of potash.
A significant portion of our revenue comes from the sale of potassium chloride for use in oil and gas drilling fluids. A decline in oil and gas drilling could reduce our sales into this industrial market. In addition, alternative products that have some of the same clay-inhibiting properties as potash are commercially available. These alternative products could temporarily or permanently replace some of our sales into the industrial market. If a significant amount of our sales into the industrial market shifted to the agricultural market due to any of these factors, our average net realized sales price of potash could decline.
Increased costs could affect our per-ton profitability.
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
The U.S. imports the majority of its potash from Canada and Russia. If the Canadian dollar and the Russian ruble strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of the Canadian dollar and Russian ruble therefore tends to support higher U.S. potash prices as Canadian and Russian potash producers attempt to maintain their margins. However, if the Canadian dollar and Russian ruble weaken in comparison to the U.S. dollar, foreign competitors may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency. These activities could cause our sales prices and results of operations to decrease or fluctuate significantly.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.

The U.S. Department of the Interior regulates the development of federal mineral resources -both potash and oil and gas -on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In December 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the BLM and industry on the co-development of these resources.

It is possible that oil and gas drilling in this area could limit our ability to mine valuable potash reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our potash reserves. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico. When appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our potash reserves or put at risk the safety of our potash miners. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our potash reserves. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our potash reserves, our potash reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, our business could be adversely affected.
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing the operations at each of our facilities. A decision by a governmental agency to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations.
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

Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2014, approximately 18% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and 2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
The execution of strategic projects could require more time and costs than we expect, which could adversely affect our results of operations and financial condition.
From time to time, we invest time and money into strategic projects. The completion of these projects could require significantly more time and costs than we expect. In some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected facility for a period of time, which would cause lower production volumes and higher production costs per ton. In addition, our management team and other employees may be required to spend a significant amount of time addressing strategic projects, which could mean that our normal operations receive less time and attention.
We are considering various potential opportunities for revenue and strategic growth, including solution mining the Amax/Horizon mine or reopening the idled North mine. These potential projects are at an early stage, and we may not proceed with any of them. Even if we proceed with one or more future strategic projects, they may not succeed despite substantial investments, they may cost significantly more than we expect, or we may encounter additional risks that we did not initially expect.
Our Trio® sales could be affected by market entrants or the introduction of langbeinite alternatives.
Langbeinite is produced by Intrepid and one other company from the only known langbeinite reserves in the world, which is located near Carlsbad, New Mexico. Additional competition in the market for langbeinite and comparable products exists and could increase in the future. Other companies could seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition.
We are less diversified than nearly all of our competitors, which could have an adverse effect on our financial condition and results of operations.
We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into nitrogen- or phosphate-based fertilizer businesses or other chemical or industrial businesses. Because we are focused exclusively on potash and langbeinite, and because we sell our products primarily within the U.S., we could be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business was more diversified and our sales more global. A decrease in the demand for potash and langbeinite would have an adverse effect on our financial condition and results of operations. Similarly, if global potash production increases beyond potash demand, the price at which we sell our potash and our sales volume would likely fall, which would adversely affect our results of operations and financial condition more than our diversified competitors.
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

Heavy precipitation or low evaporation rates at our solar solution mines could impact our potash production at those facilities, which could adversely affect our sales and results of operations.
Our HB, Moab and Wendover facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions could negatively impact potash production at these facilities. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower-than-average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. The potential effects of climate change may increase the possibility of adverse weather conditions. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations could be adversely affected. As we increase the level of production associated with our use of solar ponds, our production risks related to rainfall and evaporation rates increase.
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
We could incur significant liabilities under environmental remediation laws such as CERCLA with regard to our current or former facilities, adjacent or nearby third party facilities, or off-site disposal locations. Under CERCLA and similar state laws, under some circumstances, liability may be imposed without regard to fault or legality of conduct and one party may be required to bear more than its proportional share of cleanup costs at a site. Liability under these laws involves inherent uncertainties.
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
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations of environmental, health, and safety laws could subject us to civil and, in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:

•	changes in the interpretation of environmental laws

•	modifications to current environmental laws

•	the issuance of more stringent environmental laws

•	malfunctioning process or pollution control equipment

Mining and processing of potash also generates residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico facilities, the HB mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.
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
We have outstanding $150 million aggregate principal amount of unsecured senior notes (“the Notes”). We also have an unsecured credit facility that allows us to borrow up to an additional $250 million, subject to the operation of financial covenants, as described below.
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
The Notes and credit facility contain two financial covenants. First, our leverage ratio, or the ratio of our total funded indebtedness to our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the Notes and credit facility), for the prior four fiscal quarters may not exceed 3.5 to 1. Second, our fixed charge coverage ratio, or the ratio of our adjusted EBITDA to fixed charges for the prior four fiscal quarters may not fall below 1.3 to 1. Although we are currently in compliance with each of these financial covenants, they also may operate to limit the amount available to us under the credit facility. For example, as of December 31, 2014, $211 million was available to us under the credit facility as a result of lower levels of adjusted EBITDA over the prior four fiscal quarters. Based on current market conditions, we expect that the amount available to us under the credit facility will continue to be limited during 2015.
The credit facility is scheduled to expire in 2018 and the Notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or financing on acceptable terms.
The mining business is capital intensive, and our inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
The mining business is capital intensive. We may find it necessary or desirable to make significant capital expenditures in the future to sustain or expand our existing operations. If costs associated with capital expenditures increase or if our earnings decrease significantly, we could have difficulty funding any necessary or desirable capital expenditures at an acceptable rate or at all. This could limit the expansion of our production or make it difficult for us to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our most recent strategic projects.
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
We rely on a variety of information technology and automated operating systems to manage or support our operations. The proper functioning of these systems is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as of a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations, and could impose substantial demands on management time. Our systems, and those of third party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these security measures may not be adequate. Any significant disruption to our systems could adversely affect our business and operating results.
Our business may be adversely affected by union activities.
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 3.6% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2017. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations could disrupt our Wendover operations.
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
Properties
Our potash production currently comes from six facilities—three solution mines, two conventional underground mines and one compaction facility, all of which we own and operate. Our active producing facilities near Carlsbad include the West mine and East mine, both of which are conventional underground mines, the HB solar solution mine, and the North compaction plant. Our facilities in Utah are the Moab facility, consisting of a solution mine, solar evaporation ponds and a process plant located near Moab, and the Wendover facility, consisting of a brine collection system, solar evaporation ponds, and process plant located near Wendover.
We control the rights to mine approximately 130,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the state of New Mexico, approximately 98,000 acres from the federal government through the BLM, and approximately 240 acres from private leaseholders. We own approximately 4,300 surface acres in the vicinity of our mine sites and adjacent to federal and state mining leases.

We control the rights to mine approximately 10,300 acres of land west of Moab, Utah. We lease approximately 10,100 acres from the state of Utah and approximately 200 acres from the BLM. We own approximately 3,700 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

GRAND COUNTY
SAN JUAN COUNTY
T26S R20E
T27S R20E
T27S R21E
Cavern 1
Cavern 2
Cavern 3
UP/DRGW Railroad
SR 279
Colorado River
IPI Mine
Utah
US 89
US 40
US 6
US 191
Legend
Horizontal Potash Caverns
Mine Open Works
Evaporation Ponds
Operations Perimeter
State Highway
Railroad
Counties
N
S
E
W
0
5,000
Feet
0
1
Miles

Intrepid Potash, Inc.

Moab Mine
Grand and San Juan Counties
Utah, U.S.A.

We control the rights to mine approximately 90,000 acres of land near Wendover, Utah. We own approximately 57,000 acres, and we lease approximately 8,000 acres from the state of Utah and approximately 25,000 acres from the federal government through the BLM.

T3N R19W
T3N R17W
Wendover
Salt Lake City
Utah
Moab
T2N R19W
T2N R17W
T1N R19W
T1N R17W
TOOELE COUNTY
IPI Mine
T1S R19W
T1S R18W
T1S R17W
I-80
Union Pacific Railroad
T2S R19W
T2S R18W
T2S R17W
T3S R19W
T3S R18W
T3S R17W
Legend
Processing Plant
Mine Operations Perimeter
Brine Ditches and Canals
Solar Evaporation Ponds
Interstates
Railroads
N
E
S
W
0
25,000
Feet
0 1 2 3 4 5
Miles
Intrepid Potash, Inc.
Wendover Facility
Tooele County
Utah, U.S.A.

We conduct most of our mining operations on properties that we lease from the state or federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the state of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2014, approximately 14% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years. None of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
We have water rights at each of our mine properties that we believe are adequate for our needs. All of our mining operations are accessible by paved state or county highways and are accessible by rail. All of our operations obtain electric power from local utilities.
Our mines, plants, and equipment have been in substantially continuous operation since the dates indicated in the chart entitled "Our Proven and Probable Reserves" on the following pages; and our mineral development assets, mills, and equipment have been acquired over the interval since these dates.
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes on occasion in areas near our Carlsbad, New Mexico, operations that are located in the Designated Potash Area, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells. We also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of reserves.
Our leased office space in Denver, Colorado, is approximately 39,726 square feet and has a term extending through April 30, 2019.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 28 to163 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2014, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. (“Agapito”) based on mine plans and other data furnished by us as described in footnote one below. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2014.

Our Proven and Probable Reserves (thousands of tons)(1)

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	163	234,750	21.6%	42,110	150,900	20.1%	26,510
Carlsbad East (including East Mixed (8))	1965	Underground	59	68,390	18.3%	10,290	67,330	18.0%	10,330
Carlsbad HB solar solution Mine (2,9)	2012	Solution	28	15,000	35.0%	4,670	710	32.3%	210
Moab	1965	Solution	132	20,170	40.8%	7,200	12,770	40.4%	4,530
Wendover (10)	1932	Brine Evaporation	30	—		—	—	0.8%	3,430
Total Muriate of Potash					24.2%	64,270		20.2%	45,010

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East (11) (including East Mixed (8))	1965	Underground	96	97,980	31.9%	29,600	109,030	32.3%	34,760

(1)
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East and West properties was in 2014. Agapito's analysis for the West and East mines was based on detailed examination of our geologic data that was updated with information from 2014, 2013 and 2012. As a result of the Agapito 2014 review, a portion of the sylvite reserves in the 8th ore zone were decreased. The Moab property reserves are based on Agapito's 2012 mine reserve estimate report less 2013 and 2014 depletion. The Wendover property reserves are based on Agapito's 2012 mine reserve estimate report less 2013 and 2014 depletion. However, depletion did not change the reserve life of 30 years as discussed in note 3 below. The HB solar solution mine reserve estimate was adjusted for depletion in 2014, the first year of production from the HB mine. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the HB mine, have operated in a substantially continuous manner since the dates set forth in this table. The HB solar solution mine was originally opened in 1934 and operated continuously as an underground mine until 1996.

(3)
Minimum remaining lives at the West, East, HB mine, and Moab mines are based on reserves (product tons) divided by annual effective productive capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of East white muriate of potash equals 0.98 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East minimum remaining life was based on three phases, with various plant capacities: first, combined potash and langbeinite production; second, langbeinite only; and third, potash only. Annual effective productive capacity contemplates the grade of the ore, and estimated recovery percentages estimated at the time of the single stream processing for the langbeinite production and the potash production. The current effective productive capacity is different than annual effective productive capacity which contemplates future additional investment in the

East facility. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

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

(5)
Recoverable ore tons is defined as the hoisted ore for the conventionally mined ore in our East and West Mines. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities and mine extraction ratios. For the HB mine and the Moab property, recoverable ore tons are defined as the potassium that can be extracted from the underground workings and pumped to the surface. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities, potash that dissolves but remains in the cavern (dissolution factor), and an extraction factor that accounts for potash that may not be recovered because solution may be channeled away or stranded due to cavern geometry. We do not calculate recoverable ore tons for the Wendover property as it is a lake brine resource, not an in-place ore deposit.

(6)
Ore grade expressed as expected mill feed grade to account for minimum mining height for the East and West mines. Muriate of potash ore grade is reported in % KCl and sulfate of potash magnesia ore grade is reported in % langbeinite. The ore grade for the Moab and HB mines is the in-place KCl grade.

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

(8)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Reserves currently being mined at our East mine are from the 5th ore zone and contain both sylvite and langbeinite which we call mixed ore. The 5th ore zone at East also contains ore classified as langbeinite only. Additionally, the reserve amounts include West mine 3rd and 4th ore zones which contain langbeinite that we anticipate will be processed at the East mine.

(9)	The HB mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us.

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
Production
Our facilities have a current estimated annual productive capacity of approximately 1.0 million tons of potash, and approximately 200,000 tons of langbeinite, based on current design. We are not currently producing at annual rates equal to our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2014, 2013 and 2012.
Solution Mines

•
The HB mine has a current estimated productive capacity of 180,000 tons annually. The productive capacity may vary between approximately 160,000 and 200,000 tons of potash. Potash produced from our HB mine is shipped to the North facility for compaction.

•	Potash ore at Moab is mined from two stacked ore zones: the original mine workings in Potash 5 and the horizontal caverns in Potash 9.

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

Conventional Underground Mines

•	Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•	The West mine has a current estimated productive capacity of approximately 420,000 tons of red potash annually. Potash produced from our West mine is shipped to the North facility for compaction.

•
The East mine has a current estimated productive capacity of approximately 225,000 tons of white potash and, based on current design approximately 200,000 tons of langbeinite annually. Our productive capacity is impacted by the East’s mine plan and the mix of sylvite and langbeinite ore in the ore body. Our choice of the ore we mine impacts productive capacity in that the relative mixture of ore grade of sylvite and langbeinite drive the productive capacity of our facility.

Compaction Facility

•	The North facility receives compactor feed from the West and HB facilities via truck and converts the compactor feed to finished granular-sized product and standard-sized product.
Our Development Assets
We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on two idled mines in or near Carlsbad — the Amax/Horizon mine and the North mine.
Amax/Horizon mine

•
We acquired the potash leases associated with the Amax/Horizon mine in October 2012. The Amax/Horizon mine was in continuous operation between 1952 and 1993. This mine, similar to the HB mine, is a viable candidate for solution mining in a manner that is consistent with the HB mine. As these are relatively new lease holdings, we have not yet determined the feasibility associated with this potential development project, however, work is being performed to determine the ability to convert this area to a solution mining opportunity.

•
The HB plant has additional capacity to process potash. The development of the Amax/Horizon mine is expected to utilize much of the same pipeline system, evaporation ponds, and the processing mill as the HB mine.

North mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced at the West and HB mines. Two abandoned mine shafts and much of the transportation and utility infrastructure required to operate the mine, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash. These development options contemplate a refurbishment of the shafts, underground development, a mill, and operating infrastructure that would produce at rates in excess of historical production levels, thereby leveraging the operating size and gaining benefits of scale towards per ton operating costs.

Production of Our Primary Products (thousands of product tons)
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014			2013			2012
	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product
Muriate of Potash
Carlsbad West	2,991	10.9%	352	3,044	11.6%	379	3,101	11.8%	413
Carlsbad East	2,535	8.8%	217	2,608	7.7%	196	2,522	8.8%	199
Carlsbad HB (3)	623	14.3%	98	—	13.8%	—	—	—%	—
Moab	457	14.9%	95	596	13.5%	112	521	14.1%	97
Wendover	462	17.2%	97	447	17.5%	93	389	18.4%	87
	7,068		859	6,695		780	6,533		796
Langbeinite Carlsbad East(2)	2,535	4.3%	160	2,608	4.6%	177	2,522	4.7%	131
Total Primary Products			1,019			957			927

(1)	Mill feed grade is shown as percent K2O.

(2)	Muriate of potash and langbeinite at our East mine are processed from the same ore.

(3)	Our HB mine began processing a small amount of ore in late 2013; however, no ore production or finished product is shown due to rounding.
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
We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

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
Our East, West, and North facilities in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report on Form 10-K provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. Our Utah and HB facilities are subject to regulation by OSHA and, therefore, are not required to be included in the information provided in Exhibit 95.1.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2014
Quarter ended December 31, 2014	$15.57	$12.39
Quarter ended September 30, 2014	$16.98	$14.40
Quarter ended June 30, 2014	$17.64	$14.11
Quarter ended March 31, 2014	$17.29	$13.63
2013
Quarter ended December 31, 2013	$17.53	$13.51
Quarter ended September 30, 2013	$19.51	$10.60
Quarter ended June 30, 2013	$19.31	$16.88
Quarter ended March 31, 2013	$24.05	$18.56

Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and Intrepid’s peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on December 31, 2009, through December 31, 2014, assuming an initial investment of $100 and the reinvestment of dividends.

250
200
150
100
50
0
Dollars
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
December 31, 2009	$100.00	$100.00	$100.00	$100.00
December 31, 2010	$127.84	$138.46	$115.06	$131.73
December 31, 2011	$77.58	$102.82	$117.49	$112.34
December 31, 2012	$73.75	$116.05	$136.30	$124.12
December 31, 2013	$54.87	$98.04	$180.44	$149.42
December 31, 2014	$48.08	$101.34	$205.14	$154.49

The preceding information included under the caption “Performance Graph” is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders
As of January 31, 2015, we had approximately 90 record holders of our common stock based upon information provided by our transfer agent.
Dividends
Until 2012, the only dividend that we paid was a special dividend paid in connection with our formation in 2008 at the time of our IPO. In December 2012, we declared and paid a second special cash dividend of $0.75 per share.

We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements and the terms of our unsecured credit facility and other financing agreements at the time such a payment is considered.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2014, through October 31, 2014	–	—	–	N/A
November 1, 2014, through November 30, 2014	–	—	–	N/A
December 1, 2014, through December 31, 2014	3,991	$14.03	–	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our historical selected financial and operating data for the periods indicated (in thousands, except per share data). The selected financial and operating data should be read together with the other information contained in this document, including “Item 1. Business,” wherein the presentation below is described more fully, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Sales	$410,389	$336,312	$451,316	$442,954	$359,304
Net Income	$9,761	$22,275	$87,443	$109,411	$45,285
Earnings Per Share:
Basic	$0.13	$0.30	$1.16	$1.46	$0.60
Diluted	$0.13	$0.30	$1.16	$1.45	$0.60
Cash dividends declared and paid per common share	$—	$—	$0.75	$—	$—

	December 31,
	2014	2013	2012	2011	2010
Total assets	$1,166,719	$1,175,273	$994,623	$932,870	$828,884
Total debt	$150,000	$150,000	$—	$—	$—

Supplemental Selected Financial Data:

	December 31,
	2014	2013	2012	2011	2010
Cash, cash equivalents and investments	$89,879	$25,113	$57,747	$176,794	$142,988
Stockholders’ equity	$947,285	$933,971	$905,736	$871,133	$757,841

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Company
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 3% of total cost of goods sold in each of the last three years.
We own three solution mining facilities and two conventional underground facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah and a solar evaporation shallow brine mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as continue optimization our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of our langbeinite and acceleration of production from our reserves.
Significant Business Trends and Activities
Our financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, and financial position.
• Potash demand. Sales volumes were generally strong throughout 2014. This followed a period of market uncertainty in the second half of 2013 when our sales volumes were negatively impacted by increased concerns about global supply and demand levels. In 2014, we took advantage of strong agricultural demand particularly for granular-sized potash. We also saw solid industrial demand primarily driven by continued strong activity in the oil and gas drilling markets.
Our ability to supply tons to our customers on a timely basis was a fundamental element to our success in 2014 as rail logistics, including rail car availability, were challenging. We expect logistics to remain an issue for the foreseeable future. We utilized our geographic location advantage and our warehouse system to effectively position product closer to our customers.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. We believe last year's record crops depleted nutrients from the soil and, therefore, farmers need to replenish nutrients drawn from the soil. Potash demand is significantly influenced by dealer storage volumes and the marketing programs of potash producers and retailers. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. Potash prices are a significant driver of profitability for our business. Potash prices decreased significantly in late 2013 and early 2014 as increased concerns about global supply and demand levels created significant uncertainty in the market. In early 2014, the Canadian producers took actions to curtail production, and we saw strong farmer demand, which reduced producer inventory levels. North American potash inventory levels are now below five-year average inventory levels. Challenging logistics hindered dealer efforts to obtain inventory on a timely basis during 2014. As a result of solid overall demand and these lower inventory levels, potash prices have increased steadily over the past few quarters.
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
• Major capital projects. Our capital project investment decreased significantly in 2014 as compared to 2013 and 2012. Over the last two years, we completed several major capital projects that are intended to increase production, decrease our per-ton operating costs and increase our overall marketing flexibility. We are now focused on optimizing and gaining the efficiencies from these projects. Additional information about these capital projects is included below under the heading “Capital Investments.”
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

	Year Ended December 31,
	2014	2013	2012
Production volume (in thousands of tons):
Potash	859	780	796
Langbeinite	160	177	131
Sales volume (in thousands of tons):
Potash	915	692	839
Trio®	182	123	125

Gross sales (in thousands):
Potash	$334,323	$284,831	$402,382
Trio®	76,066	51,481	48,934
Total	410,389	336,312	451,316
Freight costs (in thousands):
Potash	30,615	20,796	21,396
Trio®	12,608	8,060	7,768
Total	43,223	28,856	29,164
Net sales (in thousands)(1):
Potash	303,708	264,035	380,986
Trio®	63,458	43,421	41,166
Total	$367,166	$307,456	$422,152

Potash statistics (per ton):
Average net realized sales price(1)	$332	$382	$454
Cash operating costs(1)(2)	198	195	180
Depreciation and depletion	69	52	43
Royalties	12	13	17
Total potash cost of goods sold	$279	$260	$240
Warehousing and handling costs	12	16	15
Average potash gross margin(1)	$41	$106	$199

Trio® statistics (per ton):
Average net realized sales price(1)	$349	$352	$329
Cash operating costs(1)	194	201	209
Depreciation and depletion	59	55	61
Royalties	17	18	16
Total Trio® cost of goods sold	$270	$274	$286
Warehousing and handling costs	11	15	16
Average Trio® gross margin (1)	$68	$63	$27

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $7 for the year ended December 31, 2014, $9 for the year ended 2013, and $8 for the year ended 2012. By-product credits were $6.5 million, $6.5 million and $6.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Results of Operations
Operating Highlights
Net income for 2014 was $9.8 million, or $0.13 per diluted share, and cash flows from operating activities were $127.5 million.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash. Potash sales as a percentage of our net sales, which we calculate as gross sales less freight costs, and gross margin were approximately as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2014	83%	75%
For the year ended December 31, 2013	86%	90%
For the year ended December 31, 2012	90%	98%
We sold 915,000 tons of potash in 2014 compared with 692,000 tons in 2013. The increase in sales volume was driven by increased confidence in potash pricing from buyers and our agricultural customers' demand for product in 2014 as compared to 2013. Our ability to supply tons to our customers on a timely basis was a fundamental element of our success in 2014. We utilized our geographic advantage as well as our warehouse system to effectively position product closer to our customers. Our average net realized sales price of potash was $332 per ton in 2014, as compared to $382 per ton in 2013, largely as a result of concerns that global productive capacity exceeds demand. However, as a result of strong demand and tight inventory levels, we experienced sequential increases in our potash average net realized sales price each of the last three quarters of 2014.
The table below shows our potash sales mix for 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
Agricultural	76%	71%	81%
Industrial	19%	21%	12%
Feed	5%	8%	7%

Our production volume of potash in 2014 increased to 859,000 tons, compared with 780,000 tons produced in 2013. The production increase was due to new production from our HB mine as well as higher production from our East facility, partially offset by decreased production at our West and Moab facilities. Our cash operating costs stayed relatively flat at $198 per ton in 2014, compared with $195 per ton in 2013. Our industrial sales are significantly influenced by oil and gas drilling activity, we believe our sales volumes to our industrial customers will decrease, and potentially pressure our net realized sales price, during 2015 as oil and gas drilling activity slows in response to lower crude oil pricing.
Trio®
Our Trio® production was lower in 2014 than in 2013 as we experienced lower ore grade and higher losses associated with higher production of premium-sized Trio® which results in losses during the conversion from standard to premium-sized products. As the export market for Trio® remains soft, we continue to focus on the domestic market. Our sales of Trio® increased to 182,000 tons in 2014 as compared with 123,000 tons in 2013, as demand for our granular- and premium-sized Trio® has remained strong. The standard-sized product is largely sold into the export market or converted into premium-sized product through a process we call pelletization. The export market for the standard-sized product was weaker in 2014 compared to 2013, highlighting the importance of our focus on improving the efficiency of our pelletization process.
In 2014, as compared with 2013, our average Trio® gross margin increased by $5 per ton as our average net realized sales price for Trio® remained essentially flat, and our cash operating costs for Trio® decreased $7 per ton.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
For the year ended December 31, 2014	91%	9%
For the year ended December 31, 2013	76%	24%
For the year ended December 31, 2012	63%	37%
Average Net Realized Sales Price
Our average net realized sales price for potash decreased by $50 per ton in 2014, to $332 per ton, largely as a result of concerns that global productive capacity exceeds demand. Domestically, the potash market is influenced by this global scenario. As a result of strong demand and tight inventory levels as discussed above, we experienced sequential increases in our potash average net realized sales price in each of the last three quarters of 2014.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2013 and 2014.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2014	$348	$354
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340
December 31, 2013	$338	$345
September 30, 2013	$363	$353
June 30, 2013	$402	$359
March 31, 2013	$417	$351

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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional mining as compared to through solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than the per ton cost of goods sold for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 3.8%, 3.6% and 3.9% in 2014, 2013 and 2012.
Our operations can be significantly impacted by the weather. For example, the Carlsbad area received approximately 13 inches of rain in September 2014, compared to an average rainfall of 2.1 inches for the month. The Moab and Wendover areas also received higher-than-normal precipitation in the third quarter of 2014. As a result, a portion of the potash crystals that we expected to harvest from our solar evaporation ponds in the 2014/2015 harvest season were re-dissolved in the ponds but remain available for recrystallization and harvest in the future. Further, our solar evaporation ponds in Wendover are expected to have lower production in 2015, as we experienced below average evaporation conditions in 2014.
We have dedicated significant resources to improve production from our East facility. Our production of both potash and langbeinite are directionally impacted by the ore grade and the development work we do. During 2014, we were again able to increase our production of premium-sized Trio® product as we continue to improve the operating performance of the process.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the years ended December 31, 2014, 2013, and 2012 was 9.7%, 41.5%, and 36.1%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and domestic production activities deduction and research and development credits. During the year ended December 31, 2014, our effective tax rate benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, as we now believe those carry forwards are fully realizable based on legislation passed by the State of New Mexico during the first quarter of 2014. Further, we benefited from a discrete adjustment related to the calculation of the benefit of the net operating loss carry back generated in 2013. The impact on our effective tax rate during 2014 of these discrete adjustments is more pronounced given the current level of income before income taxes.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the years ended December 31, 2014, 2013 and 2012, we recognized income tax expense of $1.1 million, $15.8 million and $49.5 million, respectively. In 2014 and 2013, we incurred a net operating loss for income tax purposes. A portion of the net operating loss for 2013 was carried back to 2011 and 2012 with the remaining amount carried forward, along with the net operating loss for 2014, as a deferred tax asset.
Total tax expense for the year ended December 31, 2014, was comprised of $1.0 million of current income tax benefit and $2.1 million of deferred income tax expense. Total tax expense for the year ended December 31, 2013, was comprised of $14.3 million of current income tax benefit and $30.1 million of deferred income tax expense. Total tax expense for the year ended December 31, 2012, was comprised of $11.5 million of current income tax expense and $38.0 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
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

Results of Operations for the Years ended December 31, 2014, and 2013
Net Sales
Net sales of potash increased $39.7 million, or 15%, from $264.0 million for the year ended December 31, 2013, to $303.7 million for the year ended December 31, 2014. This increase was the result of a 32% increase in sales volumes of potash partially offset by a decrease in the average net realized sales price of potash by $50 per ton, or 13%, in the comparable period. Our 2014 sales volumes increased over those realized in 2013, due primarily to higher demand and the increased purchasing of potash as our customers had increased confidence in the price of potash in 2014.
Net sales of Trio® increased from $43.4 million for the year ended December 31, 2013, to $63.5 million for the year ended December 31, 2014, due to a 48% increase in the volume of sales while the average net realized sales price of Trio® remained essentially flat. We continue to see strong demand for our Trio® product, particularly the granular-sized and premium-sized products; however, the margin opportunity for standard-sized Trio® in the export market has decreased resulting in our increased focus on converting standard-sized product to premium-sized product for sale in the domestic market.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$303.9	$212.9	$91.0	43%
Cost per ton of potash sold(1)	$279	$260	$19	7%
Cost per ton of Trio® sold(2)	$270	$274	$(4)	(1)%

(1)	Depreciation and depletion expense for potash was $63.0 million and $35.6 million in 2014 and 2013, respectively, which equates to $69 and $52 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $10.7 million and $6.8 million in 2014 and 2013, respectively, which equates to $59 and $55 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher sales volumes in 2014 compared to 2013. Further, although our cash operating costs per ton for 2014 were essentially flat compared to 2013, these costs were negatively impacted by lower production at our West facility and the costs associated with the start-up of our HB plant, offset by increased production at the HB plant and East facility. As noted above, we recorded lower-of-cost-or-market inventory adjustments during 2014 of $8.2 million, of which $4.0 million related to the start-up activities of our HB mine, and approximately $3.9 million primarily related to standard-sized inventory at our East facility.
Total cost of goods sold of Trio® increased as our sales volumes in 2014 were significantly higher than in 2013. Further, production of langbeinite decreased compared with 2013 due to lower ore grade and production inefficiencies related to our efforts to convert standard-sized Trio® into premium-sized Trio®, as described previously.
In total, our cost of goods sold increased $91.0 million, or 43%, from $212.9 million in 2013 to $303.9 million in 2014, as a result of more tons of potash sold in 2014. As a percentage of sales, cost of goods sold increased as our per ton production costs increased resulting in higher per ton inventory values. The increases in production costs were the result of increases in labor costs, natural gas, electricity, maintenance and professional services during the year ended December 31, 2014.

On a comparative basis, and within our production costs, depreciation and depletion increased $18.5 million, or 33%, during 2014 as a result of the significant capital investments being placed into service in the latter half of 2013 and the early part of 2014. Going forward, on a year-over-year basis, we expect depreciation expense to remain relatively flat as the major capital projects have been completed and placed into service. We manage capital investments to maintain the productivity of our mines and to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses decreased $6.6 million, or 19%, to $27.2 million in 2014 from $33.8 million in 2013. The decrease was driven by a number of cost saving actions that were implemented during 2014 to better align our cost structure with the current business environment, including the cost reduction items noted below.
Restructuring Expense
In January 2014, in response to lower potash prices and the substantial completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the current business environment. These initiatives included the elimination of approximately 7% of the workforce, including capital project related support associated with our major capital projects, reduction in the use of outside professionals, and cutbacks in other general and administrative areas.
Other Operating Expense
During 2013, we received notification that our application for certain New Mexico employment-related credits had been denied, as discussed previously. We recorded an additional allowance of $2.8 million against previously filed claims in "Other expense" included in Operating income in the consolidated statement of operations in 2013. In 2014, we received notice that claims that had been previously denied had been approved. Accordingly, we reduced our estimate of the allowance related to the realizability of our claims by $4.1 million. The credits that we estimate will now be realized were for periods prior to 2014 and the inventory produced during that time has been sold; therefore, we recorded the decrease in the allowance as "Other expense" in Operating income in 2014.
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
Net sales of Trio® increased from $41.2 million for the year ended December 31, 2012, to $43.4 million for the year ended December 31, 2013, due to a 7% increase in the average net realized sales price of Trio® offset by a slight decrease of 2% in the volume of sales. We continued to see strong demand for our Trio® product, particularly the granular-sized and pelletized products. Trio® domestic pricing has historically tended to move in a relatively close correlation to potash pricing. Dealers' and farmers' recognition of the benefits of this low chloride product, however, translated into higher prices despite sequentially lower potash prices during 2013.
Our production volume of potash in 2013 was 780,000 tons, or 16,000 tons less than in 2012. Our Trio® production increased 46,000 tons, or 35%, in 2013 as we operated our langbeinite facility more effectively and efficiently.

Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2013	2012	Periods	% Change
Cost of goods sold (in millions)	$212.9	$236.5	$(23.6)	(10)%
Cost per ton of potash sold(1)	$260	$240	$20.0	8%
Cost per ton of Trio® sold(2)	$274	$286	$(12.0)	(4)%

(1)	Depreciation, depletion, and amortizations expense for potash was $35.6 million and $35.8 million in 2013 and 2012, respectively, which equates to $52 and $43 on a per ton basis.

(2)	Depreciation, depletion, and amortizations expense for Trio® was $6.8 million and $7.6 million in 2013 and 2012, respectively, which equates to $55 and $61 on a per ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased $20 per ton, or 8%, from $240 per ton for the year ended December 31, 2012, to $260 per ton for the year ended December 31, 2013. We experienced higher cash operating costs per ton in 2013 due to increased production costs per ton at our East and West facilities resulting from comparatively lower production levels as we work through more complex ore zones at our East West facilities.
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
On a comparative basis, and within our production costs, depreciation and depletion increased $12.4 million, or 29%, during 2013 as a result of the significant capital investments being placed into service during 2013.
Selling and Administrative Expense
Selling and administrative expenses were $33.8 million in both 2013 and in 2012.

Other Operating Expense
During 2013, we received notification that our application for certain New Mexico employment-related credits had been denied, as discussed previously. We recorded an allowance of $2.8 million against previously filed claims in "Other expense" included in Operating income in the consolidated statement of operations in 2013.
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

Capital Investments
We believe that, in the long term, demand for potash will remain at, or exceed, historical levels. During 2014, we completed execution of a multi-year capital investment plan at each of our facilities to respond to this anticipated increase in demand and to lower our cash operating costs per ton. These plans focused on sustaining or growing production capacity, decreasing cash operating costs per ton and increasing our production flexibility to support our marketing efforts, while also improving safe and reliable production, ensuring environmental and regulatory compliance, and improving facility reliability. We are focused on optimizing efficiencies of our operating facilities to extract the value from these projects.
We expect our level of capital investment to be approximately $40 million to $50 million for 2015. Our 2015 operating plans and capital programs are being funded out of operating cash flows, existing cash and investments, and availability under our unsecured credit facility.
During 2014, we invested $37.8 million in capital projects, including $0.5 million of capitalized interest. These capital projects included investments related to the completion of the HB mine and the related production plant, the expansion of our North compaction facility and recovery improvement projects at our West facility.
 The following details several of our significant projects over the past several years that are designed to improve the overall reliability of the operations and to increase productive and compaction capacity:

•
The HB mine continues to ramp up annual production. We expect our production to increase into the 2015/2016 harvest season, assuming the benefit of an average annual evaporation cycle. The anticipated production schedule may be impacted by the rate of injection into the mines, and the impact of weather events or weather patterns on evaporation seasons.

•
We have completed a series of projects at our West facility that are intended to restore production through improvements in recovery rates. This most recent phase of improvements was designed to stabilize production at the West facility as we transition into different ore zones with higher levels of insoluble material. The capabilities of the new North compaction facility allow us the flexibility to make process changes at the West facility to increase recovery of potash from the different ore zones as well as to decrease our per-ton operating costs. The last of these projects in this series was completed in the third quarter of 2014.

•
The North compaction project is complete and is processing tons produced from both the West and HB facilities. The new facility enables us to produce high quality granular product and expands our granulation capacity to accommodate the increased tonnage expected from the HB mine and ongoing upgrades at our West facility.

Liquidity and Capital Resources
As of December 31, 2014, we had cash, cash equivalents, and investments of $89.9 million. We also have an unsecured credit facility that provides a revolving credit facility of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of December 31, 2014, we had $211 million available, and no borrowings outstanding under this facility.
The $89.9 million of cash, cash equivalents, and investments at December 31, 2014, was made up of the following:
•$16.5 million in cash;

•	$51.1 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$10.4 million and $11.9 million invested in short and long-term investments, respectively.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations; if necessary, we have the ability to borrow under our unsecured credit facility. The following summarizes our cash flow activity for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows provided by operating activities	$127,486	$64,898	$187,834
Cash flows used in investing activities	$(59,624)	$(246,439)	$(170,183)
Cash flows (used in) provided by financing activities	$(667)	$148,316	$(57,404)

Operating Activities
Total cash provided by operating activities for the year ended December 31, 2014, was $127.5 million, an increase of $62.6 million compared with the year ended December 31, 2013. The primary driver of this increase was higher sales volumes at a lower average net realized sales price for potash, as discussed previously, which, together, resulted in lower net income.
Total cash provided by operating activities decreased by $122.9 million in 2013 compared to 2012. The primary driver of this decline was lower sales volumes and a lower average net realized sales price for potash which, together, resulted in lower net income. Cash provided by operating activities for the year ended December 31, 2013, was negatively impacted by an increase in inventory of $51.7 million as inventory levels and per-ton production costs both increased.
Investing Activities
Total cash used in investing activities decreased $186.8 million in 2014 compared to 2013 primarily as a result of the decrease in capital investment in 2014. Total cash used in investing activities increased 76.3 million in 2013 compared to 2012 as a result of lower proceeds from the sales of investments, and a slight increase in capital investments. In 2013, we also received $6.1 million of proceeds from the sale of assets, most of which were received as we entered into a sale leaseback transaction for certain mining equipment purchased earlier in 2013.
Financing Activities
Total cash provided by financing activities of $148.3 million in 2013 primarily consisted of proceeds from long-term debt related to the funding of our Notes in April 2013, which have an aggregate principal amount of $150.0 million.
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
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. If adjusted EBITDA continues to decrease significantly over several quarters with no change to indebtedness, our leverage ratio could rise to the level where less than $250 million would be available to us. For example, as of December 31, 2014, $211 million was available to us under the facility due to an increase in our leverage ratio as a result of lower levels of adjusted EBITDA over the prior four fiscal quarters. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited during 2015. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.
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
The facility is unsecured and is guaranteed by Intrepid's material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of December 31, 2014, and December

31, 2013, there were no amounts outstanding under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future.
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
Contractual Obligations
As of December 31, 2014, we had contractual obligations totaling $290.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2015	2016	2017	2018	2019	More Than 5 Years
	(In thousands)
Long-term debt	$150,000	$—	$—	$—	$—	$—	$150,000
Fixed rate interest obligations on long-term debt	46,682	5,723	5,723	5,723	5,723	5,723	18,067
Operating lease obligations(1)	18,021	4,571	4,148	3,958	3,831	992	521
Purchase commitments(2)	92	92	—	—	—	—	—
Natural gas purchase commitments(3)	5,433	5,433	—	—	—	—	—
Asset retirement obligation(4)	57,652	1,600	1,325	2,443	1,118	1,325	49,841
Minimum royalty payments(5)	12,497	500	500	500	500	500	9,997
Total	$290,377	$17,919	$11,696	$12,624	$11,172	$8,540	$228,426

(1)	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.12 to $0.16 per Million British Thermal Unit, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2019. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today’s dollars and are undiscounted.

(5)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from such estimates and assumptions, and any such differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2014, included elsewhere in this Annual Report on Form 10-K.
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
New Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a discussion of new accounting standards.
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

Below is a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure, for the years ended December 31, 2014, 2013, and 2012:

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

	Year Ended December 31, 2014
	Potash	Trio®	Total
Sales	$334,323	$76,066	$410,389
Freight costs	30,615	12,608	43,223
Net sales	$303,708	$63,458	$367,166

Divided by:
Tons sold (in thousands)	915	182
Average net realized sales price per ton	$332	$349

	Year Ended December 31, 2013
	Potash	Trio®	Total
Sales	$284,831	$51,481	$336,312
Freight costs	20,796	8,060	28,856
Net sales	$264,035	$43,421	$307,456

Divided by:
Tons sold (in thousands)	692	123
Average net realized sales price per ton	$382	$352

	Year Ended December 31, 2012
	Potash	Trio®	Total
Sales	$402,382	$48,934	$451,316
Freight costs	21,396	7,768	29,164
Net sales	$380,986	$41,166	$422,152

Divided by:
Tons sold (in thousands)	839	125
Average net realized sales price per ton	$454	$329

Cash Operating Costs per Ton

Cash operating costs per ton is a non-GAAP financial measure that is calculated as total cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehouse and handling costs. We consider cash operating costs to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs as an indicator of performance and operating efficiencies and as one of the measures under our performance-based compensation programs for employees.

	Year Ended December 31, 2014
	Potash	Trio®	Total
Cost of goods sold	$254,752	$49,162	$303,914
Divided by sales volume (in thousands of tons)	915	182
Cost of goods sold per ton	$279	$270
Less per-ton adjustments
Depreciation and depletion	$69	$59
Royalties	12	17
Cash operating costs per ton	$198	$194

	Year Ended December 31, 2013
	Potash	Trio®	Total
Cost of goods sold	$179,207	$33,657	$212,864
Divided by sales volume (in thousands of tons)	692	123
Cost of goods sold per ton	$260	$274
Less per-ton adjustments
Depreciation and depletion	$52	$55
Royalties	13	18
Cash operating costs per ton	$195	$201

	Year Ended December 31, 2012
	Potash	Trio®	Total
Cost of goods sold	$200,661	$35,819	$236,480
Divided by sales volume (in thousands of tons)	839	125
Cost of goods sold per ton	$240	$286
Less per-ton adjustments
Depreciation and depletion	$43	$61
Royalties	17	16
Cash operating costs per ton	$180	$209

Average Potash or Trio® Gross Margin per Ton
Average potash and Trio® gross margin per ton are non-GAAP financial measures that are calculated by subtracting the sum of per ton total cost of goods sold and per ton warehousing and handling costs from the average net realized sales price. We believe these measures are useful because they represent the average margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton."

	Year Ended December 31,
	2014	2013	2012
Potash
Average potash net realized sales price*	$332	$382	$454
Less total potash cost of goods sold	279	260	240
Less potash warehousing and handling costs	12	16	15
Average potash gross margin per ton	$41	$106	$199

	Year Ended December 31,
	2014	2013	2012
Trio®
Average Trio® net realized sales price*	$349	$352	$329
Less total Trio® cost of goods sold	270	274	286
Less Trio® warehousing and handling costs	11	15	16
Average Trio® gross margin per ton	$68	$63	$27

* The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash and Trio®, our principal products, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts with customers, so prices vary for each particular transaction depending on the market into which we are selling and the individual bids that we receive.
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
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2014, we had no natural gas derivative contracts.
Interest Rate Fluctuations
Balances outstanding under our $250 million unsecured credit facility bear interest at a floating rate which, at our option, is either (1) the London Interbank Offered Rate (LIBOR) plus a margin of between 1.125% and 2.25%, depending upon our leverage ratio as defined in the facility; or (2) an alternative base rate plus a margin of between 0.125% and 1.25%, depending upon our leverage ratio as defined in the facility. The interest rate paid under our unsecured credit facility on any debt varies both with the change in LIBOR and with our leverage ratio. As of December 31, 2014, no amounts were outstanding on this facility.
The $150 million aggregate principal amount of Notes bear interest at a fixed rate. Therefore, we do not bear interest rate risk on these Notes. The fair value of the Notes does, however, fluctuate based on the assessment of our credit and movements in market interest rates. As of December 31, 2014, the estimated fair value of these notes is $138 million.
Geographic Concentration
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

We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 18, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on Intrepid Potash, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 18, 2015

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$67,589	$394
Short-term investments	10,434	15,214
Accounts receivable:
Trade, net	28,561	20,837
Other receivables, net	3,600	7,457
Refundable income taxes	114	15,722
Inventory, net	84,094	105,011
Prepaid expenses and other current assets	4,739	5,653
Current deferred tax asset, net	3,356	8,341
Total current assets	202,487	178,629
Property, plant, equipment, and mineral properties, net	785,250	826,569
Long-term parts inventory, net	16,366	12,469
Long-term investments	11,856	9,505
Other assets, net	4,035	4,252
Non-current deferred tax asset, net	146,725	143,849
Total Assets	$1,166,719	$1,175,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$19,953	$27,552
Related parties	55	50
Accrued liabilities	12,483	29,845
Accrued employee compensation and benefits	12,069	9,122
Other current liabilities	2,075	2,059
Total current liabilities	46,635	68,628

Long-term debt	150,000	150,000
Asset retirement obligation	20,389	19,959
Other non-current liabilities	2,410	2,715
Total Liabilities	219,434	241,302

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,536,741 and 75,405,410 shares
outstanding at December 31, 2014, and 2013, respectively	76	75
Additional paid-in capital	576,186	572,616
Accumulated other comprehensive loss	(28)	(10)
Retained earnings	371,051	361,290
Total Stockholders' Equity	947,285	933,971
Total Liabilities and Stockholders' Equity	$1,166,719	$1,175,273
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Sales	$410,389	$336,312	$451,316
Less:
Freight costs	43,223	28,856	29,164
Warehousing and handling costs	13,062	13,027	14,966
Cost of goods sold	303,914	212,864	236,480
Lower-of-cost-or-market inventory adjustments	8,186	3,650	568
Gross Margin	42,004	77,915	170,138

Selling and administrative	27,223	33,768	33,750
Accretion of asset retirement obligation	1,623	1,499	724
Restructuring expense	1,827	—	—
Other operating (income) expense	(4,449)	1,806	263
Operating Income	15,780	40,842	135,401

Other Income (Expense)
Interest expense, net	(6,232)	(1,531)	(905)
Interest income	186	524	1,843
Other income (expense)	1,077	(1,742)	588
Income Before Income Taxes	10,811	38,093	136,927

Income Tax Expense	(1,050)	(15,818)	(49,484)
Net Income	$9,761	$22,275	$87,443

Weighted Average Shares Outstanding:
Basic	75,504,677	75,378,655	75,276,609
Diluted	75,630,323	75,406,727	75,336,982
Earnings Per Share:
Basic	$0.13	$0.30	$1.16
Diluted	$0.13	$0.30	$1.16
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$9,761	$22,275	$87,443
Other Comprehensive (Loss) Income:
Pension liability adjustment (net of tax effect of $0, ($1,115), and $177, respectively)	—	1,700	(269)
Unrealized (loss) gain on investments available for sale (net of tax effect of $13, ($12), and $18, respectively)	(18)	19	(29)
Other Comprehensive (Loss) Income	(18)	1,719	(298)
Comprehensive Income	$9,743	$23,994	$87,145

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	75,207,533	$75	$564,285	$(1,431)	$308,204	$871,133
Pension liability adjustment	—	—	—	(269)	—	(269)
Unrealized loss on investment available for sale	—	—	—	(29)	—	(29)
Net income	—	—	—	—	87,443	87,443
Stock-based compensation	—	—	5,116	—	—	5,116
Issuance of common stock upon exercise of stock options	1,649	—	34	—	—	34
Change in excess income tax benefit from stock- based compensation	—	—	(182)	—	—	(182)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	103,623	—	(878)	—	—	(878)
Common stock cash dividend ($0.75 per share)	—	—	—	—	(56,632)	(56,632)
Balance, December 31, 2012	75,312,805	75	568,375	(1,729)	339,015	905,736
Pension liability adjustment	—	—	—	1,700	—	1,700
Unrealized gain on investment available for sale	—	—	—	19	—	19
Net income	—	—	—	—	22,275	22,275
Stock-based compensation	—	—	5,123	—	—	5,123
Change in excess income tax benefit from stock- based compensation	—	—	(230)	—	—	(230)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	92,605	—	(652)	—	—	(652)
Balance, December 31, 2013	75,405,410	75	572,616	(10)	361,290	933,971
Unrealized loss on investments available for sale	—	—	—	(18)	—	(18)
Net income	—	—	—	—	9,761	9,761
Stock-based compensation	—	—	4,237	—	—	4,237
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	131,331	1	(667)	—	—	(666)
Balance, December 31, 2014	75,536,741	$76	$576,186	$(28)	$371,051	$947,285

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,761	$22,275	$87,443
Deferred income taxes	2,121	30,092	38,011
Items not affecting cash:
Depreciation, depletion, and accretion	80,560	61,303	47,599
Stock-based compensation	4,237	5,123	5,116
Loss on settlement of pension liabilities	—	1,872	—
Unrealized derivative gain	—	—	(1,049)
Lower-of-cost-or-market inventory adjustments	8,186	3,650	568
Other	326	2,522	3,259
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,724)	10,671	(2,204)
Other receivables, net	3,857	1,668	(2,223)
Refundable income taxes	15,609	(12,417)	1,187
Inventory, net	8,834	(57,647)	1,464
Prepaid expenses and other assets	714	(150)	(378)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,978	(2,752)	7,324
Other liabilities	(973)	(1,312)	1,717
Net cash provided by operating activities	127,486	64,898	187,834

Cash Flows from Investing Activities:
Additions to property, plant, and equipment and mineral properties	(61,770)	(250,485)	(246,406)
Proceeds from sale of property, plant, and equipment, and mineral properties	17	6,088	2
Purchases of investments	(20,197)	(80,235)	(85,359)
Proceeds from investments	22,326	78,193	161,580
Net cash used in investing activities	(59,624)	(246,439)	(170,183)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	150,000	—
Cash paid for common stock dividend	—	—	(56,474)
Debt issuance costs	—	(1,032)	(141)
Employee tax withholding paid for restricted stock upon vesting	(667)	(652)	(878)
Excess income tax benefit from stock-based compensation	—	—	55
Proceeds from exercise of stock options	—	—	34
Net cash (used in) provided by financing activities	(667)	148,316	(57,404)

Net Change in Cash and Cash Equivalents	67,195	(33,225)	(39,753)
Cash and Cash Equivalents, beginning of period	394	33,619	73,372
Cash and Cash Equivalents, end of period	$67,589	$394	$33,619

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.4 million, $2.6 million, and $0 million of capitalized interest, including settlements on derivatives	$5,809	$772	$1,840
Income taxes	$(16,510)	$25	$8,379
Accrued purchases for property, plant, and equipment, and mineral properties	$4,945	$29,692	$25,204
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash (“potassium chloride” or “potash”) in the United States and are one of two producers of langbeinite (“sulfate of potash magnesia”). Langbeinite, which is marketed for sale as Trio®, is a low-chloride potassium fertilizer with the additional benefits of sulfate and magnesium. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt and magnesium chloride.
We own three solution mining facilities and two conventional underground facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah and a solar evaporation shallow brine mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We manage sales and marketing operations centrally. This allows us to evaluate the product needs of our customers and then centrally determine which of our production facilities to use to fill customers’ orders in a manner designed to realize the highest average net realized sales price per ton. We calculate average net realized sales price per ton by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. We also monitor product inventory levels and overall production costs centrally. We have one reporting segment being the extraction, production, and sale of potassium-related products. Our extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On the consolidated balance sheet, we combined property, plant and equipment, net of accumulated depreciation, with mineral properties and development costs, net of depletion, as of December 31, 2013, to conform to the current year presentation.
Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of receivables, valuation of our deferred tax assets and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of our mineral properties, the useful lives of related property, plant, and equipment, depreciation expense, and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
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
By-product Credits—When by-product inventories are sold, we record the sale of by-products as a credit to cost of goods sold.
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
Mineral Properties and Development Costs—Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling wells, and the cost of other development work, all of which are capitalized. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.
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
Planned Turnaround Maintenance—Each production operation typically shuts down periodically for planned maintenance activities. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.

Leases—Upon entering into leases, we evaluate whether leases are operating or capital leases. Operating lease expense is recognized as incurred. If lease payments change over the contractual term or involve contingent amounts, the total estimated cost over the term is recognized on a straight-line basis.
Income Taxes—We are a subchapter C corporation and, therefore, are subject to U.S. federal and state income taxes. We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized in full. These determinations are subject to ongoing assessment.
Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.
Investments—Our short-term and long-term investments consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, which have been classified as available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to us of less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to us of greater than one year. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Accumulated other comprehensive income" on the consolidated balance sheets. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Our financial instruments include cash and cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable. The non-investment instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. All available-for-sale investments are carried at fair value. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings. Although there are no amounts currently outstanding under our unsecured credit facility, any borrowings that become outstanding would bear interest at a floating rate and therefore be recorded at their estimated fair value.
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
Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options, all of which are subject to service conditions. The expense associated with such awards is recognized over the service period associated with each grant.
Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.

Note 3	— EARNINGS PER SHARE
Potentially dilutive securities, including stock options, non-vested restricted common stock and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and non-vested performance units. For the years ended December 31, 2014, 2013, and 2012, zero, 142,968 and 116,138 non-vested weighted average shares of restricted common stock and 331,571, 317,433 and 192,258 weighted average stock options outstanding, respectively, were anti-dilutive and therefore were not included in the diluted weighted average common shares outstanding calculation. For the years ended December 31, 2014, 2013, and 2012, zero, zero, and 518 weighted average shares of common stock underlying non-vested performance units, respectively, were anti-dilutive and therefore were not included in the diluted weighted average common shares outstanding calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$9,761	$22,275	$87,443
Basic weighted average common shares outstanding	75,505	75,379	75,277
Add: Dilutive effect of non-vested restricted common stock	115	21	46
Add: Dilutive effect of stock options outstanding	—	2	13
Add: Dilutive effect of non-vested performance units	10	5	1
Diluted weighted average common shares outstanding	75,630	75,407	75,337
Earnings per share:
Basic	$0.13	$0.30	$1.16
Diluted	$0.13	$0.30	$1.16

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2014, and 2013 (in thousands):

	December 31,
	2014	2013
Cash	$16,506	$18
Commercial paper and money market accounts	51,083	376
Total cash and cash equivalents	$67,589	$394

Corporate bonds	$9,432	$12,954
Certificates of deposit and time deposits	1,002	2,260
Total short-term investments	$10,434	$15,214

Corporate bonds	$11,856	$9,505
Total long-term investments	$11,856	$9,505

Total cash, cash equivalents, and investments	$89,879	$25,113

The following table summarizes the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of December 31, 2014, and 2013 (in thousands):

	December 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$21,335	$1	$(48)	$21,288
Certificates of deposit and time deposits	1,002	—	—	1,002
Total available-for-sale securities	$22,337	$1	$(48)	$22,290

	December 31, 2013
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$22,475	$3	$(19)	$22,459
Certificates of deposit and time deposits	2,260	—	—	2,260
Total available-for-sale securities	$24,735	$3	$(19)	$24,719
For the years ended December 31, 2014, 2013, and 2012, we recognized gross realized gains of approximately $13,000, $53,000, and $128,000, respectively on the sale of investments classified as available-for-sale. For the years ended December 31, 2014, 2013 and 2012, we recognized gross realized losses of approximately, $1,000, $21,000 and zero, respectively, on investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2014, and 2013, respectively (in thousands):

	December 31,
	2014	2013
Finished goods product inventory	$44,137	$66,565
In-process mineral inventory	19,584	17,841
Total product inventory	63,721	84,406
Current parts inventory	20,373	20,605
Total current inventory	84,094	105,011
Long-term parts inventory	16,366	12,469
Total inventory, net	$100,460	$117,480
Parts inventories are shown net of any required allowances. During the years ended December 31, 2014, 2013, and 2012, we recorded charges of approximately $8.2 million, $3.7 million, and $0.6 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment and mineral properties, net" were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2014	2013	Lower Limit	Upper Limit
Buildings and plant	$268,032	$248,017	2	25
Machinery and equipment	529,358	472,250	2	25
Vehicles	13,799	13,455	3	7
Office equipment and improvements	19,260	18,846	2	20
Ponds and land improvements	73,933	74,166	5	25
Total depreciable assets	904,382	826,734
Accumulated depreciation	$(271,294)	$(197,108)
Total depreciable assets, net	$633,088	$629,626

Mineral properties and development costs	163,197	145,822	10	25
Accumulated depletion	(17,544)	(13,165)
Total depletable assets, net	145,653	132,657

Land	$909	$498
Construction in progress	5,600	63,788
Total property, plant, equipment, and mineral properties, net	$785,250	$826,569
We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation	$74,534	$57,670	$45,559
Depletion	4,403	2,134	1,316
Accretion	1,623	1,499	724
Total incurred	$80,560	$61,303	$47,599

Note 7 — ACCRUED LIABILITIES
The components of "Accrued Liabilities" as of December 31, 2014, and 2013 were as follows:

	December 31,
	2014	2013
	(in thousands)
Accrued construction in progress	$1,997	$21,152
Accrued property taxes	2,642	1,714
Accrued utilities	2,207	1,868
Other accrued liabilities	5,637	5,111
Total Accrued Liabilities	$12,483	$29,845

Note 8 — DEBT
Unsecured Credit Facility—We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to us is limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3. As of December 31, 2014, $211 million of the facility was available to us as a result of the operation of these ratios.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges.
The facility is unsecured and is guaranteed by our material subsidiaries. The facility has a maturity date of August 2018. As of December 31, 2014, and 2013, there were no amounts outstanding under the facility. During 2014, we borrowed and repaid $17 million under the demand portion of the credit facility for near-term working capital needs. We were in compliance with the covenants under the credit facility as of December 31, 2014.
Unsecured Senior Notes—In April 2013, we issued $150 million aggregate principal amount of unsecured senior notes ("the Notes") pursuant to a note purchase agreement entered into in August 2012. We received proceeds of $149.3 million, net of offering costs. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
We were in compliance with the covenants under the Notes as of December 31, 2014.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense for the years ended December 31, 2014, 2013, and 2012 of $6.7 million, $4.9 million, and $0.9 million, respectively. We capitalized $0.5 million, and $3.4 million of interest during the years ended December 31, 2014, and 2013, respectively. We had no capitalized interest in 2012.
Note 9 — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our abandonment liabilities range from 6.9% to 8.5%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, or if federal or state regulators enact new requirements regarding the abandonment or reclamation of mines.
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Asset retirement obligation, at beginning of period	$21,047	$20,579	$9,708
Liabilities settled	(125)	(571)	(173)
Liabilities incurred	69	351	2,114
Changes in estimated obligations	(577)	(811)	8,206
Accretion of discount	1,623	1,499	724
Total asset retirement obligation, at end of period	$22,037	$21,047	$20,579
The current portion of asset retirement obligations of $1.6 million and $1.1 million was included in "Other" current liabilities on the consolidated balance sheets as of December 31, 2014, and 2013, respectively. The undiscounted amount of asset retirement obligation is $57.6 million as of December 31, 2014, of which we estimate approximately $7.8 million in payments may occur in the next five years.
Note 10 — COMPENSATION PLANS
Cash Bonus Plan—We have cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants’ individual performance. We accrue cash bonus expense related to the current year’s performance.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2014, the following awards were outstanding under the plan: 464,769 shares of non-vested restricted shares of common stock; non-vested performance units representing 15,522 shares of common stock; and options to purchase 326,375 shares of common stock. As of December 31, 2014, approximately 3.5 million shares of common stock remained available for issuance under the Plan.
Common Stock—On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has approved the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of our annual stockholders’ meeting for the following year. During the years ended December 31, 2014, 2013 and 2012, the Compensation Committee approved awards of 21,144, 17,680 and 14,812 shares of common stock, respectively. These shares of common stock were granted without restrictions and vested immediately.
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
Since 2009, the Compensation Committee has granted restricted shares of common stock under the Plan in the first quarter of each year to our executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award using the straight line method. Total compensation expense related to the non-vested restricted shares of common stock awards was $3.6 million, $3.5 million and $3.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts are net of estimated forfeiture adjustments. As of December 31, 2014, there was $4.7 million of total remaining unrecognized compensation expense related to non-vested restricted common stock awards that will be expensed through 2017.

A summary of activity relating to our non-vested restricted common stock for the year ended December 31, 2014, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	352,050	$21.65
Granted	379,246	$14.47
Vested	(144,335)	$23.01
Forfeited	(122,192)	$17.41
Non-vested restricted shares of common stock, end of period	464,769	$16.49

Performance Units—In 2012 and 2013, the Compensation Committee granted performance units under the Plan to certain members of our executive management team as part of the annual equity award program. The performance units vest ratably over three years and contain operational- and market-based conditions relating to the year of the grant. The time frames for meeting both the operational- and market-based conditions have passed, and a total of 15,522 shares of common stock are available for future payout under the performance units, subject to continued employment of the individual grantees through the vesting dates. We recognized stock-based compensation expense related to these agreements of approximately$0.2 million, $0.7 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to our executive management and other selected employees as part of its annual award program. These stock options generally vested ratably over three years. In measuring compensation expense for this grant of options, we estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
For the years ended December 31, 2014, 2013, and 2012, we recognized stock-based compensation related to previously issued stock options of approximately $0.1 million, $0.6 million and $1.2 million, respectively. As of December 31, 2014, all outstanding stock options were fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for such options are regarded as “excess tax benefits” when the tax deductions occur.
A summary of our stock option activity for the year ended December 31, 2014, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, beginning of period	337,587	$26.24			$13.12
Exercised	—				—
Forfeited	(917)	$35.69			$19.59
Expired	(10,295)	$26.76			$13.55
Outstanding non-qualified stock
options, end of period	326,375	$26.19	$—	3.8	$13.09

Vested or expected to vest, end
of period	326,375	$26.19	$—	3.8	$13.09

Exercisable non-qualified
stock options, end of period	326,375	$26.19	$—	3.8	$13.09

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
Note 11 — INCOME TAXES
Our income tax provision is comprised of the elements below. A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current portion of income tax expense (benefit):
Federal	$(1,108)	$(14,243)	$10,224
State	37	(31)	1,237
Deferred portion of income tax expense:
Federal	2,858	25,050	32,451
State	(737)	5,042	5,572
Total income tax expense	$1,050	$15,818	$49,484
As of December 31, 2014, and 2013, we had a net deferred tax asset. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for certain state carry forwards for which a $0.3 million valuation allowance has been recorded. As of December 31, 2014, we had approximately $72.5 million of federal net operating loss carry forwards which expire beginning in 2033. We also have $1.9 million of research and development credits which begin to expire in 2031, and approximately $4.2 million in federal alternative minimum tax credits. There are no items that require disclosure in accordance with the FASB guidance on accounting for uncertainty in income taxes.

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets (liabilities):
Prepaid expenses	$(1,827)	$(2,141)
Inventory	1,011	6,864
Accrued employee compensation and benefits	2,634	1,764
Equity compensation	1,193	1,093
Other	345	761
Total current deferred tax assets	3,356	8,341
Non-current deferred tax assets:
Property, plant, equipment and mineral properties, net	91,236	108,049
Asset retirement obligation	9,730	9,073
AMT credits	4,226	4,417
Net operating loss carryforward	25,375	10,600
Other	16,158	11,710
Total non-current deferred tax assets	146,725	143,849
Total deferred tax asset	$150,081	$152,190
We are required to evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which we are doing business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement. As of December 31, 2013, our estimate of our blended state tax rate increased, resulting in an increase of the value of the deferred tax asset by a net $0.9 million to reflect changes in business conditions in concert with changes in apportionment rules of the states in which we operate, and a decrease in the state tax rate for the state of New Mexico.
A decrease of our state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded in the income statement. Conversely, an increase in our state income tax rate would increase the value of the deferred tax asset, resulting in an increase in our deferred tax benefit. Because of the magnitude of the temporary differences between our book and tax basis in the assets, relatively small changes in the state tax rate may have a pronounced impact on the value of our net deferred tax asset.
Income tax expense differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to income before income taxes. The difference is due to the impacts of percentage depletion, the effect of state income taxes, the estimated effect of the domestic production activities deduction, and other permanent differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	2012
Federal taxes at statutory rate	$3,784	$13,333	$47,924
Add:
State taxes, net of federal benefit	230	3,322	3,443
Domestic production activities deduction	—	1,265	(191)
Change in valuation allowance	(1,698)	1,841	—
Research and development credits	—	(1,560)	(326)
Change in state tax rate	740	(948)	981
Percentage depletion	(1,922)	(1,841)	(1,623)
Other	(84)	406	(724)
Net expense as calculated	$1,050	$15,818	$49,484

Effective tax rate	9.7%	41.5%	36.1%

During the year ended December 31, 2014, our effective tax rate benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, as we now believe those carry forwards are now fully realizable based on legislation passed by the State of New Mexico during the first quarter of 2014. Further, we benefited from a discrete adjustment related to the calculation of the benefit of the net operating loss carry back generated in 2013. The impact on our effective tax rate during 2014 of these discrete adjustments is more pronounced given the current level of income before income taxes.
Note 12 — COMMITMENTS AND CONTINGENCIES
Marketing Agreements—We have a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) as our exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with 30 days' written notice.
Reclamation Deposits and Surety Bonds—As of December 31, 2014, and 2013, we had $17.3 million and $17.3 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2014, and 2013, $0.5 million and $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $16.8 million and $16.8 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
New Mexico Employment Credits—Beginning in 2011, based on an approval and payment of an application with the State of New Mexico, we began recording an estimate of refundable employment-related credits for qualified wages paid in New Mexico, known as the New Mexico High Wage Jobs Credit. The estimated recoverable value of these credits has been, and continues to be, reflected as a reduction to production costs and amounts yet to be collected are recorded in “Other receivables” in the consolidated balance sheets in the same period in which the credit is earned.
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied Intrepid's application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings. Considering the uncertainty associated with collection of these credits, we recorded an additional allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits.
In March 2014, as a result of its continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. In the fourth quarter of 2014, we received notice that additional claims previously denied had also been approved. Accordingly, during the fourth quarter 2014, we reduced our previously established allowance by $1.2 million to reflect the collectability of these claims. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, we recorded the reversal of the allowance as "Other (income) expense" in the consolidated statement of operations for the year ended December 31, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. As of December 31, 2014, we had a receivable of $2.8 million, net of an allowance of $0.8 million, associated with the New Mexico High Wage Jobs Credits and intend to continue to vigorously pursue recovery of all unpaid credits.
Legal— We are subject to litigation. We have determined that there are no material claims outstanding as of December 31, 2014. We have established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—We have certain operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2015	$4,571
2016	4,148
2017	3,958
2018	3,831
2019	992
Thereafter	521
Total	$18,021

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2014	$6,979
For the year ended December 31, 2013	$4,428
For the year ended December 31, 2012	$4,175

Note 13 — RESTRUCTURING EXPENSE
In January 2014, in response to declining potash prices and completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. For the year ended December 31, 2014, we recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 14 — FAIR VALUE MEASUREMENTS
We apply the provisions of the FASB’s Accounting Standards Codification™ (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based on the significance level of the following inputs, as follows:

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2014 and 2013. (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$21,288	$—	$21,288	$—
Certificate of deposits	$1,002	$—	$1,002	$—

		Fair Value at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$22,459	$—	$22,459	$—

Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of our valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. Our available for sale investments consist of corporate bonds and certain certificate of deposits that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider.
The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While we believe that the valuation methods utilized are appropriate and consistent with the requirements of ASC Topic 820 and with other marketplace participants, we recognize that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.
Financial Instruments—The carrying values and fair values of our financial instruments as of December 31, 2014, and December 31, 2013, are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$138,000	$150,000	$129,000
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

Note 15 — EMPLOYEE BENEFITS
401(k) Plan
We maintain a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service ("IRS") to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. We match employee contributions on a dollar-for-dollar basis up to a maximum of 5% and also based on the employee’s base compensation. Our contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2014	$2,270
For the year ended December 31, 2013	$2,323
For the year ended December 31, 2012	$2,022
Defined Benefit Pension Plan
In accordance with the terms of the Moab Purchase Agreement associated with the purchase of the assets relating to its Moab facility in 2000, we and our predecessor established the Moab Salt, L.L.C. Employees' Pension Plan ("Pension Plan"). In February 2002, we froze the benefits to be paid under the Pension Plan. In December 2011, we adopted resolutions to terminate the Pension Plan. After receiving the necessary regulatory approvals, plan amendments, and participant settlement elections, we funded $2.0 million to settle all Pension Plan liabilities in April 2013. Upon funding, we were released from any further obligations under the Pension Plan. Accordingly, we recorded the additional expense of approximately $1.9 million to reflect the termination of the Pension Plan in the year ended December 31, 2013. This amount is recorded as "Other income (expense)" in the consolidated statement of operations and represents the difference between the final amount funded and the sum of the recorded pension liability and the unrecognized actuarial loss included in accumulated other comprehensive income.
The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets for the years ended December 31, 2013, and 2012, as measured on those dates, and a statement of the funded status as of December 31, 2013, and 2012.

	Year Ended December 31
	2013	2012
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$5,486	$4,870
Interest cost	28	93
Benefit payments	(5,721)	(175)
Actuarial losses	207	698
Plan amendments	—	—
Projected benefit obligation at end of period	—	5,486
Accumulated benefit obligation at end of period	—	5,486
Change in plan assets:
Fair value of plan assets at beginning of period	$3,702	$3,758
Actual return on assets (net of expenses)	(1)	26
Employer contributions	2,020	93
Benefit payments	(5,721)	(175)
Fair value of plan assets at end of period	—	3,702
Unfunded status (1)	—	(1,784)
Items not yet recognized as a component of net periodic
pension cost:
Prior service cost arising during current period	$—	$(115)
Unrecognized actuarial loss	$—	$2,930
Prepaid benefit cost	$—	$1,031
Accumulated other comprehensive income:
Prior service credit	$—	$(115)
Net loss	$—	$2,930
Components of net periodic benefit cost:
Interest cost	$28	$93
Expected return on assets	—	—
Amortization of prior service cost	(5)	(16)
Amortization of actuarial loss	100	242
Settlement loss	2,928	—
Net period benefit cost	$3,051	$319
Other comprehensive income	$—	$445
Amounts included in AOCI expected to be recognized
during the next fiscal year:
Actuarial loss	$—	$285

(1)	As of December 31, 2012, amount is recognized on our consolidated balance sheet in "Accrued employee compensation and benefits."
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

Prior to 2012, the basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan was 47% equity securities, 43% fixed income, 5% real estate, and 5% cash. In 2013, we liquidated the investment positions and reinvested the proceeds in U.S. treasury bills or similar investments prior to settling all pension plan liabilities.
Asset Allocation Strategy: Prior to the determination to liquidate the plan, the plan’s investment policy strategy for pension plan assets was to seek relatively stable growth in the value of investable assets supplemented by a low level of income. The main objective was to provide steady growth while limiting fluctuations to less than those of the overall stock market. As the Pension Plan had a long-term investment horizon, limited liquidity needs, high exposure to purchasing power risk, and little concern for income stability, we had set the following target asset allocations: 20% to 75% U.S. equity securities, 0% to 20% international equities, 0% to 30% absolute returns, 10% to 40% corporate bonds, 0% to 10% REITs, 0% to 10% commodities, and 5% to 28% short-term Treasury bonds. Under the plan guidelines, there were no prohibited investment types.
Fair Value Measurement of Plan Assets: The fair value of the major asset classes of the Pension Plan’s assets using the fair value hierarchy as described in the footnote titled Fair Value Measurements and the inputs and valuation techniques used to measure fair value of such assets as of December 31, 2012, is as follows (in thousands):

		Fair Value at Reporting Date Using
Asset Class	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual fund	$3,702	$3,702	$—	$—

Note 16 — RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2014, were as follows (in thousands):

Unrealized Gains and Losses on Available-for-Sale Securities
Balance as of December 31, 2013	$(10)
Other comprehensive income before reclassifications	(26)
Amounts reclassified from accumulated other comprehensive loss	8
Net current-period other comprehensive income	$(18)
Balance as of December 31, 2014	$(28)
The effects on net income of amounts reclassified from Accumulated other comprehensive loss for year ended December 31, 2014, were as follows (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Unrealized losses on available-for-sale securities	$13	Other income (expense)
Total before tax	13
Tax benefit	(5)
Net of tax	$8

Note 17 — RECOGNITION OF COMPENSATING TAX REFUND
In the second quarter of 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted for the period from December 2008 to October 2011. This refund consists of items for which we made compensating tax payments on behalf of vendors, as well as compensating tax payments on construction-related and service items during a period when the law was deemed unconstitutional. Upon receipt of the refund, which removed uncertainty about the amount and collection of the refund, we recorded $1.7 million of income, which is reflected in "Other (expense) income" included in Operating income in the consolidated statements of operations for the year ended December 31, 2013.

Note 18 — CONCENTRATION OF CREDIT RISK
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
Our products are marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies.
In 2014, no customer accounted for more than 10% of our sales. In 2013, and 2012, one of our distributor customers accounted for approximately 11% and 22%, respectively. We operate in a competitive industry, and although we consider our relationship with these customers to be very important, we do not believe that the loss of these customers or a significant decline in their purchases would have a material adverse long-term effect on our financial results due to the regional demands for our products.
In each of the last three years ended December 31, 2014, 2013, and 2012, approximately 96% of our sales were sold to customers located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19 — QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Sales	$98,285	$102,280	$110,949	$98,875
Cost of Goods Sold	$68,164	$77,794	$79,383	$78,573
Gross Margin	$15,446	$6,888	$15,678	$3,992
Net Income (Loss)	$5,791	$(1,236)	$5,562	$(355)
Earnings (Loss) Per Share, Basic	$0.08	$(0.02)	$0.07	$0.00
Earnings (Loss) Per Share, Diluted	$0.08	$(0.02)	$0.07	$0.00

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Sales	$73,806	$70,569	$92,680	$99,257
Cost of Goods Sold	$57,308	$46,780	$55,003	$53,773
Gross Margin	$3,159	$12,903	$28,053	$33,800
Net (Loss) Income	$(5,987)	$2,026	$11,317	$14,919
(Loss) Earnings Per Share, Basic	$(0.08)	$0.03	$0.15	$0.20
(Loss) Earnings Per Share, Diluted	$(0.08)	$0.03	$0.15	$0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS

Exhibits. The following exhibits are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	November 19, 2010
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
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
		8-K	August 5, 2013
10.7	Note Purchase Agreement, dated as of August 28, 2012, by and among Intrepid Potash, Inc. and the purchasers named therein	8-K	August 28, 2012
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.12	Intrepid Potash, Inc. Equity Incentive Plan+	8-K	May 30, 2012
10.13	2012 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.14	2013 Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013

10.15	2012 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	March 7, 2012
10.16	2013 Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013
10.17	2012 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	March 7, 2012
10.18	2013 Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K for the Year Ended December 31, 2012	February 14, 2013
10.19	Form of Stock Option Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.20	Intrepid Potash, Inc. Short-Term Incentive Plan+	8-K	May 30, 2012
10.21	Form of Change-of-Control Severance Agreement with each executive officer+	10-Q for the Quarter Ended September 30, 2011	November 3, 2011
10.22	Separation Agreement and General Release, dated as of January 5, 2015, by and between Intrepid Potash, Inc. and Martin D. Litt	*
10.23	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.24	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.25	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer, President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Executive Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended June 30, 2009	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended March 31, 2010	May 5, 2010

99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q for the Quarter Ended March 31, 2011	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q for the Quarter Ended March 31, 2013	May 2, 2013
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

February 18, 2015	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

February 18, 2015	/s/ Brian D. Frantz
Brian D. Frantz - Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	February 18, 2015
Robert P. Jornayvaz III

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 18, 2015
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 18, 2015
Terry Considine

/s/ Chris A. Elliott	Director	February 18, 2015
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 18, 2015
J. Landis Martin

/s/ Barth E. Whitham	Director	February 18, 2015
Barth E. Whitham