Form 10-Q
period 2015-03-31
Intrepid Potash, Inc.
filed 2015-04-28
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2015, the registrant had 76,147,979 shares of common stock, par value $0.001, outstanding (including 475,892 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$66,786	$67,589
Short-term investments	34,310	10,434
Accounts receivable:
Trade, net	38,516	28,561
Other receivables, net	3,280	3,600
Refundable income taxes	72	114
Inventory, net	74,446	84,094
Prepaid expenses and other current assets	4,087	4,739
Current deferred tax asset, net	280	3,356
Total current assets	221,777	202,487

Property, plant, equipment, and mineral properties, net	770,188	785,250
Long-term parts inventory, net	17,700	16,366
Long-term investments	11,546	11,856
Other assets, net	3,922	4,035
Non-current deferred tax asset, net	146,838	146,725
Total Assets	$1,171,971	$1,166,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$17,032	$19,953
Related parties	69	55
Accrued liabilities	15,628	12,483
Accrued employee compensation and benefits	10,187	12,069
Other current liabilities	2,063	2,075
Total current liabilities	44,979	46,635

Long-term debt	150,000	150,000
Asset retirement obligation	20,813	20,389
Other non-current liabilities	2,330	2,410
Total Liabilities	218,122	219,434
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,672,087 and
75,536,741 shares outstanding at March 31, 2015, and December 31, 2014, respectively	76	76
Additional paid-in capital	576,211	576,186
Accumulated other comprehensive loss	(18)	(28)
Retained earnings	377,580	371,051
Total Stockholders' Equity	953,849	947,285
Total Liabilities and Stockholders' Equity	$1,171,971	$1,166,719
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Sales	$117,021	$98,875
Less:
Freight costs	10,912	9,932
Warehousing and handling costs	3,747	2,812
Cost of goods sold	83,282	78,573
Lower-of-cost-or-market inventory adjustments	360	3,566
Gross Margin	18,720	3,992

Selling and administrative	7,468	6,746
Accretion of asset retirement obligation	424	406
Restructuring expense	—	1,827
Other operating expense (income)	66	(2,947)
Operating Income (Loss)	10,762	(2,040)

Other Income (Expense)
Interest expense, net	(1,644)	(1,380)
Interest income	155	53
Other income	327	234
Income (Loss) Before Income Taxes	9,600	(3,133)

Income Tax (Expense) Benefit	(3,071)	2,778
Net Income (Loss)	$6,529	$(355)

Weighted Average Shares Outstanding:
Basic	75,589,092	75,444,953
Diluted	75,707,079	75,444,953
Earnings (Loss) Per Share:
Basic	$0.09	$0.00
Diluted	$0.09	$0.00
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net Income (Loss)	$6,529	$(355)
Other Comprehensive Income:
Unrealized gain on investments available for sale, net of tax	10	12
Other Comprehensive Income	10	12
Comprehensive Income (Loss)	$6,539	$(343)

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	75,536,741	$76	$576,186	$(28)	$371,051	$947,285
Unrealized gain on investments available for sale, net of tax	—	—	—	10	—	10
Net income	—	—	—	—	6,529	6,529
Stock-based compensation	—	—	1,062	—	—	1,062
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	135,346	—	(1,037)	—	—	(1,037)
Balance, March 31, 2015	75,672,087	$76	$576,211	$(18)	$377,580	$953,849

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income (Loss)	$6,529	$(355)
Deferred income taxes	2,956	(2,778)
Items not affecting cash:
Depreciation, depletion, and accretion	21,276	19,649
Stock-based compensation	1,062	1,028
Lower-of-cost-or-market inventory adjustments	360	3,566
Other	378	223
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,955)	(9,431)
Other receivables, net	319	(3,316)
Refundable income taxes	41	2,025
Inventory, net	7,954	6,743
Prepaid expenses and other assets	666	1,005
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,180	(335)
Other liabilities	(92)	(700)
Net cash provided by operating activities	32,674	17,324

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(8,678)	(31,919)
Purchases of investments	(27,600)	(5)
Proceeds from sale of investments	3,838	18,051
Net cash used in investing activities	(32,440)	(13,873)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(1,037)	(611)
Net cash used in financing activities	(1,037)	(611)

Net Change in Cash and Cash Equivalents	(803)	2,840
Cash and Cash Equivalents, beginning of period	67,589	394
Cash and Cash Equivalents, end of period	$66,786	$3,234

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$161	$112
Income taxes	$11	$(2,025)
Accrued purchases for property, plant, equipment, and mineral properties	$2,100	$13,172

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash (“potassium chloride” or “potash”) in the United States and one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 3% of total cost of goods sold in each of the last three years.
We own three solution mining facilities and two conventional underground mining facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah and a solar brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico.
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

Note 3	— EARNINGS PER SHARE
Potentially dilutive securities, including non-vested restricted common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. For the three months ended March 31, 2015, and 2014, 91,621 and 571,609 non-vested weighted average shares of restricted common stock and 320,926 and 335,935 weighted average stock options, respectively, were anti-dilutive and therefore were not included in the diluted weighted average share calculation. For the three months ended March 31, 2015, and 2014, 73,529 and 19,874, respectively, weighted average shares of common stock underlying non-vested performance units were anti-dilutive and therefore were not included in the diluted weighted average share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$6,529	$(355)

Basic weighted average common shares outstanding	75,589	75,445
Add: Dilutive effect of non-vested restricted common stock	110	—
Add: Dilutive effect of performance units	8	—
Diluted weighted average common shares outstanding	75,707	75,445

Earnings (Loss) per share:
Basic	$0.09	$0.00
Diluted	$0.09	$0.00
Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash	$24,213	$16,506
Commercial paper and money market accounts	42,573	51,083
Total cash and cash equivalents	$66,786	$67,589

Corporate bonds	$33,307	$9,432
Certificates of deposit and time deposits	1,003	1,002
Total short-term investments	$34,310	$10,434

Corporate bonds	$11,546	$11,856
Total long-term investments	$11,546	$11,856

Total cash, cash equivalents, and investments	$112,642	$89,879

The following tables summarize the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$44,884	$12	$(43)	$44,853
Certificates of deposit and time deposits	1,003	—	—	1,003
Total available-for-sale securities	$45,887	$12	$(43)	$45,856

	December 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$21,335	$1	$(48)	$21,288
Certificates of deposit and time deposits	1,002	—	—	1,002
Total available-for-sale securities	$22,337	$1	$(48)	$22,290

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2015, and December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Finished goods product inventory	$39,013	$44,137
In-process mineral inventory	14,799	19,584
Total product inventory	53,812	63,721
Current parts inventory, net	20,634	20,373
Total current inventory, net	74,446	84,094
Long-term parts inventory, net	17,700	16,366
Total inventory, net	$92,146	$100,460
Parts inventories are shown net of any required allowances.
During the three months ended March 31, 2015, and 2014, we recorded charges of approximately $0.4 million and $3.6 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Buildings and plant	$269,090	$268,032
Machinery and equipment	530,332	529,358
Vehicles	13,581	13,799
Office equipment and improvements	19,363	19,260
Ponds and land improvements	74,636	73,933
Total depreciable assets	907,002	904,382
Accumulated depreciation	(288,768)	(271,294)
Total depreciable assets, net	$618,234	$633,088

Mineral properties and development costs	$163,741	$163,197
Accumulated depletion	(19,508)	(17,544)
Total depletable assets, net	$144,233	$145,653

Land	909	909
Construction in progress	$6,812	$5,600
Total property, plant, equipment, and mineral properties, net	$770,188	$785,250

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation	$18,879	$18,260
Depletion	1,973	983
Accretion	424	406
Total incurred	$21,276	$19,649

Note 7	— DEBT
Unsecured Credit Facility— We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured revolving credit facility provides credit of up to $250 million. The actual amount available to us is limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3. As of March 31, 2015, the full amount of the facility was available to us.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges.
The facility is unsecured and is guaranteed by our material subsidiaries. The facility has a maturity date of August 2018. As of March 31, 2015, and December 31, 2014, there were no amounts outstanding under the facility. We were in compliance with the covenants under the credit facility as of March 31, 2015.
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
We were in compliance with the covenants under the Notes as of March 31, 2015.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $1.7 million for both the three months ended March 31, 2015, and 2014. We capitalized $23,000 and $0.3 million of interest during the three months ended March 31, 2015, and 2014, respectively.

Note 8	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset retirement obligation, at beginning of period	$22,037	$21,047
Liabilities settled	—	(77)
Liabilities incurred	—	—
Changes in estimated obligations	—	—
Accretion of discount	424	406
Total asset retirement obligation, at end of period	$22,461	$21,376

The current portion of the asset retirement obligation of $1.6 million is included in "Other" current liabilities on the condensed consolidated balance sheets as of March 31, 2015, and December 31, 2014. The undiscounted amount of asset retirement obligation is $57.7 million as of March 31, 2015.

Note 9	— COMPENSATION PLANS
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
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2015, the following awards were outstanding under the plan: 481,288 shares of non-vested restricted shares of common stock; non-vested performance units representing 383,447 shares of common stock; and options to purchase 319,972 shares of common stock. As of March 31, 2015, approximately 2.9 million shares of common stock remained available for issuance under the Plan.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.9 million and $0.8 million for the three months ended March 31, 2015, and 2014, respectively. These amounts are net of estimated forfeiture adjustments. As of March 31, 2015, there was $6.8 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.
A summary of activity relating to our non-vested restricted shares of common stock for the three months ended March 31, 2015, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	464,769	$16.49
Granted	237,256	$14.28
Vested	(198,141)	$17.80
Forfeited	(22,596)	$15.44
Non-vested restricted shares of common stock, end of period	481,288	$14.91
Performance Units—In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of their annual compensation package. The performance units vest in February 2018 and contain market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. A total of 378,150 shares of common stock are available for future payout under these performance units, subject to continued employment through the vesting date.
In 2013 and 2012, the Compensation Committee granted performance units under the Plan to certain members of our executive management team as part of the annual equity award program. The performance units vest ratably over three years and contain operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions of the 2013 and 2012 grants have passed, and a total of 5,297 shares of common stock are available for future payout under these performance units, subject to continued employment of the individual grantees through the vesting dates.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to our executive management and other selected employees as part of our annual award program. These stock options generally vested ratably over three years. In measuring compensation expense for options, we estimated the fair value of the award on the grant dates using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
As of March 31, 2014, all outstanding stock options were fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.
A summary of our stock option activity for the three months ended March 31, 2015, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	319,972	$26.16	$—	3.4	$13.05

Vested or expected to vest, end
of period	319,972	$26.16	$—	3.4	$13.05

Exercisable non-qualified
stock options, end of period	319,972	$26.16	$—	3.4	$13.05

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Current portion of income tax expense (benefit)	$114	$—
Deferred portion of income tax expense (benefit)	2,957	(2,778)
Total income tax expense (benefit)	$3,071	$(2,778)
Effective tax rate	32.0%	(88.7)%
During the three months ended March 31, 2015, our effective tax rate differed from the statutory rate primarily as a result of the benefit from estimated depletion deductions. During the three months ended March 31, 2014, in addition to the items noted above, we also benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, as those carry forwards became realizable based on legislation passed by the State of New Mexico in the first quarter of 2014.

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of our business and the states in which we have a taxable relationship. This creates fluctuations in the value of our net deferred tax asset.

Note 11	— COMMITMENTS AND CONTINGENCIES
Marketing Agreements—We have a marketing agreement appointing PCS Sales (USA), Inc. (“PCS Sales”) as our exclusive sales representative for potash export sales, with the exception of sales to Canada and Mexico, and appointing PCS Sales as our non-exclusive sales representative for potash sales into Mexico. Trio® is also marketed under this arrangement. This agreement is cancelable with 30 days' written notice.
Reclamation Deposits and Surety Bonds—As of March 31, 2015, we had $18.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of March 31, 2015, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $17.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied our application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings. Considering the uncertainty associated with collection of these credits, we recorded an additional allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits. In March 2014, as a result of our continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, we recorded the reversal of the allowance as "Other (income) expense" in the condensed consolidated statement of operations for the three months ended March 31, 2014. As of March 31, 2015, we have a receivable of $2.0 million, net of an allowance of $0.7 million, associated with the New Mexico High Wage Jobs Credits and we intend to continue to vigorously pursue recovery of all unpaid credits.
Legal—We are subject to litigation. We have determined that there are no material claims outstanding as of March 31, 2015. We have established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years.
Rental and lease expenses follow for the indicated periods (in thousands):

For the three months ended March 31, 2015	$1,744
For the three months ended March 31, 2014	$1,582

Note 12	— FAIR VALUE MEASUREMENTS
We applied the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based on the significance level of the following inputs, as follows:

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2015, and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$44,853	$—	$44,853	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$21,288	$—	$21,288	$—

Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Below is a general description of our valuation methodologies for financial assets and liabilities, which are measured at fair value and are included on the condensed consolidated balance sheets.
Our available-for-sale investments consist of corporate bonds that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider.
The methods described above may result in a fair value estimate that may not be indicative of net realizable value or may not be reflective of future fair values and cash flows. While we believe that the valuation methods used are appropriate and consistent with the requirements of ASC Topic 820 and the methods used by other marketplace participants, we recognize that third parties may use different methodologies or assumptions to determine the fair value of certain financial instruments that could result in a different estimate of fair value at the reporting date.

Financial Instruments—The carrying values and estimated fair values of our financial instruments as of March 31, 2015, and December 31, 2014, are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$140,000	$150,000	$138,000
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

Note 13 — RESTRUCTURING CHARGE
In January 2014, in response to declining potash prices and completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. In early 2014, we also temporarily decreased executive and senior management compensation; we reinstated most executive and senior management salaries in mid-2014 and reinstated other compensation elements in 2015. For the three months ended March 31, 2014, we recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by this Quarterly Reports on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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
We own three solution mining facilities and two conventional underground mining facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah and a solar brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We have additional opportunities to develop mineralized deposits of potash in New Mexico as well as to continue the optimization of our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of langbeinite and acceleration of production from our reserves.
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
• Potash demand. Our potash sales volumes were strong in the first quarter 2015, as we sold 231,000 tons compared to 242,000 in the same period last year. As is often the case, the timing of spring purchasing by customers which occurs in anticipation of the start of the application season are significant drivers of our sales volumes. Demand for potash into retail storage space has been strong. We believe this demand is the result of purchasing to avoid transportation issues similar to those in 2014, as well as expectations of farmer application. We believe significant nutrient draw has occurred in the last two growing seasons and needs to be replenished to maximize yields. As expected, we experienced a predictable decrease in our sales volumes into the industrial market. We believe our sales volumes to industrial customers will continue to decrease, and potentially pressure our average net realized sales price, during the remainder of 2015, as oil and gas drilling activity slows in response to lower crude pricing.
Our ability to supply tons to our customers on a timely basis continues to be a fundamental element to our strategy to maintain strong sales volumes. We utilize our geographic location advantage, as well as our strong distribution system, to effectively position product closer to our customers.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as retailers storage volumes closer to the farm gate. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Our average net realized sales price for potash increased to $362 per ton in the first quarter of 2015 from $317 in the first quarter of 2014 and reflects the full impact of price increases that occurred in in the second half of 2014. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. We are also experiencing price pressure due to global producers importing tonnage into the North American potash market. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. As global potash supply currently exceeds global demand levels, we expect potash prices may be pressured throughout the remainder of 2015.
• Trio® prices and demand. Our sales volumes for Trio® in the first quarter of 2015 was 72% higher than in the same period in 2014. We were able to sell more premium-sized product as we have continued to increase our production of premium-sized product. Our sales of standard-sized Trio® into the domestic agricultural market also increased over the same period a year ago. Our average net realized sales price for Trio® was $367 per ton in the first quarter of 2015, an increase from $340 per ton in the first quarter 2014. The benefits of a low-chloride specialty product and the recognition of the value of magnesium and sulfate have also contributed to our success with Trio®. Demand for granular- and premium-sized Trio® continues to drive improved net realized sales price for Trio®.
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

			Change
	Three Months Ended March 31,		Between
	2015	2014	Periods	% Change
Production volume (in thousands of tons):
Potash	237	220	17	8%
Langbeinite	36	32	4	13%
Sales volume (in thousands of tons):
Potash	231	242	(11)	(5)%
Trio®	62	36	26	72%

Gross sales (in thousands):
Potash	$90,729	$84,497	$6,232	7%
Trio®	26,292	14,378	11,914	83%
Total	117,021	98,875	18,146	18%
Freight costs (in thousands):
Potash	7,206	7,661	(455)	(6)%
Trio®	3,706	2,271	1,435	63%
Total	10,912	9,932	980	10%
Net sales (in thousands)(1):
Potash	83,523	76,836	6,687	9%
Trio®	22,586	12,107	10,479	87%
Total	$106,109	$88,943	$17,166	19%

Potash statistics (per ton):
Average net realized sales price(1)	$362	$317	$45	14%
Cash operating costs(1)(2)	199	205	(6)	(3)%
Depreciation and depletion	79	64	15	23%
Royalties	14	11	3	27%
Total potash cost of goods sold	$292	$280	$12	4%
Warehousing and handling costs	13	10	3	30%
Average potash gross margin(1)	$57	$27	$30	111%

Trio® statistics (per ton):
Average net realized sales price(1)	$367	$340	$27	8%
Cash operating costs(1)	181	216	(35)	(16)%
Depreciation and depletion	58	68	(10)	(15)%
Royalties	18	17	1	6%
Total Trio® cost of goods sold	$257	$301	$(44)	(15)%
Warehousing and handling costs	12	10	2	20%
Average Trio® gross margin(1)	$98	$29	$69	238%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $8 and $6 for the three months ended March 31, 2015, and 2014, respectively. By-product credits were $1.8 million and $1.4 million for the three months ended March 31, 2015, and 2014, respectively.

Results of Operations
Operating Highlights
Net income for the first quarter of 2015 was $6.5 million, or $0.09 per diluted share, and cash flows from operating activities were $32.7 million.
Potash
The majority of our revenues and gross margin are derived from the production and sales of potash.
We sold 231,000 tons of potash in the first quarter of 2015 compared with 242,000 tons sold in the first quarter of 2014. As shown below, our potash sales mix was impacted by the decrease in sales volumes to the industrial market as noted above.
The table below shows our potash sales mix for the three months ended March 31, 2015, and 2014.

	Three Months Ended March 31,
	2015	2014
Agricultural	81%	77%
Industrial	14%	19%
Feed	5%	4%

Our production volume of potash in the first quarter of 2015 increased to 237,000 tons, compared with 220,000 tons produced in the first quarter of 2014. The production increase was due to a 54% increase in production from our solar solution facilities primarily resulting from production increases at our HB mine, offset by a decrease of 16% at our conventional facilities as we experienced reduced recoveries due to variabilities in operating factors at those facilities. The increase in solar solution production resulted in a slight decrease of our cash operating costs to $199 per ton in the first quarter of 2015, compared with $205 per ton in the first quarter of 2014.
Trio®
Our Trio® production was higher in the first three months of 2015 than in the same period in 2014 as we experienced increased efficiency with the conversion from standard- to premium-sized Trio®. Our focus is conversion of standard-sized product into premium-sized Trio® through a process we call pelletization. Pricing for Trio® has risen steadily over the last year. We continue to focus our efforts on the granular- and premium- domestic markets. Our sales of Trio® increased to 62,000 tons in the first quarter of 2015 as compared with 36,000 tons in the first quarter of 2014. During the first quarter 2015, we also sold greater volumes of standard-sized Trio® into the domestic agricultural market compared to the same period in the prior year.
In the first quarter of 2015, as compared with 2014, our average Trio® gross margin increased by $69 per ton as our average net realized sales price for Trio® increased $27 per ton, and our cash operating costs for Trio® decreased $35 per ton.
Our export sales of Trio® tend to be in larger quantities and with more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
For the three months ended March 31, 2015	94%	6%
For the three months ended March 31, 2014	91%	9%

Average Net Realized Sales Price
Our average net realized sales price for potash increased by $14 per ton in the first quarter of 2015, to $362 per ton, compared to the fourth quarter of 2014, largely as a result of price increases implemented during 2014 as domestic demand exceeded supply. Domestically, the potash market is influenced by global supply and demand, and is impacted by imports from our competitors as discussed above. As a result of strong demand, we experienced sequential increases in our potash average net realized sales price in each of the last four quarters.

The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2014 and into 2015.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2015	$362	$367
December 31, 2014	$348	$354
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340

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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional mining as compared to solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than our cost of goods sold per ton for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
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

We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2015, and 2014, our average royalty rate was 4.2% and 3.6%, respectively.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2015 and 2014 was 32.0% and (88.7)%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and research and development credits. During the three months ended March 31, 2015, our effective tax rate was impacted primarily as a result of the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the three months ended March 31, 2015 and 2014, we recognized income tax expense of $3.1 million, and an income tax benefit of $2.8 million, respectively. Total tax expense for the three months ended March 31, 2015, was comprised of $0.1 million of current income tax expense and $3.0 million of deferred income tax expense. The total tax benefit for the quarter ended March 31, 2014, was comprised of a $2.8 million deferred tax benefit.
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

Results of Operations for the Three Months Ended March 31, 2015, and 2014
Net Sales
Net sales of potash increased to $83.5 million for the three months ended March 31, 2015, from $76.8 million for the three months ended March 31, 2014. This increase in net sales of potash was primarily the result of an increase of $45 per ton in the average net realized sales price, partially offset by a 5% decrease in sales volume. During the first quarter of 2014, we experienced strong potash sales activity as uncertainty around price in late 2013 was diminished in advance of the spring application season.
Net sales of Trio® increased to $22.6 million for the three months ended March 31, 2015, from $12.1 million for the three months ended March 31, 2014, due to a 72% increase in the volume of sales coupled with an 8% increase in the average net realized sales price. Demand for granular-sized and premium-sized Trio® continues to exceed supply. We have also increased sales volumes of standard-sized Trio® in the domestic agricultural market.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended March 31,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$83.3	$78.6	$4.7	6%
Cost per ton of potash sold(1)	$292	$280	$12	4%
Cost per ton of Trio® sold(2)	$257	$301	$(44)	(15)%

(1)	Depreciation and depletion expense for potash was $18.1 million and $15.6 million in the first quarter of 2015 and 2014, respectively, which equates to $79 and $64 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $3.5 million and $2.4 million in the first quarter of 2015 and 2014, respectively, which equates to $58 and $68 on a per-ton basis.

Total per ton cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher cash operating costs and lower production for the first quarter of 2015 from our conventional facilities. We recorded lower-of-cost-or-market inventory adjustments during the first quarter of 2015 of $0.4 million, primarily the result of lower production from the conventional facilities as described above, resulting in our production costs being allocated over fewer tons.
Total per ton cost of goods sold of Trio® decreased as a result of higher production levels, mostly due to our intentional focus on increasing our efficiency in producing more premium-sized Trio®. As a result of the progress we have made in the pelletization process, we had more tons of langbeinite over which production costs were allocated, which resulted in lower per-ton costs.
Our total cost of goods sold increased primarily due to more tons of Trio® sold in the first quarter of 2015. Our potash production costs increased due to higher labor costs, electricity, property taxes and depreciation associated with our production facilities.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion increased $3.6 million, or 21%, during the first quarter of 2015 as a result of capital investments being placed into service over the last year. These capital projects included investments related to recovery improvement at our conventional facilities. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Lower-of-Cost-or-Market Adjustment
During the three months ended March 31, 2015 and 2014, we recorded charges of approximately $0.4 million and $3.6 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The approximate $0.4 million of lower-of-cost-or-market adjustment recorded during the three months ended March 31, 2015, related to our granular inventories at our conventional facilities. Of the approximate $3.6 million lower-of-cost-or-market adjustment recorded during the three months ended March 31, 2014, $3.0 million related to the start-up activities of our HB mine, and $0.6 million related to our inventories at our conventional facilities.
Selling and Administrative Expense
Selling and administrative expenses increased $0.8 million, or 12%, to $7.5 million for the three months ended March 31, 2015 from $6.7 million for the three months ended March 31, 2014. The increase was primarily driven by increases in outside legal and professional fees related primarily to one on-going issue.
Restructuring Expense
In January 2014, in response to lower potash prices and the substantial completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with our then-current business environment. These initiatives included the elimination of approximately 7% of our workforce, including capital project related support associated with our major capital projects, reduction in the use of outside professionals, and cutbacks in other general and administrative areas.
Other Operating Income
In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an additional allowance of approximately $2.8 million related to the denied tax credits. In March 2014, we received notice that the State of New Mexico had approved $5.9 million of employment tax credits, a significant portion of which had previously been denied. Accordingly, in the first quarter of 2014, we reversed $2.9 million of the allowance associated with the previously recorded employment-related tax payments. We received payment of the $5.9 million for the approved credits in the second quarter of 2014.

Capital Investments
We are taking actions to expand our potash production through the optimization of our current facilities and through expanding our solar solution production. We are also taking actions to increase our Trio® production by developing our significant langbeinite reserves, optimizing our recovery techniques and maximizing the amount of premium-sized product we manufacture.
We expect our level of capital investment to be approximately $40 million to $50 million for 2015, the majority of which we expect to be sustaining capital. Our 2015 operating plans and capital programs are being funded out of operating cash flows and existing cash and investments. As described below, we may also use our revolving credit facility or new debt issuances, to fund capital investments.
During the first quarter of 2015, we paid cash of $8.7 million for capital projects.
Liquidity and Capital Resources
As of March 31, 2015, we had cash, cash equivalents, and investments of $112.6 million. We also have an unsecured revolving credit facility that provides credit of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of March 31, 2015, the full amount of this facility was available to us and we had no borrowings outstanding under this facility.
The $112.6 million of cash, cash equivalents and investments at March 31, 2015, was made up of the following:

•	$24.2 million in cash;

•	$42.6 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$34.3 million and $11.5 million invested in short and long-term investments, respectively.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if determined by our Board of Directors. We may use our revolving credit facility or new debt issuances as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, possible repayments of debt, dividends or stock repurchases.
The following summarizes our cash flow activity for the three months ended March 31, 2015, and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$32,674	$17,324
Cash flows used in investing activities	$(32,440)	$(13,873)
Cash flows used in financing activities	$(1,037)	$(611)

Operating Activities
Total cash provided by operating activities through March 31, 2015, was $32.7 million, an increase of $15.4 million compared with the first three months of 2014. Our potash sales volumes approximated our production volumes in the first quarter of 2015, whereas our Trio® sales volumes exceeded our production volumes.
Investing Activities
Total cash used in investing activities increased by $18.6 million in the first three months of 2015 compared with the same three month period in 2014 as a result of increased investment purchases, partially offset by lower capital investment activity and decreased proceeds from the sale of investments.
Financing Activities
Total cash used in financing activities of $1.0 million was due to employee tax withholding for the vesting of restricted stock.
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
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. If adjusted EBITDA were to decrease below current levels with no change to indebtedness, our leverage ratio could rise to the level where less than $250 million would be available to us. As of March 31, 2015, the full amount of the facility was available to us. We believe that the amounts available to us will be adequate to fund our operations and our capital investment projects.
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
The facility is unsecured and is guaranteed by our material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of March 31, 2015 there were no amounts outstanding under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future.
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
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2014, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2014.
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

Below is additional information about our non-GAAP financial measures, including reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures, for the three months ended March 31, 2015, and 2014.

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

	Three Months Ended March 31,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$90,729	$26,292	$117,021	$84,497	$14,378	$98,875
Freight costs	7,206	3,706	10,912	7,661	2,271	9,932
Net sales	$83,523	$22,586	$106,109	$76,836	$12,107	$88,943

Divided by:
Tons sold (in thousands)	231	62		242	36
Average net realized sales price per ton	$362	$367		$317	$340

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

	Three Months Ended March 31,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$67,454	$15,828	$83,282	$67,859	$10,714	$78,573
Divided by sales volume (in thousands of tons)	231	62		242	36
Cost of goods sold per ton	$292	$257		$280	$301
Less per-ton adjustments
Depreciation and depletion	$79	$58		$64	$68
Royalties	14	18		11	17
Cash operating costs per ton	$199	$181		$205	$216

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

	Three Months Ended March 31,
	2015	2014
Potash
Average potash net realized sales price	$362	$317
Less total potash cost of goods sold	292	280
Less potash warehousing and handling costs	13	10
Average potash gross margin per ton	$57	$27

	Three Months Ended March 31,
	2015	2014
Trio®
Average Trio® net realized sales price*	$367	$340
Less total Trio® cost of goods sold	257	301
Less Trio® warehousing and handling costs	12	10
Average Trio® gross margin per ton	$98	$29
* The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2014, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these risks and uncertainties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2015, through January 31, 2015	—	—	—	N/A
February 1, 2015, through February 28, 2015	71,510	$14.28	—	N/A
March 1, 2015, through March 31, 2015	774	$11.53	—	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

INTREPID POTASH, INC. (Registrant)

Dated: April 28, 2015	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: April 28, 2015	/s/ Brian D. Frantz
Brian D. Frantz - Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2015 Form of Performance Unit Agreement (CAGR) under Intrepid Equity Incentive Plan.+*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board, President, and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

99.1	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

+	Management contract.

*	Filed herewith.

**	Furnished herewith.