Form 10-Q
period 2015-06-30
Intrepid Potash, Inc.
filed 2015-07-28
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2015, the registrant had 76,170,036 shares of common stock, par value $0.001, outstanding (including 469,381 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$40,285	$67,589
Short-term investments	63,221	10,434
Accounts receivable:
Trade, net	15,642	28,561
Other receivables, net	7,271	3,600
Refundable income taxes	288	114
Inventory, net	86,847	84,094
Prepaid expenses and other current assets	3,723	4,739
Current deferred tax asset, net	5,630	3,356
Total current assets	222,907	202,487

Property, plant, equipment, and mineral properties, net	764,850	785,250
Long-term parts inventory, net	18,879	16,366
Long-term investments	20,851	11,856
Other assets, net	3,788	4,035
Non-current deferred tax asset, net	141,712	146,725
Total Assets	$1,172,987	$1,166,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$20,070	$19,953
Related parties	86	55
Accrued liabilities	15,946	12,483
Accrued employee compensation and benefits	9,329	12,069
Other current liabilities	4,832	2,075
Total current liabilities	50,263	46,635

Long-term debt	150,000	150,000
Asset retirement obligation	21,221	20,389
Other non-current liabilities	1,086	2,410
Total Liabilities	222,570	219,434
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,700,655 and
75,536,741 shares outstanding at June 30, 2015, and December 31, 2014, respectively	76	76
Additional paid-in capital	577,751	576,186
Accumulated other comprehensive loss	(53)	(28)
Retained earnings	372,643	371,051
Total Stockholders' Equity	950,417	947,285
Total Liabilities and Stockholders' Equity	$1,172,987	$1,166,719
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$73,651	$110,949	$190,672	$209,824
Less:
Freight costs	6,898	11,760	17,810	21,691
Warehousing and handling costs	3,437	2,988	7,184	5,800
Cost of goods sold	55,435	79,383	138,717	157,957
Lower-of-cost-or-market inventory adjustments	5,276	1,140	5,636	4,706
Gross Margin	2,605	15,678	21,325	19,670

Selling and administrative	8,424	7,064	15,892	13,810
Accretion of asset retirement obligation	424	406	848	811
Restructuring expense	—	—	—	1,827
Other operating income	(2,312)	(305)	(2,246)	(3,250)
Operating (Loss) Income	(3,931)	8,513	6,831	6,472

Other Income (Expense)
Interest expense, net	(1,602)	(1,556)	(3,246)	(2,936)
Interest income	200	22	355	75
Other income	46	225	373	460
(Loss) Income Before Income Taxes	(5,287)	7,204	4,313	4,071

Income Tax Benefit (Expense)	350	(1,642)	(2,721)	1,136
Net (Loss) Income	$(4,937)	$5,562	$1,592	$5,207

Weighted Average Shares Outstanding:
Basic	75,683,075	75,514,991	75,636,343	75,480,165
Diluted	75,683,075	75,573,918	75,731,910	75,534,138
(Loss) Earnings Per Share:
Basic	$(0.07)	$0.07	$0.02	$0.07
Diluted	$(0.07)	$0.07	$0.02	$0.07
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income	$(4,937)	$5,562	$1,592	$5,207
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on investments available for sale, net of tax	(35)	—	(25)	12
Other Comprehensive (Loss) Income	(35)	—	(25)	12
Comprehensive (Loss) Income	$(4,972)	$5,562	$1,567	$5,219

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	75,536,741	$76	$576,186	$(28)	$371,051	$947,285
Unrealized loss on investments available for sale, net of tax	—	—	—	(25)	—	(25)
Net income	—	—	—	—	1,592	1,592
Stock-based compensation	—	—	2,595	—	—	2,595
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	163,914	—	(1,030)	—	—	(1,030)
Balance, June 30, 2015	75,700,655	$76	$577,751	$(53)	$372,643	$950,417

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$1,592	$5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,754	(28)
Depreciation, depletion, and accretion	40,673	39,523
Stock-based compensation	2,595	2,531
Lower-of-cost-or-market inventory adjustments	5,636	4,706
Other	1,048	(52)
Changes in operating assets and liabilities:
Trade accounts receivable, net	12,919	(12,200)
Other receivables, net	(3,671)	2,354
Refundable income taxes	(174)	989
Inventory, net	(10,903)	12,510
Prepaid expenses and other assets	1,063	1,852
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	244	(707)
Other liabilities	1,418	(836)
Net cash provided by operating activities	55,194	55,849

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(18,989)	(45,139)
Purchases of investments	(72,227)	(7)
Proceeds from sale of investments	9,748	20,583
Net cash used in investing activities	(81,468)	(24,563)

Cash Flows from Financing Activities:
Employee tax withholding paid for restricted stock upon vesting	(1,030)	(611)
Net cash used in financing activities	(1,030)	(611)

Net Change in Cash and Cash Equivalents	(27,304)	30,675
Cash and Cash Equivalents, beginning of period	67,589	394
Cash and Cash Equivalents, end of period	$40,285	$31,069

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest, net of $0 million, and $0.4 million of capitalized interest	$3,124	$2,820
Income taxes	$41	$(2,097)
Accrued purchases for property, plant, equipment, and mineral properties	$5,557	$7,672

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
We own three solution mining facilities and two conventional underground mining facilities that we utilize for producing potash. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico.
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
Property, Plant, Equipment, Mineral Properties and Development Costs—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and capitalized on assets that are being constructed, drilled, or built or that are otherwise classified as construction in progress.
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

Note 3	— (LOSS) EARNINGS PER SHARE
Potentially dilutive securities, including non-vested restricted common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted average shares outstanding computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive effect of non-vested restricted common stock	474,481	137,093	161,675	107,285

Anti-dilutive effect of stock options outstanding	319,563	333,612	320,241	335,171

Anti-dilutive effect of performance units	194,374	—	131,621	—
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(4,937)	$5,562	$1,592	$5,207

Basic weighted average common shares outstanding	75,683	75,515	75,636	75,480
Add: Dilutive effect of non-vested restricted common stock	—	49	90	43
Add: Dilutive effect of performance units	—	10	6	11
Diluted weighted average common shares outstanding	75,683	75,574	75,732	75,534

(Loss) Earnings per share:
Basic	$(0.07)	$0.07	$0.02	$0.07
Diluted	$(0.07)	$0.07	$0.02	$0.07

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash	$14,184	$16,506
Commercial paper and money market accounts	26,101	51,083
Total cash and cash equivalents	$40,285	$67,589

Corporate bonds	$62,217	$9,432
Certificates of deposit and time deposits	1,004	1,002
Total short-term investments	$63,221	$10,434

Corporate bonds	$20,851	$11,856
Total long-term investments	$20,851	$11,856

Total cash, cash equivalents, and investments	$124,357	$89,879

The following tables summarize the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$83,156	$11	$(99)	$83,068
Certificates of deposit and time deposits	1,004	—	—	1,004
Total available-for-sale securities	$84,160	$11	$(99)	$84,072

	December 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$21,335	$1	$(48)	$21,288
Certificates of deposit and time deposits	1,002	—	—	1,002
Total available-for-sale securities	$22,337	$1	$(48)	$22,290

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of June 30, 2015, and December 31, 2014, respectively (in thousands):

	June 30, 2015	December 31, 2014
Finished goods product inventory	$42,571	$44,137
In-process mineral inventory	22,233	19,584
Total product inventory	64,804	63,721
Current parts inventory, net	22,043	20,373
Total current inventory, net	86,847	84,094
Long-term parts inventory, net	18,879	16,366
Total inventory, net	$105,726	$100,460
Parts inventories are shown net of any required allowances.
During the six months ended June 30, 2015, and 2014, we recorded charges of approximately $5.6 million and $4.7 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Buildings and plant	$269,752	$268,032
Machinery and equipment	533,986	529,358
Vehicles	13,479	13,799
Office equipment and improvements	19,802	19,260
Ponds and land improvements	74,729	73,933
Total depreciable assets	911,748	904,382
Accumulated depreciation	(307,240)	(271,294)
Total depreciable assets, net	$604,508	$633,088

Mineral properties and development costs	$164,819	$163,197
Accumulated depletion	(19,989)	(17,544)
Total depletable assets, net	$144,830	$145,653

Land	909	909
Construction in progress	$14,603	$5,600
Total property, plant, equipment, and mineral properties, net	$764,850	$785,250

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation	$18,485	$18,636	$37,364	$36,896
Depletion	488	832	2,461	1,816
Accretion	424	406	848	811
Total incurred	$19,397	$19,874	$40,673	$39,523

Note 7	— DEBT
Unsecured Credit Facility— We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured revolving credit facility provides credit of up to $250 million. The actual amount available to us is limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3. As of June 30, 2015, $212 million of the facility was available to us. Based on current market conditions, we expect the amount available to us will continue to be limited during 2015 as a result of the operation of these ratios.
Under the facility, the leverage ratio is defined as the ratio of total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges.
The facility is unsecured and is guaranteed by our material subsidiaries. The facility has a maturity date of August 2018. As of June 30, 2015, and December 31, 2014, there were no amounts outstanding under the facility. We were in compliance with the covenants under the credit facility as of June 30, 2015.
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
We were in compliance with the covenants under the Notes as of June 30, 2015.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $3.3 million for both the six months ended June 30, 2015, and 2014. We capitalized an immaterial amount and $0.4 million of interest during the six months ended June 30, 2015, and 2014, respectively.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset retirement obligation, at beginning of period	$22,461	$21,376	$22,037	$21,047
Liabilities settled	(16)	(45)	(16)	(121)
Liabilities incurred	—	—	—	—
Changes in estimated obligations	—	—	—	—
Accretion of discount	424	406	848	811
Total asset retirement obligation, at end of period	$22,869	$21,737	$22,869	$21,737

The current portion of the asset retirement obligation of $1.6 million is included in "Other" current liabilities on the condensed consolidated balance sheets as of June 30, 2015, and December 31, 2014. The undiscounted amount of asset retirement obligation is $57.7 million as of June 30, 2015.

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
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of June 30, 2015, the following awards were outstanding under the plan: 470,602 shares of non-vested restricted shares of common stock; non-vested performance units representing 383,447 shares of common stock; and options to purchase 319,283 shares of common stock. As of June 30, 2015, approximately 2.9 million shares of common stock remained available for issuance under the Plan.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.8 million and $1.1 million for the three months ended June 30, 2015, and 2014, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $1.7 million and $1.9 million for the six months ended June 30, 2015, and 2014, respectively. These amounts are net of estimated forfeiture adjustments. As of June 30, 2015, there was $5.8 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.

A summary of activity relating to our non-vested restricted shares of common stock for the six months ended June 30, 2015, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	464,769	$16.49
Granted	237,256	$14.28
Vested	(198,141)	$17.80
Forfeited	(33,282)	$15.17
Non-vested restricted shares of common stock, end of period	470,602	$14.91
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
A summary of our stock option activity for the six months ended June 30, 2015, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	319,283	$26.14	$—	3.1	$13.04

Vested or expected to vest, end
of period	319,283	$26.14	$—	3.1	$13.04

Exercisable non-qualified
stock options, end of period	319,283	$26.14	$—	3.1	$13.04

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current portion of income tax (benefit) expense	$(148)	$(1,108)	$(34)	$(1,108)
Deferred portion of income tax (benefit) expense	(202)	2,750	2,755	(28)
Total income tax (benefit) expense	$(350)	$1,642	$2,721	$(1,136)
Effective tax rate	6.6%	22.8%	63.1%	(27.9)%
During the three and six months ended June 30, 2015, our effective tax rate differed from the statutory rate primarily as a result of the benefit from estimated depletion deductions that exceed the tax basis in the mineral reserves. The size of the estimated depletion deductions relative to pre-tax income (loss) levels had, and is expected to have, a pronounced impact on our effective tax rate in 2015. During the three months ended June 30, 2014, in addition to the items noted above, we also benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, as those carry forwards became realizable based on legislation passed by the State of New Mexico in the first quarter of 2014.

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
Reclamation Deposits and Surety Bonds—As of June 30, 2015, we had $18.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of June 30, 2015, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $17.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied our application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings. Considering the uncertainty associated with collection of these credits, we recorded an additional allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits. In March 2014, as a result of our continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, we recorded the reversal of the allowance as "Other operating income" in the condensed consolidated statement of operations for the three months ended June 30, 2014. As of June 30, 2015, we have a receivable of $2.2 million, net of an allowance of $0.5 million, associated with the New Mexico High Wage Jobs Credits, and we intend to continue to vigorously pursue recovery of all unpaid credits.
Legal—We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. In May 2015, we exercised our option to terminate our existing office lease effective May 1, 2016. Under the provisions of our existing lease, we incurred a termination penalty of $1.2 million which we expect will be payable in the first quarter of 2016. The termination penalty charge is included in selling and administrative expense in the second quarter of 2015.
Rental and lease expenses follow for the indicated periods, excluding the lease termination penalty (in thousands):

2015
For the three months ended June 30, 2015	$1,977
For the six months ended June 30, 2015	$3,721

2014
For the three months ended June 30, 2014	$1,629
For the six months ended June 30, 2014	$3,210

Note 12	— FAIR VALUE MEASUREMENTS
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

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2015, and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$83,068	$—	$83,068	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$21,288	$—	$21,288	$—

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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of June 30, 2015, and December 31, 2014, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$147,000	$150,000	$138,000
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

Note 13 — RESTRUCTURING CHARGE
In January 2014, in response to declining potash prices and completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. In early 2014, we also temporarily decreased executive and senior management compensation; we reinstated most executive and senior management salaries in mid-2014 and reinstated other compensation elements in 2015. For the six months ended June 30, 2014, we recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this standard we will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. This guidance is effective for us beginning January 1, 2016, but early adoption is allowed. We have not determined the period in which we will adopt the new guidance. Retrospective adoption is required. Upon adoption, our deferred financing costs will be reclassified from "Prepaid expenses and other current assets" and "Other assets, net" to "Long-term debt."

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our subsequent Quarterly Reports on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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
• Potash demand. We sold 147,000 tons of potash in the second quarter of 2015, a decrease of 88,000 tons compared to the second quarter of 2014. The decrease in sales volumes resulted primarily from the timing of the spring application season, as well as summer fill marketing programs from other potash producers. In 2014, the summer fill marketing programs stimulated sales in the second quarter. In 2015, the summer fill marketing programs did not have much of a positive impact on second quarter sales volumes as customers ended the season with higher levels of fertilizer products in storage than they had anticipated. The lower sales volumes in the second quarter of 2015 were also attributable to a shorter application season due to the wet weather conditions across much of the Midwest and Southern Plains of the United States. We believe farmers are currently focused on their current crop rather than fertilization plans for the fall. As a result, uncertainty around fall demand continues into the third quarter. As expected, we experienced a predictable decrease in our sales volumes into the industrial market.
Our ability to supply tons to our customers on a timely basis continues to be a fundamental element of our sales strategy. We utilize our geographic location advantage, as well as our strong distribution system, to effectively position product closer to our customers.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the United States. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Our average net realized sales price for potash increased to $358 per ton in the second quarter of 2015 compared to $329 per ton in the second quarter of 2014 largely as a result of price increases predicated on good demand during the second half of 2014. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. We are also experiencing price pressure due to global producers importing tonnage into the North American potash market. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. Any of these factors could have a positive or negative impact on the price of our products. As global potash supply currently exceeds global demand levels, we expect potash prices will be pressured throughout the remainder of 2015.
• Trio® prices and demand. Although sales volumes for Trio® decreased in the second quarter of 2015 as compared to the same period in 2014, sales volumes for the first six months of 2015 were flat as compared to the same period a year ago reflecting variability in the timing, but not volume, of sales from the first half of 2014 compared to the same period in 2015. Our sales of standard-sized Trio® into the domestic agricultural market during the six months ended June 30, 2015 increased over the same period a year ago. Our average net realized sales price for Trio® was $383 per ton in the second quarter of 2015, an increase from $350 per ton in the second quarter 2014. The benefits of a low-chloride specialty product and the recognition of the value of magnesium and sulfate have also contributed to our success with Trio®. Demand for granular- and premium-sized Trio® continues to drive improved net realized sales price for Trio®.
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

			Change
	Three Months Ended June 30,		Between
	2015	2014	Periods	% Change
Production volume (in thousands of tons):
Potash	152	190	(38)	(20)%
Langbeinite	43	43	—	—%
Sales volume (in thousands of tons):
Potash	147	235	(88)	(37)%
Trio®	37	62	(25)	(40)%

Gross sales (in thousands):
Potash	$57,093	$84,804	$(27,711)	(33)%
Trio®	16,558	26,145	(9,587)	(37)%
Total	73,651	110,949	(37,298)	(34)%
Freight costs (in thousands):
Potash	4,478	7,496	(3,018)	(40)%
Trio®	2,420	4,264	(1,844)	(43)%
Total	6,898	11,760	(4,862)	(41)%
Net sales (in thousands)(1):
Potash	52,615	77,308	(24,693)	(32)%
Trio®	14,138	21,881	(7,743)	(35)%
Total	$66,753	$99,189	$(32,436)	(33)%

Potash statistics (per ton):
Average net realized sales price(1)	$358	$329	$29	9%
Cash operating costs(1)(2)	224	188	36	19%
Depreciation and depletion	76	67	9	13%
Royalties	12	12	—	—%
Total potash cost of goods sold	$312	$267	$45	17%
Warehousing and handling costs	19	11	8	73%
Average potash gross margin(1)	$27	$51	$(24)	(47)%

Trio® statistics (per ton):
Average net realized sales price(1)	$383	$350	$33	9%
Cash operating costs(1)	185	192	(7)	(4)%
Depreciation and depletion	55	57	(2)	(4)%
Royalties	19	17	2	12%
Total Trio® cost of goods sold	$259	$266	$(7)	(3)%
Warehousing and handling costs	18	8	10	125%
Average Trio® gross margin(1)	$106	$76	$30	39%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $14 and $7 for the three months ended June 30, 2015, and 2014, respectively. By-product credits were $2.0 million and $1.7 million for the three months ended June 30, 2015, and 2014, respectively.

			Change
	Six Months Ended June 30,		Between
	2015	2014	Periods	% Change
Production volume (in thousands of tons):
Potash	389	411	(22)	(5)%
Langbeinite	80	75	5	7%
Sales volume (in thousands of tons):
Potash	377	478	(101)	(21)%
Trio®	98	98	—	—%

Gross sales (in thousands):
Potash	$147,822	$169,301	$(21,479)	(13)%
Trio®	42,850	40,523	2,327	6%
Total	190,672	209,824	(19,152)	(9)%
Freight costs (in thousands):
Potash	11,684	15,156	(3,472)	(23)%
Trio®	6,126	6,535	(409)	(6)%
Total	17,810	21,691	(3,881)	(18)%
Net sales (in thousands)(1):
Potash	136,138	154,145	(18,007)	(12)%
Trio®	36,724	33,988	2,736	8%
Total	$172,862	$188,133	$(15,271)	(8)%

Potash statistics (per ton):
Average net realized sales price(1)	$361	$323	$38	12%
Cash operating costs(1)(2)	209	197	12	6%
Depreciation and depletion	78	65	13	20%
Royalties	14	11	3	27%
Total potash cost of goods sold	$301	$273	$28	10%
Warehousing and handling costs	15	10	5	50%
Average potash gross margin(1)	$45	$40	$5	13%

Trio® statistics (per ton):
Average net realized sales price(1)	$373	$347	$26	7%
Cash operating costs(1)	183	201	(18)	(9)%
Depreciation and depletion	57	61	(4)	(7)%
Royalties	19	17	2	12%
Total Trio® cost of goods sold	$259	$279	$(20)	(7)%
Warehousing and handling costs	14	8	6	75%
Average Trio® gross margin(1)	$100	$60	$40	67%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $10 and $6 for the six months ended June 30, 2015, and 2014, respectively. By-product credits were $3.8 million and $3.1 million for the three months ended June 30, 2015, and 2014, respectively.

Results of Operations
Operating Highlights
Net loss for the second quarter of 2015 was $4.9 million, or $(0.07) per basic and diluted share, and cash flows from operating activities were $22.5 million. Net income for the six months ended June 30, 2015 was $1.6 million, or $0.02 per basic and diluted share, and cash flows from operating activities were $55.2 million. Based on our expectations for potash pricing for the remainder of the year, we anticipate that we will incur net losses in the third and fourth quarters of 2015.
Potash
The majority of our revenues and gross margin are derived from the production and sale of potash.
We sold 147,000 tons of potash in the second quarter of 2015 compared with 235,000 tons sold in the second quarter of 2014. For the first half of 2015, we sold 377,000 tons of potash compared to 478,000 tons in the first half of 2014. As our customers ended the spring application season with more inventory than they had anticipated due to a shorter application season, they have been slower to purchase product under summer potash marketing programs in advance of the fall application season. We continue to believe that farmers, and ultimately our customers, will become engaged in purchasing activity as the fall application season approaches. As shown below, our potash sales mix was also impacted by the decrease in sales volumes to the industrial market as noted above.
The table below shows our potash sales mix for the three and six months ended June 30, 2015, and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Agricultural	74%	74%	78%	75%
Industrial	18%	20%	16%	20%
Feed	8%	6%	6%	5%

Our production volume of potash in the second quarter of 2015 decreased to 152,000 tons, compared with 190,000 tons produced in the second quarter of 2014. The production decrease was primarily attributable to variability in the timing of our solar harvesting activities, as well as a 13,000 ton decrease in production from our conventional facilities. Our solar solution production can vary based on the time it takes to harvest the ore in the evaporation ponds. In 2014, we continued to harvest our HB solar evaporation ponds later into the second quarter than we did in 2015 as commissioning of the HB plant progressed in 2014. In 2015, with commissioning complete, the improved operating capability of the HB plant resulted in more tons of ore harvested in a shorter period of time. Our conventional facilities experienced decreased production levels, particularly at East, as we experienced reduced recoveries due to variability in operating factors, including grade and uptime, at those facilities. As a result of the timing of our production from our solar facilities, our conventional production represented a larger portion of our production in the second quarter of 2015 as compared to the same period in 2014. This resulted in cash operating costs per ton increasing to $224 in the second quarter of 2015, compared with $188 in the second quarter of 2014. We expect our HB mine and Moab facility to begin harvesting again during the third quarter, both in accordance with normal evaporation seasons. We expect our Wendover facility to shut down for approximately six weeks during the third quarter of 2015, and begin harvesting late in the third quarter of 2015.
Trio®
Our Trio® production was flat in the first half of 2015 compared to the same period in 2014, and we continue to focus on increased efficiency with the conversion from standard- to premium-sized Trio®. The conversion of standard-sized product into premium-sized Trio® is through a pelletization process. Pricing for Trio® has risen steadily over the last year. We continue to focus our efforts on the granular- and premium- domestic markets. Our sales of Trio® decreased to 37,000 tons in the second quarter of 2015 as compared with 62,000 tons in the second quarter of 2014, based solely in the timing of those sales. For both the first half of 2015 and 2014, we sold 98,000 tons of Trio®.
In the second quarter of 2015, as compared with 2014, our average Trio® gross margin increased by $30 per ton as our average net realized sales price for Trio® increased $33 per ton, and our cash operating costs for Trio® decreased $7 per ton.
Our export sales of Trio® tend to have more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
2015
For the three months ended June 30, 2015	91%	9%
For the six months ended June 30, 2015	93%	7%

2014
For the three months ended June 30, 2014	95%	5%
For the six months ended June 30, 2014	94%	6%

Average Net Realized Sales Price
Our average net realized sales price for potash increased by $29 per ton in the second quarter of 2015, to $358 per ton, compared to the second quarter of 2014, largely as a result of price increases predicated on good demand during the second half of 2014. Domestically, the potash market is influenced by global supply and demand, and is impacted by imports from our competitors as discussed above. As imports into the domestic market have increased in 2015 as compared to 2014, we expect potash pricing to be pressured in the second half of 2015.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2014 and into 2015.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
June 30, 2015	$358	$383
March 31, 2015	$362	$367
December 31, 2014	$348	$354
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340

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

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional mining as compared to solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than our cost of goods sold per ton for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is currently processed through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that is mined at any particular time is subject to fluctuations due to the nature of the mineral deposits and influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2015, our average royalty rate was 4.0% and 3.8%, respectively. For the three and six months ended June 30, 2014, our average royalty rate was 4.0% and 3.8%, respectively.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and six months ended June 30, 2015 was 6.6% and 63.1%, respectively. Our effective tax rate for the three and six months ended June 30, 2014 was 22.8% and (27.9)%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion and research and development credits. During the three and six months ended June 30, 2015, our effective tax rate was impacted primarily as a result of the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2015, we recognized income tax benefit of $0.4 million and an income tax expense of $2.7 million, respectively. Total tax expense for the six months ended June 30, 2015, was comprised of $34,000 of current income tax benefit and $2.8 million of deferred income tax expense.
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

Results of Operations for the Three Months Ended June 30, 2015, and 2014
Net Sales
Net sales of potash decreased to $52.6 million for the three months ended June 30, 2015, from $77.3 million for the three months ended June 30, 2014. This decrease in net sales of potash was primarily the result of a 37% decrease in sales volume, as noted above, partially offset by an increase of $29 per ton in the average net realized sales price.
Net sales of Trio® decreased to $14.1 million for the three months ended June 30, 2015, from $21.9 million for the three months ended June 30, 2014, due to a 40% decrease in the volume of sales partially offset by a 9% increase in the average net realized sales price. Demand for granular-sized and premium-sized Trio® continues to exceed supply. Although sales volumes for Trio® decreased in the second quarter of 2015 as compared to the same period in 2014, sales volumes for the first six months of 2015 were flat as compared to the same period a year ago reflecting variability in the timing, but not volume, of sales from the first half of 2014 compared to the same period in 2015.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended June 30,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$55.4	$79.4	$(24.0)	(30)%
Cost per ton of potash sold(1)	$312	$267	$45	17%
Cost per ton of Trio® sold(2)	$259	$266	$(7)	(3)%

(1)	Depreciation and depletion expense for potash was $11.2 million and $15.6 million in the second quarter of 2015 and 2014, respectively, which equates to $76 and $67 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $2.0 million and $3.6 million in the second quarter of 2015 and 2014, respectively, which equates to $55 and $57 on a per-ton basis.
Total per ton cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher cash operating costs and lower production for the second quarter of 2015 from our conventional facilities. We recorded lower-of-cost-or-market inventory adjustments during the second quarter of 2015 of $5.3 million, primarily the result of lower production from the conventional facilities as described above, resulting in our production costs being allocated over fewer tons, and estimated pricing based on summer marketing programs.
Total per ton cost of goods sold of Trio® decreased as a result of our focus on increasing our efficiency in producing more premium-sized Trio®. As a result of the progress we have made in the pelletization process, although langbeinite production was flat, our production costs were reduced, which resulted in lower per-ton costs.
Our total cost of goods sold decreased primarily due to less tons of potash and Trio® sold in the second quarter of 2015. Our potash production costs increased due to higher labor, maintenance and supplies costs; partially offset by decreased natural gas and electricity costs.
Lower-of-Cost-or-Market Adjustment
During the three months ended June 30, 2015 and 2014, we recorded charges of approximately $5.3 million and $1.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The $5.3 million of lower-of-cost-or-market adjustment recorded during the three months ended June 30, 2015, related to our potash inventories from our conventional facilities, and resulted from our higher production costs per ton during the second quarter of 2015 and estimated pricing based on summer marketing programs. The $1.1 million of lower-of-cost-or-market adjustment recorded during the three months ended June 30, 2014, related to the start-up activities of our HB mine.

Selling and Administrative Expense
Selling and administrative expenses increased $1.4 million, or 19%, to $8.4 million for the three months ended June 30, 2015, from $7.1 million for the three months ended June 30, 2014. As part of our on-going efforts to reduce our cost structure, we exercised our option to terminate our corporate office lease in accordance with its terms, resulting in a $1.2 million charge in the second quarter of 2015. We expect the termination penalty related to our office lease will be payable in the first quarter of 2016. In additional, our outside legal and professional fees have increased as compared to the prior period, related primarily to one on-going issue.
Other Operating Income
In late 2014, we initiated legal action to protest property tax valuations in New Mexico. In the second quarter of 2015, we reached an agreement with the State of New Mexico which resulted in a net $2.0 million reduction in previously paid property taxes. Accordingly, as the inventory associated with production during 2014 has since been sold, we recorded the settlement in "Other operating income" during the second quarter of 2015.

Results of Operations for the Six Months Ended June 30, 2015, and 2014
Net Sales
Net sales of potash decreased from $154.1 million for the six months ended June 30, 2014, to $136.1 million for the six months ended June 30, 2015. This decrease in net sales of potash was primarily the result of a 21% decrease in sales volume partially offset by an increase in the average net realized sales price of potash of $38 per ton, or 12%. Our 2015 sales volume decreased over those realized in the same period in 2014 due to the factors discussed above.
Net sales of Trio® increased from $34.0 million for the six months ended June 30, 2014, to $36.7 million for the six months ended June 30, 2015, due to a 7% increase in the average net realized sales price. Domestic demand for granular-sized and premium-sized Trio® continues to be favorable; however, demand for standard-sized Trio® into the export market has been less predictable.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Six Months Ended June 30,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$138.7	$158.0	$(19.3)	(12)%
Cost per ton of potash sold(1)	$301	$273	$28	10%
Cost per ton of Trio® sold(2)	$259	$279	$(20)	(7)%

(1)	Depreciation and depletion expense for potash was $29.3 million and $31.2 million in the first six months of 2015 and 2014, respectively, which equates to $78 and $65 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $5.6 million and $6.0 million in the first six months of 2015 and 2014, respectively, which equates to $57 and $61 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased as we experienced lower sales volumes in 2015 compared to 2014. Further, our cash operating costs per ton for the first six months of 2015 were higher than in 2014, largely due to lower production at our conventional facilities and the solar solution facility located in Wendover. We recorded lower-of-cost-or-market inventory adjustments during the first six months of 2015 of $5.6 million, which was entirely related to product produced from our conventional facilities and estimated pricing based on summer marketing programs. We recorded lower-of-cost-or-market inventory adjustments during the first six months of 2014 of $4.7 million, of which $4.0 million related to the start-up activities of our HB mine.
Total cost of goods sold of Trio® decreased in the first half of 2015 compared to 2014 due mainly to the increased efficiencies related to our efforts to convert standard-sized Trio® into premium-sized Trio®, as described previously.
In total, our cost of goods sold decreased $19.3 million primarily due to less tons of potash sold in the first six months of 2015.

On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion decreased $2.3 million, or 6%, during the first six months of 2015 as a result of decrease in the number of tons of potash sold. We expect depreciation expense to continue to increase in the fourth quarter of 2015 on an actual dollar basis as our major capital projects have been completed. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and by evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Selling and Administrative Expense
Selling and administrative expenses increased $2.1 million, or 15%, to $15.9 million for the six months ended June 30, 2015 from $13.8 million for the six months ended June 30, 2014. As noted above, the increase was primarily driven by a $1.2 million charge related to exercising an option in May 2015 to terminate our office lease early in accordance with its terms, as well as increased outside legal and professional fees related primarily to one on-going issue. We expect the termination penalty related to our office lease will be payable in the first quarter of 2016.
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

In late 2014, we initiated legal action to protest property tax valuations in New Mexico. In the second quarter 2015, we reached an agreement with the State of New Mexico which resulted in a net $2.0 million reduction in previously paid property taxes. Accordingly, as the inventory associated with production during 2014 has since been sold, we recorded the settlement in "Other operating income" during the second quarter of 2015.

Capital Investments
We are taking actions to expand our potash production through the optimization of our current facilities and through expanding our solar solution production. We are continuing our actions to increase our Trio® production by developing our significant langbeinite reserves, optimizing our recovery techniques and maximizing the amount of premium-sized product we manufacture.
We expect our level of capital investment to be approximately $45 million to $55 million for 2015, the majority of which we expect to be sustaining capital. Our 2015 operating plans and capital programs are being funded out of operating cash flows and existing cash and investments. As described below, we may also use our revolving credit facility or new debt issuances, to fund capital investments.
During the first half of 2015, we paid cash of $19.0 million for capital projects.
Liquidity and Capital Resources
As of June 30, 2015, we had cash, cash equivalents, and investments of $124.4 million. We also have an unsecured revolving credit facility that provides credit of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of June 30, 2015, $212 million of this facility was available to us and we had no borrowings outstanding under this facility.
The $124.4 million of cash, cash equivalents and investments at June 30, 2015, was made up of the following:

•	$14.2 million in cash;

•	$26.1 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$63.2 million and $20.9 million invested in short and long-term investments, respectively.
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
The following summarizes our cash flow activity for the six months ended June 30, 2015, and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$55,194	$55,849
Cash flows used in investing activities	$(81,468)	$(24,563)
Cash flows used in financing activities	$(1,030)	$(611)

Operating Activities
Total cash provided by operating activities through June 30, 2015, was $55.2 million, a decrease of $0.7 million compared with the first six months of 2014. Our potash sales volumes approximated our production volumes in the first half of 2015, whereas our Trio® sales volumes exceeded our production volumes.
Investing Activities
Total cash used in investing activities increased by $56.9 million in the first six months of 2015 compared with the same six month period in 2014 as a result of increased investment purchases, partially offset by lower capital investment activity and decreased proceeds from the sale of investments.
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
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA for the prior four fiscal quarters to fixed charges. Both ratios may operate to limit the total amount available to us under the facility. If adjusted EBITDA remains at or below current levels with no change to indebtedness, our leverage ratio would remain at a level where less than $250 million would be available to us. As of June 30, 2015, $212 million of the facility was available to us. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited at or below the June 30, 2015 level for the rest of 2015 and into 2016. We believe that amounts available to us are, and will continue to be, adequate to fund our operations and our capital investment projects.
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
The facility is unsecured and is guaranteed by our material subsidiaries. We are currently in compliance with the covenants under the facility. The facility has a maturity date of August 2018. As of June 30, 2015 there were no amounts outstanding under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

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

We believe these non-GAAP financial measures provide useful information to investors for analysis of our business. We also refer to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. In addition, we use some of these non-GAAP financial measures under our performance-based employee compensation programs. We believe these non-GAAP financial measures are widely used by professional research analysts and others in the valuation, comparison and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.

Below is additional information about our non-GAAP financial measures, including reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures, for the three and six months ended June 30, 2015, and 2014.

Net Sales and Average Net Realized Sales Price per Ton

Net sales and average net realized sales price per ton are non-GAAP financial measures. Net sales are calculated as sales less freight costs. Average net realized sales price per ton is calculated as net sales, divided by the number of tons sold in the period. We consider net sales and average net realized sales price per ton to be useful because they remove the effect of transportation and delivery costs on sales and pricing. When we arrange transportation and delivery for a customer, we include in revenue and in freight costs the costs associated with transportation and delivery. However, many of our customers arrange for and pay their own transportation and delivery costs, in which case these costs are not included in our revenue and freight costs. We use net sales and average net realized sales price per ton as key performance indicators to analyze sales and price trends. We also use net sales as one of the measures under our performance-based compensation programs for employees.

	Three Months Ended June 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$57,093	$16,558	$73,651	$84,804	$26,145	$110,949
Freight costs	4,478	2,420	6,898	7,496	4,264	11,760
Net sales	$52,615	$14,138	$66,753	$77,308	$21,881	$99,189

Divided by:
Tons sold (in thousands)	147	37		235	62
Average net realized sales price per ton	$358	$383		$329	$350

	Six Months Ended June 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$147,822	$42,850	$190,672	$169,301	$40,523	$209,824
Freight costs	11,684	6,126	17,810	15,156	6,535	21,691
Net sales	$136,138	$36,724	$172,862	$154,145	$33,988	$188,133

Divided by:
Tons sold (in thousands)	377	98		478	98
Average net realized sales price per ton	$361	$373		$323	$347

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

	Three Months Ended June 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$45,868	$9,567	$55,435	$62,761	$16,622	$79,383
Divided by sales volume (in thousands of tons)	147	37		235	62
Cost of goods sold per ton	$312	$259		$267	$266
Less per-ton adjustments
Depreciation and depletion	$76	$55		$67	$57
Royalties	12	19		12	17
Cash operating costs per ton	$224	$185		$188	$192

	Six Months Ended June 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$113,322	$25,395	$138,717	$130,621	$27,336	$157,957
Divided by sales volume (in thousands of tons)	377	98		478	98
Cost of goods sold per ton	$301	$259		$273	$279
Less per-ton adjustments
Depreciation and depletion	$78	$57		$65	$61
Royalties	14	19		11	17
Cash operating costs per ton	$209	$183		$197	$201
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Potash
Average potash net realized sales price	$358	$329	$361	$323
Less total potash cost of goods sold	312	267	301	273
Less potash warehousing and handling costs	19	11	15	10
Average potash gross margin per ton	$27	$51	$45	$40

	Three Months Ended June 30,		Six Months Ended June 30,
	2,015	2,014	2015	2014
Trio®
Average Trio® net realized sales price*	$383	$350	$373	$347
Less total Trio® cost of goods sold	259	266	259	279
Less Trio® warehousing and handling costs	18	8	14	8
Average Trio® gross margin per ton	$106	$76	$100	$60

* The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2014, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INTREPID POTASH, INC. (Registrant)

Dated: July 27, 2015	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: July 27, 2015	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Intrepid Potash, Inc. (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K (File No. 001-34025) filed on June 25, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.