Form 10-Q
period 2015-09-30
Intrepid Potash, Inc.
filed 2015-10-27
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2015, the registrant had 76,164,225 shares of common stock, par value $0.001, outstanding (including 461,525 restricted shares of common stock).

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amount)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$24,322	$67,589
Short-term investments	56,590	10,434
Accounts receivable:
Trade, net	21,357	28,561
Other receivables, net	3,214	3,600
Refundable income taxes	199	114
Inventory, net	106,578	84,094
Prepaid expenses and other current assets	5,940	4,739
Current deferred tax asset, net	2,025	3,356
Total current assets	220,225	202,487

Property, plant, equipment, and mineral properties, net	758,059	785,250
Long-term parts inventory, net	18,204	16,366
Long-term investments	13,028	11,856
Other assets, net	4,015	4,035
Non-current deferred tax asset, net	153,198	146,725
Total Assets	$1,166,729	$1,166,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$19,526	$19,953
Related parties	86	55
Accrued liabilities	15,962	12,483
Accrued employee compensation and benefits	10,373	12,069
Other current liabilities	4,558	2,075
Total current liabilities	50,505	46,635

Long-term debt	150,000	150,000
Asset retirement obligation	21,639	20,389
Other non-current liabilities	1,086	2,410
Total Liabilities	223,230	219,434
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,702,700 and
75,536,741 shares outstanding at September 30, 2015, and December 31, 2014, respectively	76	76
Additional paid-in capital	578,928	576,186
Accumulated other comprehensive loss	(38)	(28)
Retained earnings	364,533	371,051
Total Stockholders' Equity	943,499	947,285
Total Liabilities and Stockholders' Equity	$1,166,729	$1,166,719
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$53,692	$102,280	$244,364	$312,104
Less:
Freight costs	5,348	10,925	23,158	32,616
Warehousing and handling costs	3,199	3,270	10,383	9,070
Cost of goods sold	42,151	77,794	180,868	235,750
Lower-of-cost-or-market inventory adjustments	4,427	3,403	10,063	8,110
Costs associated with abnormal production and other	6,910	—	6,910	—
Gross (Deficit) Margin	(8,343)	6,888	12,982	26,558

Selling and administrative	5,943	6,466	21,835	20,276
Accretion of asset retirement obligation	424	405	1,272	1,217
Restructuring expense	—	—	—	1,827
Other operating income	(23)	2	(2,269)	(3,249)
Operating (Loss) Income	(14,687)	15	(7,856)	6,487

Other Income (Expense)
Interest expense, net	(1,574)	(1,632)	(4,820)	(4,569)
Interest income	232	35	587	110
Other income	67	343	440	803
(Loss) Income Before Income Taxes	(15,962)	(1,239)	(11,649)	2,831

Income Tax Benefit	7,852	3	5,131	1,139
Net (Loss) Income	$(8,110)	$(1,236)	$(6,518)	$3,970

Weighted Average Shares Outstanding:
Basic	75,701,490	75,528,235	75,658,297	75,496,365
Diluted	75,701,490	75,528,235	75,658,297	75,611,070
(Loss) Earnings Per Share:
Basic	$(0.11)	$(0.02)	$(0.09)	$0.05
Diluted	$(0.11)	$(0.02)	$(0.09)	$0.05
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (Loss) Income	$(8,110)	$(1,236)	$(6,518)	$3,970
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on investments available for sale, net of tax	15	—	(10)	12
Other Comprehensive (Loss) Income	15	—	(10)	12
Comprehensive (Loss) Income	$(8,095)	$(1,236)	$(6,528)	$3,982

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	75,536,741	$76	$576,186	$(28)	$371,051	$947,285
Unrealized loss on investments available for sale, net of tax	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(6,518)	(6,518)
Stock-based compensation	—	—	3,780	—	—	3,780
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	165,959	—	(1,038)	—	—	(1,038)
Balance, September 30, 2015	75,702,700	$76	$578,928	$(38)	$364,533	$943,499

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(6,518)	$3,970
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,136)	(31)
Depreciation, depletion, and accretion	61,028	59,630
Stock-based compensation	3,780	3,220
Lower-of-cost-or-market inventory adjustments	10,063	8,110
Other	1,593	172
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,203	(11,722)
Other receivables, net	385	1,794
Refundable income taxes	(84)	15,196
Inventory, net	(34,385)	15,446
Prepaid expenses and other assets	(1,117)	(3)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	5,642	9,995
Other liabilities	1,138	(942)
Net cash provided by operating activities	43,592	104,835

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(36,982)	(55,325)
Purchases of investments	(78,571)	(7)
Proceeds from sale of investments	30,088	21,547
Net cash used in investing activities	(85,465)	(33,785)

Cash Flows from Financing Activities:
Debt issuance costs	(356)	—
Employee tax withholding paid for restricted stock upon vesting	(1,038)	(611)
Net cash used in financing activities	(1,394)	(611)

Net Change in Cash and Cash Equivalents	(43,267)	70,439
Cash and Cash Equivalents, beginning of period	67,589	394
Cash and Cash Equivalents, end of period	$24,322	$70,833

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest, net of $0.0 million, and $0.4 million of capitalized interest	$3,281	$2,946
Income taxes	$25	$(16,304)
Accrued purchases for property, plant, equipment, and mineral properties	$710	$4,129

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
We evaluate our production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs, under generally accepted accounting principles. The assessment of normal production levels is highly judgmental and is unique to each quarter. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal.
Property, Plant, Equipment, Mineral Properties and Development Costs—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The estimated useful lives of property, plant, and equipment are evaluated periodically as changes in estimates occur. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and capitalized on assets that are being constructed, drilled, or built or that are otherwise classified as construction in progress.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive effect of non-vested restricted common stock	467,388	535,668	471,239	—

Anti-dilutive effect of stock options outstanding	288,673	329,116	309,602	333,129

Anti-dilutive effect of performance units	194,375	18,372	158,367	—
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(8,110)	$(1,236)	$(6,518)	$3,970

Basic weighted average common shares outstanding	75,701	75,528	75,658	75,496
Add: Dilutive effect of non-vested restricted common stock	—	—	—	102
Add: Dilutive effect of performance units	—	—	—	13
Diluted weighted average common shares outstanding	75,701	75,528	75,658	75,611

(Loss) Earnings per share:
Basic	$(0.11)	$(0.02)	$(0.09)	$0.05
Diluted	$(0.11)	$(0.02)	$(0.09)	$0.05

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cash	$19,924	$16,506
Commercial paper and money market accounts	4,398	51,083
Total cash and cash equivalents	$24,322	$67,589

Corporate bonds	$55,585	$9,432
Certificates of deposit and time deposits	1,005	1,002
Total short-term investments	$56,590	$10,434

Corporate bonds	$13,028	$11,856
Total long-term investments	$13,028	$11,856

Total cash, cash equivalents, and investments	$93,940	$89,879

The following tables summarize the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$68,676	$5	$(68)	$68,613
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale securities	$69,681	$5	$(68)	$69,618

	December 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$21,335	$1	$(48)	$21,288
Certificates of deposit and time deposits	1,002	—	—	1,002
Total available-for-sale securities	$22,337	$1	$(48)	$22,290

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of September 30, 2015, and December 31, 2014, respectively (in thousands):

	September 30, 2015	December 31, 2014
Finished goods product inventory	$60,582	$44,137
In-process mineral inventory	24,231	19,584
Total product inventory	84,813	63,721
Current parts inventory, net	21,765	20,373
Total current inventory, net	106,578	84,094
Long-term parts inventory, net	18,204	16,366
Total inventory, net	$124,782	$100,460
Parts inventories are shown net of any required allowances.
During the nine months ended September 30, 2015, and 2014, we recorded charges of approximately $10.1 million and $8.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
During the third quarter of 2015, we received an order issued by MSHA relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, since production resumed in mid-September, we continue to perform incremental maintenance on the ore hoisting shaft, during which time production at the West mine is temporarily suspended. We expect this incremental maintenance to continue into the fourth quarter of 2015. Also during the third quarter of 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate langbeinite-only testing runs.
As a result of the temporary suspensions of production, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the third quarter of 2015 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Buildings and plant	$271,354	$268,032
Machinery and equipment	544,491	529,358
Vehicles	13,677	13,799
Office equipment and improvements	19,857	19,260
Ponds and land improvements	74,759	73,933
Total depreciable assets	924,138	904,382
Accumulated depreciation	(325,690)	(271,294)
Total depreciable assets, net	$598,448	$633,088

Mineral properties and development costs	$166,735	$163,197
Accumulated depletion	(21,020)	(17,544)
Total depletable assets, net	$145,715	$145,653

Land	909	909
Construction in progress	$12,987	$5,600
Total property, plant, equipment, and mineral properties, net	$758,059	$785,250

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation	$18,893	$18,868	$56,257	$55,764
Depletion	1,038	834	3,499	2,649
Accretion	424	405	1,272	1,217
Total incurred	$20,355	$20,107	$61,028	$59,630

Note 7	— DEBT
Unsecured Credit Facility— We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to us may be limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3. As of September 30, 2015, $187 million of the facility was available to us.
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA (less $40 million for maintenance capital expenditures and cash paid for income taxes, as defined in the credit facility) for the prior four fiscal quarters to fixed charges. These ratios and other restricted covenants under the facility could limit our ability to engage in activities that we believe are in our long-term best interests or limit our ability to access the full amount of the facility. For example, if adjusted EBITDA remains at or below current levels with no change to indebtedness, these ratios would remain at a level where less than $250 million is available to us. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited at or below the September 30, 2015, level (including to zero) for the foreseeable future. If current market conditions continue and with our expected EBITDA levels, we anticipate that we will not be able to maintain compliance with our fixed charge coverage ratio through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which will likely include requesting covenant amendments, waivers or forbearances and possible reduction of our debt levels (including the payment of prepayment penalties). Our failure to comply with these ratios and covenants under the facility would result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness. In addition, the amount available under the facility would be reduced to zero.
The facility was amended in August 2015 to extend the maturity date by two years to August 2020. The facility is unsecured and is guaranteed by our material subsidiaries. We are currently in compliance with the covenants under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of September 30, 2015, there were no amounts outstanding under the facility.

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
The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. As described above, these ratios and other restricted covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests. In addition, if current market conditions continue and with our expected EBITDA levels, we anticipate that we will not be able to maintain compliance with our fixed charge coverage ratio through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which will likely include requesting covenant amendments, waivers or forbearances and possible reduction of our debt levels (including the payment of prepayment penalties). Our failure to comply with these ratios and covenants under the Notes would result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness.
The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
We were in compliance with the covenants under the Notes as of September 30, 2015.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $5.0 million for both the nine months ended September 30, 2015, and 2014. We capitalized $0.2 million and $0.4 million interest during the nine months ended September 30, 2015, and 2014, respectively.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset retirement obligation, at beginning of period	$22,869	$21,737	$22,037	$21,047
Liabilities settled	(70)	(3)	(86)	(125)
Liabilities incurred	—	—	—	—
Changes in estimated obligations	—	—	—	—
Accretion of discount	424	405	1,272	1,217
Total asset retirement obligation, at end of period	$23,223	$22,139	$23,223	$22,139

The current portion of the asset retirement obligation of $1.6 million is included in "Other" current liabilities on the condensed consolidated balance sheets as of September 30, 2015, and December 31, 2014. The undiscounted amount of asset retirement obligation is $57.6 million as of September 30, 2015.

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
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of September 30, 2015, the following awards were outstanding under the plan: 462,834 shares of non-vested restricted shares of common stock; non-vested performance units representing 383,447 shares of common stock; and options to purchase 249,830 shares of common stock. As of September 30, 2015, approximately 3.0 million shares of common stock remained available for issuance under the Plan.
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
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.8 million and $0.7 million for the three months ended September 30, 2015, and 2014, respectively. Total compensation expense related to the non-vested restricted shares of common stock awards was $2.5 million and $2.6 million for the nine months ended September 30, 2015, and 2014, respectively. These amounts are net of estimated forfeiture adjustments. As of September 30, 2015, there was $4.9 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.

A summary of activity relating to our non-vested restricted shares of common stock for the nine months ended September 30, 2015, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	464,769	$16.49
Granted	237,256	$14.28
Vested	(201,261)	$17.76
Forfeited	(37,930)	$15.13
Non-vested restricted shares of common stock, end of period	462,834	$14.91
Performance Units—In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of their annual compensation package. The performance units vest in February 2018, and payout, if any, is based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. A total of 378,150 shares of common stock are available for future payout under these performance units, subject to continued employment through the vesting date.
In 2013 and 2012, the Compensation Committee granted performance units under the Plan to certain members of our executive management team as part of the annual equity award program. The performance units vest ratably over three years, and payout, if any, is based on operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions of the 2013 and 2012 grants have passed, and a total of 5,297 shares of common stock are available for future payout under these performance units, subject to continued employment of the individual grantees through the vesting dates.
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
A summary of our stock option activity for the nine months ended September 30, 2015, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value
Outstanding non-qualified stock
options, end of period	249,830	$25.84	$—	3.7	$12.76

Vested or expected to vest, end
of period	249,830	$25.84	$—	3.7	$12.76

Exercisable non-qualified
stock options, end of period	249,830	$25.84	$—	3.7	$12.76

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 10	— INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current portion of income tax (benefit) expense	$39	$—	$5	$(1,108)
Deferred portion of income tax benefit	(7,891)	(3)	(5,136)	(31)
Total income tax benefit	$(7,852)	$(3)	$(5,131)	$(1,139)
Effective tax rate	49.2%	0.3%	44.0%	(40.3)%
During the three and nine months ended September 30, 2015, our effective tax rate differed from the statutory rate primarily as a result of the benefit from estimated depletion deductions that exceed the tax basis in the mineral reserves. The size of the estimated depletion deductions relative to pre-tax income (loss) levels had, and is expected to have, a pronounced impact on our effective tax rate in 2015. During the nine months ended September 30, 2014, in addition to the items noted above, we also benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, as those carry forwards became realizable based on legislation passed by the State of New Mexico in the first quarter of 2014.

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
Reclamation Deposits and Surety Bonds—As of September 30, 2015, we had $18.7 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of September 30, 2015, $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the condensed consolidated balance sheets, and $18.3 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
In the third quarter of 2013, the New Mexico Taxation and Revenue Department denied our application to receive the New Mexico High Wage Jobs Credit for certain prior years' filings. Considering the uncertainty associated with collection of these credits, we recorded an additional allowance of approximately $2.8 million in the third quarter of 2013, for credits relating to the denied periods in order to reflect the denial of the claimed credits. In March 2014, as a result of our continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, we recorded the reversal of the allowance as "Other operating income" in the condensed consolidated statement of operations for the nine months ended September 30, 2014. As of September 30, 2015, we have a receivable of $0.1 million, net of an allowance of $0.5 million, associated with the New Mexico High Wage Jobs Credits, and we intend to continue to vigorously pursue recovery of all unpaid credits.
Legal—We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. In May 2015, we exercised our option to terminate our existing corporate office lease effective May 1, 2016. Under the provisions of our existing lease, we incurred a termination penalty of $1.2 million which we expect will be payable in the first quarter of 2016. The termination penalty charge was included in selling and administrative expense in the second quarter of 2015.
Rental and lease expenses follow for the indicated periods, excluding the lease termination penalty (in thousands):

2015
For the three months ended September 30, 2015	$2,081
For the nine months ended September 30, 2015	$5,802

2014
For the three months ended September 30, 2014	$1,776
For the nine months ended September 30, 2014	$4,986

Note 12	— FAIR VALUE MEASUREMENTS
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

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2015, and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$68,613	$—	$68,613	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$21,288	$—	$21,288	$—

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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of September 30, 2015, and December 31, 2014, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$145,000	$150,000	$138,000
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

Note 13 — RESTRUCTURING CHARGE
In January 2014, in response to declining potash prices and completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 7% of the workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. In early 2014, we also temporarily decreased executive and senior management compensation; we reinstated most executive and senior management salaries in mid-2014 and reinstated other compensation elements in 2015. For the nine months ended September 30, 2014, we recognized a restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.

Note 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition“, and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this standard we will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. This guidance is effective for us beginning January 1, 2016, but early adoption is allowed. We have not determined the period in which we will adopt the new guidance. Retrospective adoption is required. Upon adoption, our deferred financing costs will be reclassified from “Prepaid expenses and other current assets” and “Other assets, net" to “Long-term debt.”
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

•
circumstances that disrupt or limit our production, including operational difficulties or operational variances due to geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems

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
• Potash demand. We sold 120,000 tons of potash in the third quarter of 2015, a decrease of 107,000 tons compared to the third quarter of 2014. The decrease in sales volumes resulted primarily from soft demand during the summer fill season. In 2014, the summer fill marketing programs stimulated sales in the third quarter. In 2015, the summer fill marketing programs did not have a positive impact on third quarter sales volumes as a result of market uncertainty surrounding declining potash prices and customers ending the spring application season with higher than normal inventory in storage. Although the fall harvest is currently underway, demand has been slow to develop for the fall season. We also continue to see lower sales volumes in 2015 into the industrial market as compared to 2014 due to the decrease in oil and gas drilling in the U.S.
Our ability to supply tons to our customers on a timely basis continues to be a fundamental element of our sales strategy. We utilize our geographic location advantage, as well as our strong distribution system, to effectively position product closer to our customers.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season.
• Potash prices. Our average net realized sales price for potash decreased to $319 per ton in the third quarter of 2015 compared to $336 per ton in the third quarter of 2014. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. We are also experiencing price pressure due to global producers importing tonnage into the North American potash market, in some cases by global producers seeking to take advantage of the strong U.S. dollar. The interaction of global potash supply and demand, ocean, land and barge freight rates, and currency fluctuations also influence pricing. We expect potash prices will continue to be pressured throughout the remainder of 2015 and into 2016 as global and U.S. potash supply continues to exceed demand and as commodity prices continue to be pressured.
• Trio® prices and demand. Sales volumes for Trio® decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Trio demand was also negatively impacted by the overall softness in the fertilizer market.

    Our average net realized sales price for Trio® was $379 per ton in the third quarter of 2015, an increase from $351 per ton in the third quarter 2014, but a decrease from $383 in the second quarter of 2015. The benefits of a low-chloride specialty product and the recognition of the value of magnesium and sulfate contribute to our success with Trio®. We expect to see continued downward pressure in the fourth quarter of 2015 due to an announced price decrease in the North American low-chloride potassium market. We continue to focus our efforts on the granular- and premium- domestic markets.
• Strategic projects to increase production. We are taking actions to expand our potash production through the optimization of our current facilities and through expanding our solar solution production. We are also taking actions to increase our langbeinite production. In this regard, we are focused on optimizing our langbeinite recovery techniques and maximizing the amount of premium-sized Trio® product we produce. Further, we continue to perform testing at our East facility relating to developing our plans to convert our East facility to langbeinite-only production, which we expect to occur in the second half of 2016. As we execute on our strategic projects, we continue to evaluate the underlying assumptions, including remaining asset lives, on the recoverability of our assets and these evaluations could result in accelerated depreciation or asset impairment charges in the future.
• Costs associated with abnormal production. We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production, as described under generally accepted accounting principles. The assessment of normal production levels is judgmental and unique to each quarter.
During the third quarter of 2015, we received an order issued by the Mine Safety and Health Administration (“MSHA”) relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September, we continue to perform incremental maintenance on the ore hoisting shaft, during which time production at the West mine is temporarily suspended.
Also during the third quarter of 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate tests relating to developing our plans to convert our East facility to langbeinite-only production.
    As a result of the temporary suspensions of production, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed in the third quarter 2015 as period production costs. We compare actual production levels relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment. We expect incremental shaft maintenance at West to continue into the fourth quarter of 2015. Further, we continue to perform testing at our East facility relating to developing our plans to convert our East facility to langbeinite-only production, which we expect to occur in the second half of 2016.
• Weather impact. Our solar facilities have experienced a below average evaporation season thus far in 2015. As a result, fewer potash crystals have formed in our evaporation ponds for harvesting during the harvest season that has recently begun. Therefore, we expect lower production from these facilities in 2016 as compared to 2015.
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

			Change
	Three Months Ended September 30,		Between
	2015	2014	Periods	% Change
Production volume (in thousands of tons):
Potash	160	194	(34)	(18)%
Langbeinite	37	34	3	9%
Sales volume (in thousands of tons):
Potash	120	227	(107)	(47)%
Trio®	26	43	(17)	(40)%

Gross sales (in thousands):
Potash	$41,997	$84,142	$(42,145)	(50)%
Trio®	11,695	18,138	(6,443)	(36)%
Total	53,692	102,280	(48,588)	(48)%
Freight costs (in thousands):
Potash	3,575	7,846	(4,271)	(54)%
Trio®	1,773	3,079	(1,306)	(42)%
Total	5,348	10,925	(5,577)	(51)%
Net sales (in thousands)(1):
Potash	38,422	76,296	(37,874)	(50)%
Trio®	9,922	15,059	(5,137)	(34)%
Total	$48,344	$91,355	$(43,011)	(47)%

Potash statistics (per ton):
Average net realized sales price(1)	$319	$336	$(17)	(5)%
Cash operating costs(1)(2)	198	204	(6)	(3)%
Depreciation and depletion	71	73	(2)	(3)%
Royalties	11	12	(1)	(8)%
Total potash cost of goods sold	$280	$289	$(9)	(3)%
Warehousing and handling costs	22	12	10	83%
Average potash gross margin(1)(3)	$17	$35	$(18)	(51)%

Trio® statistics (per ton):
Average net realized sales price(1)	$379	$351	$28	8%
Cash operating costs(1)	239	206	33	16%
Depreciation and depletion	63	59	4	7%
Royalties	19	18	1	6%
Total Trio® cost of goods sold	$321	$283	$38	13%
Warehousing and handling costs	21	12	9	75%
Average Trio® gross margin(1)(3)	$37	$56	$(19)	(34)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $16 and $7 for the three months ended September 30, 2015, and 2014, respectively. By-product credits were $1.9 million and $1.6 million for the three months ended September 30, 2015, and 2014, respectively.

(3)
Amounts presented exclude lower-of-cost-or-market inventory adjustments and costs associated with abnormal production. Lower-of-cost-or-market inventory adjustments were $37 per ton and $15 per ton of potash sold in the three month periods ended September 30, 2015 and 2014, respectively. Costs associated with abnormal production were $43 per ton and $0 per ton of potash produced in the three months ended September 30, 2015, and 2014, respectively.

			Change
	Nine Months Ended September 30,		Between
	2015	2014	Periods	% Change
Production volume (in thousands of tons):
Potash	550	605	(55)	(9)%
Langbeinite	116	109	7	6%
Sales volume (in thousands of tons):
Potash	498	705	(207)	(29)%
Trio®	125	141	(16)	(11)%

Gross sales (in thousands):
Potash	$189,819	$253,443	$(63,624)	(25)%
Trio®	54,545	58,661	(4,116)	(7)%
Total	244,364	312,104	(67,740)	(22)%
Freight costs (in thousands):
Potash	15,258	23,003	(7,745)	(34)%
Trio®	7,900	9,613	(1,713)	(18)%
Total	23,158	32,616	(9,458)	(29)%
Net sales (in thousands)(1):
Potash	174,561	230,440	(55,879)	(24)%
Trio®	46,645	49,048	(2,403)	(5)%
Total	$221,206	$279,488	$(58,282)	(21)%

Potash statistics (per ton):
Average net realized sales price(1)	$351	$327	$24	7%
Cash operating costs(1)(2)	206	199	7	4%
Depreciation and depletion	77	68	9	13%
Royalties	13	11	2	18%
Total potash cost of goods sold	$296	$278	$18	6%
Warehousing and handling costs	17	11	6	55%
Average potash gross margin(1)(3)	$38	$38	$—	—%

Trio® statistics (per ton):
Average net realized sales price(1)	$374	$348	$26	7%
Cash operating costs(1)	195	202	(7)	(3)%
Depreciation and depletion	57	60	(3)	(5)%
Royalties	19	17	2	12%
Total Trio® cost of goods sold	$271	$279	$(8)	(3)%
Warehousing and handling costs	16	10	6	60%
Average Trio® gross margin(1)(3)	$87	$59	$28	47%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $11 and $7 for the nine months ended September 30, 2015, and 2014, respectively. By-product credits were $5.7 million and $4.7 million for the nine months ended September 30, 2015, and 2014, respectively.

(3)
Amounts presented exclude lower-of-cost-or-market inventory adjustments and costs associated with abnormal production. Lower-of-cost-or-market inventory adjustments were $20 per ton and $12 per ton of potash sold during the nine months ended September 30, 2015, and 2014, respectively. Costs associated with abnormal production were $12 per ton and $0 per ton of potash produced during the nine months ended September 30, 2015, and 2014, respectively.

Results of Operations
Operating Highlights
Net loss for the third quarter of 2015 was $8.1 million, or $(0.11) per basic and diluted share, and cash flows used by operating activities were $11.6 million. Net loss for the nine months ended September 30, 2015 was $6.5 million, or $(0.09) per basic share, and cash flows from operating activities were $43.6 million. Based on our expectations for potash pricing for the remainder of the year, we anticipate that we will incur a net loss in the fourth quarter of 2015.
Potash
The majority of our revenues and gross margin are derived from the production and sale of potash.
We sold 120,000 tons of potash in the third quarter of 2015 compared with 227,000 tons sold in the third quarter of 2014. For the first nine months of 2015, we sold 498,000 tons of potash compared to 705,000 tons in the first nine months of 2014. Traditional summer fill programs did not stimulate potash purchases during the third quarter of 2015, as compared to the prior year. Further, potash pricing is pressured as inventory levels exceed normal levels. Although the fall harvest is currently underway, demand has been slow to develop for the fall application season. As shown below, the mix between agricultural, industrial and feed volumes has remained relatively constant during 2015.
The table below shows our potash sales mix for the three and nine months ended September 30, 2015, and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Agricultural	69%	78%	76%	76%
Industrial	22%	17%	17%	19%
Feed	9%	5%	7%	5%

Our production volume of potash in the third quarter of 2015 decreased to 160,000 tons, compared with 194,000 tons produced in the third quarter of 2014. The production decrease was primarily attributable to the temporary shutdowns at our West and East facilities noted above, offset by a slight increase in our solar facility production, primarily as the HB mine has ramped up production. The resulting decreases in relatively higher cost conventional production contributed to a decrease in our cash operating costs per ton to $198 in the third quarter of 2015, compared with $204 in the third quarter of 2014. Our warehousing and handling costs per ton of potash sold increased as our labor and fixed costs were allocated over fewer tons sold. During the nine month period ending September 30, 2015, our potash production decreased approximately 55,000 tons compared to the same period in the prior year.
Trio®
Our Trio® production increased 9% and 6% in the third quarter 2015 and the nine months ended September 30, 2015, respectively. We continue to focus on increasing our Trio production with the conversion from standard- to premium-sized Trio®. While pricing for Trio® in the third quarter of 2015 increased as compared to a year ago, it was slightly lower as compared to the second quarter of 2015. We expect to see continued downward pressure in the fourth quarter of 2015 due to an announced price decrease in the North American low-chloride potassium market. We continue to focus our efforts on the granular- and premium- domestic markets. Our sales of Trio® decreased to 26,000 tons in the third quarter of 2015 as compared with 43,000 tons in the third quarter of 2014, as our customers delayed purchases due to an uncertainty in commodities pricing. For the first nine months of 2015, we sold 125,000 tons of Trio® compared to 141,000 tons in the first nine months of 2014.
In the third quarter of 2015 as compared with 2014, our average Trio® gross margin decreased by $19 per ton. This decrease was due to an increase in our cash operating costs of $33 per ton and an increase in our warehousing and handling costs of $9 per ton, partially offset by an increase in our average net realized sales price for Trio® of $28 per ton. The increase in warehousing and handling costs is attributable to lower volumes and increased labor costs.
Our export sales of Trio® tend to have more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
2015
For the three months ended September 30, 2015	75%	25%
For the nine months ended September 30, 2015	89%	11%

2014
For the three months ended September 30, 2014	84%	16%
For the nine months ended September 30, 2014	91%	9%

Average Net Realized Sales Price
Our average net realized sales price for potash decreased by $17 per ton in the third quarter of 2015, to $319 per ton, compared to the third quarter of 2014, largely as a result of commodity price concerns and potash supply exceeding demand in 2015. Domestically, the potash market is influenced by global supply and demand, and is impacted by imports from our competitors. As imports into the domestic market have increased in 2015 as compared to 2014, we expect continued potash price pressure in the fourth quarter of 2015 and into 2016.
The table below demonstrates our average net realized sales price for potash and Trio® through September 30, 2015.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
September 30, 2015	$319	$379
June 30, 2015	$358	$383
March 31, 2015	$362	$367
December 31, 2014	$348	$354
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our net realized sales prices. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the net sales price of the product that we sold. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.

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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than our cost of goods sold per ton for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, and reagents and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is currently processed through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that is mined at any particular time is subject to fluctuations due to the nature of the mineral deposits and influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results. Our total costs are also negatively impacted as we continue to perform testing at our East facility relating to developing our plans to convert our East facility to langbeinite-only production.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2015, our average royalty rate was 3.8% and 4.0%, respectively. For both the three and nine months ended September 30, 2014, our average royalty rate was 3.8%.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and nine months ended September 30, 2015 was 49.2% and 44.0%, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was 0.3% and (40.3)%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion and research and development credits. During the three and nine months ended September 30, 2015, our effective tax rate was impacted primarily as a result of the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and nine months ended September 30, 2015, we recognized an income tax benefit of $7.9 million and $5.1 million, respectively. Total tax benefit for the nine months ended September 30, 2015, was comprised of $5,000 of current income tax benefit and $5.1 million of deferred income tax benefit.
For the three and nine months ended September 30, 2014, the total tax benefit was $3,000 and $1.1 million, respectively. Total tax benefit for the three months ended September 30, 2014, was solely comprised of deferred income tax benefit. Total tax benefit for the nine months ended September 30, 2014, was comprised of $1.1 million of current income tax benefit and $31,000 of deferred income tax benefit. In the nine months ended September 30, 2014, in addition to the items noted above, we also benefited from the reversal of a valuation allowance of $1.7 million related to New Mexico net operating loss carry forwards that had been established in 2013. As a result of legislation passed by the State of New Mexico in the first quarter of 2014, we now believe these net operating loss carry forwards will be realized. The reversal of the $1.7 million valuation allowance is included in the $31,000 of deferred income tax benefit in the nine months ended September 30, 2014, which impacts the effective tax rate for the period.

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

Results of Operations for the Three Months Ended September 30, 2015, and 2014
Net Sales
Net sales of potash decreased to $38.4 million for the three months ended September 30, 2015, from $76.3 million for the three months ended September 30, 2014. This decrease in net sales of potash was primarily the result of a 47% decrease in sales volume, as noted above, compounded by a decrease of $17 per ton in the average net realized sales price.
Net sales of Trio® decreased to $9.9 million for the three months ended September 30, 2015, from $15.1 million for the three months ended September 30, 2014, due to a 40% decrease in the volume of sales partially offset by an 8% increase in the average net realized sales price. Sales volumes for Trio® decreased in the third quarter of 2015 as compared to the same period in 2014, reflecting overall softness in the fertilizer market as described above.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended September 30,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$42.2	$77.8	$(35.6)	(46)%
Cost per ton of potash sold(1)	$280	$289	$(9)	(3)%
Cost per ton of Trio® sold(2)	$321	$283	$38	13%

(1)	Depreciation and depletion expense for potash was $8.4 million and $16.5 million in the third quarter of 2015 and 2014, respectively, which equates to $71 and $73 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $1.7 million and $2.5 million in the third quarter of 2015 and 2014, respectively, which equates to $63 and $59 on a per-ton basis.
Total per ton cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased as we benefited from increased production from our HB mine, as well as the direct expensing of abnormal production costs related to reduced production levels at West and East noted above. We recorded lower-of-cost-or-market inventory adjustments during the third quarter of 2015 of $4.4 million, primarily the result of lower potash prices. We also recorded $6.9 million of abnormal production costs during the third quarter of 2015. Both our lower-of-cost-or-market adjustments and abnormal production costs are excluded from our cost of goods sold.
Our mix of ore at East during the third quarter of 2015 resulted in more costs being allocated to Trio® as compared to the same period in 2014. Further, total per ton cost of goods sold of Trio® increased as a result of producing more premium-sized Trio®.
Our total cost of goods sold decreased primarily due to less tons of potash and Trio® sold in the third quarter of 2015. Our potash production costs decreased due to the direct expensing of costs related to reduced production at West and East, as noted above, and decreased natural gas and electricity costs.
Lower-of-Cost-or-Market Adjustment
During the three months ended September 30, 2015 and 2014, we recorded charges of approximately $4.4 million and $3.4 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The $4.4 million of lower-of-cost-or-market adjustment recorded during the three months ended September 30, 2015, related to our potash inventories from our conventional facilities, and resulted from lower potash prices. We expect additional lower-of-cost-or-market adjustments to continue into the fourth quarter of 2015.
Selling and Administrative Expense
Selling and administrative expenses decreased $0.5 million, or 8%, to $5.9 million for the three months ended September 30, 2015, from $6.5 million for the three months ended September 30, 2014. The decrease is primarily due to decreased administration labor and benefits costs, partially offset by increased outside legal and professional fees related to one on-going issue.
Costs Associated with Abnormal Production
During the third quarter of 2015, we received an order issued by MSHA relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, since production resumed in mid-September, we continue to perform incremental maintenance on the ore hoisting shaft, during which time production at the West mine is temporarily suspended.
Further, during the third quarter of 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate langbeinite-only testing runs.
As a result of the temporary suspensions of production, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the third quarter of 2015 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment. We expect incremental shaft maintenance at West to continue into the fourth quarter of 2015. We also anticipate additional testing as we continue to develop our plans to convert our East facility to langbeinite-only production, which we expect to occur in the second half of 2016. Both of these activities will result in incremental abnormal production charges.

Results of Operations for the Nine Months Ended September 30, 2015, and 2014
Net Sales
Net sales of potash decreased from $230.4 million for the nine months ended September 30, 2014, to $174.6 million for the nine months ended September 30, 2015. This decrease in net sales of potash was primarily the result of a 29% decrease in sales volume partially offset by an increase in the average net realized sales price of potash of $24 per ton, or 7%. Our 2015 sales volume decreased compared to those realized in the same period in 2014 due to the factors discussed above.
Net sales of Trio® decreased from $49.0 million for the nine months ended September 30, 2014, to $46.6 million for the nine months ended September 30, 2015, due to an 11% decrease in sales volumes, partially offset by a 7% increase in the average net realized sales price.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Nine Months Ended September 30,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$180.9	$235.8	$(54.9)	(23)%
Cost per ton of potash sold(1)	$296	$278	$18	6%
Cost per ton of Trio® sold(2)	$271	$279	$(8)	(3)%

(1)	Depreciation and depletion expense for potash was $37.8 million and $47.7 million in the first nine months of 2015 and 2014, respectively, which equates to $77 and $68 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $7.2 million and $8.5 million in the first nine months of 2015 and 2014, respectively, which equates to $57 and $60 on a per-ton basis.

Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased as we experienced lower sales volumes in 2015 compared to 2014. Further, our cash operating costs per ton for the first nine months of 2015 were higher than the same period in 2014, largely due to lower production at our conventional facilities and our solar solution facilities in Utah. We recorded lower-of-cost-or-market inventory adjustments during the first nine months of 2015 of $10.1 million, stemming from product produced from our conventional facilities and lower potash pricing. We recorded lower-of-cost-or-market inventory adjustments during the first nine months of 2014 of $8.1 million, of which $4.0 million related to the start-up activities of our HB mine.
Total cost of goods sold of Trio® decreased in the first nine months of 2015 compared to 2014 due mainly to lower sales volumes.
In total, our cost of goods sold decreased $54.9 million primarily due to less tons of potash sold in the first nine months of 2015.
On a comparative basis, and within our potash and Trio® cost of goods sold, depreciation and depletion decreased $11.2 million, or 20%, during the first nine months of 2015 as a result of a decrease in the number of tons of potash sold. We manage capital investments by evaluating capital projects that we believe are necessary to maintain the productivity of our mines and by evaluating investment capital that is designed to increase production and generate incremental returns on invested capital.
Lower-of-Cost-or-Market Adjustment
During the nine months ended September 30, 2015 and 2014, we recorded charges of approximately $10.1 million and $8.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The $10.1 million of lower-of-cost-or-market adjustment recorded during the nine months ended September 30, 2015, related to our potash inventories from our conventional facilities, and resulted from our higher production costs per ton and overall lower potash pricing. Of the $8.1 million of lower-of-cost-or-market adjustment recorded during the nine months ended September 30, 2014, $4.0 million related to the start-up activities of our HB mine and $4.1 million related to inventory from our conventional facilities.
Selling and Administrative Expense
Selling and administrative expenses increased $1.5 million, or 8%, to $21.8 million for the nine months ended September 30, 2015 from $20.3 million for the nine months ended September 30, 2014. As part of our on-going efforts to reduce our cost structure, we exercised our option to terminate our corporate office lease in May 2015 in accordance with its terms, resulting in a $1.2 million charge in the second quarter of 2015. Selling and administrative expenses also increased outside legal and professional fees related primarily to one on-going issue. We expect the termination penalty related to our office lease will be payable in the first quarter of 2016.
Costs Associated with Abnormal Production
As discussed above, because of the temporary suspensions of production during the third quarter, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the third quarter of 2015 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
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
Other Operating Income
In late 2014, we initiated legal action to protest property tax valuations in New Mexico. In the second quarter of 2015, we reached an agreement with the State of New Mexico that resulted in a net $2.0 million reduction in previously paid property taxes. Accordingly, as the inventory produced during 2014 has since been sold, we recorded the settlement in "Other operating income" during the second quarter of 2015.

In the third quarter of 2013, our application for certain New Mexico employment-related tax credits was denied, and we recorded an additional allowance of approximately $2.8 million related to the denied tax credits. In March 2014, we received notice that the State of New Mexico had approved $5.9 million of employment tax credits, a significant portion of which had previously been denied. Accordingly, in the first quarter of 2014, we reversed $2.9 million of the allowance associated with the previously recorded employment-related tax credits. We received payment of the $5.9 million for the approved credits in the second quarter of 2014.

Capital Investments
We are taking actions to expand our potash production through the optimization of our current facilities and through expanding our solar solution production. We are also taking actions to increase our langbeinite production. In this regard, we are focused on optimizing our langbeinite recovery techniques and maximizing the amount of premium-sized Trio® product we manufacture. In addition, we continue to develop our plans to convert our East facility to langbeinite-only production, which we expect to occur in the second half of 2016.
We expect our level of capital investment to be approximately $45 million to $55 million for 2015, the majority of which we expect to be sustaining capital. Our 2015 operating plans and capital programs are being funded out of operating cash flows and existing cash and investments. As described below, we may also use our revolving credit facility issuances, to fund capital investments.
During the first nine months of 2015, we paid cash of $37.0 million for capital projects.
Liquidity and Capital Resources
As of September 30, 2015, we had cash, cash equivalents, and investments of $93.9 million. We also have an unsecured revolving credit facility that provides credit of up to $250 million, provided that we meet specified financial covenants, as described below under the heading “Unsecured Credit Facility.” As of September 30, 2015, $187 million of this facility was available to us and we had no borrowings outstanding under this facility.
The $93.9 million of cash, cash equivalents and investments at September 30, 2015, was made up of the following:

•	$19.9 million in cash;

•	$4.4 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$56.6 million and $13.0 million invested in short and long-term investments, respectively.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations and, if necessary, we have the ability to borrow under our unsecured credit facility. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if determined by our Board of Directors. We may use our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, possible repayments of debt, dividends or stock repurchases.
The following summarizes our cash flow activity for the nine months ended September 30, 2015, and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$43,592	$104,835
Cash flows used in investing activities	$(85,465)	$(33,785)
Cash flows used in financing activities	$(1,394)	$(611)

Operating Activities
Total cash provided by operating activities through September 30, 2015, was $43.6 million, a decrease of $61.2 million compared with the first nine months of 2014. Our potash production volumes exceeded our sales volumes in the first nine months of 2015, which resulted in an increase in product inventory. During the nine months ended September 30, 2014, our potash sales exceeded potash production, which decreased inventory levels.

Investing Activities
Total cash used in investing activities increased by $51.7 million in the first nine months of 2015 compared with the same nine month period in 2014 as a result of increased investment purchases, partially offset by lower capital investment activity and decreased proceeds from the sale of investments.
Financing Activities
Total cash used in financing activities of $1.4 million was due to employee tax withholding for the vesting of restricted stock.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. This unsecured credit facility provides a revolving credit facility of up to $250 million. The actual amount available to us may be limited by our leverage ratio, which may not exceed 3.5, and our fixed charge coverage ratio, which may not be below 1.3. As of September 30, 2015, $187 million of the facility was available to us. We believe that amounts available to us are, and will continue to be, adequate to fund our operations and our capital investment projects.
Under the facility, the leverage ratio is defined as the ratio of our total funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters. The fixed charge coverage ratio is defined as the ratio of adjusted EBITDA (less $40 million for maintenance capital expenditures and cash paid for income taxes, as defined in the credit facility) for the prior four fiscal quarters to fixed charges. These ratios and other restricted covenants under the facility could limit our ability to engage in activities that we believe are in our long-term best interests or limit our ability to access the full amount of the facility. For example, if adjusted EBITDA remains at or below current levels with no change to indebtedness, these ratios would remain at a level where less than $250 million is available to us. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited at or below the September 30, 2015, level (including to zero) for the foreseeable future. If current market conditions continue and with our expected EBITDA levels, we anticipate that we will not be able to maintain compliance with our fixed charge coverage ratio through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which will likely include requesting covenant amendments, waivers or forbearances and possible reduction of our debt levels (including the payment of prepayment penalties). Our failure to comply with these ratios and covenants under the facility would result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness. In addition, the amount available under the facility would be reduced to zero.
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
The facility was amended in August 2015 to extend the maturity date by two years to August 2020. The facility is unsecured and is guaranteed by our material subsidiaries. We are currently in compliance with the covenants under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of September 30, 2015, there were no amounts outstanding under the facility.
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
The Notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the Notes are unconditionally guaranteed by our material subsidiaries. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. As described above, these ratios and other restricted covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests. In addition, if current market conditions continue and with our expected EBITDA levels, we anticipate that we will not be able to maintain compliance with our fixed charge coverage ratio through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which will likely include requesting, covenant amendments, waivers or forbearances and possible reduction of our debt levels (including the payment of prepayment penalties). Our failure to comply with these ratios and covenants under the Notes would result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness.
We are currently in compliance with the covenants under the Notes.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

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

Below is additional information about our non-GAAP financial measures, including reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures, for the three and nine months ended September 30, 2015, and 2014.

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

	Three Months Ended September 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$41,997	$11,695	$53,692	$84,142	$18,138	$102,280
Freight costs	3,575	1,773	5,348	7,846	3,079	10,925
Net sales	$38,422	$9,922	$48,344	$76,296	$15,059	$91,355

Divided by:
Tons sold (in thousands)	120	26		227	43
Average net realized sales price per ton	$319	$379		$336	$351

	Nine Months Ended September 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$189,819	$54,545	$244,364	$253,443	$58,661	$312,104
Freight costs	15,258	7,900	23,158	23,003	9,613	32,616
Net sales	$174,561	$46,645	$221,206	$230,440	$49,048	$279,488

Divided by:
Tons sold (in thousands)	498	125		705	141
Average net realized sales price per ton	$351	$374		$327	$348

Cash Operating Costs per Ton

Cash operating costs per ton is a non-GAAP financial measure that is calculated as total cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehousing and handling costs. We consider cash operating costs per ton to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs per ton as an indicator of performance and operating efficiencies and as one of the measures under our performance-based compensation programs for employees.

	Three Months Ended September 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$33,732	$8,419	$42,151	$65,670	$12,124	$77,794
Divided by sales volume (in thousands of tons)	120	26		227	43
Cost of goods sold per ton	$280	$321		$289	$283
Less per-ton adjustments
Depreciation and depletion	$71	$63		$73	$59
Royalties	11	19		12	18
Cash operating costs per ton	$198	$239		$204	$206

	Nine Months Ended September 30,
	2015			2014
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$147,054	$33,814	$180,868	$196,289	$39,461	$235,750
Divided by sales volume (in thousands of tons)	498	125		705	141
Cost of goods sold per ton	$296	$271		$278	$279
Less per-ton adjustments
Depreciation and depletion	$77	$57		$68	$60
Royalties	13	19		11	17
Cash operating costs per ton	$206	$195		$199	$202
Average Potash and Trio® Gross Margin per Ton
Average potash and Trio® gross margin per ton are non-GAAP financial measures that are calculated by subtracting the sum of per ton total cost of goods sold and per ton warehousing and handling costs from the average net realized sales price. We believe these measures are useful because they represent the average margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton." Amounts presented exclude $37 per ton and $15 per ton of potash sold relating to lower-of-cost-or-market inventory adjustments during the three month periods ending September 30, 2015, and 2014, respectively, and $20 per ton and $12 per ton of potash sold relating to lower-of-cost-or-market inventory adjustments for the nine month periods ended September 30, 2015, and 2014, respectively. Further, our average potash gross margin per ton excludes costs associated with abnormal production of $43 per ton and $0 per ton of potash produced during the three months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Potash
Average potash net realized sales price(1)	$319	$336	$351	$327
Less total potash cost of goods sold	280	289	296	278
Less potash warehousing and handling costs	22	12	17	11
Average potash gross margin per ton	$17	$35	$38	$38

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trio®
Average Trio® net realized sales price(1)	$379	$351	$374	$348
Less total Trio® cost of goods sold	321	283	271	279
Less Trio® warehousing and handling costs	21	12	16	10
Average Trio® gross margin per ton	$37	$56	$87	$59

(1) The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2014, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2015, through July 31, 2015	—	—	—	N/A
August 1, 2015, through August 31, 2015	505	$8.17	—	N/A
September 1, 2015, through September 30, 2015	570	$7.55	—	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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
Our East, West and North facilities in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. Our Utah facilities and our HB solar solution mine are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: October 27, 2015	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: October 27, 2015	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to Credit Agreement, dated as of August 28, 2015, by and among, Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.