Form 10-K
period 2015-12-31
Intrepid Potash, Inc.
filed 2016-02-29
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, of $11.94 per share as reported on the New York Stock Exchange was $672,345,889 Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 22, 2016, the registrant had 76,152,841 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders to be filed within 120 days after December 31, 2015.

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, which are described in Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
General
We are the only producer of muriate of potash (“potassium chloride” or “potash”) in the United States and one of two producers of langbeinite (“sulfate of potash magnesia”), which we market and sell as Trio®. We have one operating segment which is the extraction, production and sale of potassium containing products. Our extraction and production operations are conducted entirely in the continental United States. Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006. Intrepid was incorporated in 2007.

Our Products and Markets
Our two primary products are potash and Trio®. Potash and Trio® sales as a percentage of net sales, which we calculate as gross sales less freight costs, were approximately as follows for the indicated periods.

	Year Ended December 31,
	2015	2014	2013
Contribution to Net Sales
Potash	77%	83%	86%
Trio®	23%	17%	14%

Potash
The majority of our revenues and gross margin are derived from the production and sales of potash.
We sell potash into three primary markets: the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to other industrial processes, and the animal feed market as a nutrient supplement. The agricultural market predominately uses granular-sized potash, while the industrial and animal feed markets mostly use standard- and fine standard-sized product. We have the flexibility to produce all of our product in a granular form decreasing our dependence on sales of any one particular size of potash. With this flexibility, we have expanded our geographical reach and more closely aligned our production with specific demand.
We manage sales and marketing operations centrally. We evaluate our customers’ needs to determine which of our production facilities is best suited, typically based on geographic location, to fill sales orders with the objective of realizing the highest average net realized sales price per ton. We calculate average net realized sales price per ton by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period. Since 2005, we have supplied, on average, approximately 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption.
Many of our sales are geographically concentrated in the central and western United States. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. A significant portion of our industrial sales are derived from oil and gas customers and correlate to drilling rig counts in specific regions in the United States.
Trio®
Trio®, which we mine from langbeinite ore, is our specialty fertilizer that delivers potassium, sulfate and magnesium in a single particle and has the added benefit of being low in chloride. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium and granular sizes for sale into the U.S. market and in standard size mostly for sale into international markets. We currently produce Trio® in a joint process at our East facility. During the second half of 2015, we began transitioning our East facility to Trio®-only production. We expect this transition to be completed in mid-2016. We are one of two producers of langbeinite worldwide.

By-products
We also produce salt, magnesium chloride, and metal recovery salts from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales.

Facilities
We produce potash at three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB mine near Carlsbad, New Mexico, a solution mine near Moab, Utah, and a brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which compacts and granulates product from the West and HB mines. We have a current estimated annual designed productive capacity of approximately 1.0 million tons of potash, including approximately 600,000 tons from conventional underground mines, and 400,000 tons from solar evaporation solution mines. When we complete the transition of our East facility to a Trio®-only facility, which we expect to be completed in mid-2016, we expect that our annual potash productive capacity will decrease by 225,000 tons when potash is no longer produced at the East facility. We also had an estimated annual designed productive capacity for 200,000 tons of Trio® at the end of 2015. We are currently expanding this capacity as we transition East to Trio®-only production as noted above.
Our annual production rates for potash and Trio® are less than our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.

Industry Overview
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
Long-term global fertilizer demand has been driven primarily by population growth and global economic conditions with annual demand variations based on planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on global fertilizer demand for the foreseeable future. Sustained per capita income growth and agricultural policies in the developing world also affect global demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Volatility in agricultural commodity prices also may impact farmer fertilizer buying decisions. While industry experts continue to expect that potash consumption rates will increase as world population grows, significant additional capacity has been brought on line over the last few years by existing potash producers. There are a number of brownfield expansions that have been commissioned or that are under construction by the larger potash producers. The estimated worldwide annual capacity is now in excess of recent annual demand. While large producers have announced some curtailments to production, we expect that this supply surplus will continue for the foreseeable future. Additional greenfield projects are expected to begin ramping up in 2017 and will add additional supply to the market. This additional production could further disrupt the balance of supply and demand that has been managed by the larger, well-established producers in the past.
Potash prices are at their lowest level since 2007. We expect continued price pressure in 2016 due to the combination of oversupply and lower international transportation costs. The strength of the U.S. dollar against other currencies and credit worthiness has also served to make the United States market more attractive to foreign competitors. Historically, the North American market has experienced a premium price compared to the rest of the world, but this premium eroded in 2015. Both of these trends are expected to continue in the near-term and will limit upside on potash pricing. There may be a protracted period of lower relative pricing while demand gradually absorbs the recent increases in potash supply.
Decreasing oil prices are also affecting the demand for potash in North America. Potash is used in drilling fluids as a means to reduce the risk of swelling in clays in the formation during drilling activities. North American rig counts have fallen 60% in the past twelve months and our sales into the industrial markets decreased significantly compared to last year.

Virtually all of the world’s potash is currently extracted from approximately 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 89% of the world’s aggregate potash production during 2014. During this time period, the top nine potash producers supplied approximately 95% of world production. The three major Canadian producers participate in the Canpotex marketing group that supplied approximately 31% of the global potash production in 2014, one producer in Russia supplied approximately 21% of global production and one producer in Belarus supplied approximately 12% of global potash production during 2014.
Potash is mined from conventional underground mines, such as at our West and East mines near Carlsbad, as well as through solution mining sub-surface structures and brine recovery from surface resources, as is done at our HB, Moab, and Wendover facilities. In conventional underground mines, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in brine and pumped to the surface where it crystallizes and is processed.

Competition and Competitive Strategy
We sell into commodity markets and compete based on delivered price, our ability to deliver product in a timely manner, and product quality. We also compete based on the durability, particle size, and potassium oxide content of our products.
We compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel.
Our competitive strategy is focused on the following:

•
Maximizing margin. We are focused on maximizing the average net realized sales price that we earn on each ton of potash sold. We have the advantage of being located close to the markets we serve, and the North American market is much larger than our production capacity. We focus on marketing our products into sectors and geographies that provide the greatest margins. By fully participating in these markets at competitive prices, we aim to keep inventory moving through our plants, which can help to reduce per ton operating costs. We also attempt to maximize our average net realized sales price by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach.

•
Expanding Trio® production and sales. We believe we can increase our margins and cash flow by expanding our Trio® production. Over the long term, we believe demand for Trio® will exceed supply, providing an opportunity to increase our cash flow margin. In light of this opportunity, we are in the process of transitioning our East facility to a Trio®-only facility and expect this transition to be completed in mid-2016.

•
Expanding potash production from solution mining and solar evaporation. We have expansion opportunities at our solution operating facilities that, over time, are expected to increase potash production, reduce our overall per-ton cost, and increase our cash flow. Our per ton costs for solution mining are less than per ton costs at our conventional mines as solution facilities are less labor, energy, and equipment intensive as compared to our conventional mines. After transitioning our East facility to a Trio® -only facility, we will no longer produce potash at our most costly facility. As a result, we expect, our per ton cost of goods sold for potash will decrease after the transition. Additionally, in the future, as we continue to pursue expanding our production from our HB facility, we expect to further reduce our potash per ton cost of goods sold.

•
Evaluating West operations. Given the current and expected potash pricing environment, we are performing a strategic review to determine the viability of this facility long term. Following the transition of East to a Trio® -only facility, West will be our only conventional potash mine and our highest cost production facility.

Competitive Strengths

•
U.S. based potash-only producer. We are one of three publicly traded potash-only companies, and the only U.S. producer of potash. We are dedicated to the production and marketing of potash and Trio®. We are located in the heart of a market that consumes significantly more potash than we can produce on an annual basis. Our geographic location also provides us with a transportation advantage over our competitors for shipping our product to our customers.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.1% of our net sales, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Solar evaporation operations. The HB mine, located in the New Mexico desert, the Moab mine and the Wendover facility, both located in the Utah desert, utilize solar evaporation to crystallize potash from brines. Solar evaporation is a cost efficient production method because it significantly reduces our labor and energy consumption, which are two of the largest costs of production. Our understanding and application of low cost solution mining, combined with our reserves being located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solution mining operations.

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

•
Diversity of markets. We sell to three different markets for potash—the agricultural, industrial, and feed markets. The agricultural market supplies farmers producing a wide range of crops in different geographies. During 2015, these markets represented approximately 75%, 17%, and 8% of our potash sales, respectively.

•
Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. This also provides us with increased marketing flexibility as well as decreased dependence on any one particular market.

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, there is demand for our langbeinite product, known as Trio®, outside of our core potash markets. There continues to be a growing awareness of the agronomic value of this specialty product.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve life ranging from 30 to greater than 100 years, based on proven and probable reserve estimates. In addition to our reserves, we have valuable water rights and access to significant mineralized areas of potash for potential future exploitation.

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

International Sales and Distribution
During 2015, approximately 9% of our Trio® tons were sold internationally, representing approximately 2% of our total net sales. During the years ended December 31, 2015, 2014, and 2013, approximately 97% of our net sales were in the United States, with the remaining sales into countries and regions such as Canada, Asia, Mexico and other countries in Latin America.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. Servicing the industrial and feed markets provides us with a customer base that is unrelated to agricultural markets.
In each of 2015 and 2014, no customer accounted for more than 10% of our sales. In 2013, one of our distributor customers accounted for approximately 11% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Environmental, Safety, and Health Matters
We are subject to an evolving set of federal, state, and local environmental, safety, and health laws that regulate (1) soil, air, and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who monitor our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2015, we had approximately $3.0 million of capital investments, and $0.2 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to have an increased level of expenditures in 2016. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects We expect that continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Product Registration Requirements
We are required to register fertilizer products with each U.S. state and foreign country where products are sold. Each brand and grade of commercial fertilizer must be registered with the appropriate state agency before being offered for sale, sold, or distributed in that state. In most cases, these product registrations impose specific requirements relating to guaranteed analysis, product labeling, and regular reporting of sales.
Some states require similar registration and reporting for feed grade products. Industrial-grade products typically do not require registration or reporting.

Operating Requirements and Government Regulations
Permits. We are subject to numerous environmental laws and regulations, including laws and regulations regarding land use and reclamation; release of emissions to the atmosphere or water; plant and animal life; and the generation, treatment, storage, disposal, and handling of hazardous substances and wastes. These laws include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); the Toxic Substances Control Act; and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of, or arranged for release or disposal of hazardous substances in the environment.
We hold numerous environmental, mining, and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and surface water, and injection of brine. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. In many cases, environmental permits and approvals are also required for an expansion of, or changes to, our operations. As a condition to procuring the necessary permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate reclamation, closure, and post-closure care at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition, except as follows. In 2015, we received an inquiry from the New Mexico Office of State Engineer (“OSE”) regarding whether certain of our tailings ponds and other impoundments qualify as jurisdictional dams. We are working with the OSE to resolve this issue, and we may be required to spend a significant amount of capital to bring these impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional.

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
Air Emissions. From time to time, in the ordinary course of our business, we receive notices from the New Mexico Environment Department of alleged air quality control violations. Upon receipt of these notices, we promptly evaluate the matter and take any required corrective actions. In some cases, we may be required to pay civil penalties for these notices of violation.
Safety and Health Regulation and Programs. Our New Mexico and Utah facilities are subject to the Federal Mine Safety and Health Act of 1977, and/or the Occupational Safety and Health Act, related state statutes and regulations, or a combination of these laws.
The Mine Safety and Health Administration ("MSHA") is the governing agency for our conventional underground mines and related surface facilities in New Mexico. As required by MSHA, these operations are regularly inspected by MSHA personnel. Item 4 and Exhibit 95 to this Annual Report on Form 10-K provide information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Our New Mexico facilities participate in MSHA’s Region 8 “Partnership Program.” There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Examples of principles include working for an open, cooperative environment; agreeing to citation and conflict processes; and improving training. Our New Mexico facilities are serviced by two trained mine rescue teams, which are ready to respond to on-site incidents or assist in local incidents, if needed. The teams practice and participates at state and federal events and competitions.
The Occupational Safety and Health Administration ("OSHA") is the governing agency relating to the safety standards at our Utah facilities, as well as our HB mine and plant. Training and other certifications are provided to employees as needed based upon their work duties.
Remediation at Intrepid Facilities. Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of potash, salt, related potash and salt by-products, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water, or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials.
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

Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, such as lead, that were introduced as reagents during historic processing methods that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred, and will continue to incur, significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2015, is approximately $23.0 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2015, is approximately $58.4 million.
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

Royalties
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty payments. We produce and sell from leased land owned by the U.S. Federal government, the states of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2015, we paid $10.7 million, or an average of 4.1% of net sales, in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 2.5% to 3.5%.

Seasonality
The sales patterns of our agricultural products are generally seasonal. Using averages of the monthly sales data over the last three years, our monthly sales volumes are highest in January through April and September through October, which generally coincides with shipping product in advance of the spring and fall application seasons in the United States. Likewise, our monthly sales volumes are lowest in November and December. The month-to-month seasonality of our sales is somewhat moderated due to the variety of crops, industries, distribution strategies and geographies that we serve. We generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly financial results can vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Employees
As of January 29, 2016, we had 893 employees, the majority of which were full-time employees.
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
Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that we believe with reasonable certainty that access to the reserves can be obtained, even though currently‑issued permits are not required.
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
Trio®: The product we market for sale that is recovered from langbeinite ore and which serves as a low-chloride potassium, magnesium and sulfur‑bearing fertilizer primarily for use in citrus, vegetable, sugarcane and palm applications and as an animal feed supplement. This product is a double sulfate of potash magnesia concentrate containing approximately 95% langbeinite and 5% salt or other minerals.

Executive Officers
The following section includes biographical information for our executive officers.

Name	Age	Position
Robert P. Jornayvaz III	57	Executive Chairman of the Board, President, and Chief Executive Officer
James N. Whyte	57	Executive Vice President of Human Resources and Risk Management
Kelvin G. Feist	48	Senior Vice President of Sales and Marketing
Brian D. Frantz	53	Senior Vice President and Chief Accounting Officer
John G. Mansanti	60	Senior Vice President of Strategic Initiatives and Technical Services
Margaret E. McCandless	43	Vice President, General Counsel, and Secretary

Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our IPO in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation, which owns approximately 14% of our common stock. Mr. Jornayvaz has over 30 years of experience in the oil and gas industry and over 15 years of experience in the potash industry.

James N. Whyte has served as our Executive Vice President of Human Resources and Risk Management since 2007. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firm he founded. Mr. Whyte is a director of American Eagle Energy Corporation.

Kelvin G. Feist has served as our Senior Vice President of Sales and Marketing since November 2011. Mr. Feist also served as our Vice President of Sales and Marketing from February 2011 to November 2011. From 1994 to 2011, Mr. Feist held various positions with Agrium Inc., a provider of fertilizer products and services, and its subsidiaries, most recently as Director of Potash Marketing from 2010 to 2011 and National Account Manager from 2007 to 2010. While at Agrium, Mr. Feist was responsible for all marketing and sales programs related to Agrium’s potash portfolio, including matters relating to production and logistics.

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

Brian D. Frantz has served as our Senior Vice President and Chief Accounting Officer since June 2015. He served as our Interim Chief Financial Officer from August 2014 to June 2015, our Vice President-Finance from February 2012 to August 2014 and our Controller and Chief Accounting Officer from 2010 to August 2014. From 2008 to 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a company specializing in selling and leasing construction equipment. In 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From 1998 to 2007, Mr. Frantz held various positions at RE/MAX International, Inc., a company engaged in the franchising of real estate brokerage businesses, most recently as Senior Vice President and Chief Financial Officer. From 1986 to 1998, Mr. Frantz was with Arthur Andersen LLP in Denver, most recently as a senior manager, serving public and private companies primarily in the cable television, manufacturing, mining, and real estate industries.

Margaret E. McCandless has served as our Vice President, General Counsel, and Secretary since January 2015. Ms. McCandless served as our Assistant General Counsel and Assistant Secretary from January 2012 to January 2015. Before joining Intrepid, Ms. McCandless served as Associate General Counsel Securities, Disclosure and Corporate Governance for Qwest Communications International Inc. and then CenturyLink, Inc., which acquired Qwest in April 2011. Prior to joining Qwest in 2004, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors. Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us.
Risks Related to Our Business
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
We have outstanding $150 million aggregate principal amount of unsecured senior notes. We also have an unsecured credit facility that allows us to borrow up to an additional $150 million, subject to the operation of financial covenants, as described below.
Current and future indebtedness could have important consequences, including the following:

•	it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements

•	it could limit our flexibility in planning for, or reacting to, changes in our business

•	we could become more highly leveraged than some of our competitors, which could place us at a competitive disadvantage

•	it could make us more vulnerable to a downturn in our business or the economy

•	it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes

•	it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness or are unable to obtain additional financing, as needed

Our debt agreements contain financial and other restrictive covenants. With respect to our financial covenants, first, our leverage ratio may not exceed 3.5 to 1. Second, our fixed charge coverage ratio may not fall below 1.3 to 1. Both ratios take into account our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the agreements governing the senior notes and credit facility) over the prior four fiscal quarters. For more information about how these ratios are calculated and recent amendments to these financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” We are currently in compliance with each of these financial covenants.
These covenants could limit our ability to engage in activities that are in our long-term best interests. These covenants also limit our ability to access the full amount of the credit facility. For example, as of December 31, 2015, $133 million was available to us under the credit facility as a result of the operation of these covenants. We expect that the amount available to us under the credit facility will continue to be limited (potentially to zero) for the foreseeable future due to the operation of these covenants. In addition, due to continuing pressure on potash prices, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with these financial covenants through 2016. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness.
Our credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report included in this annual report contains a going concern modification, and therefore does not satisfy the credit facility covenant. If we are unable to provide an audit report without a going concern modification by March 31, 2016, or are unable to obtain a waiver of this covenant, our failure to comply with this covenant would result in an event of default that, could result in the acceleration of all outstanding indebtedness.
The credit facility is scheduled to expire in 2020 and the senior notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or financing on acceptable terms.
Due to the existence of a material uncertainty, our independent auditors have expressed substantial doubt as to our ability to continue as a going concern.
We are currently in compliance with the covenants under our debt agreements. However, as noted above, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with these financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include covenant amendments, waivers, or forebearances and could include a possible reduction of our debt level, including the payment of prepayment penalties. Our failure to comply with any of the covenants under our debt agreements would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes and any amounts outstanding under the credit facility. In addition, the amount available under our credit facility would be reduced to zero.
Due to this material uncertainty, our independent auditors have expressed substantial doubt as to our ability to continue as a going concern. As a result, the report of our independent auditors included in this annual report contains a going concern modification highlighting the substantial doubt about our ability to continue as a going concern.
The existence of the going concern modification could impact our business relationships. Customers, suppliers, and other entities and individuals with which we do business may decide not to do business with us in the future because of the uncertainty about our ability to continue as a going concern.
Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We continue to work with our lenders to maintain compliance with our financial covenants; however, there can be no assurance that these efforts will succeed. If we are unable to maintain compliance with our financial covenants, we may not be able to continue as a going concern.

Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. During 2015, we experienced an oversupplied market with decreased prices. Also, individual potash producers have, at times, independently suspended production in response to market outlook. For example, we temporarily suspended production at our West and HB facilities in late 2015 and early 2016. As a result of these various factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell the majority of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as compared to many other commodities. As a result, we do not have protection from this price and demand volatility.
The execution of strategic projects could require more time and money than we expect, which could adversely affect our results of operations and financial condition.
From time to time, we invest in strategic projects, such as the current transition of our East facility to a Trio®-only facility. The completion of these projects could require significantly more time and money than we expect. In some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected facility for a period of time, which would cause lower production volumes and higher production costs per ton. In addition, our management team and other employees may be required to spend a significant amount of time addressing strategic projects, which could mean that our normal operations receive less time and attention.
We are considering other potential long-term opportunities for revenue and strategic growth, including solution mining related to our HB mine. These potential projects are at an early stage, and we may not proceed with any of them.
Even if we proceed with one or more of these or other strategic projects, we may not realize the expected benefits despite substantial investments, they may cost significantly more than we expect, or we may encounter additional risks that we did not initially expect.
Aggressive pricing or operating strategies by other potash producers could adversely affect our sales and results of operations.
The potash industry is concentrated, with a small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations and more resources than we do and mine potash from reserves that are thicker, higher-grade, and less geologically complex than our reserves. These larger producers may have greater leverage in pricing negotiations with customers and transportation providers. They may also be able to mine their potash at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive pricing or operating strategies that disrupt the global and U.S. potash markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
Changes in the agricultural industry could exacerbate the cyclical nature of the prices and demand for our products or adversely affect the markets for our products.
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
Due to the significant and sustained decline in potash prices over the past several years, we were required to write down the value of some of our long-lived assets. If potash or Trio® prices continue to decline, we could be required to record additional write-downs of our long-lived assets, which could adversely affect our results of operations and financial condition.

We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset’s total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. For example, in the fourth quarter of 2015, we recorded impairment charges of approximately $324 million related to our East and West conventional mining facilities, and our North facility in Carlsbad, New Mexico due to the continued decline in potash prices noted during this period.
Although we believe the carrying values of our long-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at one or more of facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.

If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, in the year ended December 31, 2015, we recorded lower-of-cost-or-market adjustments totaling $31.8 million.
Mining is a complex process that frequently experiences production disruptions, which could adversely affect our results of operations.
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
Additionally, at our East mine, the mining of langbeinite ore, which is harder and more abrasive than sylvite ore, has caused greater wear on our equipment, thereby increasing the expense and frequency of maintenance and repairs. Operational difficulties can also arise from our milling processes. For example, the mill at our East mine experiences build-ups of complex salts, an undesirable by-product of langbeinite production that we must remove. Furthermore, production is dependent upon the maintenance and geotechnical structural integrity of our tailings and storage ponds. The amounts that we are required to spend on maintenance and repairs may be significant. Production delays and stoppages, and higher-than-expected maintenance and repair expense, could have an adverse effect on our results of operations.
Mining is a hazardous process, and accidents could result in significant costs or production delays.
The process of mining is hazardous and involves various risks and hazards that can result in serious accidents. If accidents or unforeseen events occur, or if our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted, or we could be required to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or repair damaged facilities.
Existing or expanded oil and gas development near our mines could result in methane gas leaking from an oil and gas well into our mines. We test our mines daily for methane gas. However, unlike coal mines, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause an explosion resulting in loss of life or significant property damage or could require the suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomical to reopen our mines. You can find more information about the co-development of potash and oil and gas resources near our New Mexico facilities under the risk factor below entitled “Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations."
The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of potash reserves, which could adversely affect our potash production and our results of operations.
Potash ore bodies have complex geology. Our potash production is affected by the potassium content and other mineralogy of the ore. Our projections of ore grade may not be accurate. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. As the grade of our remaining ore reserves decreases over time, we need to process more ore to produce the same amount of saleable-grade product. In addition, there are few opportunities to acquire more reserves in the areas around our current operations. If we are unable to process more ore to maintain current production levels, if the processing of more ore materially increases our costs, or if our ore grade projections are not accurate, our results of operations would be adversely affected.
If the assumptions underlying our reserve estimates are inaccurate or if future events cause us to negatively adjust our previous assumptions, the quantities and value of our reserves, and in turn our financial condition and results of operations, could be adversely affected.
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

In addition, because reserves are only estimates built on various assumptions, they cannot be audited for the purpose of verifying exactness. It is only after extraction that reserve estimates can be compared to actual values to adjust estimates of the remaining reserves. If any of the assumptions that we make in connection with our reserve estimates are incorrect, the amounts of potash and langbeinite that we are able to economically recover from our mines could be significantly lower than our reserve estimates. In addition, we periodically review the assumptions underlying our reserve estimates. If future events cause us to negatively adjust our previous assumptions, our reserve estimates could be adversely affected. In any of these events, our financial condition and results of operations could be adversely affected.
The seasonal demand for our products, and the resulting variations in our cash flows from quarter to quarter, could have an adverse effect on our results of operations and working capital requirements.
The fertilizer business is seasonal. We typically experience increased sales during the North American spring and fall application seasons. The degree of seasonality can change significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. We and our customers generally build inventories during low-demand periods of the year to ensure timely product availability during high-demand periods, resulting in increased working capital requirements just before the start of these seasons. If we are unable to accurately predict the timing of demand for our products due to variations in seasonality from year to year, our results of operations and working capital requirements could be adversely affected. Similarly, if we do not have adequate storage capacity to manage varying inventory needs, we may need to reduce production or lower the price at which we sell product, either of which would adversely affect our results of operations.
Further weakening of foreign currencies against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations. Fluctuations in these currencies could cause our results of operations to fluctuate.
The U.S. imports the majority of its potash, including from Canada, Russia and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies continue to weaken in comparison to the U.S. dollar, foreign suppliers may continue to lower prices to increase sales volumes while again maintaining a margin in their local currency. These activities could cause our sales prices and results of operations to decrease or fluctuate significantly.

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
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil fields, and another producer of langbeinite. If we are not able to attract and retain quality workers, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions, such as in early 2014 and early 2016. The occurrence of any of these events could have an adverse effect on our results of operations.
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

A further decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could increase our operating costs and decrease our average net realized sales price of potash.
A significant portion of our revenue comes from the sale of potassium chloride for use in oil and gas drilling fluids. Oil and gas drilling has decreased significantly over the past year. A continued or further decline in oil and gas drilling could reduce our sales into this industrial market. In addition, alternative products that have some of the same clay-inhibiting properties as potash are commercially available. These alternative products could temporarily or permanently replace some of our sales into the industrial market, where our average net realized sales price is higher than it is for the agricultural market. If a significant amount of our sales shift from the industrial market to the agricultural market due to any of these factors, our average net realized sales price of potash would decline.
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
We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. A shortage of trucks or railcars for carrying product or increased transit times due to accidents, highway or railway disruptions, congestion, high or compressed demand, labor disputes, adverse weather, natural disasters, changes to transportation systems, or other events could prevent us from making timely delivery to our customers or lead to higher transportation costs. As a result, we could experience customer dissatisfaction or a loss of sales. Similarly, disruption within the transportation systems could negatively affect our ability to obtain the supplies and equipment necessary to produce our products. We may also have difficulty obtaining access to ships to deliver our products to overseas customers.
We rely on our management personnel for the development and execution of our business strategy, and the loss of one or more members of our management team could harm our business.
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are important to our business. If we are unable to retain these individuals, our operations could be disrupted and we may be unable to achieve our business strategies and grow effectively. We do not currently maintain “key person” life insurance on any of our management personnel.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.

The U.S. Department of the Interior regulates the development of federal mineral resources - both potash and oil and gas - on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the BLM and industry on the co-development of these resources.

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
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing the operations at each of our facilities. A decision by a governmental agency to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations. In addition, we could experience increases in our existing regulatory compliance costs.
Any expansion of our existing operations would also require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, the federal government must consider and study a project’s likely environmental impacts. Based on the federal government’s conclusion, it could require an environmental assessment or an environmental impact statement as a condition of approving a project or permit, which could result in significant time delays and costs. Furthermore, many of our operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations could require securing additional federal and state leases. We may not be able to obtain or renew these leases on favorable terms or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss or non-renewal of a lease could adversely affect our ability to mine the associated reserves.
Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2015, approximately 15% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
Our Trio® profitability could be affected by market entrants or the introduction of langbeinite alternatives.
Langbeinite is produced by us and one other company from a single reserve located near Carlsbad, New Mexico. Additional competition in the market for langbeinite and comparable products exists and could increase in the future. Other companies could seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition. Further, increases in the supply of langbeinite by us and the other producer will decrease the sales price of Trio®.
We have less product diversification than nearly all of our competitors, which could have an adverse effect on our financial condition and results of operations.
We are dedicated exclusively to the production and marketing of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into nitrogen- or phosphate-based fertilizer businesses or other chemical or industrial businesses. Because we are focused exclusively on potash and langbeinite, and because we sell our products primarily within the U.S., we could be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business was more diversified and our sales more global. A decrease in the demand for potash and langbeinite would have an adverse effect on our financial condition and results of operations. Similarly, in periods when production exceeds demand, the price at which we sell our potash and langbeinite and our sales volumes would likely fall, which would adversely affect our results of operations and financial condition more than our diversified competitors.
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
Our HB, Moab, and Wendover facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions could negatively impact potash production at these facilities. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower-than-average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. The potential effects of climate change may increase the possibility of adverse weather conditions. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations could be adversely affected. As solar production increases as a percentage of our total production, our production risks related to rainfall and evaporation rates increase.
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
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations of environmental, safety and health laws could subject us to civil and, in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:

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
For more information about environmental, safety and health matters affecting our business, see “Business-Environmental, Safety, and Health Matters.”

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
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 5% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2017. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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
Securities markets experience significant price and volume fluctuations due to general economic and market conditions and other factors outside our control. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. Other factors that could affect the price of our common stock include the following:

•	our operating performance and the performance of our competitors

•	the public’s reaction to our press releases, other public announcements or filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry

•	variations in general economic, market, and political conditions

•	changes in certain commodity prices or foreign currency exchange rates

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry, or our competitors

•	the other risks described in this report

If our stock price declines due to one or more of these factors, you may not be able to sell your shares at or above the price you paid for them.
Our stock is currently listed on the New York Stock Exchange (“NYSE”). For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. If we are unable to meet the NYSE’s listing standards, the NYSE would delist our common stock. At that point, it is possible that our common stock could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including reduced liquidity for stockholders; reduced trading levels for our common stock; limited availability of market quotations or analyst coverage of our common stock; stricter trading rules for brokers trading our common stock; and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange.
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
Properties
We produce potash at three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which compacts product from the West and HB mines.
We control the rights to mine approximately 138,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the state of New Mexico, approximately 106,000 acres from the federal government through the BLM, and approximately 240 acres from private leaseholders. We own approximately 4,300 surface acres in the vicinity of our mine sites and adjacent to federal and state mining leases.

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
The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the state of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the state of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the state of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the state of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2015, approximately 15% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years. Only 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes on occasion in areas near our Carlsbad, New Mexico, operations that are located in the Designated Potash Area, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells. Although not in our current plans, we also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of reserves.
Our leased office space in Denver, Colorado, is approximately 25,503 square feet and has a term extending through May 31, 2017.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (muriate of potash) and langbeinite (sulfate of potash magnesia) reserves each have substantial life, with remaining reserve life ranging from 30 to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2015, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. (“Agapito”) based on mine plans and other data furnished by us as described in footnote one below. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2015.

Our Proven and Probable Reserves (thousands of tons)(1)

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl	Recoverable Ore Tons (5)	Ore Grade (6) (% KCl)	Product Tons as KCl
Muriate of Potash
Carlsbad West	1931	Underground	100+	217,170	21.2%	38,790	126,700	20.6%	21,730
Carlsbad East	1965	Underground	40	61,010	19.1%	9,500	54,420	18.6%	8,460
Carlsbad HB Mine (2,9)	2012	Solution	42	19,680	36.4%	6,540	2,190	40.2%	800
Moab	1965	Solution	100+	30,410	42.5%	12,100	32,110	44.0%	14,800
Wendover (10)	1932	Brine Evaporation	30	—		—	—	0.7%	3,220
Total Muriate of Potash					26.2%	66,930		26.3%	49,010

				Proven (4)			Probable (7)
Product/Operations	Date Mine Opened (2)	Current Extraction Method	Minimum Remaining Life (years) (3)	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons (5)	Ore Grade (6) (% Lang)	Product Tons as Langbeinite
Sulfate of Potash Magnesia
Carlsbad East (11) (8)	1965	Underground	100+	112,530	27.4%	35,100	82,290	26.2%	25,730

(1)
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2015. Agapito's analysis for the West and East mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2015 and 2014. As a result of the Agapito 2015 review, sylvite reserves in the West and East mines decreased and the langbeinite reserves in the East mine were decreased compared to previously reported reserves. The reduction in sylvite and langbeinite reserves in the West and East mines was primarily due to the 2015 mine plan update based on current geologic, mine production and economic data. The HB mine reserve estimate was increased due to the addition of the HB AMAX cavern solution mine reserves in 2015, less depletion for 2014 and 2015 production for the existing HB mine. The Moab property reserves are based on Agapito's 2015 mine reserve estimated based on detailed examination of our geologic, solution mine and site data that was updated with information from cavern development activities that occurred between 2012 and 2015. The Wendover property reserves are based on Agapito's 2015 brine aquifer reserve estimate based on detailed examination of our brine aquifer and site data that was updated with information from 2012 through 2015. However, depletion did not change the reserve life of 30 years as discussed in note 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by and within the mining industry and that are consistent with the requirements of U.S. securities laws.

(2)
These mines, excluding the HB mine, have operated in a substantially continuous manner since the dates set forth in this table. The HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996.

(3)
Minimum remaining lives at the West, East, HB mine, and Moab mines are based on reserves (product tons) divided by annual effective productive capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of East white muriate of potash equals 0.95 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East minimum remaining life was based on two plants and associated plant capacities. Currently, langbeinite-only production is planned for mid-2016 and the existing sylvite plant is expected to be shut down at that time. If we decided to produce potash at East again in the future, we expect that we would be required to construct a new plant to process the remaining reserves. Annual effective productive capacity contemplates the grade of the ore and estimated recovery percentages. The current effective productive capacity is different than annual effective productive capacity which contemplates future additional investment in the East facility for both langbeinite and sylvite production. Calculated mine lives that exceed 100 years are reported at 100+ years to balance the reserve life with the uncertainties associated with those extended time frames. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

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

(8)
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Reserves currently being mined at our East mine are from the 5th ore zone and contain both sylvite and langbeinite which we call mixed ore. We will cease processing sylvite at the East mine in mid-2016, and only the langbeinite ore contained in the East 5th ore zone is included in the mine reserve estimate. Additionally, the reserve amounts include West mine 3rd and 4th ore zones which contain langbeinite that we anticipate will be processed at the East mine.

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
Production
Our facilities have a current estimated annual productive capacity of approximately 1.0 million tons of potash, and approximately 200,000 tons of langbeinite, based on current design. We are not currently producing at annual rates equal to our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2015, 2014 and 2013.
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

•
Potash at Wendover is produced primarily from brine containing salt, potash and magnesium chloride that is collected in ditches from the shallow aquifers of the West Desert. These materials are also collected from a deeper aquifer by means of deep brine wells.

•
The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically resulted in actual production between approximately 65,000 and 100,000 tons of potash.

Conventional Underground Mines

•	Sylvite and langbeinite ore at our Carlsbad locations is mined from a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•	The West mine has a current estimated productive capacity of approximately 400,000 tons of red potash annually. Potash produced from our West mine is shipped to the North facility for compaction.

•
The East mine has a current estimated productive capacity of approximately 225,000 tons of white potash annually and, based on current design, approximately 200,000 tons of Trio® annually. The productive capacities at our East mine are based on annual averages. As the current plan is to transition to a Trio® -only operation in mid-2016, actual potash production is expected to be lower due to the transition. We expect our Trio® productive capacity to increase in 2016 as we transition the facility to a Trio® -only facility.

Compaction Facility

•	The North facility receives compactor feed from the West and HB facilities via truck and converts the compactor feed to finished granular-sized product and standard-sized product.
Our Development Assets
We have significant additional development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on two idled mines near Carlsbad — the AMAX/Horizon mine and the North mine.

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

•	The AMAX/Horizon mine is expected to utilize the same evaporation ponds, and processing mill as the HB mine.

North mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced at the West and HB mines. Two abandoned mine shafts, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our overall mine planning efforts, we continue to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash.

Production of Our Primary Products (thousands of product tons)
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015			2014			2013
	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product	Ore Production	Mill Feed Grade (1)	Finished Product
Muriate of Potash
Carlsbad West	2,532	11.1%	322	2,991	10.9%	352	3,044	11.6%	379
Carlsbad East	2,368	7.8%	145	2,535	8.8%	217	2,608	7.7%	196
Carlsbad HB (3)	695	14.9%	134	623	14.3%	98	—	13.8%	—
Moab	411	16.0%	93	457	14.9%	95	596	13.5%	112
Wendover	379	16.2%	74	462	17.2%	97	447	17.5%	93
	6,385		768	7,068		859	6,695		780
Langbeinite Carlsbad East(2)	2,368	4.7%	162	2,535	4.3%	160	2,608	4.6%	177
Total Primary Products			930			1,019			957

(1)	Mill feed grade is shown as percent K2O.

(2)	Muriate of potash and langbeinite at our East mine were processed from the same ore.

(3)	Our HB mine began processing a small amount of ore in late 2013; however, no ore production or finished product is shown due to rounding.
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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
2015
Quarter ended December 31, 2015	$7.14	$2.63
Quarter ended September 30, 2015	$12.02	$5.35
Quarter ended June 30, 2015	$13.24	$10.85
Quarter ended March 31, 2015	$15.09	$10.92
2014
Quarter ended December 31, 2014	$15.57	$12.39
Quarter ended September 30, 2014	$16.98	$14.40
Quarter ended June 30, 2014	$17.64	$14.11
Quarter ended March 31, 2014	$17.29	$13.63

Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones US Basic Materials Index, and our peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on December 31, 2010, through December 31, 2015, assuming an initial investment of $100 and the reinvestment of dividends.

Dollars
200
180
160
140
120
100
80
60
40
20
0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
December 31, 2010	$100.00	$100.00	$100.00	$100.00
December 31, 2011	$60.69	$74.40	$102.11	$85.28
December 31, 2012	$57.86	$84.53	$118.45	$94.23
December 31, 2013	$43.05	$71.56	$156.82	$113.43
December 31, 2014	$37.72	$74.12	$178.28	$117.27
December 31, 2015	$8.02	$46.97	$180.75	$102.70

Holders
As of February 22, 2016, we had approximately 82 record holders of our common stock based upon information provided by our transfer agent.
Dividends
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements, and the terms and restrictions of our unsecured credit facility, senior notes, and other financing agreements at the time any payment is considered.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Sales	$287,183	$410,389	$336,312	$451,316	$442,954
Net (loss) Income	$(524,776)	$9,761	$22,275	$87,443	$109,411
(Loss) Earnings Per Share:
Basic	$(6.94)	$0.13	$0.30	$1.16	$1.46
Diluted	$(6.94)	$0.13	$0.30	$1.16	$1.45
Cash dividends declared and paid per common share	$—	$—	$—	$0.75	$—

	December 31,
	2015	2014	2013	2012	2011
Total assets	$640,484	$1,166,719	$1,175,273	$994,623	$932,870
Total debt	$150,000	$150,000	$150,000	$—	$—

Supplemental Selected Financial Data:

	December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and investments	$63,629	$89,879	$25,113	$57,747	$176,794
Stockholders’ equity	$426,526	$947,285	$933,971	$905,736	$871,133

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, which have been prepared assuming we will continue as a going concern. As discussed in Note 2 to the consolidated financial statements and below, the existence of a material uncertainty related to our compliance with financial covenants under our debt agreements raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

This Management Discussion and Analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the heading “Cautionary Note Regarding Forward‑Looking Statements,” in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Our Company
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 4% of total cost of goods sold in each of the last three years.
We produce potash at three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB mine near Carlsbad, New Mexico, a solution mine near Moab, Utah and a brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We are in the process of transitioning our East facility to Trio®-only production and expect this transition to be completed in mid-2016.

Significant Business Trends and Activities
Our financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, and financial position.
• Potash prices. Our average net realized sales price for potash remained essentially flat at $339 per ton in the year ended December 31, 2015, compared to $332 per ton in the year ended December 31, 2014. However, we experienced price declines sequentially during each quarter in 2015 due to concerns that global productive capacity exceeds demand. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The significant price decline in the second half of 2015 was primarily due to oversupply and the impact of a strong US dollar on global producers importing tonnage into the North American potash market. The interaction of global potash supply and demand, credit, ocean, land and barge freight rates, and currency fluctuations also influence pricing. We expect potash prices will continue to be pressured throughout 2016 as global and U.S. potash supply continues to exceed demand and as commodity prices continue to be pressured.
• Potash demand. We sold 587,000 tons of potash in the year ended December 31, 2015, a decrease of 328,000 tons compared to the year ended December 31, 2014. The decrease in sales volumes resulted primarily from soft demand during the second half of 2015. Our sales volumes reflect the uncertainty surrounding declining potash prices and our customers not wanting to take inventory price risk. We experienced weaker demand in the industrial markets in 2015 as compared to 2014 due to the decrease in oil and gas drilling in the U.S. We expect this trend to continue into 2016. As a result of the reduced demand, and limited inventory storage space, we temporarily curtailed production in late 2015 and early 2016 at our HB and West plants to manage inventory storage. If production continues to outpace demand, we may continue to utilize temporary curtailments to manage inventory levels.

Our ability to supply tons to our customers on a timely basis continues to be a fundamental element of our sales strategy. We utilize our geographic location, which is an advantage relative to other producers, as well as our strong distribution system, to effectively position product closer to our customers.
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
• Trio® prices and demand. Sales volumes for Trio® decreased 19,000 tons for the year ended December 31, 2015, as compared to the same period in 2014. Trio® demand was also negatively impacted by the overall softness in the fertilizer market.
    Our average net realized sales price for Trio® was $364 per ton in the year ended December, 31 2015, an increase from $349 per ton in the year ended December 31, 2014. We expect to see downward price pressure on the overall potassium markets in 2016; however, Trio® pricing has historically demonstrated more resiliency than the potash pricing due to Trio®'s unique nutrient make up and application to high-value crops. We continue to focus our efforts on maximizing our returns in the granular- and premium- domestic markets.
• Strategic rationalization of assets. We are taking actions to expand our Trio® production through the transition of our East facility to a Trio®-only facility. This transition, which we expect will be complete in mid-2016, will remove our highest-cost potash production from our portfolio and allow us to grow Trio® production. We expect the transition will allow us to replace East's potash tons with Trio® tons over time.
Following the transition of East to a Trio®-only facility, West will be our only conventional potash mine and our highest cost production facility. We are performing a strategic review to determine the long term viability of this facility given the current and expected potash pricing environment.
As we continue to rationalize assets, we expect to evaluate the underlying assumptions, including remaining asset lives, on the recoverability of our assets and these evaluations could result in accelerated depreciation or asset impairment charges in the future. In connection with our analysis of the recoverability of our long lived assets, due to the significant decrease in potash prices during the second half of 2015, in the fourth quarter of 2015, we recognized impairment charges of $324 million related to our East and West conventional mining facilities, and our North facility in New Mexico due to the continued decline in potash prices noted during this period.
• Costs associated with abnormal production. We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production, as described under generally accepted accounting principles. The assessment of normal production levels is judgmental and unique to each quarter.
During the third quarter of 2015, we received an order issued by the Mine Safety and Health Administration (“MSHA”) relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September, we continued to perform incremental maintenance on the ore hoisting shaft through the remainder of 2015, during which time production at the West mine was temporarily suspended.
During 2015, we temporarily suspended potash production at our East facility for a total of eleven days as we performed four separate plant tests relating to developing our plans to transition our East facility to Trio®-only production.
    As a result of the temporary suspensions of production, we determined that approximately $7.5 million and $2.9 million of production costs at our West and East facilities, respectively, would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed as period production costs. We compare actual production levels relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment. We expect to perform additional testing in early 2016 at our East facility prior to its transition to a Trio®-only facility in mid-2016.
• Weather impact. Our solar facilities experienced a below average evaporation season in 2014, which negatively impacted 2015 production rates at all facilities. In addition, in 2015, we experienced a below average evaporation season, and as a result, fewer potash crystals were formed in our evaporation ponds for harvesting during the harvest season that began in the fall of 2015 and will continue into early 2016. Therefore, we expect lower production from these facilities in 2016 as compared to 2015 and are evaluating cost reduction opportunities at our solar facilities during the evaporative season.

• Cash conservation and covenant compliance. We remain focused on conserving cash and implementing further cost savings initiatives. We are currently in compliance with the covenants under our debt agreements; however, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with these financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting covenant amendments, waivers, or forbearances and could include a possible reduction of our debt level (including the payment of prepayment penalties). Our failure to comply with these covenants would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. In addition, the amount available under our credit facility would be reduced to zero. Our credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report included in this Annual Report on Form 10-K contains a going concern modification, and therefore does not satisfy the credit facility covenant. If we are unable to provide an audit report without a going concern modification by March 31, 2016, or are unable to obtain a waiver of this covenant, our failure to comply with this covenant would result in an event of default that could result in the acceleration of all outstanding indebtedness.

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

	Year Ended December 31,
	2015	2014	2013
Production volume (in thousands of tons):
Potash	768	859	780
Langbeinite	162	160	177
Sales volume (in thousands of tons):
Potash	587	915	692
Trio®	163	182	123

Gross sales (in thousands):
Potash	$217,467	$334,323	$284,831
Trio®	69,716	76,066	51,481
Total	287,183	410,389	336,312
Freight costs (in thousands):
Potash	18,262	30,615	20,796
Trio®	10,461	12,608	8,060
Total	28,723	43,223	28,856
Net sales (in thousands)(1):
Potash	199,205	303,708	264,035
Trio®	59,255	63,458	43,421
Total	$258,460	$367,166	$307,456

Potash statistics (per ton):
Average net realized sales price(1)	$339	$332	$382
Cash operating costs(1)(2)(3)	203	198	195
Depreciation and depletion	77	69	52
Royalties	13	12	13
Total potash cost of goods sold	$293	$279	$260
Warehousing and handling costs	19	12	16
Average potash gross margin(1)(3)	$27	$41	$106

Trio® statistics (per ton):
Average net realized sales price(1)	$364	$349	$352
Cash operating costs(1)	203	194	201
Depreciation and depletion	58	59	55
Royalties	18	17	18
Total Trio® cost of goods sold	$279	$270	$274
Warehousing and handling costs	17	11	15
Average Trio® gross margin (1)(3)	$68	$68	$63

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $13 for the year ended December 31, 2015, $7 for the year ended 2014, and $9 for the year ended 2013. By-product credits were $7.9 million, $6.5 million and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(3)
Amounts presented exclude lower-of-cost-or-market inventory adjustments and costs associated with abnormal production. Lower-of-cost-or-market inventory adjustments were $54 per ton and $8 per ton of potash sold in the year ended December 31, 2015 and 2014, respectively. Costs associated with abnormal production were $14 per ton of potash produced in the year ended December 31, 2015. There were no costs associated with abnormal production in the years ended December 31, 2014 and 2013.

Results of Operations
Operating Highlights
Net loss for 2015 was $524.8 million, or $6.94 per diluted share, and cash flows from operating activities were $22.7 million. Our net loss for 2015 included long-lived asset impairment charges of $324 million in the fourth quarter of 2015 and a valuation allowance on our deferred tax assets, contributing to an income tax expense of $150 million for the year ended December 31, 2015.
Potash
The majority of our revenues and gross margin is derived from the production and sales of potash. Potash sales as a percentage of our net sales, which we calculate as gross sales less freight costs, and gross margin were as follows for the indicated periods.

	Contribution from
	Potash Sales
	Net Sales	Gross Margin
For the year ended December 31, 2015	77%	59%
For the year ended December 31, 2014	83%	75%
For the year ended December 31, 2013	86%	90%
We sold 587,000 tons of potash in 2015 compared with 915,000 tons in 2014. The decrease in sales volume was driven by uncertainty surrounding declining potash prices resulting from global and domestic potash supplies exceeding demand. As a result, customers have limited their exposure to inventory price risk, which resulted in decreased sales volumes in 2015 as compared to 2014. Our average net realized sales price of potash remained essentially flat at $339 per ton in 2015, as compared to $332 per ton in 2014. Beginning in the third quarter 2015, and intensifying through the fourth quarter 2015, the potash market experienced significant price declines due to global oversupply and producers importing tonnage into the North American potash market, in some cases by global producers seeking to reduce credit risk and take advantage of the strong U.S. dollar. We expect our average net realized sales price to decrease in 2016.
The table below shows our potash sales mix for 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
Agricultural	75%	76%	71%
Industrial	17%	19%	21%
Feed	8%	5%	8%

Our industrial sales are significantly influenced by oil and gas drilling activity. We believe our sales volumes to our industrial customers will decrease, and potentially pressure our net realized sales price, during 2016 as oil and gas drilling activity continues to slow in response to lower crude oil pricing.
Our production volume of potash in 2015 decreased to 768,000 tons, compared with 859,000 tons produced in 2014. The production decrease was due to reduced production at West due to the temporary suspensions of production noted above, as well as lower production at our solar solution facilities due to less favorable evaporative conditions in 2014 and 2015. These decreases were partially offset by increased production from our HB mine as it continued to ramp up production.
Trio®
Our Trio® production was flat in 2015 compared to 2014. We continue to focus our sales for granular- and premium-sized product in the domestic market. Our sales of Trio® decreased to 163,000 tons in 2015 as compared with 182,000 tons in 2014, as demand for Trio® was negatively affected by overall fertilizer price uncertainty, as noted above. We convert standard-sized product into premium-sized product through a process we call pelletization. The export market for the standard-sized product was relatively weak in 2015, highlighting the importance of our focus on improving the efficiency of our pelletization process and increasing the proportion of granular production.
Our average Trio® gross margin was essentially unchanged in 2015 as compared to 2014. Our average net realized sales price for Trio® increased by $15 per ton, but was offset by an increase of $9 per ton in cash operating costs for Trio® and an increase of $6 per ton in warehouse and handling costs.

Our export sales of Trio® tend to have more variability as to the timing of these sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
For the year ended December 31, 2015	91%	9%
For the year ended December 31, 2014	91%	9%
For the year ended December 31, 2013	76%	24%
Average Net Realized Sales Price
We experienced price declines sequentially during each quarter in 2015 due to concerns that global productive capacity exceeds demand. We expect our average net realized sales price to decrease in 2016.
The table below demonstrates the progression of our average net realized sales price for potash and Trio® through 2014 and 2015.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
December 31, 2015	$277	$330
September 30, 2015	$319	$379
June 30, 2015	$358	$383
March 31, 2015	$362	$367
December 31, 2014	$348	$354
September 30, 2014	$336	$351
June 30, 2014	$329	$350
March 31, 2014	$317	$340

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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy with a mixed ore body comprised of potash and langbeinite. This complex ore is currently processed through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that is mined at any particular time is subject to fluctuations due to the nature of the mineral deposits and influences the amount of tons of potash and langbeinite ultimately produced from the facility, which affects our production costs per ton for both products and affects our quarter-to-quarter results. Our total costs are also negatively impacted as we continue to perform plant tests relating to transitioning our East facility to Trio®-only production. We expect this transition to be completed in mid-2016.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 4.1%, 3.8% and 3.6% in 2015, 2014 and 2013, respectively.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the years ended December 31, 2015, 2014, and 2013 was (40.0)%, 9.7%, and 41.5%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion deduction and research and development credits. During the year ended December 31, 2015, our effective tax rate was impacted as a result of recording an additional valuation allowance of $300.3 million related to existing deferred tax assets, including $218.8 million for property, plant, equipment and mineral properties, $39.3 million for federal and state net operating losses, and $4.2 million for federal and state alternative minimum tax credits. The additional valuation allowance was recorded due to the uncertainty around our ability to generate sufficient taxable income to realize the deferred tax assets.
During the year ended December 31, 2014, our effective tax rate benefited from a discrete adjustment for the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards based on legislation passed by the State of New Mexico during the first quarter of 2014. Further, we benefited from a discrete adjustment related to the calculation of the benefit of the net operating loss carry back generated in 2013. The impact on our effective tax rate during 2014 of these discrete adjustments is more pronounced given the current level of income before income taxes
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
During the years ended December 31, 2015, 2014, and 2013, we recognized income tax expense of $150.0 million, $1.1 million and $15.8 million, respectively. In 2015, 2014, and 2013, we incurred a net operating loss for income tax purposes. A portion of the net operating loss for 2013 was carried back to 2011 and 2012 with the remaining amount carried forward, along with the net operating losses for 2014 and 2015, as a deferred tax asset.
Total tax expense for the year ended December 31, 2015, was comprised of $0.1 million of current income tax benefit and $150.1 million of deferred income tax expense. The majority of our income tax expense in 2015 resulted from the increase in our valuation allowance related to our deferred tax assets, as discussed above. Total tax expense for the year ended December 31, 2014, was comprised of $1.0 million of current income tax benefit and $2.1 million of deferred income tax expense. Total tax expense for the year ended December 31, 2013, was comprised of $14.3 million of current income tax expense and $30.1 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
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

Results of Operations for the Years ended December 31, 2015, and 2014
Net Sales
Net sales of potash decreased $104.5 million, or 34%, from $303.7 million for the year ended December 31, 2014, to $199.2 million for the year ended December 31, 2015. This decrease was primarily the result of a 36% decrease in sales volumes of potash at an essentially flat average net realized sales price. Sales volumes in 2015 decreased over those realized in 2014 due primarily to lower demand and the decreased purchasing of potash as North American supply pressured sales prices, particularly in the second half of 2015.
Net sales of Trio® decreased from $63.5 million for the year ended December 31, 2014, to $59.3 million for the year ended December 31, 2015, due to a 10% decrease in the volume of sales, partially offset by the average net realized sales price of Trio® increased $15 per ton. We continued to see solid demand for our Trio® product, particularly the granular-sized and premium-sized products; however, the margin opportunity for standard-sized Trio® was pressured in 2015. As a result, we continue to focus on converting standard-sized product to premium-sized product for sale in the domestic market.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2015	2014	Periods	% Change
Cost of goods sold (in millions)	$217.8	$303.9	$(86.1)	(28)%
Cost per ton of potash sold(1)	$293	$279	$14	5%
Cost per ton of Trio® sold(2)	$279	$270	$9	3%

(1)	Depreciation and depletion expense for potash was $45.4 million and $63.0 million in 2015 and 2014, respectively, which equates to $77 and $69 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $9.5 million and $10.7 million in 2015 and 2014, respectively, which equates to $58 and $59 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased as we experienced lower sales volumes in 2015 compared to 2014. Our cash operating costs per ton for 2015 increased compared to 2014, due to lower production at our East, West and Wendover facilities, partially offset by increased production at our HB mine and costs associated with the start-up of our HB plant in 2014. As noted above, we recorded lower-of-cost-or-market inventory adjustments, and costs associated with abnormal production and other costs, during 2015 of $31.8 million and $10.4 million, respectively, which are excluded from our cost of goods sold.
Total cost of goods sold of Trio® decreased on lower sales volumes in 2015 as compared to 2014. Production of langbeinite remained flat compared with 2014.
In total, our cost of goods sold decreased $86.1 million, or 28%, from $303.9 million in 2014 to $217.8 million in 2015, as a result of fewer tons of potash sold in 2015. As a percentage of sales, cost of goods sold increased as our per ton production costs increased resulting from increased contract labor costs, maintenance, and professional services during the year ended December 31, 2015.
On a comparative basis, and within our production costs, depreciation and depletion increased $5.3 million, or 7.1%, during 2015 primarily as a result of the accelerated depreciation of assets that will be taken out of service as a result of the transitioning of our East facility to Trio®-only. We expect this transition to be completed in mid-2016. Going forward, on a year-over-year basis, we expect depreciation expense to decrease significantly as a result of the impairment charges recognized in the fourth quarter of 2015.
Lower-of-Cost-or-Market Inventory Adjustments
During the years ended December 31, 2015 and 2014, we recorded charges of approximately $31.8 million and $8.2 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The $31.8 million of lower-of-cost-or-market adjustments recorded during the year ended December 31, 2015, related to our potash inventories from our conventional facilities, and resulted from our higher production costs per ton and overall lower potash pricing. Of the $8.2 million of lower-of-cost-or-market adjustments recorded during the year ended December 31, 2014, $4.0 million related to the start-up activities of our HB mine and $4.2 million related to inventory from our conventional facilities.
Costs Associated with Abnormal Production and Other
As discussed above, because of the temporary suspensions of production during 2015, we determined that approximately $7.5 million and $2.9 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in 2015 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
Selling and Administrative Expense
Selling and administrative expenses remained flat at $27.5 million in 2015 compared to $27.2 million in 2014.
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
In January 2016, in response to continued downward pressure on potash prices, we undertook additional cost-savings actions. These actions included the elimination of approximately 5% of our workforce and reductions in compensation and benefits (including elimination of annual bonuses for 2015 and 2016 for most employees). We expect to recognize a restructuring charge of approximately $400,000 in the first quarter of 2016. This restructuring charge is primarily comprised of severance-related payments.

Impairment of Long-Lived Assets
During the fourth quarter of 2015, we recognized impairment charges of $324 million related to our East and West conventional mining facilities, and our North facility in New Mexico due to the continued decline in potash prices noted during this period.
Other Operating Expense (Income)
In December 2015, a snowstorm caused damage to a portion of one of our warehouses in New Mexico and product stored in the warehouse. These damages, as well as alternative handling and storage costs are expected to be covered by our insurance policies at replacement value, less a $1 million deductible. We have submitted an insurance claim of $2.2 million and are awaiting our carrier's response. During the fourth quarter of 2015, we recognized $2.5 million of losses related to this snowstorm, and those losses are reflected in "Other operating (income) expense" in the accompanying consolidated statement of operations. We will recognize in income the portion of the proceeds from the insurance claim related to product losses if the claim is approved.

In late 2014, we initiated legal action to protest property tax valuations in New Mexico. In the second quarter of 2015, we reached an agreement with the State of New Mexico that resulted in a net $2.0 million reduction in previously paid property taxes. Accordingly, as the inventory produced during 2014 has since been sold, we recorded the settlement in "Other operating (income) expense" during the second quarter of 2015.

During 2013, our application for certain New Mexico employment-related credits was denied, and we recorded an additional allowance of $2.8 million related to the denied tax credits. In 2014, we received notice that the State of New Mexico had approved claims that had been previously denied. Accordingly, we reduced our estimate of the allowance related to the realizability of our claims by $4.1 million. The credits were for periods prior to 2014 and the inventory produced during that time has been sold; therefore, we recorded the decrease in the allowance as "Other operating (income) expense" in the accompanying consolidated statement of operations in 2014.

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
Net sales of Trio® increased from $43.4 million for the year ended December 31, 2013, to $63.5 million for the year ended December 31, 2014, due to a 48% increase in the volume of sales while the average net realized sales price of Trio® remained essentially flat. We saw strong demand for our Trio® product, particularly the granular-sized and premium-sized products; however, the margin opportunity for standard-sized Trio® in the export market was limited.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Year ended December 31,		Change Between
	2014	2013	Periods	% Change
Cost of goods sold (in millions)	$303.9	$212.9	$91.0	43%
Cost per ton of potash sold(1)	$279	$260	$19.0	7%
Cost per ton of Trio® sold(2)	$270	$274	$(4.0)	(1)%

(1)	Depreciation and depletion expense for potash was $63.0 million and $35.6 million in 2014 and 2013, respectively, which equates to $69 and $52 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $10.7 million and $6.8 million in 2014 and 2013, respectively, which equates to $59 and $55 on a per-ton basis.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, increased as we experienced higher sales volumes in 2014 compared to 2013. Further, although our cash operating costs per ton for 2014 were essentially flat compared to 2013, these costs were negatively impacted by lower production at our West facility and the costs associated with the start-up of our HB plant, offset by increased production at the HB plant and East facility. We recorded lower-of-cost-or-market inventory adjustments during 2014 of $8.2 million, of which $4.0 million related to the start-up activities of our HB mine, and approximately $3.9 million primarily related to standard-sized inventory at our East facility. The lower-of-cost-or market adjustments are excluded from our cost of goods sold.
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
Lower-of-Cost-or-Market Inventory Adjustments
During the year ended December 31, 2014, we recorded charges of approximately $8.2 million, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. Of the $8.2 million of lower-of-cost-or-market adjustments recorded during the year ended December 31, 2014, $4.0 million related to the start-up activities of our HB mine and $4.2 million related to inventory from our conventional facilities.

Selling and Administrative Expense
Selling and administrative expenses decreased $6.6 million, or 19%, to $27.2 million in 2014 from $33.8 million in 2013. The decrease was driven by a number of cost saving actions that were implemented during 2014 to better align our cost structure with the current business environment, including the cost reduction items noted below.
Restructuring Expense
In January 2014, in response to lower potash prices and the substantial completion of our major capital projects, we undertook a number of cost saving actions that were intended to better align our cost structure with the current business environment. These initiatives included the elimination of approximately 7% of the workforce, including employees supporting our major capital projects, reduction in the use of outside professionals, and cutbacks in other general and administrative areas.
Other Operating (Income) Expense
During 2013, our application for certain New Mexico employment-related credits was denied, and we recorded an additional allowance of $2.8 million related to the denied tax credits. In 2014, we received notice that the State of New Mexico had approved claims that had been previously denied. Accordingly, we reduced our estimate of the allowance related to the realizability of our claims by $4.1 million. The credits were for periods prior to 2014 and the inventory produced during that time has been sold; therefore, we recorded the decrease in the allowance as "Other operating (income) expense" in the accompanying consolidated statement of operations in 2014.
Also in 2013, we received a refund from the State of New Mexico related to a compensating tax refund submitted in prior periods. The receipt of the refund removed uncertainty about the amount and collection of the refund and therefore, we recorded $1.7 million of income, which was also recorded in "Other operating (income) expense" in the accompanying consolidated statement of operations in 2013.
Other Income (Expense)
In April 2013, we funded $2.0 million to settle all pension plan liabilities and recorded an additional expense of approximately $1.9 million to reflect the termination of the pension plan. This amount is recorded as "Other income (expense)" in the accompanying consolidated statement of operations in 2013, and represents the difference between the final amount funded, and the sum of the recorded pension liability and the unrecognized actuarial losses included in accumulated other comprehensive income.

Capital Investments
We expect our level of capital investment to be approximately $22 million to $27 million for 2016, the majority of which we expect to be sustaining capital. We anticipate our 2016 operating plans and capital programs will be funded out of operating cash flows and existing cash and investments. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Expected capital investment include amounts relating to the transition of our East facility to a Trio®-only facility, which we expect to be completed in mid-2016, and our efforts to optimize our langbeinite recovery techniques and maximize the amount of granular and premium-sized Trio® that we produce.
During 2015, we paid cash of $46.0 million for capital projects.
Liquidity and Capital Resources
As of December 31, 2015, we had cash, cash equivalents, and investments of $63.6 million.
This amount was made up of the following:
•$9.1 million in cash;

•	$0.3 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$50.5 million and $3.8 million invested in short and long-term investments, respectively.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations. We will continue to monitor our future sources and uses of cash and anticipate that we will make adjustments to our capital allocation strategies when, and if, determined by our Board of Directors. We also have the ability to borrow under our unsecured credit facility, to the extent available and subject to the limitations described below under the heading “Unsecured Credit Facility.”
We may use our credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments and possible repayments of debt.
The following summarizes our cash flow activity for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows provided by operating activities	$22,690	$127,486	$64,898
Cash flows used in investing activities	$(79,577)	$(59,624)	$(246,439)
Cash flows (used in) provided by financing activities	$(1,395)	$(667)	$148,316

Operating Activities
Total cash provided by operating activities for the year ended December 31, 2015, was $22.7 million, a decrease of $104.8 million compared with the year ended December 31, 2014. The primary driver of this decrease was lower sales volumes at a flat average net realized sales price for potash, as discussed previously, which resulted in a net loss.
Total cash provided by operating activities increased by $62.6 million in 2014 compared to 2013. The primary driver of this increase was higher sales volumes at a lower average net realized sales price for potash which, together, resulted in lower net income.
Investing Activities
Total cash used in investing activities increased $20.0 million in 2015 compared to 2014 primarily as a result of the increase in purchases of investments partially offset by decreased capital investment in 2014. Total cash used in investing activities decreased $186.8 million in 2014 compared to 2013 primarily as a result of the decrease in capital investments in 2014.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. In February 2016, we amended this unsecured credit facility to provide a revolving credit facility up to a maximum of $150 million. The actual amount available to us is limited by our leverage ratio, which may not exceed 3.5 to 1, and our fixed charge coverage ratio, which may not be below 1.3 to 1. As of December 31, 2015, our leverage ratio was 1.51 to 1 and our fixed charge coverage ratio was 5.99 to 1.
In January 2016, we entered into an amendment to modify the financial covenants under the credit facility. As amended our financial covenants are as follows:

•
Our maximum leverage ratio, calculated as the ratio of funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters, is 3.5 to 1. Funded indebtedness is calculated as total funded indebtedness less cash and cash equivalents up to a maximum of $75 million.

•
Our minimum fixed charge coverage ratio, calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters less maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness, is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million.

These ratios operate to limit the total amount available to us under the facility. If adjusted EBITDA remains flat or continues to decrease over several quarters with no change to indebtedness, our leverage ratio will remain at a level where less than $150 million is available to us. For example, as of December 31, 2015, $133 million was available to us under the facility due to an increase in our leverage ratio as a result of lower levels of adjusted EBITDA over the prior four fiscal quarters. Based on current market conditions, we expect that the total amount available to us under the facility will continue to be limited, potentially to zero, during 2016. We believe that any amounts available to us will be adequate to fund our operations and our capital investment projects.

We are currently in compliance with the covenants under our debt agreements; however, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with these financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting covenant amendments, waivers or forbearances, and could include a possible reduction of our debt level (including the payment of prepayment penalties). Our failure to comply with these covenants would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness (including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility). In addition, the amount available under the facility would be reduced to zero. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have sufficient cash on hand to satisfy these obligations. These factors raise substantial doubt about our ability to continue as a going concern. While we will continue to work with our existing lenders, there can be no assurance that we will be successful. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. As noted above, the audit report included in this Annual Report on Form 10-K contains a going concern modification, and therefore does not satisfy the credit facility covenant. If we are unable to provide an audit report without a going concern modification by March 31, 2016, or are unable to obtain a waiver of this covenant, our failure to comply with this covenant would result in an event of default that could result in the acceleration of all outstanding indebtedness (including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.
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
The facility is unsecured and is guaranteed by our material subsidiaries. We are currently in compliance with the covenants under the facility. The facility was amended in August 2015 to extend the maturity date by two years to August 2020. As of December 31, 2015, and December 31, 2014, there were no amounts outstanding under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future.
Unsecured Senior Notes
In April 2013, we received net proceeds of $149.3 million from the issuance of $150 million aggregate principal amount of the senior notes. The senior notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The senior notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the senior notes are unconditionally guaranteed by our material subsidiaries. In January 2016, we entered into an amendment to modify the financial covenants under the senior notes similar to the amendment under our credit facility, as described above. The amendment also provides that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1.
As described above, these ratios and other restricted covenants under the senior notes could limit our ability to engage in activities that we believe are in our long-term best interests. We are currently in compliance with the covenants under our debt agreements; however, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with our financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting covenant amendments, waivers, or forbearances and could include a possible reduction of our debt level (including the payment of prepayment penalties). Our failure to comply with these covenants would be an event of default that, waived, could result in the acceleration of all outstanding indebtedness (including the acceleration of any amounts outstanding under the credit facility discussed above).

Interest on the senior notes is paid semiannually on April 16 and October 16 of each year.
Contractual Obligations
As of December 31, 2015, we had contractual obligations totaling $284.0 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2016	2017	2018	2019	2020	More Than 5 Years
	(In thousands)
Long-term debt	$150,000	$—	$—	$—	$—	$60,000	$90,000
Fixed rate interest obligations on long-term debt	40,957	5,723	5,723	5,723	5,723	4,753	13,312
Operating lease obligations(1)	10,873	3,909	3,110	2,496	671	397	290
Purchase commitments(2)	6,698	6,698	—	—	—	—	—
Natural gas purchase commitments(3)	4,142	4,142	—	—	—	—	—
Asset retirement obligation(4)	58,395	—	1,597	1,325	1,325	2,325	51,823
Minimum royalty payments(5)	12,917	517	517	517	517	517	10,332
Total	$283,982	$20,989	$10,947	$10,061	$8,236	$67,992	$165,757

(1)	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars and other equipment.

(2)	Purchase contractual commitments include the approximate amount due vendors for non-cancelable purchase commitments for materials and services.

(3)
We have committed to purchase a minimum quantity of natural gas, which is priced at floating index‑dependent rates plus $0.06 to $0.15 per Million British Thermal Unit, estimated based on forward rates. Amounts are based on spot rates inclusive of estimated transportation costs and sales tax.

(4)
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2020. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today’s dollars and are undiscounted.

(5)	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements aside from the operating leases described above under “Contractual Obligations” and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from our estimates and assumptions, and these differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2015, included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is not recognized for these transactions until shipment because the risks and rewards of ownership have not transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined after shipment and agreed to with our customer, revenue is recognized when the final sales price is fixed and determinable and the other revenue recognition criteria have been met.
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
We evaluate production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and expensed directly during the applicable period. The assessment of normal production levels is judgmental and unique to each period. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal.
Parts inventory, including critical spares, that is not expected to be used within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to potentially exist if an asset group's total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the excess of the carrying amount of long-lived assets over its estimated fair value. Changes in significant assumptions underlying future cash flow estimates or fair values of asset groups may have a material effect on our financial position and results of operations. Sales price is a significant element of any cash flow estimate, particularly for higher cost operations. Other assumptions we estimate include, among other things, the economic life of the asset, sales volume, inflation, raw materials costs, cost of capital, tax rates and capital spending. These assumptions do not change in isolation; therefore, it is not practicable to present the impact of changing a single assumption.
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results or operating losses;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets;

•	underutilization of our tangible assets;

•	discontinuance of certain products by us or our customers;

•	a decrease in estimated mineral reserves; and

•	significant negative industry or economic trends.
In connection with our analysis of the recoverability of our long lived assets, due to the significant decrease in potash prices during the second half of 2015, in the fourth quarter of 2015, we recognized impairment charges of $324 million related to our East and West conventional mining facilities, and our North facility in New Mexico.
Although we believe the carrying values of our long-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise.
Asset Retirement Obligation—All of our mining properties involve certain reclamation liabilities as required by the states in which they operate or by the BLM. Reclamation costs are initially recorded as a liability associated with the asset to be reclaimed or abandoned, based on applicable inflation assumptions and discount rates. The accretion of this discounted liability is recognized as expense over the life of the related assets, and the liability is periodically adjusted to reflect changes in the estimates of the time or amount of the reclamation and abandonment costs. These asset retirement obligations are reviewed and updated at least annually with any changes in balances recorded as adjustments to the related assets and liabilities. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.
Planned Turnaround Maintenance—Each production operation typically shuts down periodically for planned maintenance activities. Our New Mexico operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, our HB, Moab, and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.
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
New Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report for a discussion of new accounting standards.
Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price, cash operating costs per ton and average potash and Trio® gross margin per ton. These non-GAAP financial measures should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of these non-GAAP financial measures varies among companies, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies.

We believe these non-GAAP financial measures provide useful information to investors for analysis of our business. We also refer to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. We believe these non-GAAP financial measures are widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.

Below is a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure, for the years ended December 31, 2015, 2014, and 2013:

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

	Year Ended December 31, 2015
	Potash	Trio®	Total
Sales	$217,467	$69,716	$287,183
Freight costs	18,262	10,461	28,723
Net sales	$199,205	$59,255	$258,460

Divided by:
Tons sold (in thousands)	587	163
Average net realized sales price per ton	$339	$364

	Year Ended December 31, 2014
	Potash	Trio®	Total
Sales	$334,323	$76,066	$410,389
Freight costs	30,615	12,608	43,223
Net sales	$303,708	$63,458	$367,166

Divided by:
Tons sold (in thousands)	915	182
Average net realized sales price per ton	$332	$349

	Year Ended December 31, 2013
	Potash	Trio®	Total
Sales	$284,831	$51,481	$336,312
Freight costs	20,796	8,060	28,856
Net sales	$264,035	$43,421	$307,456

Divided by:
Tons sold (in thousands)	692	123
Average net realized sales price per ton	$382	$352

Cash Operating Costs per Ton

Cash operating costs per ton is a non-GAAP financial measure that is calculated as total cost of goods sold divided by the number of tons sold in the period and then adjusted to exclude per-ton depreciation, depletion, and royalties. Total cost of goods sold is reported net of by-product credits and does not include warehousing and handling costs. We consider cash operating costs per ton to be useful because it represents our core, per-ton costs to produce potash and Trio®. We use cash operating costs per ton as an indicator of performance and operating efficiencies.

	Year Ended December 31, 2015
	Potash	Trio®	Total
Cost of goods sold	$172,355	$45,466	$217,821
Divided by sales volume (in thousands of tons)	587	163
Cost of goods sold per ton	$293	$279
Less per-ton adjustments
Depreciation and depletion	$77	$58
Royalties	13	18
Cash operating costs per ton	$203	$203

	Year Ended December 31, 2014
	Potash	Trio®	Total
Cost of goods sold	$254,752	$49,162	$303,914
Divided by sales volume (in thousands of tons)	915	182
Cost of goods sold per ton	$279	$270
Less per-ton adjustments
Depreciation and depletion	$69	$59
Royalties	12	17
Cash operating costs per ton	$198	$194

	Year Ended December 31, 2013
	Potash	Trio®	Total
Cost of goods sold	$179,207	$33,657	$212,864
Divided by sales volume (in thousands of tons)	692	123
Cost of goods sold per ton	$260	$274
Less per-ton adjustments
Depreciation and depletion	$52	$55
Royalties	13	18
Cash operating costs per ton	$195	$201

Average Potash and Trio® Gross Margin per Ton
Average potash and Trio® gross margin per ton are non-GAAP financial measures that are calculated by subtracting the sum of per ton total cost of goods sold and per ton warehousing and handling costs from the average net realized sales price. We believe these measures are useful because they represent the average margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton." Amounts presented exclude $54 per ton, $9 per ton and $5 per ton of potash sold relating to lower-of-cost-or-market inventory adjustments during the three years ended December 31, 2015, 2014, and 2013, respectively. Further, our average potash gross margin per ton excludes costs associated with abnormal production of $14 per ton of potash produced during the year ended December 31, 2015. There were no abnormal production costs in the years ended December 31, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
Potash
Average potash net realized sales price*	$339	$332	$382
Less total potash cost of goods sold	293	279	260
Less potash warehousing and handling costs	19	12	16
Average potash gross margin per ton	$27	$41	$106

	Year Ended December 31,
	2015	2014	2013
Trio®
Average Trio® net realized sales price*	$364	$349	$352
Less total Trio® cost of goods sold	279	270	274
Less Trio® warehousing and handling costs	17	11	15
Average Trio® gross margin per ton	$68	$68	$63

* The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our net sales and profitability are determined principally by the price of potash and Trio® and, to a lesser extent, by the price of natural gas and other commodities used in the production of potash and langbeinite. The price of potash and Trio® is influenced by agricultural demand, global and domestic supply, and the prices of agricultural commodities. Decreases in agricultural demand, increases in supply, or decreases in agricultural commodity prices have, and could continue to reduce our agricultural potash and Trio® sales. Natural gas and oil prices have declined enough to result in a reduction in drilling activity, our industrial potash sales have and could continue to decline.
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2015, we had no natural gas derivative contracts.
Interest Rate Fluctuations
Balances outstanding under our $150 million unsecured credit facility bear interest at a floating rate which, at our option, is either (1) the London Interbank Offered Rate (LIBOR) plus a margin of between 1.125% and 2.25%, depending upon our leverage ratio as defined in the facility; or (2) an alternative base rate plus a margin of between 0.125% and 1.25%, depending upon our leverage ratio as defined in the facility. The interest rate paid under our unsecured credit facility on any debt varies both with the change in LIBOR and with our leverage ratio. As of December 31, 2015, no amounts were outstanding on this facility.
The $150 million aggregate principal amount of senior notes bear interest at a fixed rate. Therefore, we do not bear interest rate risk on these senior notes. The fair value of the senior notes does, however, fluctuate based on the assessment of our credit and movements in market interest rates. As of December 31, 2015, the estimated fair value of these notes is $141 million.
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
Specifically, the U.S. imports the majority of its potash, including from Canada, Russia and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies continue to weaken in comparison to the U.S. dollar, foreign suppliers may choose to lower prices proportionally to increase sales volumes while again maintaining a margin in their local currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company anticipates that due to current market conditions, they may not meet their current debt covenant requirements in 2016, which could result in the acceleration of debt maturities and other remedies pursuant to the terms of the debt. These matters raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intrepid Potash, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on Intrepid Potash, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Intrepid Potash, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 29, 2016

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$9,307	$67,589
Short-term investments	50,523	10,434
Accounts receivable:
Trade, net	9,743	28,561
Other receivables, net	1,470	3,600
Inventory, net	106,531	84,094
Other current assets	18,225	4,853
Total current assets	195,799	199,131
Property, plant, equipment, and mineral properties, net	419,476	785,250
Long-term parts inventory, net	17,344	16,366
Long-term investments	3,799	11,856
Other assets, net	4,066	4,035
Non-current deferred tax asset, net	—	150,081
Total Assets	$640,484	$1,166,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$15,709	$19,953
Related parties	45	55
Accrued liabilities	15,429	12,483
Accrued employee compensation and benefits	7,409	12,069
Other current liabilities	547	2,075
Total current liabilities	39,139	46,635

Long-term debt	150,000	150,000
Asset retirement obligation	22,951	20,389
Other non-current liabilities	1,868	2,410
Total Liabilities	213,958	219,434

Commitments and Contingencies

Common stock, $0.001 par value; 100,000,000 shares
authorized; and 75,702,700 and 75,536,741 shares
outstanding at December 31, 2015, and 2014, respectively	76	76
Additional paid-in capital	580,227	576,186
Accumulated other comprehensive loss	(52)	(28)
Retained (deficit) earnings	(153,725)	371,051
Total Stockholders' Equity	426,526	947,285
Total Liabilities and Stockholders' Equity	$640,484	$1,166,719
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales	$287,183	$410,389	$336,312
Less:
Freight costs	28,723	43,223	28,856
Warehousing and handling costs	13,939	13,062	13,027
Cost of goods sold	217,821	303,914	212,864
Lower-of-cost-or-market inventory adjustments	31,772	8,186	3,650
Costs associated with abnormal production and other	10,405	—	—
Gross (Deficit) Margin	(15,477)	42,004	77,915

Selling and administrative	27,486	27,223	33,768
Accretion of asset retirement obligation	1,696	1,623	1,499
Restructuring expense	—	1,827	—
Impairment of long-lived assets	323,796	—	—
Other operating expense (income)	1,335	(4,449)	1,806
Operating (Loss) Income	(369,790)	15,780	40,842

Other Income (Expense)
Interest expense, net	(6,351)	(6,232)	(1,531)
Interest income	763	186	524
Other income (expense)	575	1,077	(1,742)
(Loss) Income Before Income Taxes	(374,803)	10,811	38,093

Income Tax Expense	(149,973)	(1,050)	(15,818)
Net (Loss) Income	$(524,776)	$9,761	$22,275

Weighted Average Shares Outstanding:
Basic	75,669,489	75,504,677	75,378,655
Diluted	75,669,489	75,630,323	75,406,727
(Loss) Earnings Per Share:
Basic	$(6.94)	$0.13	$0.30
Diluted	$(6.94)	$0.13	$0.30
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net (Loss) Income	$(524,776)	$9,761	$22,275
Other Comprehensive (Loss) Income:
Pension liability adjustment (net of tax effect of $(1,115))	—	—	1,700
Unrealized (loss) gain on investments available for sale (net of tax effect of $15, $13, and $(12), respectively)	(24)	(18)	19
Other Comprehensive (Loss) Income	(24)	(18)	1,719
Comprehensive (Loss) Income	$(524,800)	$9,743	$23,994

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	75,312,805	$75	$568,375	$(1,729)	$339,015	$905,736
Pension liability adjustment	—	—	—	1,700	—	1,700
Unrealized gain on investment available for sale, net of tax	—	—	—	19	—	19
Net income	—	—	—	—	22,275	22,275
Stock-based compensation	—	—	5,123	—	—	5,123
Change in excess income tax benefit from stock- based compensation	—	—	(230)	—	—	(230)
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	92,605	—	(652)	—	—	(652)
Balance, December 31, 2013	75,405,410	75	572,616	(10)	361,290	933,971
Unrealized loss on investment available for sale, net of tax	—	—	—	(18)	—	(18)
Net income	—	—	—	—	9,761	9,761
Stock-based compensation	—	—	4,237	—	—	4,237
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	131,331	1	(667)	—	—	(666)
Balance, December 31, 2014	75,536,741	76	576,186	(28)	371,051	947,285
Unrealized loss on investments available for sale, net of tax	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(524,776)	(524,776)
Stock-based compensation	—	—	5,080	—	—	5,080
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	165,959	—	(1,039)	—	—	(1,039)
Balance, December 31, 2015	75,702,700	$76	$580,227	$(52)	$(153,725)	$426,526

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (loss) income	$(524,776)	$9,761	$22,275
Impairment of long-lived assets	323,796	—	—
Deferred income taxes	150,096	2,121	30,092
Depreciation, depletion, and accretion	87,676	80,560	61,303
Stock-based compensation	5,080	4,237	5,123
Loss on settlement of pension liabilities	—	—	1,872
Loss on disposal of assets	679	—	—
Lower-of-cost-or-market inventory adjustments	31,772	8,186	3,650
Other	1,847	326	2,522
Changes in operating assets and liabilities:
Trade accounts receivable, net	18,818	(7,724)	10,671
Other receivables, net	2,126	3,857	1,668
Refundable income taxes	(201)	15,609	(12,417)
Inventory, net	(55,188)	8,834	(57,647)
Other current assets	(13,227)	714	(150)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,553)	1,978	(2,752)
Other liabilities	(255)	(973)	(1,312)
Net cash provided by operating activities	22,690	127,486	64,898

Cash Flows from Investing Activities:
Additions to property, plant, and equipment and mineral properties	(46,016)	(61,770)	(250,485)
Proceeds from sale of property, plant, and equipment, and mineral properties	—	17	6,088
Purchases of investments	(78,568)	(20,197)	(80,235)
Proceeds from sale of investments	45,007	22,326	78,193
Net cash used in investing activities	(79,577)	(59,624)	(246,439)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	150,000
Debt issuance costs	(356)	—	(1,032)
Employee tax withholding paid for restricted stock upon vesting	(1,039)	(667)	(652)
Net cash (used in) provided by financing activities	(1,395)	(667)	148,316

Net Change in Cash and Cash Equivalents	(58,282)	67,195	(33,225)
Cash and Cash Equivalents, beginning of period	67,589	394	33,619
Cash and Cash Equivalents, end of period	$9,307	$67,589	$394

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.2 million, $0.4 million, and $2.6 million of capitalized interest	$6,080	$5,809	$772
Income taxes	$13	$(16,510)	$25
Accrued purchases for property, plant, and equipment, and mineral properties	$3,778	$4,945	$29,692
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash (“potassium chloride” or “potash”) in the United States and one of two producers of langbeinite (“sulfate of potash magnesia”), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt and magnesium chloride.
We own three solution mining facilities and two conventional underground mining facilities that we utilize for producing potash. Our solution mining production comes from our HB mine near Carlsbad, New Mexico, a solution mine near Moab, Utah and a brine recovery mine in Wendover, Utah. Our conventional production comes from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. Trio® production comes from underground conventional mining of a mixed ore body that contains both potash and langbeinite, which is mined and processed at the East facility near Carlsbad, New Mexico. We are in the process of transitioning our East facility to a Trio®-only production facility and expect this transition to be completed in mid-2016.
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
Basis of Presentation-Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We are currently in compliance with the covenants under our debt agreements; however, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with these financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting covenant amendments, waivers or forbearances, and could include a possible reduction of our debt level, including the payment of prepayment penalties. Our failure to comply with these covenants would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes and any amounts outstanding under our credit facility. In addition, the amount available under our credit facility would be reduced to zero. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Due to this material uncertainty, there is substantial doubt about our ability to continue as a going concern. While we will continue to work with our existing lenders, there can be no assurance that we will be successful. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of receivables, estimated future net cash flows used in long-lived assets impairment analysis, the related valuation of our long-lived assets, valuation of our deferred tax assets and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of our mineral properties, the useful lives of related property, plant, and equipment, depreciation expense, and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is not recognized for these transactions until shipment because the risks and rewards of ownership have not transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined after shipment and agreed to with our customer, revenue is recognized when the final sales price is fixed and determinable and the other revenue recognition criteria have been met.
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
We evaluate or production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and expensed directly during the applicable period. The assessment of normal production levels is judgmental and unique to each period. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal.
Parts inventory, including critical spares, that is not expected to be used within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if an asset group's total estimated net future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the excess of the carrying amount of long-lived assets over its estimated fair value. Changes in significant assumptions underlying future cash flow estimates or fair values of asset groups may have a material effect on our financial position and results of operations. Sales price is a significant element of any cash flow estimate, particularly for higher cost operations. Other assumptions we estimate include, among other things, the economic life of the asset, sales volume, inflation, raw materials costs, cost of capital, tax rates and capital spending.
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results or operating losses;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets;

•	underutilization of our tangible assets;

•	discontinuance of certain products by us or our customers;

•	a decrease in estimated mineral reserves; and

•	significant negative industry or economic trends.

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
Pronouncements Issued But Not Yet Adopted—In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this standard we will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of these costs will continue to be reported as interest expense. This guidance is effective for us beginning January 1, 2016, but early adoption is allowed. Retrospective application is required. Upon adoption, the deferred financing costs associated with our long-term debt will be reclassified from “Other current assets” and “Other assets, net" to “Long-term debt.”
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standard—In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this guidance as of December 31, 2015, and to apply the guidance retrospectively to all periods presented. Accordingly, we reclassified the December 31, 2014, amount of $3.4 million of deferred tax assets from current to noncurrent.

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

	Year Ended December 31,
	2015	2014	2013
Anti-dilutive effect of non-vested restricted common stock	468,737	—	142,968

Anti-dilutive effect of stock options outstanding	294,318	331,571	317,433

Anti-dilutive effect of performance units	167,443	—	—

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(524,776)	$9,761	$22,275
Basic weighted average common shares outstanding	75,669	75,505	75,379
Add: Dilutive effect of non-vested restricted common stock	—	115	21
Add: Dilutive effect of stock options outstanding	—	—	2
Add: Dilutive effect of non-vested performance units	—	10	5
Diluted weighted average common shares outstanding	75,669	75,630	75,407
(Loss) Earnings per share:
Basic	$(6.94)	$0.13	$0.30
Diluted	$(6.94)	$0.13	$0.30

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2015, and 2014 (in thousands):

	December 31,
	2015	2014
Cash	$9,056	$16,506
Commercial paper and money market accounts	251	51,083
Total cash and cash equivalents	$9,307	$67,589

Corporate bonds	$49,518	$9,432
Certificates of deposit and time deposits	1,005	1,002
Total short-term investments	$50,523	$10,434

Corporate bonds	$3,799	$11,856
Total long-term investments	$3,799	$11,856

Total cash, cash equivalents, and investments	$63,629	$89,879

The following table summarizes the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of December 31, 2015, and 2014 (in thousands):

	December 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$53,403	$6	$(92)	$53,317
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale securities	$54,408	$6	$(92)	$54,322

	December 31, 2014
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$21,335	$1	$(48)	$21,288
Certificates of deposit and time deposits	1,002	—	—	1,002
Total available-for-sale securities	$22,337	$1	$(48)	$22,290
For the years ended December 31, 2015, 2014, and 2013, we recognized an immaterial amount of gross realized gains and losses on the sale of investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2015, and 2014, respectively (in thousands):

	December 31,
	2015	2014
Finished goods product inventory	$65,200	$44,137
In-process mineral inventory	19,769	19,584
Total product inventory	84,969	63,721
Current parts inventory, net	21,562	20,373
Total current inventory, net	106,531	84,094
Long-term parts inventory, net	17,344	16,366
Total inventory, net	$123,875	$100,460
Parts inventories are shown net of any required allowances. During the years ended December 31, 2015, 2014, and 2013, we recorded charges of approximately $31.8 million, $8.2 million, and $3.7 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
During the third quarter of 2015, we received an order issued by MSHA relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September, we continued to perform incremental maintenance on the ore hoisting shaft into the fourth quarter of 2015, during which time production at the West mine was temporarily suspended. Also during the second half of 2015, we temporarily suspended potash production at our East facility for a total of eleven days as we performed four separate Trio®-only testing runs.
As a result of the temporary suspensions of production, we determined that approximately $7.5 million and $2.9 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the period incurred as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT AND MINERAL PROPERTIES
“Property, plant, and equipment and mineral properties, net" were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2015	2014	Lower Limit	Upper Limit
Buildings and plant	$81,208	$268,032	2	25
Machinery and equipment	209,920	529,358	1	25
Vehicles	4,747	13,799	3	7
Office equipment and improvements	12,001	19,260	2	20
Ponds and land improvements	55,951	73,933	1	25
Total depreciable assets	363,827	904,382
Accumulated depreciation	$(80,707)	$(271,294)
Total depreciable assets, net	$283,120	$633,088

Mineral properties and development costs	139,751	163,197	10	25
Accumulated depletion	(17,254)	(17,544)
Total depletable assets, net	122,497	145,653

Land	$719	$909
Construction in progress	13,140	5,600
Total property, plant, equipment, and mineral properties, net	$419,476	$785,250
In the fourth quarter of 2015, due to the decline in potash prices, we recognized $324 million of impairment charges related to our East and West conventional mining facilities, and our North facility in New Mexico. Our estimated fair values were determined primarily using the market values in exchange method. As such, we have determined that the non-recurring fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.
We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation	$79,999	$74,534	$57,670
Depletion	5,981	4,403	2,134
Accretion	1,696	1,623	1,499
Total incurred	$87,676	$80,560	$61,303

We recorded approximately $4.8 million of additional depreciation in 2015, as a result of the accelerated depreciation of assets that will be taken out of service as a result of the transitioning of our East facility to Trio®-only. This accelerated depreciation increased our operating loss and our net loss by $4.8 million for the year ended December 31, 2015 and increased our basic and diluted loss per share by $0.07.

Note 7 — Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

	December 31,
	2015	2014
	(in thousands)
Final price deferred (1)	$13,412	$—
Prepaid expenses	4,358	4,577
Other current assets	$455	276
Total Other current assets	$18,225	$4,853

(1) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale. Revenue has not been recognized as the amount is not fixed or determinable.

	December 31,
	2015	2014
	(in thousands)
Customer deposits	$3,710	$—
Accrued construction in progress	3,406	1,997
Accrued property taxes	1,560	2,642
Accrued utilities	717	2,207
Other accrued liabilities	6,036	5,637
Total Accrued liabilities	$15,429	$12,483

Note 8 — DEBT
Unsecured Credit Facility—We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. In February 2016, we amended this unsecured credit facility to provide a revolving credit facility of up to $150 million. The actual amount available to us is limited by our leverage ratio, which may not exceed 3.5 to 1, and our fixed charge coverage ratio, which may not be below 1.3 to 1. As of December 31, 2015, $133 million of the facility was available to us as a result of the operation of these ratios. We were in compliance with the covenants under the credit facility as of December 31, 2015. However, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with our financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include covenant amendments, waivers, or forbearances and could include a possible reduction of our debt level, including the payment of prepayment penalties. Our failure to comply with these covenants would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility. In addition, the amount available under the facility would be reduced to zero. The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. As noted above, the audit report accompanying these financial statements contains a going concern modification, and therefore does not satisfy the credit facility covenant. If we are unable to provide an audit report without a going concern modification by March 31, 2016, or are unable to obtain a waiver of this covenant, our failure to comply with this covenant would result in an event of default that could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.
In January 2016, we entered into an amendment to modify the financial covenants under the credit facility. As amended, our financial covenant requirements are as follows:

•
Our maximum leverage ratio (calculated as the ratio of funded indebtedness to adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) for the prior four fiscal quarters) is 3.5 to 1, where funded indebtedness is calculated as total funded indebtedness minus cash and cash equivalent investments on hand up to a maximum of $75 million.

•
Our minimum fixed charge coverage ratio (calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness) is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million.

The facility is unsecured and is guaranteed by our material subsidiaries. The facility was amended in August 2015 to extend the maturity date by two years to August 2020. As of December 31, 2015, and 2014, there were no amounts outstanding under the facility. During 2014, we borrowed and repaid $17 million under the demand portion of the credit facility for near-term working capital needs.
Unsecured Senior Notes—In April 2013, we issued $150 million aggregate principal amount of unsecured senior notes pursuant to a note purchase agreement. We received proceeds of $149.3 million, net of offering costs. The senior notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The senior notes are senior unsecured obligations and rank equally in right of payment with any of our other unsubordinated unsecured indebtedness. The obligations under the senior notes are unconditionally guaranteed by our material subsidiaries. In January 2016, we entered into an amendment to modify the financial covenants under the senior notes so that they are similar to the financial covenants under our credit facility, as described above. The amendment also provides that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1. As described above, these ratios and other restricted covenants under the senior notes could limit our ability to engage in activities that we believe are in our long-term best interests. We were in compliance with the covenants under the senior notes as of December 31, 2015. However, if current market conditions continue, we anticipate that our EBITDA levels will not be sufficient for us to maintain compliance with our financial covenants through 2016. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting, covenant amendments, waivers, or forbearances and could include possible reduction of our debt levels (including the payment of prepayment penalties). Our failure to comply with these covenants under the senior notes would be an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness (including any amounts outstanding under our credit facility described above).
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense for the years ended December 31, 2015, 2014, and 2013 of $6.6 million, $6.7 million, and $4.9 million, respectively. We capitalized $0.3 million, $0.5 million, and $3.4 million of interest during the years ended December 31, 2015, 2014, and 2013, respectively.

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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2015	2014	2013
Asset retirement obligation, at beginning of period	$22,037	$21,047	$20,579
Liabilities settled	(86)	(125)	(571)
Liabilities incurred	—	69	351
Changes in estimated obligations	(696)	(577)	(811)
Accretion of discount	1,696	1,623	1,499
Total asset retirement obligation, at end of period	$22,951	$22,037	$21,047
The current portion of asset retirement obligations of $0 million and $1.6 million was included in "Other" current liabilities on the consolidated balance sheets as of December 31, 2015, and 2014, respectively. The undiscounted amount of asset retirement obligation is $58.4 million as of December 31, 2015, of which we estimate approximately $6.6 million in payments may occur in the next five years.

Note 10 — COMPENSATION PLANS
Cash Bonus Plan—We have cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants’ individual performance. We accrue cash bonus expense related to the current year’s performance. We have suspended a majority of our cash bonus programs for 2016 as part of our cost saving initiatives.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2015, the following awards were outstanding under the plan: 459,663 shares of non-vested restricted shares of common stock; non-vested performance units representing 5,297 shares of common stock; and options to purchase 241,961 shares of common stock. As of December 31, 2015, approximately 3.0 million shares of common stock remained available for issuance under the Plan.
Common Stock—On an annual basis, under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has approved the award of shares of common stock to the non-employee members of the Board of Directors as compensation for service for the period ending on the date of our annual stockholders’ meeting for the following year. During the years ended December 31, 2015, 2014 and 2013, the Compensation Committee approved awards of 28,568, 21,144 and 17,680 shares of common stock, respectively. These shares of common stock were granted without restrictions and vested immediately.
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
In 2015, 2014, and 2013, the Compensation Committee has granted restricted shares of common stock under the Plan in the first quarter of each year to our executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $3.4 million, $3.6 million and $3.5 million, for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts are net of estimated forfeiture adjustments. As of December 31, 2015, there was $4.0 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.
A summary of activity relating to our non-vested restricted shares of common stock for the year ended December 31, 2015, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	464,769	$16.49
Granted	237,256	$14.28
Vested	(201,261)	$17.76
Forfeited	(41,101)	$15.09
Non-vested restricted shares of common stock, end of period	459,663

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
In 2013 and 2012, the Compensation Committee granted performance units under the Plan to certain members of our executive management team as part of the annual equity award program. The performance units vest ratably over three years and payout, if any, is based on operational- and market-based conditions relating to the year of grant. The time frames for meeting both the operational- and market-based conditions of the 2013 and 2012 grants have passed, and a total of 5,297 shares of common stock are available for future payout under these performance units, subject to continued employment of the individual grantees through the vesting dates. We recognized stock-based compensation expense related to all performance units of approximately $1.3 million, $0.2 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

For the years ended December 31, 2014, and 2013, we recognized stock-based compensation related to previously issued stock options of approximately $0.1 million and $0.6 million, respectively. As of December 31, 2014, all outstanding stock options were fully vested. Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.
A summary of our stock option activity for the year ended December 31, 2015, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock
options, beginning of period	326,375	$26.19
Exercised	—
Forfeited	(84,414)	$27.19
Expired	—
Outstanding non-qualified stock
options, end of period	241,961	$25.85	$—	3.5

Vested or expected to vest, end
of period	241,961	$25.85	$—	3.5

Exercisable non-qualified
stock options, end of period	241,961	$25.85	$—	3.5

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11 — INCOME TAXES
We utilize the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the tax jurisdictions in which we are doing business. For each jurisdiction, we estimate the actual amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current portion of income tax expense (benefit):
Federal	$—	$(1,108)	$(14,243)
State	(123)	37	(31)
Deferred portion of income tax expense:
Federal	116,128	2,858	25,050
State	33,968	(737)	5,042
Total income tax expense	$149,973	$1,050	$15,818

As of December 31, 2015, and 2014, we had gross deferred tax assets of $300.6 million and $150.3 million, respectively. Included in deferred tax assets as of December 31, 2015, were approximately $112.3 million of federal net operating loss carry forwards which expire beginning in 2033, $1.9 million of federal research and development credits which begin to expire in 2031, and approximately $4.2 million in federal alternative minimum tax credits.
Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$218,784	$91,236
Net operating loss carryforward	39,300	25,375
Other	18,705	14,698
Asset retirement obligation	10,233	9,730
Inventory	6,914	1,242
AMT credits	4,226	4,226
Equity compensation	3,416	3,035
Accrued employee compensation and benefits	731	2,634
Prepaid expenses	(1,708)	(1,827)
Total deferred tax assets	300,601	150,349
Valuation allowance	(300,601)	(268)
Deferred tax asset, net	$—	$150,081

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years, as permitted by regulation, and the availability of tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies.
As of December 31, 2015, we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. As such, we increased the valuation allowance by $300.3 million during 2015, which is reflected in income tax expense for the year ended December 31, 2015. Our deferred tax asset, net of the valuation allowance, at December 31, 2015 and 2014 is zero and $150.1 million, respectively. There are no items that require disclosure in accordance with the FASB guidance on accounting for uncertainty in income taxes.
A summary of our valuation allowance activity is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Valuation allowance, at beginning of period	$268	$1,966
Charged to costs and expenses	300,333	—
Deductions	—	(1,698)
Valuation allowance, at end of period	$300,601	$268

The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which we are doing business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the statement of operations.
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
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2015	2014	2013
Federal taxes at statutory rate	$(131,181)	$3,784	$13,333
Add:
State taxes, net of federal benefit	(18,639)	230	3,322
Domestic production activities deduction	—	—	1,265
Change in valuation allowance	300,333	(1,698)	1,841
Research and development credits	—	—	(1,560)
Change in state tax rate	—	740	(948)
Percentage depletion	(1,285)	(1,922)	(1,841)
Other	745	(84)	406
Net expense as calculated	$149,973	$1,050	$15,818

Effective tax rate	(40.0)%	9.7%	41.5%

During the year ended December 31, 2015, our effective tax rate was impacted by the increase in our valuation allowance of $300.3 million, as discussed above.

During the year ended December 31, 2014, our effective tax rate benefited from a discrete adjustment related to the reversal of a $1.7 million valuation allowance related to our New Mexico net operating loss carry forwards, those carry forwards became fully realizable based on legislation passed by the State of New Mexico during the first quarter of 2014. Further, we benefited from a discrete adjustment related to the calculation of the benefit of the net operating loss carry back generated in 2013. The impact on our effective tax rate during 2014 of these discrete adjustments is more pronounced given the level of income before income taxes.

As of December 31, 2013, our estimate of our blended state tax rate increased, resulting in an increase of the value of the deferred tax asset by a net $0.9 million to reflect changes in business conditions in concert with changes in apportionment rules of the states in which we operate, and a decrease in the state tax rate for the state of New Mexico.

Note 12 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2015, and 2014, we had $18.7 million and $17.3 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2015, and 2014, $0.5 million and $0.5 million consisted of long-term restricted cash deposits reflected in “Other” long-term assets on the balance sheet, and $18.3 million and $16.8 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
In March 2014, as a result of its continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. In the fourth quarter of 2014, we received notice that additional claims previously denied had also been approved. Accordingly, during the fourth quarter 2014, we reduced our previously established allowance by $1.2 million to reflect the collectability of these claims. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned has since been sold, we recorded the reversal of the allowance as "Other (income) expense" in the consolidated statement of operations for the year ended December 31, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. As of December 31, 2015, we had a receivable of $0.1 million, net of an allowance of $0.4 million, associated with the New Mexico High Wage Jobs Credits and intend to continue to vigorously pursue recovery of all unpaid credits.
Legal— We are subject to litigation. We have determined that there are no material claims outstanding as of December 31, 2015. We have established a legal accrual for loss contingencies that are considered probable and reasonably estimable.
Future Operating Lease Commitments—We have certain operating leases for land, mining and other operating equipment, an airplane, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below.

Years Ending December 31,	(In thousands)
2016	$3,909
2017	3,110
2018	2,496
2019	671
2020	397
Thereafter	290
Total	$10,873

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2015	$7,216
For the year ended December 31, 2014	$6,979
For the year ended December 31, 2013	$4,428

In December 2015, a snowstorm caused damage to a portion of one of our warehouses in New Mexico and product stored in the warehouse. These damages, as well as alternative handling and storage costs, are expected to be covered by our insurance policies at replacement value, less a $1 million deductible. We have submitted an insurance claim of $2.2 million and are awaiting our carriers response. During the fourth quarter 2015, we recognized $2.5 million of losses related to this snowstorm, and those losses are reflected in “Other operating expense” in the accompanying consolidated statement of operations. We will recognize in income the portion of the proceeds from the insurance claim related to product losses if the claim is approved.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2015 and 2014. (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$53,317	$—	$53,317	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$21,288	$—	$21,288	$—

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
Financial Instruments—The carrying values and fair values of our financial instruments as of December 31, 2015, and December 31, 2014, are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$150,000	$141,000	$150,000	$138,000
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

Note 15 — EMPLOYEE BENEFITS
401(k) Plan
We maintain a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service ("IRS") to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. In the past, we have matched employee contributions on a dollar-for-dollar basis up to a maximum of 5% of the employee’s base compensation. In January 2016, we elected to indefinitely suspend matching employee contributions to the 401(k) Plan. Our contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
For the year ended December 31, 2015	$2,277
For the year ended December 31, 2014	$2,270
For the year ended December 31, 2013	$2,323

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

The following table (in thousands, except percentages) provides a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets for the year ended December 31, 2013, as measured on that date, and a statement of the funded status as of December 31, 2013.

Year Ended December 31
2013
Obligations and funded status at period end:
Change in benefit obligation:
Projected benefit obligation at beginning of period	$5,486
Interest cost	28
Benefit payments	(5,721)
Actuarial losses	207
Plan amendments	—
Projected benefit obligation at end of period	—
Accumulated benefit obligation at end of period	—
Change in plan assets:
Fair value of plan assets at beginning of period	$3,702
Actual return on assets (net of expenses)	(1)
Employer contributions	2,020
Benefit payments	(5,721)
Fair value of plan assets at end of period	—
Unfunded status	—
Components of net periodic benefit cost:
Interest cost	$28
Expected return on assets	—
Amortization of prior service cost	(5)
Amortization of actuarial loss	100
Settlement loss	2,928
Net period benefit cost	$3,051
Other comprehensive income	$—

In 2013, we liquidated the investment positions and reinvested the proceeds in U.S. treasury bills or similar investments prior to settling all pension plan liabilities.

Note 16 — RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2015, were as follows (in thousands):

Unrealized Gains and Losses on Available-for-Sale Securities
Balance as of December 31, 2014	$(28)
Other comprehensive loss before reclassifications	(29)
Amounts reclassified from accumulated other comprehensive loss	5
Net current-period other comprehensive loss	$(24)
Balance as of December 31, 2015	$(52)
The effects on net income of amounts reclassified from Accumulated other comprehensive loss for year ended December 31, 2015, were as follows (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Unrealized losses on available-for-sale securities	$8	Other income (expense)
Total before tax	8
Tax benefit	(3)
Net of tax	$5

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
Our products are marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose credit worthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies. Our industrial sales are significantly influenced by oil and gas drilling activity.

In 2015 and 2014, no customer accounted for more than 10% of our sales. In 2013, one of our distributor customers accounted for approximately 11%, respectively. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2015, 2014, and 2013, approximately 97% of our sales were sold to customers located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 19 — QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Sales	$42,819	$53,692	$73,651	$117,021
Cost of Goods Sold	$36,953	$42,151	$55,435	$83,282
Lower-of-cost-or market inventory adjustments	$21,709	$4,427	$5,276	$360
Costs Associated with Abnormal Production	$3,495	$6,910	$—	$—
Gross (Deficit) Margin	$(28,459)	$(8,343)	$2,605	$18,720
Impairment of long-lived assets	$323,796	$—	$—	$—
Net (Loss) Income	$(518,259)	$(8,110)	$(4,937)	$6,529
Earnings (Loss) Per Share, Basic	$(6.85)	$(0.11)	$(0.07)	$0.09
Earnings (Loss) Per Share, Diluted	$(6.85)	$(0.11)	$(0.07)	$0.09

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Sales	$98,285	$102,280	$110,949	$98,875
Cost of Goods Sold	$68,164	$77,794	$79,383	$78,573
Gross Margin	$15,446	$6,888	$15,678	$3,992
Net Income (Loss)	$5,791	$(1,236)	$5,562	$(355)
Earnings (Loss) Per Share, Basic	$0.08	$(0.02)	$0.07	$—
Earnings (Loss) Per Share, Diluted	$0.08	$(0.02)	$0.07	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1.01.                     Entry into a Material Definitive Agreement.

On February 26, 2016, we entered into a Waiver and Amendment No. 4 to Credit Agreement (the “Credit Facility Amendment”) with each of the lenders named therein (the “Lenders”) and U.S. Bank National Association, as administrative agent (“U.S. Bank”). The Credit Facility Amendment amends the Credit Agreement, dated as of August 3, 2011, and amended as of August 5, 2013, August 28, 2015, and January 15, 2016 (together with the Credit Facility Amendment, the “Credit Facility”), by and among Intrepid, each of the lenders named therein, and U.S. Bank.

Under the Credit Facility Amendment, the Lenders and U.S. Bank temporarily waived until March 31, 2016, the requirement that we deliver audited annual financial statements for fiscal year 2015 without any going concern modifier and agreed that the existence of audited annual financial statements for fiscal year 2015 with a going concern modifier will not constitute a default or event of default under the Credit Facility. In addition, the Credit Facility Amendment permanently reduces the aggregate borrowing capacity of the Credit Facility from $250 million to $150 million. The Credit Facility continues to have a maturity date of August 28, 2020.

The description set forth above is qualified in its entirety by the Credit Facility Amendment, which is filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated by reference into this Item 1.01 of Item 9B.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference into this Item 2.03.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules and Exhibits

The following are filed as a part of this Annual Report on Form 10-K:

(1)    Financial Statements

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014,             and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the         information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits

The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
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
		10-K	February 16, 2012
10.5	Credit Agreement, dated as of August 3, 2011, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent	8-K	August 8, 2011

10.6
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guaranty, dated as of August 5, 2013, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent
		8-K	August 5, 2013
10.7	Amendment No. 2 to Credit Agreement, dated as of August 28, 2015, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent	8-K	August 28, 2015
10.8	Amendment No. 3 to Credit Agreement, dated as of January 15, 2016, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent	8-K	January 19, 2016
10.9
Waiver and Amendment No. 4 to Credit Agreement, dated as of February 25, 2016, by and among Intrepid Potash, Inc., the lenders named therein, and U.S. Bank National Association, as administrative agent

*
10.10	Note Purchase Agreement, dated as of August 28, 2012, by and among Intrepid Potash, Inc. and the purchasers named therein	8-K	August 28, 2012
10.11	First Amendment to Note Purchase Agreement, dated as of January 15, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	January 19, 2016
10.12	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.13	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.14	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.15	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.16	Intrepid Potash, Inc. Equity Incentive Plan+	8-K	May 30, 2012
10.17	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	10-K	February 14, 2013
10.18	Form of Performance Unit Agreement (CAGR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-Q	April 28, 2015
10.19	Form of Performance Unit Agreement (TSR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K	February 14, 2013
10.20	Form of Performance Unit Agreement (Production) under Intrepid Potash, Inc. Equity Incentive Plan+	10-K	February 14, 2013
10.21	Form of Stock Option Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.22	Intrepid Potash, Inc. Short-Term Incentive Plan+	8-K	May 30, 2012
10.23	Form of Change-of-Control Severance Agreement with each executive officer+	10-Q	November 3, 2011

10.24	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.25	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.26	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
10.27	Separation Agreement and General Release, dated as of January 5, 2015, by and between Intrepid Potash, Inc. and Martin D. Litt	10-K	February 19, 2015
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

February 29, 2016	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	February 29, 2016
Robert P. Jornayvaz III

/s/ Brian D. Frantz	Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Brian D. Frantz

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 29, 2016
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 29, 2016
Terry Considine

/s/ Chris A. Elliott	Director	February 29, 2016
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 29, 2016
J. Landis Martin

/s/ Barth E. Whitham	Director	February 29, 2016
Barth E. Whitham