Form 10-Q
period 2016-03-31
Intrepid Potash, Inc.
filed 2016-05-09
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2016, the registrant had outstanding 76,067,676 shares of common stock, par value $0.001.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$24,422	$9,307
Short-term investments	30,014	50,523
Accounts receivable:
Trade, net	24,432	9,743
Other receivables, net	1,660	1,470
Inventory, net	103,616	106,531
Prepaid expenses and other current assets	10,940	18,141
Total current assets	195,084	195,715

Property, plant, equipment, and mineral properties, net	409,808	419,476
Long-term parts inventory, net	18,467	17,344
Long-term investments	479	3,799
Other assets, net	3,532	3,635
Total Assets	$627,370	$639,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$20,954	$15,709
Related parties	70	45
Accrued liabilities	17,178	15,429
Accrued employee compensation and benefits	5,246	7,409
Other current liabilities	697	547
Total current liabilities	44,145	39,139

Long-term debt, net	149,072	149,485
Asset retirement obligation	23,393	22,951
Other non-current liabilities	1,757	1,868
Total Liabilities	218,367	213,443
Commitments and Contingencies
Common stock, $0.001 par value; 100,000,000 shares authorized; and 75,838,782 and
75,702,700 shares outstanding at March 31, 2016, and December 31, 2015, respectively	76	76
Additional paid-in capital	581,101	580,227
Accumulated other comprehensive loss	(22)	(52)
Retained deficit	(172,152)	(153,725)
Total Stockholders' Equity	409,003	426,526
Total Liabilities and Stockholders' Equity	$627,370	$639,969
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$73,277	$117,021
Less:
Freight costs	10,332	10,912
Warehousing and handling costs	2,664	3,747
Cost of goods sold	59,777	83,282
Lower-of-cost-or-market inventory adjustments	9,007	360
Costs associated with abnormal production and other	650	—
Gross (Deficit) Margin	(9,153)	18,720

Selling and administrative	6,570	7,468
Accretion of asset retirement obligation	442	424
Restructuring expense	400	—
Other operating (income) expense	(104)	66
Operating (Loss) Income	(16,461)	10,762

Other Income (Expense)
Interest expense, net	(2,229)	(1,644)
Interest income	123	155
Other income	142	327
(Loss) Income Before Income Taxes	(18,425)	9,600

Income Tax Expense	(2)	(3,071)
Net (Loss) Income	$(18,427)	$6,529

Weighted Average Shares Outstanding:
Basic	75,756,535	75,589,092
Diluted	75,756,535	75,707,079
(Loss) Earnings Per Share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net (Loss) Income	$(18,427)	$6,529
Other Comprehensive Income:
Unrealized gain on investments available for sale, net of tax	30	10
Other Comprehensive Income	30	10
Comprehensive (Loss) Income	$(18,397)	$6,539

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	75,702,700	$76	$580,227	$(52)	$(153,725)	$426,526
Unrealized gain on investments available for sale, net of tax	—	—	—	30	—	30
Net loss	—	—	—	—	(18,427)	(18,427)
Stock-based compensation	—	—	1,046	—	—	1,046
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	136,082	—	(172)	—	—	(172)
Balance, March 31, 2016	75,838,782	$76	$581,101	$(22)	$(172,152)	$409,003

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(18,427)	$6,529
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	—	2,956
Depreciation, depletion, and accretion	14,368	21,276
Amortization of deferred financing costs	783	93
Stock-based compensation	1,046	1,062
Lower-of-cost-or-market inventory adjustments	9,007	360
Allowance for parts inventory obsolescence	532	—
Other	243	285
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,689)	(9,955)
Other receivables, net	(191)	319
Refundable income taxes	40	41
Inventory, net	(7,745)	7,954
Prepaid expenses and other current assets	7,303	666
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	6,596	1,180
Other liabilities	40	(92)
Net cash (used in) provided by operating activities	(1,094)	32,674

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(6,018)	(8,678)
Purchases of investments	—	(27,600)
Proceeds from sale of investments	23,634	3,838
Net cash provided by (used in) investing activities	17,616	(32,440)

Cash Flows from Financing Activities:
Debt issuance costs	(1,235)	—
Employee tax withholding paid for restricted stock upon vesting	(172)	(1,037)
Net cash used in financing activities	(1,407)	(1,037)

Net Change in Cash and Cash Equivalents	15,115	(803)
Cash and Cash Equivalents, beginning of period	9,307	67,589
Cash and Cash Equivalents, end of period	$24,422	$66,786

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$134	$161
Income taxes	$(38)	$11
Accrued purchases for property, plant, equipment, and mineral properties	$2,004	$2,100

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
During the first quarter, we produced potash from three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. We produce Trio® from our underground conventional East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We expect our commissioning activities related to that transition to continue into the second half of 2016. Subsequent to the transition, we no longer produce potash at our East facility.
In May 2016, we initiated a plan to idle mining operations at our West facility and transition it into a care-and- maintenance mode due to the decline in potash prices. We expect the transition to occur in July 2016. After the transition of West, all of our potash will be produced from our three solution mining facilities.

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
The lenders under our credit facility have agreed to waive until no later than July 31, 2016, the requirements under our credit facility that we comply with certain financial covenants and that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. In addition, the holders of our senior notes have agreed to waive until June 30, 2016, the requirement under the terms of the senior notes that we comply with certain financial covenants. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are proactively working with our lenders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the facility, and a possible reduction of our outstanding debt (including the payment of prepayment penalties). Our continued failure to comply with these covenants after June 30, 2016, will result in an event of default under the terms of the senior notes and a cross-default under the credit facility that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes and any amounts outstanding under the credit facility. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. With this material uncertainty surrounding compliance with our debt covenants, declining revenues, lower-of-cost-or-market inventory adjustments, and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. While we will continue to work with our lenders, there can be no assurance that we will be successful. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Reclassifications—Certain prior period amounts have been reclassified in order to conform to the current period presentation. In accordance with the adoption of new accounting standards indicated in note 16, we have reclassified deferred financing costs associated with our outstanding debt from "Other current assets" and "Other assets" to "Long-term debt, net."
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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, valuation of investments, the valuation of receivables, valuation of our deferred tax assets, and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items, including depletion; the net carrying value of our mineral properties; the useful lives of related property, plant, and equipment; depreciation expense; and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing state income tax rates and the blend of state tax rates.
Revenue Recognition—Revenue is recognized when evidence of an arrangement exists; risks and rewards of ownership have been transferred to customers, which is generally when title passes; the selling price is fixed and determinable; and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but, in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Title passes for some international shipments upon payment by the purchaser; however, revenue is not recognized for these transactions until shipment because the risks and rewards of ownership have not transferred pursuant to a contractual arrangement. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined after shipment and agreed to with our customer, revenue is recognized when the final sales price is fixed and determinable and the other revenue recognition criteria have been met.
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

Property, Plant, Equipment, Mineral Properties, and Development Costs—Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset’s functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. The estimated useful lives of property, plant, and equipment are evaluated periodically as changes in estimates occur. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains and losses are recorded upon retirement, sale, or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and capitalized on assets that are being constructed, drilled, or built or that are otherwise classified as construction in progress.
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
Earnings (Loss) per Share—Basic net income or loss per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted average basic common shares outstanding for the respective period.
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

	Three Months Ended March 31,
	2016	2015
Anti-dilutive effect of non-vested restricted common stock	336,330	91,621

Anti-dilutive effect of stock options outstanding	235,854	320,926

Anti-dilutive effect of performance units	126,050	73,529
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(18,427)	$6,529

Basic weighted average common shares outstanding	75,757	75,589
Add: Dilutive effect of non-vested restricted common stock	—	110
Add: Dilutive effect of performance units	—	8
Diluted weighted average common shares outstanding	75,757	75,707

(Loss) earnings per share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash	$11,292	$9,056
Commercial paper and money market accounts	13,130	251
Total cash and cash equivalents	$24,422	$9,307

Corporate bonds	$29,008	$49,518
Certificates of deposit and time deposits	1,006	1,005
Total short-term investments	$30,014	$50,523

Corporate bonds	$479	$3,799
Total long-term investments	$479	$3,799

Total cash, cash equivalents, and investments	$54,915	$63,629

The following tables summarize the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$29,508	$8	$(29)	$29,487
Certificates of deposit and time deposits	1,006	—	—	1,006
Total available-for-sale investments	$30,514	$8	$(29)	$30,493

	December 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$53,403	$6	$(92)	$53,317
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale investments	$54,408	$6	$(92)	$54,322

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2016, and December 31, 2015(in thousands):

	March 31, 2016	December 31, 2015
Finished goods product inventory	$64,838	$65,200
In-process mineral inventory	17,222	19,769
Total product inventory	82,060	84,969
Current parts inventory, net	21,556	21,562
Total current inventory, net	103,616	106,531
Long-term parts inventory, net	18,467	17,344
Total inventory, net	$122,083	$123,875
Parts inventories are shown net of any required allowances. At March 31, 2016, and 2015, allowances for parts inventory obsolescence were $3.3 million and $0.5 million, respectively.
During the three months ended March 31, 2016, and 2015, we recorded charges of approximately $9.0 million and $0.4 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the first quarter of 2016, we temporarily suspended potash production at our East facility for a total of three days as we performed a langbeinite-only testing run. As a result of the temporary suspension of production, we determined that approximately $0.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the first quarter of 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
“Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Buildings and plant	$82,218	$81,208
Machinery and equipment	213,452	209,920
Vehicles	4,860	4,747
Office equipment and improvements	12,050	12,001
Ponds and land improvements	56,965	55,951
Total depreciable assets	369,545	363,827
Accumulated depreciation	(93,021)	(80,707)
Total depreciable assets, net	$276,524	$283,120

Mineral properties and development costs	$140,159	$139,751
Accumulated depletion	(18,698)	(17,254)
Total depletable assets, net	$121,461	$122,497

Land	$719	$719
Construction in progress	$11,104	$13,140
Total property, plant, equipment, and mineral properties, net	$409,808	$419,476

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation	$12,482	$18,879
Depletion	1,444	1,973
Accretion	442	424
Total incurred	$14,368	$21,276

Note 7	— DEBT
Unsecured Credit Facility—We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. In February, March, and May 2016, we entered into a series of amendments that reduced the amount available to us under the credit facility to a maximum of $8 million, which amount may be used only for letters of credit. Any availability of the credit facility is subject to our compliance with financial covenants that provide that our leverage ratio may not exceed 3.5 to 1, and our fixed charge coverage ratio may not be below 1.3 to 1. We were not in compliance with these covenants as of March 31, 2016; however, the lenders under the credit facility have agreed to waive until July 31, 2016, the requirement that we comply with these covenants for the quarter ended March 31, 2016. Further, the lenders agreed that noncompliance with these covenants for the quarter ended March 31, 2016, will not constitute a default or event of default under the credit facility until July 31, 2016. However, if the noteholder waiver discussed below expires before July 31, 2016, as it may be mutually extended, then the waiver under the credit facility will also expire at that earlier date. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are proactively working with our lenders and evaluating our options which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the facility, and a possible reduction of our outstanding debt including the payment of prepayment penalties. Our continued failure to comply with these covenants after the waiver expires, or our failure to comply with similar covenants under the terms of our senior notes after June 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility. In May 2016, we entered into an amendment that provides that the maturity date for the credit facility is the earliest of (1) July 31, 2016, (2) any date on which the aggregate commitment under the credit facility is reduced to zero, and (3) the effective date for a new bank credit facility.
The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report accompanying our financial statements for the year ended December 31, 2015, contains a going concern modification, and therefore does not satisfy the credit facility covenant. The lenders under the facility agreed to waive until July 31, 2016, the requirement that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. Further, the lenders agreed that the existence of audited annual financial statements for the year ended December 31, 2015, with a going concern modification will not constitute a default or event of default under the facility until July 31, 2016. Our continued failure to comply with this covenant after July 31, 2016, will result in an event of default that, if not cured or waived could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.
    The financial covenants under the credit facility are calculated as follows:

•
Our maximum leverage ratio (calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four fiscal quarters) is 3.5 to 1, where funded indebtedness is calculated as total funded indebtedness minus cash and cash equivalent investments on hand up to a maximum of $75 million. Our leverage ratio at March 31, 2016, was 3.7 to 1.

•
Our minimum fixed charge coverage ratio (calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness) is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million. Our fixed charge coverage ratio at March 31, 2016, was 1.1 to 1.

These ratios and other restrictive covenants under the credit facility could limit our ability to engage in activities that we believe are in our long-term best interests.
The facility is unsecured and is guaranteed by our material subsidiaries. We occasionally borrow and repay amounts under the facility for near-term working capital needs. As of March 31, 2016, we had a $0.5 million letter of credit outstanding under the facility.

Unsecured Senior Notes—In April 2013, we issued $150 million aggregate principal amount of unsecured senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025
The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility. In January 2016, we amended the note purchase agreement to provide that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1. As we are not in compliance with our leverage ratio and fixed charge ratio as of March 31, 2016, in accordance with the terms of the note purchase agreement, the above interest rates are increased by 2% beginning April 1, 2016, and will continue as long as we are not meeting these ratios. As described above, these ratios and other restrictive covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests.
We were not in compliance with the financial covenants under the Notes as of March 31, 2016; however, the noteholders have agreed to waive until June 30, 2016, the requirement that we comply with these covenants for the quarter ended March 31, 2016. Further, the noteholders agreed that noncompliance with these covenants for the quarter ended March 31, 2016, will not constitute a default or event of default under the Notes until June 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA will not be sufficient for us to return to compliance with these covenants through 2016. We are proactively working with the noteholders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of our credit facility, and a possible reduction of our outstanding debt, including the payment of prepayment penalties. Our continued failure to comply with these covenants after June 30, 2016, will result in an event of default under the terms of the senior notes and a cross-default under the credit facility that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of the Notes and any amounts outstanding under the credit facility.
The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $2.3 million and $1.7 million for the three months ended March 31, 2016, and 2015, respectively. Included in the gross interest expense for the three months ended March 31, 2016, is the write-off of deferred financing costs of $0.7 million related to the decrease in our unsecured credit facility as described above. We capitalized $0.1 million and an immaterial amount of interest during the three months ended March 31, 2016, and 2015, respectively.

Note 8 — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand and short- and long-term investments totaled $55 million and $64 million at March 31, 2016, and December 31, 2015, respectively. In the event that one or more of our wholly owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2016	2015
Asset retirement obligation, at beginning of period	$22,951	$22,037
Liabilities settled	—	—
Liabilities incurred	—	—
Changes in estimated obligations	—	—
Accretion of discount	442	424
Total asset retirement obligation, at end of period	$23,393	$22,461

The undiscounted amount of asset retirement obligation was $58.4 million as of March 31, 2016.

Note 10 — COMPENSATION PLANS
Cash Bonus Plans—We have cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants’ individual performance. We accrue cash bonus expense related to the current year’s performance. We have suspended our cash bonus programs for most employees for 2016 as part of our cost savings initiatives.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2016, the following awards were outstanding under the Plan: 233,591 shares of non-vested restricted shares of common stock; non-vested performance units representing 252,100 shares of common stock; and options to purchase 219,731 shares of common stock. As of March 31, 2016, approximately 3.3 million shares of common stock remained available for issuance under the Plan.
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
In the first quarter of 2015, the Compensation Committee granted restricted shares of common stock under the Plan to our executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods. No grants of restricted shares of common stock occurred in the first quarter of 2016.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.7 million and $0.9 million for the three months ended March 31, 2016, and 2015, respectively. These amounts are net of estimated forfeiture adjustments. As of March 31, 2016, there was $3.1 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.
A summary of activity relating to our non-vested restricted shares of common stock for the three months ended March 31, 2016, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	459,663	$14.91
Granted	—	—
Vested	(211,861)	$15.53
Forfeited	(14,211)	$14.76
Non-vested restricted shares of common stock, end of period	233,591	$14.37

Performance Units—In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of their annual compensation package. The performance units vest in February 2018, and payout, if any, is based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. No shares were earned under the first one-year performance period. A total of 252,100 shares of common stock are available for future payout under these performance units, subject to continued employment through the vesting date.
Non-qualified Stock Options—From 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan in the first quarter of each year to our executive management and other selected employees as part of our annual award program. All outstanding stock options are fully vested.
Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as “excess tax benefits” when the tax deductions occur.

A summary of our stock option activity for the three months ended March 31, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock
options, end of period	219,731	$25.75	$—	3.5

Vested or expected to vest, end
of period	219,731	$25.75	$—	3.5

Exercisable non-qualified
stock options, end of period	219,731	$25.75	$—	3.5

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11 — INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Current portion of income tax expense	$2	$114
Deferred portion of income tax expense	—	2,957
Total income tax expense	$2	$3,071
Effective tax rate	—%	32.0%
During the three months ended March 31, 2016, our effective tax rate differed from the statutory rate primarily as a result of the impact of recording a valuation allowance to offset the amount of additional deferred tax asset generated during the period.

The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of our business and the states in which we have a taxable relationship. This creates fluctuations in the value of our net deferred tax asset.

As of March 31, 2016, we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. As such, we increased the valuation allowance by $8.0 million for the three months ended March 31, 2016. Our deferred tax asset, net of the valuation allowance, at March 31, 2016, and December 31, 2015, is zero.

A summary of our valuation allowance activity is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Valuation allowance, beginning of period	$300,601	$268
Additions	8,004	—
Reversals	—	—
Valuation allowance, end of period	$308,605	$268

Note 12 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2016, we had $18.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of March 31, 2016, $0.5 million consisted of long-term restricted cash deposits reflected in “Other assets, net" on the condensed consolidated balance sheets, and $17.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. In May 2015, we exercised an option to terminate our existing corporate office lease prior to its original expiration date. Under the provisions of the lease agreement, we incurred a termination penalty of $1.1 million, which was included in selling and administrative expense in the second quarter of 2015. In December 2015, we paid $0.5 million of this termination penalty in connection with an amendment reducing the leased square footage and extending the expiration date to May 2017. We expect to pay the remaining $0.6 million in May 2017. Our monthly lease commitment is $83,331 from January 2016 through May 2016, and increases to $85,626 for the period June 2016 to May 2017.
Rental and lease expenses are shown below for the indicated periods:

For the three months ended March 31, 2016	$1,548
For the three months ended March 31, 2015	$1,744

Note 13 — FAIR VALUE MEASUREMENTS
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

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2016, and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$29,487	$—	$29,487	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$53,317	$—	$53,317	$—

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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of March 31, 2016, and December 31, 2015, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$150,000	$131,000	$150,000	$138,000
For cash and cash equivalents, certificate of deposit and time deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The estimated fair value of the senior notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

Note 14 — RESTRUCTURING CHARGE
In January 2016, in response to declining potash prices, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of the workforce, elimination of the bonus programs for most employees, as well as reductions in compensation. For the three months ended March 31, 2016, we recognized a restructuring expense of $0.4 million, which is comprised primarily of severance-related payments paid during the quarter ended March 31, 2016.

Note 15 — SUBSEQUENT EVENTS
In April 2016, we received $1.2 million in insurance proceeds related to a December 2015 snowstorm that damaged a portion of one of our warehouses in New Mexico. In the fourth quarter of 2015, we recognized a loss of $2.5 million related to the snowstorm, and reflected that loss in "Other operating income." The insurance proceeds received in April 2016 will be reflected in "Other operating income" for our second quarter 2016 and will represent a full and final settlement of the claim.

Note 16 — RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Issued But Not Yet Adopted—In August 2013, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The new standard applies to all entities for the first annual period in fiscal years ending after December 15, 2016, and interim periods thereafter. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our consolidated financial statements and disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition," and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 , "Leases (Topic 842)," which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018, with a modified retrospective transition method mandated. We are currently evaluating the requirements of this standard and have not yet determined the impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard changes several aspects of how we account for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding payments, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for us for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption, as specified in the guidance, is permitted in any interim or annual period provided that the entire standard is adopted. We are currently evaluating the requirements of this standard and have not yet determined the impact on our consolidated financial statements.
Recently Adopted Accounting Standard—In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” which became effective for us beginning January 1, 2016, and requires retrospective adoption. In accordance with this standard, our deferred financing costs associated with outstanding debt balances have been reclassified from “Prepaid expenses and other current assets” and “Other assets, net" to "Long-term debt, net." Amortization of such costs continues to be reported as "Interest expense, net."

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to successfully execute on our plans to idle our West facility and transition our East facility to Trio®-only production

•
adverse impacts to our business as a result of our independent auditor having expressed substantial doubt as to our ability to continue as a going concern due to the existence of a material uncertainty

•	changes in the price, demand, or supply of potash or Trio®/langbeinite

•	our ability to comply with covenants in our debt-related agreements to avoid a default under those agreements or a reduction in the total amount available to us under our credit facility

•	the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects

•	declines or changes in agricultural production or fertilizer application rates

•	further write-downs of the carrying value of our assets, including inventories

•
circumstances that disrupt or limit our production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems

•	changes in our reserve estimates

•	currency fluctuations

•	adverse changes in economic conditions or credit markets

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise

•	changes in the prices of raw materials, including chemicals, natural gas, and power

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations

•	declines in the use of potash products by oil and gas companies in their drilling operations

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services

•	our inability to fund necessary capital investments

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by this Quarterly Report on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.
In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no duty to update or revise publicly any forward-looking statements to conform those statements to actual results or to reflect new information or future events.

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
During the first quarter, we produced potash from three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. We produce Trio® from our underground conventional East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We expect our commissioning activities related to that transition to continue into the second half of 2016. Since the transition, we no longer produce potash at our East facility.
In May 2016, we initiated a plan to idle mining operations at our West facility and transition it into a care-and-maintenance mode due to the decline in potash prices. We expect the transition to occur in July. After the idling of West, all of our potash will be produced from our three solution mining facilities.
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of langbeinite, development of by-product markets and acceleration of production from our reserves.
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

Significant Business Trends and Activities
Our financial results have been impacted by several significant trends and activities, which are described below. We expect that these trends will continue to drive our results of operations, cash flows, and financial position.
• Idling of our West facility. Due to the current potash pricing environment, in May 2016, we initiated a plan to idle mining operations at our West facility. We expect operations to continue until July 2016, after which time the facility will be transitioned to a care-and-maintenance mode. We expect to lay off approximately 300 employees in connection with the idling of the West facility. We estimate that we will incur charges of approximately $1 to $3 million in the second quarter 2016, primarily related to estimated severance payments and other charges in connection with this decision.
• Conversion of our East facility to Trio®-only. In early April 2016, we transitioned our East facility from a mixed-ore processing facility to a Trio®-only facility. We expect our commissioning activities related to that transition to continue into the second half of 2016. As a result of this conversion, we expect our production of Trio® to increase in the second half of 2016 as compared to historical levels.
• Potash demand. We sold 218,000 tons of potash in the first quarter of 2016, a decrease of 13,000 tons compared to the first quarter of 2015. The timing of our shipments to customers for the winter fill program was earlier in 2015 as compared to 2016, despite an early start to the 2016 spring application season, resulting in fewer tons sold in the 2016 period. We continue to expect lower sales volumes in 2016 into the industrial market as compared to 2015 due to the decrease in oil and gas drilling in the U.S.
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

• Potash prices. Our average net realized sales price for potash decreased to $216 per ton in the first quarter of 2016 compared to $362 per ton in the first quarter of 2015, as potash prices declined throughout the second half of 2015 and into early 2016. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The significant price decline from the first quarter of 2015 has primarily been caused by global oversupply combined with the impact the strong U.S. dollar has had on global producers aggressively pricing tonnage imported into the North American potash market. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing. While we are beginning to see some signs of firmness in potash pricing, global and U.S. potash supply continues to exceed demand and, commodity prices continue to be pressured.
As we reduce our inventory levels due to the reduction in potash production from our East and West facilities, we expect to reduce our potash distribution geography, which we expect will result in increased average net realized sales prices for potash.
• Trio® prices and demand. Sales volumes for Trio® decreased for the three months ended March 31, 2016, as compared to the same period in 2015. Trio® demand was also negatively impacted by the overall softness in the fertilizer market.
    Our average net realized sales price for Trio® was $316 per ton in the first quarter of 2016, a decrease from $367 per ton in the first quarter 2015. While Trio® pricing has historically demonstrated more resiliency than potash pricing due to Trio's® unique nutrient make up and application to high-value crops, we expect to see continued downward pressure on the overall potassium markets in 2016. We are focusing our efforts on maximizing our returns in the granular- and premium-sized markets. As we commission our East facility and increase Trio® production, we plan to not only expand our domestic marketing efforts, but also increase exports of Trio®. As a result, we expect our average net realized sales price of Trio® to be pressured in the second half of 2016.
• Costs associated with abnormal production. We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production, as described under generally accepted accounting principles. The assessment of normal production levels is judgmental and unique to each quarter. During the first quarter of 2016, we temporarily suspended potash production at our East facility for a total of three days as we performed our final testing related to the conversion of our East facility to Trio®-only production.
    As a result of the temporary suspension of production, we determined that approximately $0.7 million of production costs at our East facility would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed in the first quarter 2016 as period production costs. We compare actual production levels relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
• Weather impact. Our solar facilities experienced below average evaporation rates in 2015. As a result, fewer potash crystals have formed in our evaporation ponds for harvesting during the harvest season that began in the second half of 2015, and was completed in April 2016. Therefore, we expect lower production from these facilities in 2016 as compared to 2015.
Selected Operating and Financial Data
The following table presents selected operations data for the quarter ended March 31, 2016. Analysis of the details of this information is contained throughout this discussion. We present this table as a summary of information relating to key indicators of financial condition and operating performance that we believe are important. We calculate average net realized sales price by deducting freight costs from gross revenues and then by dividing this result by tons of product sold during the period.

			Change
	Three Months Ended March 31,		Between
	2016	2015	Periods	% Change
Production volume (in thousands of tons):
Potash	215	237	(22)	(9)%
Langbeinite	44	36	8	22%
Sales volume (in thousands of tons):
Potash	218	231	(13)	(6)%
Trio®	50	62	(12)	(19)%

Gross sales (in thousands):
Potash	$53,695	$90,729	$(37,034)	(41)%
Trio®	19,582	26,292	(6,710)	(26)%
Total	73,277	117,021	(43,744)	(37)%
Freight costs (in thousands):
Potash	6,551	7,206	(655)	(9)%
Trio®	3,781	3,706	75	2%
Total	10,332	10,912	(580)	(5)%
Net sales (in thousands)(1):
Potash	47,144	83,523	(36,379)	(44)%
Trio®	15,801	22,586	(6,785)	(30)%
Total	$62,945	$106,109	$(43,164)	(41)%

Potash statistics (per ton):
Average net realized sales price(1)	$216	$362	$(146)	(40)%
Cash operating costs(1)(2)	$148	$199	$(51)	(26)%
Depreciation and depletion	58	79	(21)	(27)%
Royalties	11	14	(3)	(21)%
Total potash cost of goods sold	$217	$292	$(75)	(26)%
Warehousing and handling costs	10	13	(3)	(23)%
Average potash gross margin(1)(3)	$(11)	$57	$(68)	(119)%

Trio® statistics (per ton):
Average net realized sales price(1)	$316	$367	$(51)	(14)%
Cash operating costs(1)	$195	$181	$14	8%
Depreciation and depletion	39	58	(19)	(33)%
Royalties	16	18	(2)	(11)%
Total Trio® cost of goods sold	$250	$257	$(7)	(3)%
Warehousing and handling costs	10	12	(2)	(17)%
Average Trio® gross margin(1)(3)	$56	$98	$(42)	(43)%

(1)	Additional information about our non-GAAP financial measures is set forth under the heading "Non-GAAP Financial Measures.”

(2)
Amounts are presented net of by-product credits. On a per-ton basis, by-product credits were $12 and $8 for the three months ended March 31, 2016, and 2015, respectively. By-product credits were $2.5 million and $1.8 million for the three months ended March 31, 2016, and 2015, respectively.

(3)
Amounts presented exclude lower-of-cost-or-market inventory adjustments and costs associated with abnormal production. Lower-of-cost-or-market inventory adjustments were $41 per ton and $2 per ton of potash sold in the three month periods ended March 31, 2016 and 2015, respectively. Costs associated with abnormal production were $3 per ton and $0 per ton of potash produced in the three months ended March 31, 2016, and 2015, respectively.

Results of Operations
Operating Highlights
Net loss for the first quarter of 2016 was $18.4 million, or $0.24 per basic and diluted share, and cash flows used by operating activities were $1.1 million. Based on our expectations for potash pricing for the remainder of the year, we anticipate that we will incur a net loss for the year ending December 31, 2016.
Potash
The majority of our revenues and gross margin are currently derived from the production and sale of potash.
We sold 218,000 tons of potash in the first quarter of 2016 compared with 231,000 tons sold in the first quarter of 2015. Our sales volumes in the first quarter of 2016 were below those in 2015, driven by the timing of the start of the spring application season as described above, as well as decreased sales into the industrial market due to decreased oil and gas drilling in the U.S.
The table below shows our potash sales mix for the three months ended March 31, 2016, and 2015.

	Three Months Ended March 31,
	2016	2015
Agricultural	91%	81%
Industrial	4%	14%
Feed	5%	5%

Our production volume of potash in the first quarter of 2016 decreased to 215,000 tons, compared with 237,000 tons produced in the first quarter of 2015. Beginning in late December 2015, and continuing to early February 2016, we curtailed production at our HB facility to manage inventory levels. As a result, production from our HB facility in the first quarter of 2016 was lower than in 2015. Our lower-of-cost-or-market adjustments have increased in the first quarter of 2016 compared with the same period in 2015. As a result, our potash cash operating cost per ton was $148 in the first quarter of 2016 as compared with $199 in the first quarter of 2015.
Trio®
Our Trio® production increased 22% in the first quarter of 2016. During the first quarter of 2016, we continued to focus on increasing our Trio® production with the conversion from standard- to premium-sized Trio®. Our net realized sales price for Trio® in the first quarter of 2016 decreased as compared to a year ago, as well as sequentially from the fourth quarter of 2015. In April 2016, we converted our East facility to a Trio®-only facility, and we expect our production of Trio® for the remainder of 2016 to exceed 2015 levels. This increase in production is expected to put downward pressure on our average net realized sales price of Trio® for the remainder of 2016. We expect the incremental production will provide us the opportunity to pursue markets that have been under-served in previous years and work with our customers to provide a consistent supply of our Trio® product. Our sales of Trio® decreased to 50,000 tons in the first quarter of 2016 as compared with 62,000 tons in the first quarter of 2015, as our customers delayed purchases due to uncertainties in commodities pricing.
In the first quarter of 2016 compared with 2015, our average Trio® gross margin decreased by $42 per ton. This decrease was primarily due to the decrease in average net realized sales price of $51 per ton mentioned above, partially offset by a decrease in depreciation expense resulting from the impairment charges recorded in the fourth quarter of 2015. Our cash operating costs of Trio® increased by $14 per ton as we produced more premium-sized product in 2016 as compared to 2015.
Our export sales of Trio® tend to have more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
Trio® only
For the three months ended March 31, 2016	97%	3%

For the three months ended March 31, 2015	94%	6%

Average Net Realized Sales Price
Compared with the first quarter of 2015, our average net realized sales price for potash decreased by $146 per ton in the first quarter of 2016, to $216 per ton, largely a result of declining commodity prices and potash supply exceeding demand in 2016. Domestically, the potash market is influenced by global supply and demand, and is impacted by the pricing of imports from our competitors. The strength of the U.S. dollar has resulted in further pressure on potash pricing.
The table below demonstrates our average net realized sales price for potash and Trio® through March 31, 2016.

Average net realized sales price for the three months ended:	Potash	Trio®
	(Per ton)
March 31, 2016	$216	$316
December 31, 2015	$277	$330
September 30, 2015	$319	$379
June 30, 2015	$358	$383
March 31, 2015	$362	$367

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our net realized sales prices. We view net sales, which are gross sales less freight costs, as the key performance indicator of our revenue as it conveys the net sales price of the product that we sold. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We generally intend to operate our facilities at full production levels, which provide the greatest operating efficiencies; however, at times we have temporarily curtailed production to manage inventory levels. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand and have product inventory positioned closer to the fields in order to meet peak periods of fertilizer demand.

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than our cost of goods sold per ton for our conventional facilities. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore mined, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the potash, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy. Historically, and through the first quarter of 2016, we produced both potash and Trio® at our East facility using a mixed-ore body and processing the ore through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that was mined at any particular time was subject to fluctuations due to the nature of the mineral deposits and influenced the tons of potash and langbeinite ultimately produced from the facility, which affected our production costs per ton for both products and affected our quarter-to-quarter results. With the conversion of our East facility to a Trio®-only facility in April 2016, we believe we have simplified our process flow, which we expect will ultimately lead to a lower cost structure for our Trio® operations once the plant is fully commissioned.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of net sales of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2016, and 2015 our average royalty rate was 5.0% and 4.2%, respectively.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2016, and 2015 was zero and 32.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion, research and development credits, and any changes in valuation allowances. During the three months ended March 31, 2016, our effective tax rate was impacted primarily by a valuation allowance placed on the additional deferred tax assets recorded during the period. During the three months ended March 31, 2015, our effective tax rate was impacted primarily by the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2016, we recognized an immaterial amount of income tax expense. For the three months ended March 31, 2015, the total tax expense was $3.1 million. Total tax expense for the three months ended March 31, 2015, was comprised of $0.1 million of current income tax expense and $3.0 million of deferred income tax expense.
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

Results of Operations for the Three Months Ended March 31, 2016, and 2015
Net Sales
Net sales of potash decreased to $47.1 million for the three months ended March 31, 2016, from $83.5 million for the three months ended March 31, 2015. This decrease in net sales of potash was primarily the result of a 6% decrease in sales volume, as noted above, and a decrease of $146 per ton in the average net realized sales price.
Net sales of Trio® decreased to $15.8 million for the three months ended March 31, 2016, from $22.6 million for the three months ended March 31, 2015, due to a 19% decrease in the volume of sales and a 14% decrease in the average net realized sales price. Sales volumes for Trio® decreased in the first quarter of 2016 compared with the same period in 2015, reflecting overall softness in the fertilizer market as described above.
Cost of Goods Sold
The following table presents our cost of goods sold for potash and Trio® for the subject periods:

	Three Months Ended March 31,		Change Between
	2016	2015	Periods	% Change
Cost of goods sold (in millions)	$59.8	$83.3	$(23.5)	(28)%
Cost per ton of potash sold(1)	$217	$292	$(75)	(26)%
Cost per ton of Trio® sold(2)	$250	$257	$(7)	(3)%

(1)	Depreciation and depletion expense for potash was $12.6 million and $18.1 million in the first quarter of 2016 and 2015, respectively, which equates to $58 and $79 on a per-ton basis.

(2)	Depreciation and depletion expense for Trio® was $2.0 million and $3.5 million in the first quarter of 2016 and 2015, respectively, which equates to $39 and $58 on a per-ton basis.
Total per ton cost of goods sold of potash, which includes royalties, depreciation, depletion and amortization, decreased due to the impairment of our West and East facilities that was recorded in the fourth quarter of 2015, increased production from our HB mine, as well as the direct expensing of abnormal production costs related to reduced production levels at East as noted above. We recorded lower-of-cost-or-market inventory adjustments of $9.0 million during the first quarter of 2016, primarily the result of lower potash prices. We also recorded $0.7 million of abnormal production costs during the first quarter of 2016. Both our lower-of-cost-or-market adjustments and abnormal production costs are excluded from our cost of goods sold.
Our total cost per ton of Trio® sold decreased in the first quarter of 2016 as compared to the same period in 2015 primarily due to a decrease in depreciation and depletion due to the impairment of our East facility recorded in the fourth quarter of 2015.
Our total cost of goods sold decreased as a result of lower sales volume for both potash and Trio® in the first quarter of 2016, as well as depreciation and depletion expense resulting from the impairment of our West and East facilities recorded in the fourth quarter of 2015. Our potash production costs decreased due to the direct expensing of costs related to reduced production at East, as noted above, and decreased natural gas and electricity costs.
Lower-of-Cost-or-Market Adjustment
During the three months ended March 31, 2016, and 2015, we recorded charges of approximately $9.0 million and $0.4 million, respectively, as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory. The $9.0 million of lower-of-cost-or-market adjustment recorded during the three months ended March 31, 2016, related to our potash inventories, and resulted from lower potash prices. We expect additional lower-of-cost-or-market adjustments to continue into the second quarter of 2016.

Selling and Administrative Expense
Selling and administrative expenses decreased $0.9 million, or 12%, to $6.6 million for the three months ended March 31, 2016, from $7.5 million for the three months ended March 31, 2015. The decrease is primarily due to decreased administration labor and benefits costs.
Costs Associated with Abnormal Production
During the first quarter of 2016, we temporarily suspended potash production at our East facility for a total of three days as we performed a langbeinite-only testing run. As a result of the temporary suspension of production, we determined that approximately $0.7 million would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the first quarter of 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
Restructuring Expense
In January 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of our workforce, suspension of our cash bonus programs for most employees, and salary decreases for most employees. For the three months ended March 31, 2016, we recognized a restructuring expense of $0.4 million, which is comprised primarily of severance-related payments, all of which was paid in the first quarter of 2016.

Interest Expense
Interest expense increased $0.6 million to $2.2 million or 36% for the three months ended March 31, 2016, from $1.6 million for the three months ended March 31, 2015. The increase is due to the expensing of deferred financing costs associated with the decrease in the maximum amount available to us under our unsecured credit facility, as discussed in more detail in the "Liquidity and Capital Resources" section below.

Capital Investments
We expect our level of capital investment to be approximately $20 million to $25 million for 2016, the majority of which we expect to be sustaining capital. We anticipate our 2016 operating plans and capital programs will be funded out of operating cash flows and existing cash and cash equivalents.
The above expected capital investment includes amounts to convert our East facility to a Trio®-only facility, which occurred in April 2016, and our subsequent activities to optimize our langbeinite recovery techniques and maximize the amount of granular- and premium-sized Trio® that we produce.
During the first three months of 2016, we paid cash of $6.0 million for capital projects.
Liquidity and Capital Resources
As of March 31, 2016, we had cash, cash equivalents, and investments of $54.9 million. This amount was made up of the following:

•	$11.3 million in cash;

•	$13.1 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$30.0 million and $0.5 million invested in short- and long-term investments, respectively.
Our operations have primarily been funded from cash on hand and cash generated by operations. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if determined by our Board of Directors.
The following summarizes our cash flow activity for the three months ended March 31, 2016, and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows (used in) provided by operating activities	$(1,094)	$32,674
Cash flows provided by (used in) investing activities	$17,616	$(32,440)
Cash flows used in financing activities	$(1,407)	$(1,037)

Operating Activities
Total cash used in operating activities through March 31, 2016, was $1.1 million, a decrease of $33.8 million compared with the first three months of 2015. The decrease was driven by lower net realized sales price per tons in the first three months of 2016 as compared to the same period in 2015.
Investing Activities
Total cash provided by investing activities increased by $50.1 million in the first three months of 2016 compared with the same three month period in 2015 as a result of increased investment sales and lower capital investment activity.
Financing Activities
Total cash used in financing activities of $1.4 million was due to an increase in debt issuance costs related to the on-going negotiations with our lenders.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. In February, March, and May 2016, we entered into a series of amendments that reduced the amount available to us under the credit facility to a maximum of $8 million, which amount may be used only for letters of credit. Any availability of the credit facility is subject to our compliance with financial covenants that provide that our leverage ratio may not exceed 3.5 to 1 and our fixed charge coverage ratio may not be below 1.3 to 1. We were not in compliance with these covenants as of March 31, 2016; however, the lenders under the credit facility have agreed to waive until July 31, 2016, the requirement that we comply with these covenants for the quarter ended March 31, 2016. Further, the lenders agreed that noncompliance with these covenants for the quarter ended March 31, 2016, will not constitute a default or event of default under the credit facility until July 31, 2016. However, if the noteholder waiver discussed below expires before July 31, 2016, as it may be mutually extended, then the waiver under the credit facility will also expire at that earlier date. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are proactively working with our lenders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the facility, and a possible reduction of our outstanding debt, including the payment of prepayment penalties. Our continued failure to comply with these covenants after the waiver expires, or our failure to comply with similar covenants under the terms of our senior notes after June 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility. In addition, the amount available under the credit facility would be reduced to zero. In May 2016, we entered into an amendment that provides that the maturity date for the credit facility is the earliest of (1) July 31, 2016, (2) any date on which the aggregate commitment under the credit facility is reduced to zero, and (3) the effective date for a new bank credit facility.
The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report accompanying our financial statements for the year ended December 31, 2015, contained a going concern modification, and therefore does not satisfy the credit facility covenant. The lenders under the facility have agreed to waive until July 31, 2016, the requirement that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. Further, the lenders agreed that the existence of audited annual financial statements for the year ended December 31, 2015, with a going concern modification will not constitute a default or event of default under the facility until July 31, 2016. Our continued failure to comply with this covenant after July 31, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.

The financial covenants under the credit facility are calculated as follows:

•
Our maximum leverage ratio (calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four fiscal quarters) is 3.5 to 1, where funded indebtedness is calculated as total funded indebtedness minus cash and cash equivalent investments on hand up to a maximum of $75 million. Our leverage ratio at March 31, 2016, was 3.7 to 1.

•
Our minimum fixed charge coverage ratio (calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness) is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million. Our fixed charge coverage ratio at March 31, 2016, was 1.1 to 1.

These ratios and other restrictive covenants under the credit facility could limit our ability to engage in activities that we believe are in our long-term best interests.
The facility is unsecured and is guaranteed by our material subsidiaries. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of March 31, 2016, we had a $0.5 million letter of credit outstanding under the facility.

Unsecured Senior Notes
In April 2013, we issued $150 million aggregate principal amount of unsecured senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. The Notes consist of the following series:

•	$60 million of 3.23% Senior Notes, Series A, due April 16, 2020

•	$45 million of 4.13% Senior Notes, Series B, due April 14, 2023

•	$45 million of 4.28% Senior Notes, Series C, due April 16, 2025

The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio covenants as apply under the credit facility, as described above. In January 2016, we amended the note purchase agreement to provide that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1. As we are not in compliance with our leverage ratio and fixed charge ratio as of March 31, 2016, in accordance with the terms of the note purchase agreement, the above interest rates are increased by 2% beginning April 1, 2016, and will continue as long as we are not meeting these ratios. As described above, these ratios and other restrictive covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests.

We were not in compliance with the financial covenants under the Notes as of March 31, 2016; however, the noteholders have agreed to waive until June 30, 2016, the requirement that we comply with these covenants for the quarter ended March 31, 2016. Further, the noteholders agreed that noncompliance with these covenants for the quarter ended March 31, 2016, will not constitute a default or event of default under the Notes until June 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are proactively working with the noteholders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of our credit facility, and a possible reduction of our outstanding debt, including the payment of prepayment penalties. Our continued failure to comply with these covenants after June 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of the Notes and any amounts outstanding under the credit facility.
The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $2.3 million and $1.7 million for the three months ended March 31, 2016, and 2015, respectively. We capitalized $0.1 million and an immaterial amount of interest during the three months ended March 31, 2016, and 2015, respectively.
Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2015, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2015.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use several non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures include net sales, average net realized sales price per ton, cash operating costs per ton, and average potash and Trio® gross margin per ton. These non-GAAP financial measures should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of these non-GAAP financial measures varies among companies, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies.

We believe these non-GAAP financial measures provide useful information to investors for analysis of our business. We use these non-GAAP financial measures as one of our tools in comparing performance period over period on a consistent basis and when planning, forecasting, and analyzing future periods. We believe these non-GAAP financial measures are widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.

Below is additional information about our non-GAAP financial measures, including reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures, for the three months ended March 31, 2016, and 2015.

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

	Three Months Ended March 31,
	2016			2015
	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$53,695	$19,582	$73,277	$90,729	$26,292	$117,021
Freight costs	6,551	3,781	10,332	7,206	3,706	10,912
Net sales	$47,144	$15,801	$62,945	$83,523	$22,586	$106,109

Divided by:
Tons sold (in thousands)	218	50		231	62
Average net realized sales price per ton	$216	$316		$362	$367

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

	Three Months Ended March 31,
	2016			2015
	Potash	Trio®	Total	Potash	Trio®	Total
Cost of goods sold	$47,288	$12,489	$59,777	$67,454	$15,828	$83,282
Divided by sales volume (in thousands of tons)	218	50		231	62
Cost of goods sold per ton	$217	$250		$292	$257
Less per-ton adjustments
Depreciation and depletion	$58	$39		$79	$58
Royalties	11	16		14	18
Cash operating costs per ton	$148	$195		$199	$181

Average Potash and Trio® Gross Margin per Ton
Average potash and Trio® gross margin per ton are non-GAAP financial measures that are calculated by subtracting the sum of per ton total cost of goods sold and per ton warehousing and handling costs from the average net realized sales price. We believe these measures are useful because they represent the average margin we realize on each ton of potash and Trio® sold. The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth separately above under the heading "Net Sales and Average Net Realized Sales Price per Ton." Amounts presented exclude lower-of-cost-or-market inventory adjustments of $41 per ton and $2 per ton of potash sold for the three months ended March 31, 2016, and 2015, respectively. Further, our average potash gross margin per ton excludes costs associated with abnormal production of $3 per ton and $0 per ton of potash produced during the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Potash
Average potash net realized sales price(1)	$216	$362
Less total potash cost of goods sold	217	292
Less potash warehousing and handling costs	10	13
Average potash gross margin per ton	$(11)	$57

	Three Months Ended March 31,
	2016	2015
Trio®
Average Trio® net realized sales price(1)	$316	$367
Less total Trio® cost of goods sold	250	257
Less Trio® warehousing and handling costs	10	12
Average Trio® gross margin per ton	$56	$98

(1) The reconciliations of average potash and Trio® net realized sales price to GAAP sales are set forth above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these risks and uncertainties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2016, through January 31, 2016	—	—	—	N/A
February 1, 2016, through February 29, 2016	81,076	$2.12	—	N/A
March 1, 2016, through March 31, 2016	—	—	—	N/A
Total	81,076	$2.12	—	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 9, 2016	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: May 9, 2016	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 3 to Credit Agreement, dated as of January 15, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on January 19, 2016).

10.2
Waiver and Amendment No. 4 to Credit Agreement, dated as of February 26, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34025) filed on February 29, 2016).

10.3
Waiver and Amendment No. 5 to Credit Agreement, dated as of March 23, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on March 24, 2016).

10.4
Waiver and Amendment No. 6 to Credit Agreement, dated as of May 6, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 9, 2016).

10.5
First Amendment to Note Purchase Agreement, dated as of January 15, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on January 19, 2016).

10.6
Waiver to Note Purchase Agreement, dated as of March 23, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on March 24, 2016).

10.7
Second Waiver to Note Purchase Agreement, dated as of May 6, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 9, 2016).

10.8
Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on March 23, 2016).†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.