Form 10-Q
period 2016-06-30
Intrepid Potash, Inc.
filed 2016-08-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2016, the registrant had outstanding 76,597,669 shares of common stock, par value $0.001.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$30,984	$9,307
Short-term investments	16,599	50,523
Accounts receivable:
Trade, net	8,986	9,743
Other receivables, net	2,352	1,470
Inventory, net	109,570	106,531
Prepaid expenses and other current assets	3,070	18,141
Total current assets	171,561	195,715

Property, plant, equipment, and mineral properties, net	404,690	419,476
Long-term parts inventory, net	18,389	17,344
Long-term investments	—	3,799
Other assets, net	4,558	3,635
Total Assets	$599,198	$639,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$11,835	$15,709
Related parties	82	45
Accrued liabilities	10,115	15,429
Accrued employee compensation and benefits	7,895	7,409
Other current liabilities	1,321	547
Total current liabilities	31,248	39,139

Long-term debt, net	147,840	149,485
Asset retirement obligation	23,832	22,951
Other non-current liabilities	—	1,868
Total Liabilities	202,920	213,443
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 and 100,000,000 shares authorized; and
75,838,782 and 75,702,700 shares outstanding at June 30, 2016, and December 31, 2015, respectively	76	76
Additional paid-in capital	581,755	580,227
Accumulated other comprehensive loss	(3)	(52)
Retained deficit	(185,550)	(153,725)
Total Stockholders' Equity	396,278	426,526
Total Liabilities and Stockholders' Equity	$599,198	$639,969

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$51,840	$73,651	$125,117	$190,672
Less:
Freight costs	8,931	6,898	19,263	17,810
Warehousing and handling costs	2,538	3,437	5,202	7,184
Cost of goods sold	41,850	55,435	101,627	138,717
Lower-of-cost-or-market inventory adjustments	2,930	5,276	11,937	5,636
Costs associated with abnormal production and other	1,057	—	1,707	—
Gross (Deficit) Margin	(5,466)	2,605	(14,619)	21,325

Selling and administrative	4,536	8,424	11,106	15,892
Accretion of asset retirement obligation	442	424	884	848
Restructuring expense	1,914	—	2,314	—
Other operating income	(1,801)	(2,312)	(1,905)	(2,246)
Operating (Loss) Income	(10,557)	(3,931)	(27,018)	6,831

Other Income (Expense)
Interest expense, net	(3,000)	(1,602)	(5,229)	(3,246)
Interest income	101	200	224	355
Other income	59	46	201	373
(Loss) Income Before Income Taxes	(13,397)	(5,287)	(31,822)	4,313

Income Tax (Expense) Benefit	(1)	350	(3)	(2,721)
Net (Loss) Income	$(13,398)	$(4,937)	$(31,825)	$1,592

Weighted Average Shares Outstanding:
Basic	75,838,782	75,683,075	75,797,658	75,636,343
Diluted	75,838,782	75,683,075	75,797,658	75,731,910
(Loss) Earnings Per Share:
Basic	$(0.18)	$(0.07)	$(0.42)	$0.02
Diluted	$(0.18)	$(0.07)	$(0.42)	$0.02
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (Loss) Income	$(13,398)	$(4,937)	$(31,825)	$1,592
Other Comprehensive Income:
Unrealized gain on investments available for sale, net of tax	19	(35)	49	(25)
Other Comprehensive Income (Loss)	19	(35)	49	(25)
Comprehensive (Loss) Income	$(13,379)	$(4,972)	$(31,776)	$1,567
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	75,702,700	$76	$580,227	$(52)	$(153,725)	$426,526
Unrealized gain on investments available for sale, net of tax	—	—	—	49	—	49
Net loss	—	—	—	—	(31,825)	(31,825)
Stock-based compensation	—	—	1,700	—	—	1,700
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	136,082	—	(172)	—	—	(172)
Balance, June 30, 2016	75,838,782	$76	$581,755	$(3)	$(185,550)	$396,278
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(31,825)	$1,592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	—	2,754
Depreciation, depletion, and accretion	24,209	40,673
Amortization of deferred financing costs	1,666	186
Stock-based compensation	1,700	2,595
Lower-of-cost-or-market inventory adjustments	11,937	5,636
Allowance for parts inventory obsolescence	618	—
Other	435	862
Changes in operating assets and liabilities:
Trade accounts receivable, net	757	12,919
Other receivables, net	(726)	(3,671)
Refundable income taxes	91	(174)
Inventory, net	(16,638)	(10,903)
Prepaid expenses and other current assets	14,677	1,063
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,401)	244
Other liabilities	(1,097)	1,418
Net cash provided by operating activities	403	55,194

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(11,775)	(18,989)
Purchases of investments	(1,500)	(72,227)
Proceeds from sale of investments	37,375	9,748
Net cash provided by (used in) investing activities	24,100	(81,468)

Cash Flows from Financing Activities:
Debt issuance costs	(2,654)	—
Employee tax withholding paid for restricted stock upon vesting	(172)	(1,030)
Net cash used in financing activities	(2,826)	(1,030)

Net Change in Cash and Cash Equivalents	21,677	(27,304)
Cash and Cash Equivalents, beginning of period	9,307	67,589
Cash and Cash Equivalents, end of period	$30,984	$40,285

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$3,221	$3,124
Income taxes	$(88)	$41
Accrued purchases for property, plant, equipment, and mineral properties	$544	$5,557
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt and magnesium chloride from our potash mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 3% of total cost of goods sold in each of the last three years.
During the first half of 2016, we produced potash from three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. We produce Trio® from our underground conventional East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We expect our commissioning activities related to that transition to continue into the second half of 2016. Subsequent to the transition, we no longer produce potash at our East facility.
In May 2016, we initiated a plan to idle mining operations at our West facility and transition it into a care-and- maintenance mode due to the decline in potash prices. As we completed the transition in July 2016, all of our potash is now produced from our three solution mining facilities.
Until the second quarter of 2016, we had one reporting segment; the extraction, production, and sale of potassium-related products. As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included.
The lenders under our credit facility have agreed to waive until no later than September 30, 2016, the requirements under our credit facility that we comply with certain financial covenants and that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. In addition, the holders of our senior notes have agreed to waive until September 30, 2016, the requirement under the terms of the senior notes that we comply with certain financial covenants for the first and second quarters of 2016. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are working with our lenders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the credit facility, and a possible reduction of our outstanding debt, which may include the payment of prepayment penalties. We have reached an agreement in principle regarding revised terms of our senior notes and have received a commitment letter from a third-party lender for a new credit facility to replace our existing credit facility, subject to various conditions, including that the revised terms of the agreement between us and the holders of our senior notes be satisfactory to the third-

party lender. We are working toward completing documentation to close these transactions by September 30, 2016. However, if we are unable to reach definitive agreements, our continued failure to comply with these covenants after September 30, 2016, will result in an event of default under the terms of the senior notes and the credit facility that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes and any amounts outstanding under the credit facility. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. With this material uncertainty surrounding compliance with our debt covenants, declining revenues, lower-of-cost-or-market inventory adjustments, and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. While we will continue to work with our lenders, there can be no assurance that we will be successful. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Recently Adopted Accounting Standard—Certain prior period amounts have been reclassified in order to conform to the current period presentation. In accordance with the adoption of a new accounting standard, we have reclassified $515,000 of deferred financing costs associated with our outstanding debt from "Other current assets" and "Other assets" to "Long-term debt, net" as of December 31, 2015 to conform to the June 30, 2016 presentation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares of non-vested restricted common stock	447,661	474,481	407,186	161,675

Anti-dilutive shares of stock options outstanding	218,886	319,563	227,370	320,241

Anti-dilutive shares of non-vested performance units	126,050	194,374	127,651	131,621
The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(13,398)	$(4,937)	$(31,825)	$1,592

Basic weighted average common shares outstanding	75,839	75,683	75,798	75,636
Add: Dilutive effect of non-vested restricted common stock	—	—	—	90
Add: Dilutive effect of performance units	—	—	—	6
Diluted weighted average common shares outstanding	75,839	75,683	75,798	75,732

(Loss) earnings per share:
Basic	$(0.18)	$(0.07)	$(0.42)	$0.02
Diluted	$(0.18)	$(0.07)	$(0.42)	$0.02

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash	$8,691	$9,056
Commercial paper and money market accounts	22,293	251
Total cash and cash equivalents	$30,984	$9,307

Corporate bonds	$15,592	$49,518
Certificates of deposit and time deposits	1,007	1,005
Total short-term investments	$16,599	$50,523

Corporate bonds	$—	$3,799
Total long-term investments	$—	$3,799

Total cash, cash equivalents, and investments	$47,583	$63,629

The following tables summarize the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$15,596	$2	$(5)	$15,593
Certificates of deposit and time deposits	1,007	—	—	1,007
Total available-for-sale investments	$16,603	$2	$(5)	$16,600

	December 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$53,403	$6	$(92)	$53,317
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale investments	$54,408	$6	$(92)	$54,322

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Finished goods product inventory	$64,195	$65,200
In-process mineral inventory	24,085	19,769
Total product inventory	88,280	84,969
Current parts inventory, net	21,290	21,562
Total current inventory, net	109,570	106,531
Long-term parts inventory, net	18,389	17,344
Total inventory, net	$127,959	$123,875
Parts inventories are shown net of any required allowances. At June 30, 2016, and 2015, allowances for parts inventory obsolescence were $3.3 million and $0.5 million, respectively.
During the six months ended June 30, 2016, and 2015, we recorded charges of approximately $11.9 million and $5.6 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the first half of 2016, we suspended potash production at our East facility for a total of seven days as we performed a langbeinite-only testing run and converted the East facility to a Trio®-only facility. As a result of the suspension of production, we determined that approximately $1.1 million and $1.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates for the three- and six-month periods ending June 30, 2016, respectively. Accordingly, these costs were excluded from our inventory values and instead expensed in the three- and six-month periods in 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Buildings and plant	$83,488	$81,208
Machinery and equipment	221,430	209,920
Vehicles	4,875	4,747
Office equipment and improvements	12,177	12,001
Ponds and land improvements	57,731	55,951
Total depreciable assets	379,701	363,827
Accumulated depreciation	(101,754)	(80,707)
Total depreciable assets, net	$277,947	$283,120

Mineral properties and development costs	$140,250	$139,751
Accumulated depletion	(19,235)	(17,254)
Total depletable assets, net	$121,015	$122,497

Land	$719	$719
Construction in progress	$5,009	$13,140
Total property, plant, equipment, and mineral properties, net	$404,690	$419,476

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation	$8,862	$18,485	$21,344	$37,364
Depletion	537	488	1,981	2,461
Accretion	442	424	884	848
Total incurred	$9,841	$19,397	$24,209	$40,673

Note 7	— DEBT
Unsecured Credit Facility—We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. Throughout the first seven months of 2016, we entered into a series of amendments that ultimately reduced the amount available to us under the credit facility to a maximum of $1 million, which amount may be used only for letters of credit. Any availability of the credit facility is subject to our compliance with financial covenants that provide that our leverage ratio may not exceed 3.5 to 1, and our fixed charge coverage ratio may not be below 1.3 to 1. We were not in compliance with these covenants as of March 31, 2016, and June 30, 2016; however, the lenders under the credit facility have agreed to waive until September 30, 2016, the requirement that we comply with these covenants for the quarters ended March 31, 2016, and June 30, 2016. Further, the lenders agreed that noncompliance with these covenants for the quarters ended March 31, 2016, and June 30, 2016, will not constitute a default or event of default under the credit facility until September 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are working with our lenders and evaluating our options which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the credit facility, and a possible reduction of our outstanding debt, which may include the payment of prepayment penalties. We have reached an agreement in principle regarding revised terms of our senior notes and have received a commitment letter from a third-party lender for a new credit facility to replace our existing credit facility, subject to various conditions, including that the revised terms of the agreement between us and the holders of our senior notes be satisfactory to the third-party lender. We are working toward completing documentation to close these transactions by September 30, 2016. However, if we are unable to reach definitive agreements, our continued failure to comply with these covenants after the waiver expires, or our failure to comply with similar covenants under the terms of our senior notes after September 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility. In addition, the amount available under the credit facility would be reduced to zero. The maturity date for the credit facility is the earliest of (1) September 30, 2016, (2) any date on which the aggregate commitment under the credit facility is reduced to zero, and (3) the effective date for a new credit facility.
The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report accompanying our financial statements for the year ended December 31, 2015, contains a going concern modification, and therefore does not satisfy the credit facility covenant. The lenders under the facility agreed to waive until September 30, 2016, the requirement that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. Further, the lenders agreed that the existence of audited annual financial statements for the year ended December 31, 2015, with a going concern modification will not constitute a default or event of default under the facility until September 30, 2016. Our continued failure to comply with this covenant after September 30, 2016, will result in an event of default that, if not cured or waived could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.
    The financial covenants under the credit facility are calculated as follows:

•
Our maximum leverage ratio (calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four fiscal quarters) is 3.5 to 1, where funded indebtedness is calculated as total funded indebtedness minus cash and cash equivalent investments on hand up to a maximum of $75 million. Our leverage ratio at June 30, 2016, was 10.3 to 1.

•
Our minimum fixed charge coverage ratio (calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness) is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million. Our fixed charge coverage ratio at June 30, 2016, was (1.4) to 1.

These ratios and other restrictive covenants under the credit facility could limit our ability to engage in activities that we believe are in our long-term best interests.
The facility is unsecured and is guaranteed by our material subsidiaries. As of June 30, 2016, we had a $0.5 million letter of credit outstanding under the facility.
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
The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility, as described above. In January 2016, we amended the note purchase agreement to provide that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1. As we did not meet our leverage ratio and fixed charge ratio beginning as of March 31, 2016, in accordance with the terms of the note purchase agreement, the above interest rates increased by 2% beginning April 1, 2016 through July 28, 2016. As part of an amendment and waiver extension in July 2016, the above interest rates increased 3.5% above the rates indicated above beginning July 29, 2016, and will remain at that level as long as we are not meeting these ratios. As described above, these ratios and other restrictive covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests.
Our outstanding long-term debt, net, is as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unsecured Senior Notes	$150,000	$150,000
Less deferred financing costs	(2,160)	(515)
Long-term debt, net	$147,840	$149,485
We were not in compliance with the financial covenants under the Notes as of March 31, 2016, and June 30, 2016; however, the noteholders have agreed to waive until September 30, 2016, the requirement that we comply with these covenants for the quarters ended March 31, 2016, and June 30, 2016. Further, the noteholders agreed that noncompliance with these covenants for the quarters ended March 31, 2016, and June 30, 2016, will not constitute a default or event of default under the Notes until September 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA will not be sufficient for us to return to compliance with these covenants through 2016. We are working with the noteholders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of our credit facility, and a possible reduction of our outstanding debt, which may include the payment of prepayment penalties. We have reached an agreement in principle regarding revised terms of our senior notes and have received a commitment letter from a third-party lender for a new credit facility to replace our existing credit facility, subject to various conditions, including that the revised terms of the agreement between us and the holders of our senior notes be satisfactory to the third-party lender. We are working toward completing documentation to close these transactions by September 30, 2016. However, if we are unable to reach definitive agreements, our continued failure to comply with these covenants after September 30, 2016, will result in an event of default under the terms of the senior notes and the credit facility that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of the Notes and any amounts outstanding under the credit facility.
The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $3.1 million and $1.7 million for the three months ended June 30, 2016, and 2015, respectively. Included in the gross interest expense for the three months ended June 30, 2016, is the expensing of deferred financing costs of $0.8 million related to the decrease in our unsecured credit facility as described above. We capitalized $0.1 million and an immaterial amount of interest during the three months ended June 30, 2016, and 2015, respectively. For the six months ended June 30, 2016, and 2015, we incurred gross interest expense of $5.4 million and $3.3 million, respectively. Included in the gross interest expense for the six months ended June 30, 2016, is the expensing of deferred financing costs of $1.5 million related to the decrease in our unsecured credit facility as described above. We capitalized $0.2 million and an immaterial amount of interest during the six months ended June 30, 2016, and 2015, respectively.

Note 8 — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand and short- and long-term investments totaled $47.6 million and $63.6 million at June 30, 2016, and December 31, 2015, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset retirement obligation, at beginning of period	$23,393	$22,461	$22,951	$22,037
Liabilities settled	(3)	(16)	(3)	(16)
Liabilities incurred	—	—	—	—
Changes in estimated obligations	—	—	—	—
Accretion of discount	442	424	884	848
Total asset retirement obligation, at end of period	$23,832	$22,869	$23,832	$22,869

The undiscounted amount of asset retirement obligation was $58.4 million as of June 30, 2016.

Note 10 — COMPENSATION PLANS
Cash Bonus Plans—During 2015, we had cash bonus plans that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. We accrue cash bonus expense related to the current year's performance. In December 2015, we suspended our cash bonus programs for most employees for 2015 and have not implemented a cash bonus plan for 2016 as part of our cost savings initiatives.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Equity Incentive Plan, as Amended and Restated (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of June 30, 2016, the following awards were outstanding under the Plan: 760,303 shares of non-vested restricted shares of common stock; non-vested performance units representing 252,100 shares of common stock; and options to purchase 218,857 shares of common stock. As of June 30, 2016, approximately 6.4 million shares of common stock remained available for issuance under the Plan.
Common Stock—In the second quarter of 2015, the Compensation Committee of the Board of Directors (the "Compensation Committee") granted shares of common stock under the Plan to our non-employee directors as compensation for service for the period ending on the date of our annual stockholders' meeting for the following year. These shares of common stock were granted without restrictions and vested immediately.
Non-vested Restricted Shares of Common Stock—The Compensation Committee has granted restricted shares of common stock under the Plan to executive officers, other key employees, non-employee directors and consultants. The awards contain service conditions associated with continued employment or service and provide voting and regular dividend rights. Upon vesting, the restrictions on the restricted shares of common stock lapse and the shares are considered issued and outstanding.
In the first quarter of 2015, the Compensation Committee granted restricted shares of common stock under the Plan to our executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods. In the second quarter of 2016, the Compensation Committee granted 562,010 restricted shares of common stock under the Plan to members of our Board of Directors, including one employee director. These restricted shares of common stock vest one year after grant.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.5 million and $0.8 million for the three months ended June 30, 2016, and 2015, respectively. Total compensation expense was $1.2 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are net of estimated forfeiture adjustments. As of June 30, 2016, there was $2.2 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.
A summary of activity relating to our non-vested restricted shares of common stock for the six months ended June 30, 2016, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	459,663	$14.93
Granted	562,010	$1.28
Vested	(211,861)	$15.53
Forfeited	(49,509)	$14.46
Non-vested restricted shares of common stock, end of period	760,303	$11.09

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
Realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation for these options are recorded as "excess tax benefits" when the tax deductions occur.
A summary of our stock option activity for the six months ended June 30, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life (in years)
Outstanding non-qualified stock
options, end of period	218,857	$25.74	$—	3.1

Vested or expected to vest, end
of period	218,857	$25.74	$—	3.1

Exercisable non-qualified
stock options, end of period	218,857	$25.74	$—	3.1

[1]	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11 — INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current portion of income tax expense (benefit)	$1	$(148)	$3	$(34)
Deferred portion of income tax (benefit) expense	—	(202)	—	2,755
Total income tax expense (benefit)	$1	$(350)	$3	$2,721
Effective tax rate	—%	6.6%	—%	63.1%
During the three- and six-month periods ended June 30, 2016, our effective tax rate differed from the statutory rate primarily as a result of the impact of recording a valuation allowance to offset the amount of additional deferred tax asset generated during the period. For the three- and six-month periods ended June 30, 2015, our effective tax rate differed from the statutory rate primarily as a result of the benefit from estimated depletion deductions that exceed the tax basis in the mineral reserves.
The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of our business and the states in which we have a taxable relationship. This creates fluctuations in the value of our net deferred tax asset.

As of June 30, 2016, we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. As such, we increased the valuation allowance related to our deferred tax assets by $13.8 million for the six months ended June 30, 2016. Our deferred tax asset, net of the valuation allowance, at June 30, 2016, and December 31, 2015, is zero.
A summary of our valuation allowance activity is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Valuation allowance, beginning of period	$300,601	$268
Additions	13,847	—
Reversals	—	—
Valuation allowance, end of period	$314,448	$268

Note 12 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2016, we had $19.5 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of June 30, 2016, $2.0 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets, and $17.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for County of Eddy in the State of New Mexico. Mr. Gamble is a current Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic’s trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.
In July 2016, Mosaic filed a complaint against Steve Gamble and us in US District Court for the District of New Mexico.  The complaint alleges violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to alleged misappropriation of Mosaic's confidential information.  Mosaic seeks injunctive relief and compensatory and punitive damages of an unspecified amount. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.
We are subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. In May 2015, we exercised an option to terminate our existing corporate office lease prior to its original expiration date. Under the provisions of the lease agreement, we incurred a termination penalty of $1.1 million, which was included in selling and administrative expense in the second quarter of 2015. In December 2015, we paid $0.5 million of this termination penalty in connection with an amendment reducing the leased square footage and extending the expiration date to May 2017. We expect to pay the remaining $0.6 million in March 2017. Our monthly lease commitment was $83,331 from January 2016 through May 2016, and increased to $85,626 for the period June 2016 through May 2017.

Rental and lease expenses are shown below for the indicated periods (in thousands):

2016
For the three months ended June 30, 2016	$1,530
For the six months ended June 30, 2016	$3,078

2015
For the three months ended June 30, 2015	$1,977
For the six months ended June 30, 2015	$3,721

Note 13 — FAIR VALUE MEASUREMENTS
We applied the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based on the significance level of the following inputs, as follows:

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2016, and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$15,593	$—	$15,593	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$53,317	$—	$53,317	$—

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
Financial Instruments—The carrying values and estimated fair values of our financial instruments as of June 30, 2016, and December 31, 2015, were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$150,000	$137,000	$150,000	$138,000
For cash and cash equivalents, certificates of deposit and time deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The estimated fair value of the senior notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

Note 14 — RESTRUCTURING CHARGE
In January 2016, in response to declining potash prices, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of the workforce, elimination of the bonus programs for most employees, as well as reductions in compensation.
In April we converted our East facility from a mixed-ore facility to a Trio®-only facility. In May 2016, we initiated a plan to idle mining operations at our West facility and transition it into a care-and-maintenance mode due to the decline in potash prices.
For the three months ended June 30, 2016, we recognized restructuring expense of $1.9 million for severance-related payments related to the idling of the West facility, as well as the conversion of our East facility. The majority of the $1.9 million severance-related charge will be paid in the third quarter 2016.
For the six months ended June 30, 2016, we recognized restructuring expense of $2.3 million related to these events.

Note 15 — BUSINESS SEGMENTS
As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®. The reportable segments are determined by management based on a number of factors including the types of potassium based fertilizer produced, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables below:

Three Months Ended June 30, 2016	Potash	Trio	Corporate	Consolidated
Sales	$39,196	$12,644	$—	$51,840
Less: Freight costs	6,882	2,049	—	8,931
Warehousing and handling costs	2,132	406	—	2,538
Cost of goods sold	32,502	9,348	—	41,850
Lower-of-cost-or-market inventory adjustments	2,930	—	—	2,930
Costs associated with abnormal production and other	—	1,057	—	1,057
Gross (Deficit) Margin	$(5,250)	$(216)	$—	$(5,466)
Depreciation, depletion and amortization incurred[1]	$8,647	$879	$315	$9,841

Six Months Ended June 30, 2016	Potash	Trio	Corporate	Consolidated
Sales	$92,891	$32,226	$—	$125,117
Less: Freight costs	13,433	5,830	—	19,263
Warehousing and handling costs	4,286	916	—	5,202
Cost of goods sold	79,790	21,837	—	101,627
Lower-of-cost-or-market inventory adjustments	11,937	—	—	11,937
Costs associated with abnormal production and other	650	1,057	—	1,707
Gross (Deficit) Margin	$(17,205)	$2,586	$—	$(14,619)
Depreciation, depletion and amortization incurred[1]	$20,880	$2,554	$775	$24,209

Three Months Ended June 30, 2015	Potash	Trio	Corporate	Consolidated
Sales	$57,093	$16,558	$—	$73,651
Less: Freight costs	4,478	2,420	—	6,898
Warehousing and handling costs	2,771	666	—	3,437
Cost of goods sold	45,867	9,568	—	55,435
Lower-of-cost-or-market inventory adjustments	5,276	—	—	5,276
Costs associated with abnormal production and other	—	—	—	—
Gross (Deficit) Margin	$(1,299)	$3,904	$—	$2,605
Depreciation, depletion and amortization incurred[1]	$15,890	$3,063	$444	$19,397

Six Months Ended June 30, 2015	Potash	Trio	Corporate	Consolidated
Sales	$147,822	$42,850	$—	$190,672
Less: Freight costs	11,684	6,126	—	17,810
Warehousing and handling costs	5,779	1,405	—	7,184
Cost of goods sold	113,320	25,397	—	138,717
Lower-of-cost-or-market inventory adjustments	5,636	—	—	5,636
Costs associated with abnormal production and other	—	—	—	—
Gross Margin	$11,403	$9,922	$—	$21,325
Depreciation, depletion and amortization incurred[1]	$33,633	$6,294	$746	$40,673

1 Depreciation, depletion and amortization incurred for potash and Trio® includes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.

Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
During the three months ended June 30, 2016, we recorded restructuring charges of $1.9 million, all of which was attributable to the potash segment.
During the six months ended June 30, 2016, we recorded restructuring charges of $2.3 million, of which $2.1 million was attributable to the potash segment and $0.2 million was attributable to corporate.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, as amended by Accounting Standards Update No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Standard—In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which became effective for us beginning January 1, 2016, and requires retrospective adoption. In accordance with this standard, our deferred financing costs associated with outstanding debt balances have been reclassified from "Prepaid expenses and other current assets" and "Other assets, net" to "Long-term debt, net." Amortization of such costs continues to be reported as "Interest expense, net."

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended (the "Securities Act"). These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward‑looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to successfully adapt to our new business model after the idling of our West facility and the transition of our East facility to Trio®-only production

•
our ability to comply with covenants in our debt-related agreements to avoid a default under those agreements; our ability to come to an agreement with our current and potential future lenders on definitive terms for our debt-related agreements going forward; or a further reduction in the total amount available to us under our credit facility

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our subsequent Quarterly Reports on Form 10-Q

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
During the first half of 2016, we produced potash from three solution mining facilities and two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the West and HB mines. We produce Trio® from our underground conventional East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We expect commissioning activities related to that transition to continue into the second half of 2016. We no longer produce potash at our East facility.
In May 2016, we initiated a plan to idle mining operations at our West facility and transition it into a care-and-maintenance mode due to the decline in potash prices. We completed the transition in early July. Accordingly, beginning in July 2016, all of our potash is produced from our three solution mining facilities.
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of langbeinite, development of by-product markets and acceleration of production from our reserves.
Until the second quarter of 2016, we had one reportable segment; the extraction, production, and sale of potassium-related products. As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility, we reevaluated our reportable segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®.
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
• Idling of our West facility. Due to the current potash pricing environment, in May 2016, we initiated a plan to idle mining operations at our West facility. Consistent with this plan, in July 2016, we idled the facility and transitioned it to a care-and-maintenance mode. In connection with this transition, we reduced our workforce by approximately 275 employees. We incurred restructuring charges of approximately $1.9 million in the second quarter 2016, primarily related to estimated severance payments in connection with this decision, the majority of which will be paid in the third quarter.
• Conversion of our East facility to Trio®-only. In early April 2016, we transitioned our East facility from a mixed-ore processing facility to a Trio®-only facility. We expect commissioning activities related to this transition to continue into the second half of 2016. As a result of this transition, our Trio® production increased 65% in the second quarter of 2016 over the same period in 2015. We expect our Trio® production to increase in the second half of 2016 as compared to the same period in 2015 as we complete our commissioning efforts.

• Potash prices and demand. Potash prices continued to decline significantly through the second half of 2015 and the first half of 2016 as global oversupply, combined with the impact the strong U.S. dollar, has had on global producers aggressively pricing tonnage imported into the North American market. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing. Recent announcements from other producers about selling potash to India and China, and curtailed production, support our belief that we continue to see some signs of firmness in potash pricing, although global potash supply continues to exceed demand.
We sold 168,000 tons of potash in the second quarter of 2016, an increase of 21,000 tons compared to the second quarter of 2015. The timing of our shipments to customers for the winter fill program was earlier in 2015 as compared to 2016, despite an early start to the 2016 spring application season, resulting in more tons sold in the 2016 period. This increase was partially offset by selling fewer potash tons from our East facility, as beginning in April 2016, we no longer produced potash at our East facility. Further, our sales volumes into the industrial market in the first half of 2016 were below those in the same period in 2015, as oil and gas drilling activity decreased in the second half of 2015.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. Our sales volumes into the industrial market are correlated to drilling activity in the oil and gas market.
Our potash production in the second half of 2016 will be less than the second half of 2015 due to the transition of our East facility and the idling of our West facility. We expect to realize our current potash inventory through normal sales channels in the second half of 2016. Beginning in 2017, as we have fewer tons of potash to sell as compared to prior periods, we plan to be more selective in our sales strategy in order to maximize our sales price for each ton of potash that we sell.
• Trio® prices and demand. Sales volumes for Trio® decreased for the three months ended June 30, 2016, as compared to the same period in 2015 due to the overall softness in the fertilizer market. Trio® pricing increased slightly in the second quarter of 2016 as compared to the second quarter of 2015 due to slight differences in the mix of products sold. While Trio® pricing has historically demonstrated more resiliency than potash pricing due to Trio's® unique nutrient make up and application to high-value crops, we expect to see continued pressure on the overall specialty fertilizer markets in 2016. We are focusing our efforts on maximizing our returns in the granular- and premium-sized markets. As we commission our East facility and increase Trio® production, we plan to not only expand our domestic marketing efforts, but also increase our export marketing efforts as they relate to Trio®. As a result, we expect our Trio® prices to decrease in the second half of 2016.
• Costs associated with abnormal production. We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production, as described under generally accepted accounting principles. The assessment of normal production levels is judgmental and unique to each quarter. During the second quarter of 2016, as we transitioned the East facility to a Trio®-only facility, we had no production of potash or Trio® over which costs could be allocated. As such, these costs were directly expensed as abnormal production costs.
• Weather impact. Our solar facilities experienced below average evaporation rates in 2015. As a result, fewer potash crystals formed in our evaporation ponds for harvesting during the harvest season that began in the second half of 2015, and was completed in April 2016. Therefore, we expect lower production from these facilities in 2016 as compared to 2015.

Results of Operations

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$51,840	$73,651	$125,117	$190,672
Cost of goods sold	41,850	55,435	101,627	138,717
Gross (Deficit) Margin	(5,466)	2,605	(14,619)	21,325

Net (Loss) Income	$(13,398)	$(4,937)	$(31,825)	$1,592

Production volume (in thousands of tons):
Potash	116	152	331	389
Langbeinite	71	43	115	80
Sales volume (in thousands of tons):
Potash	168	147	386	377
Trio®	33	37	83	98

Average Net Realized Sales Price per Ton[1]
Potash	$193	$358	$206	$361
Trio®	$320	$383	$318	$373
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by production tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
Consolidated Results for the Three- and Six-month Periods Ended June 30, 2016
Total sales in the second quarter 2016 decreased as compared to 2015 as the lower average net realized sales price was only partially offset by increased sales volumes for potash and due to lower sales volumes and lower average net realized sales prices for Trio®. Our total cost of goods sold decreased in the second quarter of 2016 as compared to the same period in 2015 primarily due to increased lower-of-cost-or-market adjustments in 2016, caused by the decrease in potash pricing. Our cost of goods sold also decreased as we recorded less depreciation in 2016 due to the impairment of long-lived assets in December 2015. As a result of the decrease in sales volumes and average net realized sales prices, we incurred a gross deficit and an increased net loss for the second quarter 2016 as compared to the second quarter of 2015.
Total sales for the six months ended June 30, 2016 decreased as compared to 2015 due to lower average net realized sales prices for both potash and Trio®. Total cost of goods sold also decreased resulting from fewer tons sold from our East facility, as well as less depreciation expense in 2016 due to the impairment of long lived assets recorded in December 2015.
Based on our expectations for potash and Trio® pricing for the remainder of the year, we anticipate that we will incur a net loss for the year ending December 31, 2016.
Selling and administrative expenses decreased $3.9 million, or 46%, to $4.5 million for the three months ended June 30, 2016, from $8.4 million for the three months ended June 30, 2015. The decrease is primarily due to decreased administrative headcount, and aircraft-related costs in 2016 as compared to 2015. As part of our on-going efforts to reduce our cost structure, we exercised our option to terminate our corporate office lease in May 2015 in accordance with its terms, resulting in a $1.1 million charge in the second quarter of 2015. While part of this lease termination penalty was paid in December 2015 when we reduced our office space, the remaining $0.6 million is expected to be payable in the first quarter of 2017. Selling and administrative expenses in 2015 were also higher due to an increase in legal and professional fees related primarily to one issue that concluded in 2015.
Selling and administrative expenses decreased $4.8 million, or 30%, to $11.1 million for the six months ended June 30, 2016 from $15.9 million for the six months ended June 30, 2015, due to decreased administrative headcount and related expenses.
In January 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of our workforce, suspension of our cash bonus programs for most employees, and salary decreases for most employees.

Additionally, in connection with the transition of the East facility in April 2016, and the idling of the West facility, we reduced our overall headcount by approximately 275 employees. As the transition of the East facility occurred in the second quarter of 2016, and we initiated our plan to idle the West facility in the second quarter of 2016, we recorded restructuring expense of approximately $1.9 million during the three months ended June 30, 2016, the majority of which will be paid in the third quarter 2016. For the six months ended June 30, 2016, we recorded restructuring expense of $2.3 million.
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
Interest expense increased $1.4 million to $3.0 million or 88% for the three months ended June 30, 2016, from $1.6 million for the three months ended June 30, 2015. The increase is due to the expensing of deferred financing costs of $0.7 million associated with the decrease in the maximum amount available to us under our unsecured credit facility, as well as amending the termination date of the unsecured credit facility as discussed in more detail in the "Liquidity and Capital Resources" section below. Further, beginning April 1, 2016, the interest rates on our unsecured senior notes increased by 2%.
Interest expense for the six months ended June 30, 2016 increased to $5.2 million as compared to $3.2 million in the same period in 2015. This increase was the result of the expensing of deferred financing costs of $1.5 million referred to above, as well as higher interest rates on our senior notes beginning April 1, 2016.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Sales	$39,196	$57,093	$92,891	$147,822
Less: Freight costs	6,882	4,478	13,433	11,684
Warehouse & handling costs	2,132	2,771	4,286	5,779
Cost of goods sold	32,502	45,867	79,790	113,320
Lower-of-cost-or-market inventory adjustments	2,930	5,276	11,937	5,636
Costs associated with abnormal production and other	—	—	650	—
Gross (Deficit) Margin	$(5,250)	$(1,299)	$(17,205)	$11,403
Depreciation, depletion and amortization incurred[2]	$8,647	$15,890	$20,880	$33,633
Sales Volumes (tons in thousands)	168	147	386	377
Production Volumes (tons in thousands)	116	152	331	389

Average Net Realized Sales Price per Ton[1]	$193	$358	$206	$361
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by production tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended June 30, 2016, and 2015
Our sales volumes in the second quarter of 2016 were greater those in 2015, driven by the timing of the start of the spring application season as described above, offset by decreased sales volumes into the industrial market due to decreased oil and gas drilling in the U.S.
Despite the increase in potash sales volumes, our potash sales during the three months ended June 30, 2016 decreased over the same period in 2015 due to a 46% decline in our average net realized sales price for potash due to higher levels of supply in the North American market, and aggressive pricing of imported potash by our competitors.

Our freight costs related to potash sales in the three months ended June 30, 2016 increased over the same period in 2015 primarily due to higher sales volumes. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our total potash cost of goods sold in the three months ended June 30, 2016 decreased over the same period due to an overall decrease in our production costs primarily resulting from our decision to no longer produce potash at our East facility as noted above. Depreciation and depletion expense for potash decreased in 2016 due to the impairment of long-lived assets recorded in the fourth quarter of 2015.
Further, as we no longer produce potash at our East facility beginning in April 2016, our lower-of-cost-or-market adjustment for potash also decreased over the same period.
Our production volume of potash in the second quarter of 2016 decreased compared to the second quarter of 2015. In 2015, we produced potash at our East plant for all of 2015, whereas in 2016, we only produced langbeinite at our East plant during the majority of the second quarter. Further, we produced more potash at our HB facility in the second quarter as we continued harvesting potash later in the second quarter of 2016 as compared to 2015. This increase in potash produced from the HB mine was more than offset by lower production at our Wendover facility due to the weather issues noted above.
During the three months ended June 30, 2016, and 2015, we recorded lower-of-cost-or-market charges as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory. The lower-of-cost-or-market adjustment recorded during the three months ended June 30, 2016, resulted from lower potash prices. We expect our lower-of-cost-or-market adjustments will decrease in the second half of 2016, as beginning in July 2016, we are no longer producing potash conventionally.
As a result of the items mentioned above, our gross deficit increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016, and 2015
We sold 2% more potash in the first six months of 2016 as compared to the first half of 2015 primarily due to the timing of the spring application season in 2016 as compared to 2015, offset by a reduction in sales volumes from our East facility, as we stopped producing potash at that facility beginning in April 2016.
Our sales from potash during the first six months of 2016 decreased due primarily to a 43% decrease in our average net realized sales price. The decrease in our average net realized sales price was impacted by the oversupply of potash as noted above and the aggressive pricing of product imported into North America by our competitors.
Freight costs related to potash sales in the six months ended June 30, 2016 increased slightly over the same period in 2015 primarily due to higher sales volumes. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our cost of goods sold for potash decreased in the six months ended June 30, 2016 as compared to the same period in 2015. Total cost of goods sold of potash decreased in 2016 as we sold fewer tons of potash from our East facility, which was our highest cost facility for potash. Due to the impairment of our West and East facilities that was recorded in the fourth quarter of 2015, depreciation and depletion expense for potash decreased in the first six months of 2016, which also reduced our cost of goods sold in 2016 as compared to 2015. Our cost of goods sold for potash also benefited from the direct expensing of abnormal production costs related to reduced production levels at East as noted below.
Our production volume of potash in the first half of 2016 decreased compared with the second quarter of 2015. In 2015, we produced potash and langbeinite at our East plant for all of 2015, whereas in 2016, we only produced langbeinite at our East facility during the majority of the second quarter.
During the six months ended June 30, 2016 and 2015, we recorded lower-of-cost-or-market charges as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The lower-of-cost-or-market adjustment recorded during the six months ended June 30, 2016, related to our potash inventories from our conventional facilities, and resulted from our higher production costs per ton and overall lower potash pricing.
As discussed above, because of the suspensions of production during the first half of 2016 related to langbeinite-only testing and conversion of our East facility to a Trio®-only facility, we determined that approximately $0.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the first half of 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
As a result of the items mentioned above, we incurred a gross deficit in the six months ended June 30, 2016 compared to a gross margin in the six months ended June 30, 2015.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended June 30, 2016, and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Agricultural	91%	74%	91%	78%
Industrial	4%	18%	4%	16%
Feed	5%	8%	5%	6%
Domestically, the potash market is influenced by global supply and demand, and is impacted by the pricing of imports from our competitors. The strength of the U.S. dollar has resulted in further pressure on potash pricing.
Average Net Realized Sales Price
The table below demonstrates our average net realized sales price for potash for the quarters ended on the dates set forth below:

Average Net Realized Sales Price[1] of
Potash
(Per ton)
June 30, 2016	$193
March 31, 2016	$216
December 31, 2015	$277
September 30, 2015	$319
June 30, 2015	$358
March 31, 2015	$362
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by production tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Sales	$12,644	$16,558	$32,226	$42,850
Less: Freight costs	2,049	2,420	5,830	6,126
Warehouse & handling costs	406	666	916	1,405
Cost of goods sold	9,348	9,568	21,837	25,397
Costs associated with abnormal production and other	1,057	—	1,057	—
Gross (Deficit) Margin	$(216)	$3,904	$2,586	$9,922
Depreciation, depletion and amortization incurred[2]	$879	$3,063	$2,554	$6,294
Sales Volumes (tons in thousands)	33	37	83	98
Production Volumes (tons in thousands)	71	43	115	80

Average Net Realized Sales Price per Ton[1]	$320	$383	$318	$373

1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by production tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.

Three Months Ended June 30, 2016, and 2015
Total sales from Trio® decreased in the three months ended June 30, 2016 due to a decrease in sales volumes of Trio® as our customers delayed purchases due to uncertainties in commodities pricing, reflecting the overall softness in the fertilizer market. Further, our sales were impacted by a 16% decrease in average net realized sales price due to decreases in other nutrients, which also pressured specialty fertilizer products.
Our freight costs related to Trio® sales in the six months ended June 30, 2016 decreased over the same period in 2015 as the volume of product sold decreased.
Total cost of goods sold for Trio® decreased during the three months ended June 30, 2016 and 2015, respectively, as a result of fewer tons of Trio® sold during the period, offset by higher production costs attributable to the transition of the East facility to a langbeinite only facility in April 2016. Further, our total cost of goods sold for Trio® decreased in the second quarter of 2016 as compared to the same period in 2015 as depreciation and depletion expense for Trio® decreased in the second quarter of 2016 resulting from the impairment of long-lived assets at East in the fourth quarter of 2015.
As a result of our transition of the East facility to a Trio® only facility, our Trio® production increased 65% in the second quarter of 2016, from 43,000 tons in the second quarter of 2015 to 71,000 tons in the second quarter of 2016.
This increase in production, as well as overall pressure in the specialty fertilizer market, is expected to put downward pressure on our average net realized sales price of Trio® for the remainder of 2016. We believe the incremental production will provide us the opportunity to pursue markets that have been under-served in previous years. As we demonstrate our ability to provide a consistent supply of Trio® to our customers, we expect our customers will begin managing their inventory levels with just-in-time purchasing, similar to potash customer purchasing trends. As a result, we expect to build Trio® inventory in the second half of 2016.
In the second quarter of 2016, during the period when we transitioned our East facility to a Trio® only facility, we incurred $1.1 million of production costs. These costs were excluded from our inventory values and instead expensed as abnormal production costs as we no production over that time frame over which those costs could be allocated.
Six Months Ended June 30, 2016, and 2015
Total sales from Trio® decreased as a result of selling 83,000 tons in the first six months of 2016 as compared to 98,000 tons in the first six months of 2015. Trio® sales were further impacted by a 15% decrease in average net realized sales price in the same periods.
Our freight costs related to Trio® sales in the six months ended June 30, 2016 decreased over the same period in 2015 as the volume of product sold decreased.
Our Trio® cost of goods sold decreased from $25.4 million in the first half of 2015 to $21.8 million in the first half of 2016, primarily attributable to selling fewer tons in 2016 as noted above. Further, depreciation and depletion expense for Trio® decreased in the first six months of 2016 resulting from the impairment of long-lived assets at East in the fourth quarter of 2015.
During the first six months of 2016, we produced 115,000 tons of Trio®, an increase of 44% compared to the same period in 2015. This increase results from our transition of our East facility to a langbeinite-only facility in April 2016. We continue our commissioning efforts related to this transition, and expect our Trio® production in the second half of 2016 to exceed production volumes from 2015.

Additional Information Relating to Trio®
Our export sales of Trio® tend to have more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export

2016
For the three months ended June 30, 2016	88%	12%
For the six months ended June 30, 2016	94%	6%

2015
For the three months ended June 30, 2015	91%	9%
For the six months ended June 30, 2015	93%	7%

Average Net Realized Sales Price
The table below demonstrates our average net realized sales price for Trio® for the quarters ended on the dates set forth below:

Average Net Realized Sales Price[1] of
Trio®
(Per ton)
June 30, 2016	$320
March 31, 2016	$316
December 31, 2015	$330
September 30, 2015	$379
June 30, 2015	$383
March 31, 2015	$367
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by production tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."

Specific Factors Affecting Our Results
Sales
Our total sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our average net realized sales prices. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. We expect to experience variability in our potash cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold for our solar solution facilities is less than our cost of goods sold for our conventional facilities. As such, as we sell down potash inventory produced conventionally, and only produce potash via solar solution mining beginning in July 2016, we expect our potash cost of goods sold to decrease. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs are also impacted when our production levels change, due to factors such as changes in the grade of ore mined, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the mining, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy. Historically, and through the first quarter of 2016, we produced both potash and Trio® at our East facility using a mixed-ore body and processing the ore through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that was mined at any particular time was subject to fluctuations due to the nature of the mineral deposits and influenced the tons of potash and langbeinite ultimately produced from the facility, which affected our production costs per ton for both products and affected our quarter-to-quarter results. With the conversion of our East facility to a Trio®-only facility in April 2016, we believe we have simplified our process flow, which we expect will ultimately lead to a lower cost structure for our Trio® operations once the plant is fully commissioned in the second half of 2016.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2016, our average royalty rate was 2.8% and 4.1%, respectively. For the three and six months ended June 30, 2015, our average royalty rate was 4.0% and 3.8%, respectively.
Other Operating Income
In the three and six months ended June 30, 2016, we recorded operating income of $1.8 million and $1.9 million, respectively, primarily related to insurance proceeds resulting from a December 2015 snowstorm that damaged a portion of one of our warehouses in New Mexico. In addition, in we received a refund in 2013 from the State of New Mexico. This refund related to the overpayment of compensating taxes on capital projects in prior periods. As we are no longer receiving inquiries from vendors who performed work on those capital projects to which the overpayment related, we recognized the remaining $1.1 million as other operating income in the second quarter of 2016.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three and six months ended June 30, 2016, was zero. Our effective tax rate for the three and six months ended June 30, 2015, was 6.6% and 63.1%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion, research and development credits, and any changes in valuation allowances. During the three and six months ended June 30, 2016, our effective tax rate was impacted primarily by a valuation allowance placed on the additional deferred tax assets recorded during the period. During the three and six months ended June 30, 2015, our effective tax rate was impacted primarily by the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2016, we recognized an immaterial amount of income tax expense. For the three and six months ended June 30, 2015, we recognized income tax benefit of $0.4 million and income tax expense of $2.7 million, respectively. Total tax expense for the six months ended June 30, 2015, was comprised of $0.1 million of current income tax benefit and $2.8 million of deferred income tax expense.
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
Capital Investments
During the first six months of 2016, cash paid for property, plant and equipment was $11.8 million. We expect capital investment for 2016 to be approximately $20 million to $25 million. The majority of our remaining capital investment in 2016 is expected to be sustaining capital. We anticipate our 2016 operating plans and capital programs will be funded out of operating cash flows and existing cash and cash equivalents.
The above expected capital investment includes amounts to convert our East facility to a Trio®-only facility, which occurred in April 2016, and our subsequent activities to optimize our langbeinite recovery techniques and maximize the amount of granular- and premium-sized Trio® that we produce.
We hold permits, governmental approvals, and leases necessary for the continued operations at each of our facilities. A decision by a governmental agency or lessee to deny or delay a new or renewed permit, approval, or lease, or to revoke or substantially modify an existing permit, approval, or lease, could prevent or limit us from continuing our operations at the affected facility. In addition, we could be required to expend significant amounts to obtain these permits, approvals, or leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities.
Liquidity and Capital Resources
As of June 30, 2016, we had cash, cash equivalents, and investments of $47.6 million. This amount was made up of the following:

•	$8.7 million in cash;

•	$22.3 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$16.6 million invested in short-term investments.
Our operations have primarily been funded from cash on hand and cash generated by operations. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing debt and its related interest expense. We may, at any time we may deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all.
The following summarizes our cash flow activity for the six months ended June 30, 2016, and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities	$403	$55,194
Cash flows provided by (used in) investing activities	$24,100	$(81,468)
Cash flows used in financing activities	$(2,826)	$(1,030)

Operating Activities
Total cash provided by operating activities through June 30, 2016, was $0.4 million, a decrease of $54.8 million compared with the first six months of 2015. The decrease was driven by lower net realized sales price per ton in the first six months of 2016 as compared to the same period in 2015.

Investing Activities
Total cash provided by investing activities increased by $105.6 million in the first six months of 2016 compared with the same six month period in 2015 as a result of increased investment sales and lower capital investment activity.
Financing Activities
Total cash used in financing activities of $2.8 million was due to an increase in debt issuance costs related to the on-going negotiations with our lenders.
Unsecured Credit Facility
We have an unsecured credit facility, led by U.S. Bank, as administrative agent, and Wells Fargo Bank, as syndication agent. Throughout the first seven months of 2016, we entered into a series of amendments that ultimately reduced the amount available to us under the credit facility to a maximum of $1 million, which amount may be used only for letters of credit. Any availability of the credit facility is subject to our compliance with financial covenants that provide that our leverage ratio may not exceed 3.5 to 1 and our fixed charge coverage ratio may not be below 1.3 to 1. We were not in compliance with these covenants as of March 31, 2016, and June 30, 2016; however, the lenders under the credit facility have agreed to waive until September 30, 2016, the requirement that we comply with these covenants for the quarters ended March 31, 2016 and June 30, 2016. Further, the lenders agreed that noncompliance with these covenants for the quarters ended March 31, 2016, and June 30, 2016, will not constitute a default or event of default under the credit facility until September 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined in the credit facility) will not be sufficient for us to return to compliance with these covenants through 2016. As a result, we are working with our lenders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of the credit facility, and a possible reduction of our outstanding debt, which may include the payment of prepayment penalties. We have reached an agreement in principle regarding revised terms of our senior notes and have received a commitment letter from a third-party lender for a new credit facility to replace our existing credit facility, subject to various conditions, including that the revised terms of the agreement between us and the holders of our senior notes be satisfactory to the third-party lender. We are working toward completing documentation to close these transactions by September 30, 2016. However, if we are unable to reach definitive agreements, our continued failure to comply with these covenants after the waiver expires, or our failure to comply with similar covenants under the terms of our senior notes after September 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility. In addition, the amount available under the credit facility would be reduced to zero. The maturity date for the credit facility is the earliest of (1) September 30, 2016, (2) any date on which the aggregate commitment under the credit facility is reduced to zero, and (3) the effective date for a new credit facility.
The credit facility also has a covenant that requires us to provide to the lenders audited annual financial statements within 90 days of the end of each year. The audit report must not contain any going concern modification. The audit report accompanying our financial statements for the year ended December 31, 2015, contains a going concern modification, and therefore does not satisfy the credit facility covenant. The lenders under the facility agreed to waive until September 30, 2016, the requirement that we deliver audited annual financial statements for the year ended December 31, 2015, without any going concern modification. Further, the lenders agreed that the existence of audited annual financial statements for the year ended December 31, 2015, with a going concern modification will not constitute a default or event of default under the facility until September 30, 2016. Our continued failure to comply with this covenant after September 30, 2016, will result in an event of default that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of our senior notes discussed below and any amounts outstanding under the credit facility.
The financial covenants under the credit facility are calculated as follows:

•
Our maximum leverage ratio (calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four fiscal quarters) is 3.5 to 1, where funded indebtedness is calculated as total funded indebtedness minus cash and cash equivalent investments on hand up to a maximum of $75 million. Our leverage ratio at June 30, 2016, was 10.3 to 1.

•
Our minimum fixed charge coverage ratio (calculated as the ratio of adjusted EBITDA for the prior four fiscal quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness) is 1.3 to 1, where annual maintenance capital expenditures is set at $20 million. Our fixed charge coverage ratio at June 30, 2016, was (1.4) to 1.

These ratios and other restrictive covenants under the credit facility could limit our ability to engage in activities that we believe are in our long-term best interests.
The facility is unsecured and is guaranteed by our material subsidiaries. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of June 30, 2016, we had a $0.5 million letter of credit outstanding under the facility.
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
The Notes are senior unsecured obligations and rank equally in right of payment with any other unsubordinated unsecured indebtedness of ours. The Notes are subject to the same leverage ratio and fixed charge coverage ratio as apply under the credit facility, as described above. In January 2016, we amended the note purchase agreement to provide that the interest rate for the senior notes will be increased by 0.25% during any time that our leverage ratio exceeds 2.25 to 1. As we did not meet our leverage ratio and fixed charge ratio as of March 31, 2016, in accordance with the terms of the note purchase agreement, the above interest rates increased by 2% from April 1, 2016 through July 28, 2016. As part of an amendment and waiver extension in July 2016, the above interest rates increased 3.5% above the rates indicated above beginning July 29, 2016 and will remain at that level as long as we are not meeting these ratios. As described above, these ratios and other restrictive covenants under the Notes could limit our ability to engage in activities that we believe are in our long-term best interests.
    We were not in compliance with the financial covenants under the Notes as of March 31, 2016, and June 30, 2016; however, the noteholders have agreed to waive until September 30, 2016, the requirement that we comply with these covenants for the quarters ended March 31, 2016 and June 30, 2016. Further, the noteholders agreed that noncompliance with these covenants for the quarters ended March 31, 2016, and June 30, 2016, will not constitute a default or event of default under the Notes until September 30, 2016. If current market conditions continue, we anticipate that our adjusted EBITDA will not be sufficient for us to return to compliance with these covenants through 2016. We are working with the noteholders and evaluating our options, which could include additional covenant amendments, waivers, or forbearances, alternative financing arrangements, a possible further reduction in the amount of our credit facility, and a possible reduction of our outstanding debt, which may include the payment of prepayment penalties. We have reached an agreement in principle regarding revised terms of our senior notes and have received a commitment letter from a third-party lender for a new credit facility to replace our existing credit facility, subject to various conditions, including that the revised terms of the agreement between us and the holders of our senior notes be satisfactory to the third-party lender. We are working toward completing documentation to close these transactions by September 30, 2016. However, if we are unable to reach definitive agreements, our continued failure to comply with these covenants after September 30, 2016, will result in an event of default under the Notes and the credit facility that, if not cured or waived, could result in the acceleration of all outstanding indebtedness, including the acceleration of the Notes and any amounts outstanding under the credit facility.
The obligations under the Notes are unconditionally guaranteed by our material subsidiaries.
Interest is paid semiannually on April 16 and October 16 of each year. Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $3.1 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively. Included in the gross interest expense for the three months ended June 30, 2016, is the write-off of deferred financing costs of $0.8 million related to the decrease in our unsecured credit facility as described above. We capitalized $0.1 million and an immaterial amount of interest during the three months ended June 30, 2016, and 2015. For the six months ended June 30, 2016, and 2015, we incurred gross interest expense of $5.4 million and $3.3 million, respectively. Included in the gross interest expense for the six months ended June 30, 2016 is the write-off of deferred financing costs of $1.5 million related to the decrease in our unsecured credit facility as described above. We capitalized $0.2 million and an immaterial amount during the six months ended June 30, 2016, and 2015, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2015, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2015.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, from time to time we may use non-GAAP financial measures to monitor and evaluate our performance. These non-GAAP financial measures should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of these non-GAAP financial measures varies among companies, our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies.
We believe these non-GAAP financial measures provide useful information to investors for analysis of our business. We use these non-GAAP financial measures as one of our tools in comparing performance period over period on a consistent basis and when planning, forecasting, and analyzing future periods. We believe these non-GAAP financial measures are used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.
Below is additional information about the non-GAAP financial measure used in this filing, including a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, for the three and six months ended June 30, 2016, and 2015.
Average Net Realized Sales Price per Ton
Average net realized sales price per ton is calculated as sales, less freight costs, divided by the number of tons sold in the period. We consider average net realized sales price per ton to be useful because it shows average per-ton pricing without the effect of certain transportation and delivery costs. When we arrange transportation and delivery for a customer, we include in revenue and in freight costs the costs associated with transportation and delivery. However, many of our customers arrange for and pay their own transportation and delivery costs, in which case these costs are not included in our revenue and freight costs. We use average net realized sales price per ton as a key performance indicator to analyze sales and price trends.

	Three Months Ended June 30,
	2016			2015
(in thousands except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$39,196	$12,644	$51,840	$57,093	$16,558	$73,651
Freight costs	6,882	2,049	8,931	4,478	2,420	6,898
Subtotal	$32,314	$10,595	$42,909	$52,615	$14,138	$66,753

Divided by:
Tons sold	168	33		147	37
Average net realized sales price per ton	$193	$320		$358	$383

	Six Months Ended June 30,
	2016			2015
(in thousands except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$92,891	$32,226	$125,117	$147,822	$42,850	$190,672
Freight costs	13,433	5,830	19,263	11,684	6,126	17,810
Net sales	$79,458	$26,396	$105,854	$136,138	$36,724	$172,862

Divided by:
Tons sold	386	83		377	98
Average net realized sales price per ton	$206	$318		$361	$373

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2015.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for County of Eddy in the State of New Mexico. Mr. Gamble is a current Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic's trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit.
In July 2016, Mosaic filed a complaint against Steve Gamble and us in US District Court for the District of New Mexico.  The complaint alleges violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to alleged misappropriation of Mosaic's confidential information.  Mosaic seeks injunctive relief and compensatory and punitive damages of an unspecified amount. We are vigorously defending against the lawsuit.

We are subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows. We maintain liability insurance that will apply to some claims and actions and believe that our coverage is reasonable in view of the insurable legal risks to which our business ordinarily is subject.

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

INTREPID POTASH, INC. (Registrant)

Dated: August 1, 2016	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: August 1, 2016	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc. (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 26. 2016).

10.1
Waiver and Amendment No. 6 to Credit Agreement, dated as of May 6, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 9, 2016).

10.2
Waiver and Amendment No. 7 to Credit Agreement, dated as of July 29, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 29, 2016).

10.3
Second Waiver to Note Purchase Agreement, dated as of May 6, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 9, 2016).

10.4
Third Waiver to Note Purchase Agreement, dated as of June 30, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on June 30, 2016).

10.5
Fourth Waiver to Note Purchase Agreement, dated as of July 15, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 15, 2016).

10.6
Fifth Waiver to Note Purchase Agreement, dated as of July 29, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 29, 2016).

10.7	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 26, 2016).†
10.8	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on May 26, 2016).†
10.9	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan.†*
10.10	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan.†*
10.11	Separation Agreement and General Release, dated as of May 6, 2016, by and between Intrepid Potash, Inc. and Kelvin G. Feist.†*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.