Form 10-Q/A
period 2016-03-31
Intrepid Potash, Inc.
filed 2016-08-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed on May 9, 2016. The purpose of this amendment is solely to add conformed signatures to the certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2. The conformed signatures were inadvertently omitted from the original Form 10-Q.
Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related or other disclosures.

i

INTREPID POTASH, INC.

ii

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

INTREPID POTASH, INC. (Registrant)

Dated: August 3, 2016	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: August 3, 2016	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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