Form 10-Q/A
period 2016-06-30
Intrepid Potash, Inc.
filed 2016-08-04
CIK 1421461

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

Explanatory Note

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 2, 2016. The purpose of this amendment is solely (1) to add conformed signatures to the certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2, and (2) to add Exhibit 95.1. The confirmed signatures and Exhibit 95.1 were inadvertently omitted from the original Form 10-Q.
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