Form 10-Q
period 2016-09-30
Intrepid Potash, Inc.
filed 2016-11-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2016, the registrant had outstanding 76,595,609 shares of common stock, par value $0.001.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$22,979	$9,307
Short-term investments	4,908	50,523
Accounts receivable:
Trade, net	17,129	9,743
Other receivables, net	2,787	1,470
Inventory, net	101,898	106,531
Prepaid expenses and other current assets	6,262	18,141
Total current assets	155,963	195,715

Property, plant, equipment, and mineral properties, net	399,144	419,476
Long-term parts inventory, net	20,535	17,344
Long-term investments	—	3,799
Other assets, net	5,885	3,635
Total Assets	$581,527	$639,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$11,326	$15,709
Related parties	28	45
Accrued liabilities	15,253	15,429
Accrued employee compensation and benefits	4,110	7,409
Current portion of long-term debt, net	14,677	—
Other current liabilities	943	547
Total current liabilities	46,337	39,139

Long-term debt, net	132,024	149,485
Asset retirement obligation	24,274	22,951
Other non-current liabilities	—	1,868
Total Liabilities	202,635	213,443
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 and 100,000,000 shares authorized; and
75,839,998 and 75,702,700 shares outstanding at September 30, 2016, and December 31, 2015, respectively	76	76
Additional paid-in capital	582,607	580,227
Accumulated other comprehensive loss	—	(52)
Retained deficit	(203,791)	(153,725)
Total Stockholders' Equity	378,892	426,526
Total Liabilities and Stockholders' Equity	$581,527	$639,969

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$43,643	$53,692	$168,760	$244,364
Less:
Freight costs	8,187	5,348	27,450	23,158
Warehousing and handling costs	2,616	3,199	7,818	10,383
Cost of goods sold	35,272	42,151	136,899	180,868
Lower-of-cost-or-market inventory adjustments	5,192	4,427	17,129	10,063
Costs associated with abnormal production and other	—	6,910	1,707	6,910
Gross (Deficit) Margin	(7,624)	(8,343)	(22,243)	12,982

Selling and administrative	4,731	5,943	15,837	21,835
Accretion of asset retirement obligation	442	424	1,326	1,272
Restructuring expense	—	—	2,314	—
Care and maintenance expense	1,719	—	1,719	—
Other operating expense (income)	94	(23)	(1,811)	(2,269)
Operating Loss	(14,610)	(14,687)	(41,628)	(7,856)

Other Income (Expense)
Interest expense, net	(3,905)	(1,574)	(9,134)	(4,820)
Interest income	57	232	281	587
Other income	218	67	419	440
Loss Before Income Taxes	(18,240)	(15,962)	(50,062)	(11,649)

Income Tax (Expense) Benefit	(1)	7,852	(4)	5,131
Net Loss	$(18,241)	$(8,110)	$(50,066)	$(6,518)

Weighted Average Shares Outstanding:
Basic	75,871,774	75,701,490	75,882,544	75,658,297
Diluted	75,871,774	75,701,490	75,882,544	75,658,297
Loss Per Share:
Basic	$(0.24)	$(0.11)	$(0.66)	$(0.09)
Diluted	$(0.24)	$(0.11)	$(0.66)	$(0.09)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(18,241)	$(8,110)	$(50,066)	$(6,518)
Other Comprehensive Income:
Unrealized gain (loss) on investments available for sale, net of tax	3	15	52	(10)
Other Comprehensive Income (Loss)	3	15	52	(10)
Comprehensive Loss	$(18,238)	$(8,095)	$(50,014)	$(6,528)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	75,702,700	$76	$580,227	$(52)	$(153,725)	$426,526
Unrealized gain on investments available for sale, net of tax	—	—	—	52	—	52
Net loss	—	—	—	—	(50,066)	(50,066)
Stock-based compensation	—	—	2,552	—	—	2,552
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	137,298	—	(172)	—	—	(172)
Balance, September 30, 2016	75,839,998	$76	$582,607	$—	$(203,791)	$378,892
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(50,066)	$(6,518)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	—	(5,136)
Depreciation, depletion, and accretion	32,965	61,028
Amortization of deferred financing costs	2,228	273
Stock-based compensation	2,552	3,780
Lower-of-cost-or-market inventory adjustments	17,129	10,063
Allowance for parts inventory obsolescence	514	—
Other	470	1,320
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,386)	7,203
Other receivables, net	(1,195)	385
Refundable income taxes	92	(84)
Inventory, net	(16,200)	(34,385)
Prepaid expenses and other current assets	11,974	(1,117)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,157)	5,642
Other liabilities	(1,474)	1,138
Net cash (used in) provided by operating activities	(13,554)	43,592

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(14,256)	(36,982)
Purchases of investments	(10,325)	(78,571)
Proceeds from sale of investments	55,822	30,088
Net cash provided by (used in) investing activities	31,241	(85,465)

Cash Flows from Financing Activities:
Debt issuance costs	(3,843)	(356)
Employee tax withholding paid for restricted stock upon vesting	(172)	(1,038)
Net cash used in financing activities	(4,015)	(1,394)

Net Change in Cash and Cash Equivalents	13,672	(43,267)
Cash and Cash Equivalents, beginning of period	9,307	67,589
Cash and Cash Equivalents, end of period	$22,979	$24,322

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$3,247	$3,281
Income taxes	$(88)	$25
Accrued purchases for property, plant, equipment, and mineral properties	$801	$710
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt and magnesium chloride from our mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 3% of total cost of goods sold in each of the last three years.
We produce potash from three solution mining facilities and until the second quarter of 2016 we also produced potash from two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the HB mine and previously serviced the West mine. We produce Trio® from our conventional underground East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We completed our commissioning activities related to that transition in the third quarter of 2016. Subsequent to the transition, we no longer produce potash at our East facility.
In early July 2016, we idled mining operations at our West facility and transitioned it into a care-and-maintenance mode due to the decline in potash prices. Accordingly, beginning in July 2016, all of our potash is produced from our three solution mining facilities.

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
Under a series of waivers entered into during the first nine months of 2016 and a revised note purchase agreement entered into in October 2016, the holders of our senior notes waived the requirement that we comply with certain financial covenants for the first, second, and third quarters of 2016 (see note 7). In addition, under the revised note purchase agreement, we are subject to revised financial covenants including a covenant requiring that we maintain a minimum level of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined under the note purchase agreement). We anticipate that our adjusted EBITDA will be sufficient for us to comply with the current covenants. As such, we believe the material uncertainty surrounding our compliance with our debt covenants has been mitigated. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.
Recently Adopted Accounting Standard—Certain prior period amounts have been reclassified in order to conform to the current period presentation. In accordance with the adoption of a new accounting standard, we have reclassified $515,000 of deferred financing costs associated with our outstanding debt from "Prepaid expenses and other current assets" and "Other assets" to "Long-term debt, net" as of December 31, 2015 to conform to the September 30, 2016, presentation.
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
Loss per Share—Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net loss per common share of stock is calculated by dividing net loss by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of non-vested restricted shares of common stock, non-vested performance units, and non-qualified stock options. The dilutive effect of stock based compensation arrangements are computed using the treasury stock method. Following the lapse of the vesting period of restricted shares of common stock, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations.

Note 3	— LOSS PER SHARE
Potentially dilutive securities, including non-vested restricted shares of common stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury stock method is used to measure the dilutive impact of non-vested restricted common stock, stock options outstanding, and performance units. The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted average shares outstanding computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive shares of non-vested restricted common stock	758,060	467,388	524,998	471,239

Anti-dilutive shares of stock options outstanding	218,857	288,673	224,512	309,602

Anti-dilutive shares of non-vested performance units	126,050	194,375	127,113	158,367
The following table sets forth the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(18,241)	$(8,110)	$(50,066)	$(6,518)

Basic weighted average common shares outstanding	75,872	75,701	75,883	75,658
Add: Dilutive effect of non-vested restricted common stock	—	—	—	—
Add: Dilutive effect of performance units	—	—	—	—
Diluted weighted average common shares outstanding	75,872	75,701	75,883	75,658

Loss per share:
Basic	$(0.24)	$(0.11)	$(0.66)	$(0.09)
Diluted	$(0.24)	$(0.11)	$(0.66)	$(0.09)

Note 4— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Cash	$22,936	$9,056
Commercial paper and money market accounts	43	251
Total cash and cash equivalents	$22,979	$9,307

Corporate bonds	$3,900	$49,518
Certificates of deposit and time deposits	1,008	1,005
Total short-term investments	$4,908	$50,523

Corporate bonds	$—	$3,799
Total long-term investments	$—	$3,799

Total cash, cash equivalents, and investments	$27,887	$63,629

There were no unrealized gains or losses as of September 30, 2016. The following table summarizes the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of December 31, 2015 (in thousands):

	December 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$53,403	$6	$(92)	$53,317
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale investments	$54,408	$6	$(92)	$54,322

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Finished goods product inventory	$56,118	$65,200
In-process mineral inventory	26,961	19,769
Total product inventory	83,079	84,969
Current parts inventory, net	18,819	21,562
Total current inventory, net	101,898	106,531
Long-term parts inventory, net	20,535	17,344
Total inventory, net	$122,433	$123,875
Parts inventories are shown net of any required allowances. At September 30, 2016, and 2015, allowances for parts inventory obsolescence were $3.3 million and $0.5 million, respectively.

During the nine months ended September 30, 2016, and 2015, we recorded charges of approximately $17.1 million and $10.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the beginning of 2016 before the conversion of the East facility to Trio®-only, we suspended potash production at our East facility for a total of seven days as we performed a testing run and converted the East facility to a Trio®-only facility. As a result of the suspension of production, we determined that approximately $1.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates for the nine-month period ending September 30, 2016. Accordingly, these costs were excluded from our inventory values and instead expensed in the nine-month period in 2016 as period production costs.
During the third quarter of 2015, we received an order issued by MSHA relating to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September, we continued to perform incremental maintenance on the ore hoisting shaft into the fourth quarter of 2015, during which time production at the West mine was temporarily suspended. Also during the third quarter of 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate Trio®-only testing runs.
As a result of these temporary suspensions of production in 2015, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the period incurred as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Buildings and plant	$83,680	$81,208
Machinery and equipment	223,838	209,920
Vehicles	4,875	4,747
Office equipment and improvements	12,307	12,001
Ponds and land improvements	57,745	55,951
Total depreciable assets	$382,445	$363,827
Accumulated depreciation	(109,294)	(80,707)
Total depreciable assets, net	$273,151	$283,120

Mineral properties and development costs	$140,335	$139,751
Accumulated depletion	(19,943)	(17,254)
Total depletable assets, net	$120,392	$122,497

Land	$719	$719
Construction in progress	$4,882	$13,140
Total property, plant, equipment, and mineral properties, net	$399,144	$419,476

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation	$7,587	$18,893	$28,931	$56,257
Depletion	727	1,038	2,708	3,499
Accretion	442	424	1,326	1,272
Total incurred	$8,756	$20,355	$32,965	$61,028

Note 7	— DEBT
Senior Notes—In April 2013, we issued $150 million aggregate principal amount of senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. As of September 30, 2016 (and prior to our repayment of $15 million of the Notes in October 2016 as described below), the Notes consist of the following series:

•	$60 million of Senior Notes, Series A, due April 16, 2020

•	$45 million of Senior Notes, Series B, due April 14, 2023

•	$45 million of Senior Notes, Series C, due April 16, 2025
On October 31, 2016, we entered into a revised note purchase agreement governing the Notes. Under the previous agreement, we were subject to financial covenants consisting of a maximum leverage ratio and minimum fixed charge coverage ratio as specified in the note purchase agreement. We were not in compliance with these financial covenants as of March 31, 2016, June 30, 2016, or September 30, 2016. Under a series of waivers entered into during the first nine months of 2016 and the revised note purchase agreement, the holders of the Notes permanently waived the requirement that we comply with these financial covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 (and agreed that any noncompliance with these covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, will not constitute a default or event of default under the agreement). As part of these waivers, our interest rates on the Notes increased several times over the first nine months of the year. As of September 30, 2016, interest rates on the Notes were 3.5% above the original coupon rates, resulting in an interest rate of 6.73% for the Series A Notes, 7.63% for the Series B Notes, and 7.78% for the Series C Notes.
In September 2016, we agreed to repay $15 million aggregate principal amount of the Notes, and related accrued interest through September 30, 2016. These amounts were paid on October 3, 2016. Accordingly, $15 million of the Notes, net of debt issuance costs of $0.3 million, is classified as a current liability as of September 30, 2016.
Under the revised agreement, we granted to the collateral agent for the Noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised agreement provides for the following changes to the Notes, among others:

•
The agreement includes a minimum adjusted EBITDA covenant, which adjusts over time and is measured quarterly through March 2018, ranging from negative $20 million in September 2016 to negative $7.5 million in March 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined under the agreement.

•
The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ended June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending March 31, 2020, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31 2018, and increase to 1.3 to 1.0 for the quarter ending March 31, 2020, and each quarter thereafter. In general, our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters, and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that the Series A Senior Notes now bear interest at 7.73%, the Series B Senior Notes now bear interest at 8.63%, and the Series C Senior Notes now bear interest at 8.78%, which reflects the highest rates in a pricing grid. These interest rates are based on a pricing grid set forth in the revised agreement and will be adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•
On or prior to November 30, 2016, we are required to engage a nationally recognized investment bank for the purpose of assessing and evaluating, and if determined appropriate by us in our business judgment pursuing, potential strategic alternative transactions.

Our outstanding long-term debt, net, is as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Senior Notes	$150,000	$150,000
Less current portion of long-term debt, net	14,677	—
Less deferred financing costs	3,299	515
Long-term debt, net	$132,024	$149,485

The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $4.1 million and $1.7 million for the three months ended September 30, 2016, and 2015, respectively, and $9.5 million and $5.0 million for the nine months ended September 30, 2016, and 2015, respectively.
Amounts included in interest expense for the three and nine months ended September 30, 2016, and 2015 (in thousands) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on notes and line of credit commitment fees	$2,688	$1,590	$6,429	$4,723
Accrued interest for make-whole payment made October 3, 2016	806	—	806	—
Amortization of deferred financing costs	564	87	2,228	273
Gross interest expense	4,058	1,677	9,463	4,996
Less capitalized interest	153	103	329	176
Interest expense, net	$3,905	$1,574	$9,134	$4,820

Credit Facility—On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility falls below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1. Any borrowings on the credit facility will bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018.
Previous Credit Facility—During the third quarter of 2016, we maintained an unsecured credit facility. Under an amendment entered into in July 2016, the amount available to us under the credit facility was reduced from $8 million to $1 million, which amount could be used only for letters of credit, and the maturity date was accelerated to September 30, 2016. The credit facility matured according to its terms on September 30, 2016, and therefore is no longer outstanding.
Letter of Credit—As of September 30, 2016, we had a $0.5 million letter of credit outstanding secured by a restricted cash account reflected in "Prepaid expenses and other current assets" on the condensed consolidated balance sheets.

Note 8 — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand and short- and long-term investments totaled $27.9 million and $63.6 million at September 30, 2016, and December 31, 2015, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset retirement obligation, at beginning of period	$23,832	$22,869	$22,951	$22,037
Liabilities settled	—	(70)	(3)	(86)
Liabilities incurred	—	—	—	—
Changes in estimated obligations	—	—	—	—
Accretion of discount	442	424	1,326	1,272
Total asset retirement obligation, at end of period	$24,274	$23,223	$24,274	$23,223
The undiscounted amount of asset retirement obligation was $58.4 million as of September 30, 2016.

Note 10 — COMPENSATION PLANS
Cash Bonus Plans—At times, we use cash bonus programs that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus programs are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. We accrue cash bonus expense related to the applicable year's performance. In December 2015 as part of our cost savings initiatives, we suspended our cash bonus programs for 2015 for most employees and have not implemented a cash bonus program for 2016.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of September 30, 2016, the following awards were outstanding under the Plan: 755,611 shares of non-vested restricted shares of common stock; non-vested performance units representing 252,100 shares of common stock; and options to purchase 218,857 shares of common stock. As of September 30, 2016, approximately 6.4 million shares of common stock remained available for issuance under the Plan.
Non-vested Restricted Shares of Common Stock—The Compensation Committee of the Board of Directors (the "Compensation Committee") has granted restricted shares of common stock under the Plan to executive officers, other key employees, non-employee directors and consultants. The awards contain service conditions associated with continued

employment or service and provide voting and regular dividend rights. Upon vesting, the restrictions on the restricted shares of common stock lapse and the shares are considered issued and outstanding.
In the first quarter of 2015, the Compensation Committee granted restricted shares of common stock under the Plan to our executive management team and other selected employees as part of an annual equity award program. These awards vest ratably over three years. From time to time, the Compensation Committee grants restricted shares of common stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one- to four-year periods. In the second quarter of 2016, the Compensation Committee granted 562,010 restricted shares of common stock under the Plan to certain members of our Board of Directors, including one employee director. These restricted shares of common stock vest one year after grant.
In measuring compensation expense associated with the grant of non-vested restricted shares of common stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the non-vested restricted shares of common stock awards was $0.7 million and $0.8 million for the three months ended September 30, 2016, and 2015, respectively. Total compensation expense was $1.9 million and $2.5 million for the nine months ended September 30, 2016, and 2015, respectively. These amounts are net of estimated forfeiture adjustments. As of September 30, 2016, there was $2.1 million of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be expensed through 2018.
A summary of activity relating to our non-vested restricted shares of common stock for the nine months ended September 30, 2016, is presented below.

		Weighted Average Grant-Date Fair Value
	Shares
Non-vested restricted shares of common stock, beginning of period	459,663	$14.93
Granted	562,010	$1.28
Vested	(213,643)	$15.53
Forfeited	(52,419)	$14.45
Non-vested restricted shares of common stock, end of period	755,611	$4.63
Common Stock—In the second quarter of 2015, the Compensation Committee granted shares of common stock under the Plan to our non-employee directors as compensation for service for the period ending on the date of our annual stockholders' meeting for the following year. These shares of common stock were granted without restrictions and vested immediately.
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

A summary of our stock option activity for the nine months ended September 30, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life (in years)
Outstanding non-qualified stock options, end of period	218,857	$25.74	$—	2.9
Vested or expected to vest, end of period	218,857	$25.74	$—	2.9
Exercisable non-qualified stock options, end of period	218,857	$25.74	$—	2.9
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

Note 11 — INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
A summary of the provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current portion of income tax expense (benefit)	$1	$39	$4	$5
Deferred portion of income tax (benefit) expense	—	(7,891)	—	(5,136)
Total income tax expense (benefit)	$1	$(7,852)	$4	$(5,131)
Effective tax rate	—%	49.2%	—%	44.0%
During the three- and nine-month periods ended September 30, 2016, our effective tax rate differed from the statutory rate primarily as a result of the impact of recording a valuation allowance to offset the amount of additional deferred tax asset generated during the periods. For the three- and nine-month periods ended September 30, 2015, our effective tax rate differed from the statutory rate primarily as a result of the benefit from estimated depletion deductions that exceed the tax basis in the mineral reserves.
The blended state tax rate applied to the deferred tax calculation is subject to change due to changes in state laws and changes in the mix of our business and the states in which we have a taxable relationship. This creates fluctuations in the value of our net deferred tax asset.
As of September 30, 2016, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we increased the valuation allowance related to our deferred tax assets by $20.7 million for the nine months ended September 30, 2016. We recognized a full valuation allowance against our net deferred tax assets as of September 30, 2016, and December 31, 2015.
A summary of our valuation allowance activity is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Valuation allowance, beginning of period	$300,601	$268
Additions	20,740	—
Reversals	—	—
Valuation allowance, end of period	$321,341	$268

Note 12 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2016, and December 31, 2015, we had $21.0 million and $18.7 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of September 30, 2016, and December 31, 2015, $3.5 million and $0.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets, and $17.5 million and $18.2 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for County of Eddy in the State of New Mexico. Mr. Gamble is a former Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic's trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.
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
Rental and lease expenses are shown below for the indicated periods (in thousands):

2016
For the three months ended September 30, 2016	$1,530
For the nine months ended September 30, 2016	$4,609

2015
For the three months ended September 30, 2015	$2,081
For the nine months ended September 30, 2015	$5,802

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2016, and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$3,900	$—	$3,900	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$53,317	$—	$53,317	$—

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

Financial Instruments—The carrying values and estimated fair values of our financial instruments as of September 30, 2016, and December 31, 2015, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$150,000	$133,000	$150,000	$138,000
For cash and cash equivalents, certificates of deposit and time deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The estimated fair value of the Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.

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
In early July 2016, we idled mining operations at our West facility and transitioned it into a care-and-maintenance mode due to the decline in potash prices.
For the nine months ended September 30, 2016, we recognized restructuring expense of $2.3 million related to these events.

Note 15 — BUSINESS SEGMENTS
As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®. The reportable segments are determined by management based on a number of factors including the types of potassium based fertilizer produced, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended September 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$35,357	$8,286	$—	$43,643
Less: Freight costs	6,722	1,465	—	8,187
Warehousing and handling costs	2,072	544	—	2,616
Cost of goods sold	29,027	6,245	—	35,272
Lower-of-cost-or-market inventory adjustments	4,856	336	—	5,192
Costs associated with abnormal production and other	—	—	—	—
Gross Deficit	$(7,320)	$(304)	$—	$(7,624)
Depreciation, depletion and amortization incurred[1]	$8,090	$597	$69	$8,756

Nine Months Ended September 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$128,248	$40,512	$—	$168,760
Less: Freight costs	20,156	7,294	—	27,450
Warehousing and handling costs	6,358	1,460	—	7,818
Cost of goods sold	108,816	28,083	—	136,899
Lower-of-cost-or-market inventory adjustments	16,793	336	—	17,129
Costs associated with abnormal production and other	650	1,057	—	1,707
Gross (Deficit) Margin	$(24,525)	$2,282	$—	$(22,243)
Depreciation, depletion and amortization incurred[1]	$28,970	$3,150	$845	$32,965

Three Months Ended September 30, 2015	Potash	Trio®	Corporate	Consolidated
Sales	$41,997	$11,695	$—	$53,692
Less: Freight costs	3,575	1,773	—	5,348
Warehousing and handling costs	2,655	544	—	3,199
Cost of goods sold	33,729	8,422	—	42,151
Lower-of-cost-or-market inventory adjustments	4,427	—	—	4,427
Costs associated with abnormal production and other	6,910	—	—	6,910
Gross (Deficit) Margin	$(9,299)	$956	$—	$(8,343)
Depreciation, depletion and amortization incurred[1]	$16,324	$3,294	$737	$20,355

Nine Months Ended September 30, 2015	Potash	Trio®	Corporate	Consolidated
Sales	$189,819	$54,545	$—	$244,364
Less: Freight costs	15,258	7,900	—	23,158
Warehousing and handling costs	8,435	1,948	—	10,383
Cost of goods sold	147,049	33,819	—	180,868
Lower-of-cost-or-market inventory adjustments	10,063	—	—	10,063
Costs associated with abnormal production and other	6,910	—	—	6,910
Gross Margin	$2,104	$10,878	$—	$12,982
Depreciation, depletion and amortization incurred[1]	$49,958	$9,588	$1,482	$61,028

1 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.

Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
During the nine months ended September 30, 2016, we recorded restructuring charges of $2.3 million, of which $2.1 million was attributable to the potash segment and $0.2 million was attributable to corporate.

Note 16 — RECENT ACCOUNTING PRONOUNCEMENTS
Pronouncements Issued But Not Yet Adopted—In August 2013, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The new standard applies to all entities for the first annual period in fiscal years ending after December 15, 2016, and interim periods thereafter. We do not expect the adoption of this guidance to have a material impact on the disclosures included in our consolidated financial statements.
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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230)" which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice. ASU 2016-15 specifically addresses eight classification issues within the statement of cash flows including debt prepayments or debt extinguishment costs; proceeds from the settlement of insurance claims; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standard—In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which became effective for us beginning January 1, 2016, and requires retrospective adoption. In accordance with this standard, our deferred financing costs associated with outstanding debt balances have been reclassified from "Prepaid expenses and other current assets" and "Other assets, net" to "Long-term debt, net" and "Current portion of long-term debt, net." Amortization of such costs continues to be reported as "Interest expense, net."

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to comply with the revised terms of our senior notes and revolving credit facility, including the covenants in each agreement, to avoid a default under these agreements;

•	our ability to successfully execute on our plans to transition our sales model after the idling of our West facility and the transitioning of our East facility to Trio®-only production;

•
adverse impacts to our business as a result of our independent auditor having expressed substantial doubt as to our ability to continue as a going concern due to the existence of a material uncertainty;

•	changes in the price, demand, or supply of potash or Trio®/langbeinite;

•	the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	further write-downs of the carrying value of our assets, including inventories;

•
circumstances that disrupt or limit our production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems;

•	changes in our reserve estimates;

•	currency fluctuations;

•	adverse changes in economic conditions or credit markets;

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines;

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;

•	changes in the prices of raw materials, including chemicals, natural gas, and power;

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;

•	declines in the use of potash products by oil and gas companies in their drilling operations;

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services;

•	our inability to fund necessary capital investments; and

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our subsequent Quarterly Reports on Form 10-Q.

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
We produce potash from three solution mining facilities and until the second quarter of 2016 we also produced potash from two conventional underground mining facilities. Our solution mining production comes from our HB solar solution mine near Carlsbad, New Mexico, a solar solution mine near Moab, Utah, and a solar brine recovery mine in Wendover, Utah. Our conventional production of potash came from our underground West and East mines near Carlsbad, New Mexico. We also operate the North compaction facility near Carlsbad, New Mexico, which services the HB mine and previously serviced the West mine. We produce Trio® from our conventional underground East mine.
In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®‑only facility. We completed our commissioning activities related to that transition during the third quarter of 2016. We no longer produce potash at our East facility.
In early July 2016, we idled mining operations at our West facility and transitioned it into a care-and-maintenance mode due to the decline in potash prices. Accordingly, beginning in July 2016, all of our potash is produced from our three solution mining facilities.
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
• Idling of our West facility. Due to the then-current potash pricing environment, we idled mining operations at our West facility in early July 2016 and transitioned it to a care-and-maintenance mode. In connection with this transition, we reduced our workforce by approximately 275 employees. As we announced this plan in May 2016, we incurred restructuring charges of approximately $1.9 million in the second quarter 2016, primarily related to estimated severance payments in connection with this decision, the majority of which was paid in the third quarter.
• Conversion of our East facility to Trio®-only. In April 2016, we transitioned our East facility from a mixed-ore processing facility to a Trio®-only facility. We completed commissioning activities related to this transition in the third quarter of 2016. As a result of this transition, our Trio® production increased by 130% in the third quarter of 2016 over the same period in 2015.
• Potash prices and demand. Late in the third quarter of 2016, potash prices, which had been declining since the second half of 2015, began to stabilize with several producers implementing potash price increases in advance of the fall application season. Although production curtailments from us and other producers in 2015 and earlier in 2016 have reduced the excess potash supply in North America, global effective capacity continues to exceed demand. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

We sold 161,000 tons of potash in the third quarter of 2016, an increase of 41,000 tons compared to the third quarter of 2015. As noted above, potash prices began to decrease in the second half of 2015. As a result, our customers delayed purchases of potash in the third quarter of 2015. In the third quarter of 2016, pricing began to stabilize as reflected in announced price increases by several of our competitors providing our customers with greater confidence potash pricing had firmed. This helped stimulate demand for the fall application season. Despite this stronger demand, we had fewer tons available for sale as a result of the transition of our East facility to Trio®-only. Further, our sales volumes into the industrial market in the third quarter of 2016 were below those in the same period in 2015, as oil and gas drilling activity decreased due to lower commodity prices.
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
Our potash production in the second half of 2016 will be less than the second half of 2015 due to the transition of our East facility and the idling of our West facility. We expect to sell the majority of our current potash inventory from both the East and West facility through normal sales channels in the fourth quarter of 2016. Beginning in 2017, as we will produce fewer tons of potash to sell as compared to prior periods, we plan to be more selective in our sales strategy in order to maximize our sales price for each ton of potash that we sell.
• Trio® prices and demand. Sales volumes for Trio® decreased for the three months ended September 30, 2016, as compared to the same period in 2015 as some domestic Trio® purchasers delayed purchases and moved to more of a just‑in‑time purchasing model as these purchasers gained increased confidence in our ability to supply product closer to the traditional spring application season. Trio® pricing decreased in the third quarter of 2016 as compared to the third quarter of 2015 due to price pressure on the component nutrients and increased competition for specialty fertilizers. We continued to see additional pressure on Trio® prices late in the third quarter and as a result, we expect our Trio® average net realized sales price to decrease in the fourth quarter of 2016 as compared to the third quarter. As our production of Trio® has increased, we continue our efforts to expand our marketing efforts for Trio®, both domestically and internationally. However, we have experienced a longer-than-expected ramp up for the international Trio® sales. Given the pricing and demand environment, we generally intend to operate our facilities at production levels that approximate demand.
• Weather impact. Our solar facilities experienced below average evaporation rates in 2015. As a result, fewer potash crystals formed in our evaporation ponds for harvesting during the harvest season that began in the second half of 2015, and was completed in April 2016. We expect our potash production from our solar solution facilities to be slightly higher in the second half of 2016 as compared to the second half of 2015.

Results of Operations

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$43,643	$53,692	$168,760	$244,364
Cost of goods sold	35,272	42,151	136,899	180,868
Gross (Deficit) Margin	(7,624)	(8,343)	(22,243)	12,982

Net Loss	$(18,241)	$(8,110)	$(50,066)	$(6,518)

Production volume (in thousands of tons):
Potash	52	160	383	550
Langbeinite	85	37	200	116
Sales volume (in thousands of tons):
Potash	161	120	547	498
Trio®	25	26	108	125

Average Net Realized Sales Price per Ton[1]
Potash	$178	$319	$198	$351
Trio®	$274	$379	$308	$374
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
Consolidated Results for the Three- and Nine-month Periods Ended September 30, 2016
Total sales in the third quarter 2016 decreased as compared to 2015 due to lower average net realized sales price for potash and Trio®, as well as lower sales volumes for Trio®, partially offset by increased potash sales volumes. Our total cost of goods sold decreased in the third quarter of 2016 as compared to the same period in 2015 primarily due to selling fewer potash tons from our East facility, previously our highest cost facility, which was transitioned to Trio®-only production in the second quarter of 2016. Our cost of goods sold also decreased as we recorded less depreciation in 2016 due to the impairment of long‑lived assets in December 2015. As a result of the decrease in average net realized sales price, we incurred a gross deficit and an increased net loss for the third quarter 2016 as compared to the third quarter of 2015.
Total sales for the nine months ended September 30, 2016, decreased as compared to 2015 due to lower average net realized sales price for both potash and Trio®. Total cost of goods sold also decreased resulting from fewer tons sold from our East facility, as well as less depreciation expense in 2016 due to the impairment of long-lived assets recorded in December 2015.
Based on our expectations for potash and Trio® pricing for the remainder of the year, we anticipate that we will incur a net loss for the year ending December 31, 2016.
Selling and administrative expenses decreased $1.2 million, or 20%, to $4.7 million for the three months ended September 30, 2016, from $5.9 million for the three months ended September 30, 2015. The decrease was primarily due to decreased administrative headcount, and decreased aircraft-related costs in 2016 as compared to 2015. Selling and administrative expenses in 2015 were also higher due to increased legal and professional fees related primarily to one issue that concluded in 2015.
Selling and administrative expenses decreased $6.0 million, or 28%, to $15.8 million for the nine months ended September 30, 2016, from $21.8 million for the nine months ended September 30, 2015, due to decreased administrative headcount and related expenses. As part of our ongoing efforts to reduce our costs, we exercised our option to terminate our corporate office lease in May 2015 in accordance with its terms, resulting in a $1.1 million charge in the second quarter of 2015. While part of this lease termination penalty was paid in December 2015 when we reduced the office space we occupied, the remaining $0.6 million is expected to be payable in the first quarter of 2017.
In January 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of our workforce, suspension of our cash bonus programs for most employees, and salary decreases for most employees.

Additionally, in connection with the transition of the East facility in April 2016, and the idling of the West facility in July 2016, we reduced our overall headcount by approximately 275 employees. As the transition of the East facility occurred in the second quarter of 2016, and we initiated our plan to idle the West facility in the second quarter of 2016, we recorded restructuring expense of approximately $1.9 million during the three months ended June 30, 2016, the majority of which was paid in the third quarter 2016. For the nine months ended September 30, 2016, we recorded restructuring expense of $2.3 million.
During the third quarter of 2015, we received an order issued by MSHA related to maintenance issues and salt build‑up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September 2015, we continued to perform incremental maintenance on the ore hosting shaft through 2015, during which time production at the West mine was temporarily suspended.
Also during the third quarter 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate tests related to developing our plans to convert our East facility to Trio®-only production.
As a result of these temporary suspensions of production, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed in the third quarter 2015 as production costs. We compare actual production levels relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
In late 2014, we initiated legal action to protest property tax valuations in New Mexico. In the second quarter of 2015, we reached an agreement with the State of New Mexico that resulted in a net $2.0 million reduction in previously paid property taxes. Accordingly, as the inventory produced during 2014 had since been sold, we recorded the settlement in "Other operating income" during the second quarter of 2015.
Interest expense increased $2.3 million to $3.9 million or 144% for the three months ended September 30, 2016, from $1.6 million for the three months ended September 30, 2015. The increase is due to the expensing of deferred financing costs associated with the decrease in the maximum amount available to us under our unsecured credit facility, the acceleration of the maturity date of the unsecured credit facility, and the expensing of a modified make-whole payment related to the $15 million principal payment on our senior notes. Beginning April 1, 2016, the interest rates on our senior notes increased by 2.25% and beginning on July 29, 2016, the interest rates on our senior notes increased by 3.50% over the initial coupon rates.
Interest expense for the nine months ended September 30, 2016, increased to $9.1 million as compared to $4.8 million in the same period in 2015. This increase was the result of the expensing of deferred financing costs referred to above, as well as higher interest rates on our senior notes beginning April 1, 2016.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three and nine months ended September 30, 2016, and 2015 (in thousands) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on notes and line of credit commitment fees	$2,688	$1,590	$6,429	$4,723
Accrued interest for make-whole payment made October 3, 2016	806	—	806	—
Amortization of deferred financing costs	564	87	2,228	273
Gross interest expense	4,058	1,677	9,463	4,996
Less capitalized interest	153	103	329	176
Interest expense, net	$3,905	$1,574	$9,134	$4,820

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Sales	$35,357	$41,997	$128,248	$189,819
Less: Freight costs	6,722	3,575	20,156	15,258
Warehousing and handling costs	2,072	2,655	6,358	8,435
Cost of goods sold	29,027	33,729	108,816	147,049
Lower-of-cost-or-market inventory adjustments	4,856	4,427	16,793	10,063
Costs associated with abnormal production and other	—	6,910	650	6,910
Gross Deficit	$(7,320)	$(9,299)	$(24,525)	$2,104
Depreciation, depletion and amortization incurred[2]	$8,090	$16,324	$28,970	$49,958
Sales Volumes (tons in thousands)	161	120	547	498
Production Volumes (tons in thousands)	52	160	383	550

Average Net Realized Sales Price per Ton[1]	$178	$319	$198	$351
1 Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended September 30, 2016, and 2015
Our sales volumes in the third quarter of 2016 were greater than those in 2015, driven by increased customer confidence in potash pricing in 2016 as compared to 2015. However, increased sales volumes into agricultural markets were partially offset by decreased sales volumes into the industrial market due to decreased oil and gas drilling in the U.S.
Despite the increase in potash sales volumes, our potash sales during the three months ended September 30, 2016, decreased over the same period in 2015 due to a 44% decline in our average net realized sales price for potash due to higher levels of supply in the North American market, and aggressive pricing of imported potash by our competitors.
Our freight costs related to potash sales in the three months ended September 30, 2016, increased over the same period in 2015 primarily due to higher sales volumes. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our total potash cost of goods sold in the three months ended September 30, 2016, decreased over the same period due to an overall decrease in our production costs primarily resulting from our decision to no longer produce potash at our East facility as noted above. Depreciation and depletion expense for potash decreased in 2016 due to the impairment of long‑lived assets recorded in the fourth quarter of 2015.
Our production volume of potash in the third quarter of 2016 decreased compared to the third quarter of 2015 due to the conversion of our East facility to Trio®-only and the idling of our West facility. In addition, we produced less potash at our HB facility in the third quarter of 2016 than the same period in 2015 as we restarted harvesting activities earlier in 2015 as compared to 2016.
During the three months ended September 30, 2016, and 2015, we recorded lower-of-cost-or-market charges as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory. Our lower-of-cost-or-market adjustments in the three-month period ended September 30, 2016, are greater than in the comparable period a year ago as a result of the decrease in average net realized sales price. We expect our lower-of-cost-or-market adjustments will decrease in the fourth quarter of 2016, as we expect to have fewer conventionally-produced tons remaining in inventory.

As a result of the items mentioned above, we incurred a gross deficit in the three months ended September 30, 2016, and 2015, respectively.
Nine Months Ended September 30, 2016, and 2015
We sold 10% more potash in the first nine months of 2016 as compared to the first nine months of 2015 primarily due to the customer confidence in potash pricing late in the third quarter of 2016 as compared to the same period in 2015. This increase in potash volumes was offset by lower sales of potash from our East facility, as we stopped producing potash at that facility beginning in April 2016.
Our sales from potash during the first nine months of 2016 decreased due primarily to a 44% decrease in our average net realized sales price. The decrease in our average net realized sales price was impacted by the oversupply of potash as noted above and the aggressive pricing of product imported into North America by our competitors.
Freight costs related to potash sales in the nine months ended September 30, 2016, increased slightly over the same period in 2015 primarily due to higher sales volumes. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our cost of goods sold for potash decreased in the nine months ended September 30, 2016, as compared to the same period in 2015. Total cost of goods sold of potash decreased in 2016 as we sold fewer tons of potash from our East facility, which was our highest cost facility for potash. Due to the impairment of our West and East facilities that was recorded in the fourth quarter of 2015, depreciation and depletion expense for potash decreased in the first nine months of 2016, which also reduced our cost of goods sold in 2016 as compared to 2015. Our cost of goods sold for potash also benefited from the direct expensing of abnormal production costs related to reduced production levels at East as noted below.
Our production volume of potash in the first nine months of 2016 decreased compared with the first nine months of 2015. In 2015, we produced potash and Trio® at our East plant for all of 2015, whereas in 2016, we only produced Trio® at our East facility during the majority of the second quarter. Further, we produced potash at our West facility during all of 2015, whereas we idled production at West in early July 2016.
During the nine months ended September 30, 2016, and 2015, we recorded lower-of-cost-or-market charges as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory. The lower-of-cost-or-market adjustment recorded during the nine months ended September 30, 2016, related primarily to our potash inventories from our conventional facilities, and resulted from our higher production costs per ton and overall lower potash pricing.
Our evaluation of production levels in the third quarter of 2016 resulted in no abnormal production adjustments. However, during the third quarter of 2015, we received an order issued by MSHA related to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September 2015, we continued to perform incremental maintenance on the ore hosting shaft through 2015, during which time production at the West mine was temporarily suspended.
Also during the third quarter 2015, we temporarily suspended potash production at our East facility for a total of seven days as we performed two separate tests related to developing our plans to convert our East facility to Trio®-only production.
In the third quarter of 2015, as a result of these temporary production suspensions of production, we determined that approximately $4.9 million and $2.0 million of production costs at our West and East facilities, respectively, would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed in the third quarter 2015 as production costs. We compare actual production levels relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.
As discussed above, because of the suspensions of production during the first half of 2016 related to testing and conversion of our East facility to a Trio®-only facility, we determined that approximately $1.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the first half of 2016 as period production costs.
As a result of the items mentioned above, we incurred a gross deficit in the nine months ended September 30, 2016, and 2015, respectively.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended September 30, 2016, and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Agricultural	88%	69%	90%	76%
Industrial	6%	22%	5%	17%
Feed	6%	9%	5%	7%
Domestically, the potash market is influenced by global supply and demand, and is impacted by the pricing of imports from our competitors. The strength of the U.S. dollar has resulted in further pressure on potash pricing.
Average Net Realized Sales Price
The table below demonstrates our average net realized sales price for potash for the quarters ended on the dates set forth below:

Average Net Realized Sales Price[1] of
Potash
(Per ton)
September 30, 2016	$178
June 30, 2016	$193
March 31, 2016	$216
December 31, 2015	$277
September 30, 2015	$319
June 30, 2015	$358
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Sales	$8,286	$11,695	$40,512	$54,545
Less: Freight costs	1,465	1,773	7,294	7,900
Warehousing and handling costs	544	544	1,460	1,948
Cost of goods sold	6,245	8,422	28,083	33,819
Lower-of-cost-or-market inventory adjustments	336	—	336	—
Costs associated with abnormal production and other	—	—	1,057	—
Gross (Deficit) Margin	$(304)	$956	$2,282	$10,878
Depreciation, depletion and amortization incurred[2]	$597	$3,294	$3,150	$9,588
Sales Volumes (tons in thousands)	25	26	108	125
Production Volumes (tons in thousands)	85	37	200	116

Average Net Realized Sales Price per Ton[1]	$274	$379	$308	$374

1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended September 30, 2016, and 2015
Total sales from Trio® decreased in the three months ended September 30, 2016, primarily due to a 28% decrease in the average net realized sales price for Trio®. The decrease in Trio® sales price was a result of price pressure on the component nutrients and increased competition for specialty fertilizers. We also experienced a 4% decrease in sales volumes of Trio® as some domestic Trio® purchasers delayed purchases and moved to more of a just-in-time purchasing model as these purchasers gained increased confidence in our ability to supply product closer to the traditional spring application season.
Our freight costs related to Trio® sales in the three months ended September 30, 2016, decreased over the same period in 2015 as the volume of product sold decreased.
Total cost of goods sold for Trio® decreased during the three months ended September 30, 2016, and 2015, respectively, as depreciation and depletion expense for Trio® decreased in the third quarter of 2016 resulting from the impairment of long-lived assets at East in the fourth quarter of 2015. Further, our production costs decreased as a result of our transition of the East facility to a Trio®-only facility in April 2016.
As a result of our transition of the East facility to a Trio®-only facility, our Trio® production increased 130% in the third quarter of 2016, from 37,000 tons in the third quarter of 2015 to 85,000 tons in the third quarter of 2016.
This increase in production, as well as overall pressure in the specialty fertilizer market, is expected to put downward pressure on our average net realized sales price of Trio® for the remainder of 2016 and into 2017. We believe the incremental production will provide us the opportunity to pursue markets that have been under-served in previous years. As we demonstrate our ability to provide a consistent supply of Trio® to our customers, we expect our customers will begin managing their inventory levels with just-in-time purchasing, similar to potash customer purchasing trends. As a result, we expect to build Trio® inventory in the remainder of 2016.
In the three months ended September 30, 2016, we recorded lower-of-cost-or-market charges related to a small portion of Trio® inventory, as our expected net realized sales price of that product slightly exceeded our carrying costs.
Nine Months Ended September 30, 2016, and 2015
Total sales from Trio® decreased as a result of selling 108,000 tons in the first nine months of 2016 as compared to 125,000 tons in the first nine months of 2015. Trio® sales were further impacted by an 18% decrease in average net realized sales price in the same periods.
Our freight costs related to Trio® sales in the nine months ended September 30, 2016, decreased over the same period in 2015 as the volume of product sold decreased.
Our Trio® cost of goods sold decreased from $33.8 million in the first nine months of 2015 to $28.1 million in the first nine months of 2016, as depreciation and depletion expense for Trio® decreased in the first nine months of 2016 resulting from the impairment of long-lived assets at East recorded in the fourth quarter of 2015. Lower production costs attributable to the conversion of our East facility to a Trio®-only facility in April 2016, as well as 14% fewer tons of Trio® sold also contributed to lower Trio® cost of goods sold during the comparable periods.
During the first nine months of 2016, we produced 200,000 tons of Trio®, an increase of 72% compared to the same period in 2015. This increase results from the transition of our East facility to a Trio®-only facility in April 2016. Our Trio® production in the first nine months of 2016 exceeded production volumes from all of 2015.

Additional Information Relating to Trio®
Our export sales of Trio® tend to have more variability as to the timing of those sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period, as shown in the table below.

	United States	Export
2016
For the three months ended September 30, 2016	95%	5%
For the nine months ended September 30, 2016	95%	5%

2015
For the three months ended September 30, 2015	75%	25%
For the nine months ended September 30, 2015	89%	11%

Average Net Realized Sales Price
The table below demonstrates our average net realized sales price for Trio® for the quarters ended on the dates set forth below:

Average Net Realized Sales Price[1] of
Trio®
(Per ton)
September 30, 2016	$274
June 30, 2016	$320
March 31, 2016	$316
December 31, 2015	$330
September 30, 2015	$379
June 30, 2015	$383
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measures."

Specific Factors Affecting Our Results
Sales
Our total sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products, our inventory storage capabilities and by our production capabilities. We generally intend to operate our facilities at production levels that approximate demand. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand and have product inventory positioned closer to the fields in order to meet peak periods of fertilizer demand.

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Historically, we have experienced variability in our potash cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold for our solar solution facilities is less than our cost of goods sold for our conventional facilities. As such, as we sell down potash inventory produced conventionally, and only produce potash via solar solution mining as of July 2016, we expect our potash cost of goods sold to decrease. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs are also impacted when our production levels change, due to factors such as changes in the grade of ore mined, levels of Trio® mine development, plant operating performance, downtime, and periodic maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the mining, oil and gas, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy. Historically, and through the first quarter of 2016, we produced both potash and Trio® at our East facility using a mixed-ore body and processing the ore through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that was mined at any particular time was subject to fluctuations due to the nature of the mineral deposits and influenced the tons of potash and langbeinite ultimately produced from the facility, which affected our production costs per ton for both products and affected our quarter-to-quarter results. With the conversion of our East facility to a Trio®-only facility in April 2016, we have simplified the operation at East which has lowered the overall cost structure for our East operations.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2016, our average royalty rate was 4.0%. For the three and nine months ended September 30, 2015, our average royalty rate was 3.8% and 4.0%, respectively.
Care and Maintenance Expenses
In the third quarter of 2016 following the idling of our West facility, we incurred care and maintenance expenses of $1.7 million related to the facility. These costs included labor and related benefits, maintenance supplies, utilities, property taxes and insurance. We also incurred repairs to equipment that were in process at the time the facility was idled as well as additional shaft maintenance work during the third quarter of 2016. We expect the amount of care and maintenance expenses to decrease in future periods.
Other Operating Income
In the nine months ended September 30, 2016, we recorded other operating income of $1.8 million primarily related to insurance proceeds resulting from a December 2015 snowstorm that damaged a portion of one of our warehouses in New Mexico. In addition, we received a refund in 2013 from the State of New Mexico. This refund related to the overpayment of compensating taxes on capital projects in prior periods. We are no longer receiving inquiries from vendors who performed work on those capital projects to which the overpayment related. Accordingly, we recognized the remaining $1.1 million as other operating income in the second quarter of 2016.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three and nine months ended September 30, 2016, was zero. Our effective tax rate for the three and nine months ended September 30, 2015, was 49.2% and 44.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of depletion, research and development credits, and any changes in valuation allowances. During the three and nine months ended September 30, 2016, our effective tax rate was impacted primarily by a valuation allowance placed on the additional deferred tax assets recorded during the period. During the three and nine months ended September 30, 2015, our effective tax rate was impacted primarily by the benefit from estimated depletion deductions.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.

For the three and nine months ended September 30, 2016, we recognized an immaterial amount of income tax expense. For the three and nine months ended September 30, 2015, we recognized an income tax benefit of $7.9 million and $5.1 million, respectively. Total tax benefit for the nine months ended September 30, 2015, was comprised of an immaterial amount of current income tax expense and $5.1 million of deferred income tax benefit.
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

Capital Investments
During the first nine months of 2016, cash paid for property, plant and equipment was $14.3 million. We expect capital investment for 2016 to be approximately $18 million to $22 million. The majority of our remaining capital investment in 2016 is expected to be sustaining capital. We anticipate our remaining 2016 operating plans and capital programs will be funded out of operating cash flows, existing cash and cash equivalents, or our new credit facility.
The above expected capital investment includes amounts to convert our East facility to a Trio®-only facility, which occurred in April 2016, and our subsequent activities to optimize our langbeinite recovery techniques and the amount of granular- and premium-sized Trio® that we produce.
We hold permits, governmental approvals, and leases necessary for the continued operations at each of our facilities. A decision by a governmental agency or lessor to deny or delay a new or renewed permit, approval, or lease, or to revoke or substantially modify an existing permit, approval, or lease, could prevent or limit us from continuing our operations at the affected facility. In addition, we could be required to expend significant amounts to obtain these permits, approvals, or leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities.

Liquidity and Capital Resources
As of September 30, 2016, we had cash, cash equivalents, and investments of $27.9 million. This amount was made up of the following:

•	$22.9 million in cash;

•	$0.1 million in cash equivalent investments, consisting of money market accounts with banking institutions that we believe are financially sound; and

•	$4.9 million invested in short-term investments.
In September 2016, we agreed to repay $15 million aggregate principal amount of the Notes. This amount was paid on October 3, 2016.
Our operations have primarily been funded from cash on hand and cash generated by operations. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. In addition, under the revised agreement for our Notes as described below, on or before November 30, 2016, we are required to engage a nationally recognized investment bank for the purpose of assessing and evaluating, and if determined appropriate by us in our business judgment pursuing, potential strategic alternative transactions.
The following summarizes our cash flow activity for the nine months ended September 30, 2016, and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows (used in) provided by operating activities	$(13,554)	$43,592
Cash flows provided by (used in) investing activities	$31,241	$(85,465)
Cash flows used in financing activities	$(4,015)	$(1,394)
Operating Activities
Total cash used in operating activities through September 30, 2016, was $13.6 million, a decrease of $57.1 million compared with the first nine months of 2015. The decrease was driven by lower net realized sales price per ton in the first nine months of 2016 as compared to the same period in 2015, resulting in a greater net loss.
Investing Activities
Total cash provided by investing activities increased by $116.7 million in the first nine months of 2016 compared with the same nine-month period in 2015 as a result of increased investment sales and lower capital investment activity.
Financing Activities
Total cash used in financing activities of $4.0 million was due to an increase in debt issuance costs related to the negotiations with our lenders.
Senior Notes
In April 2013, we issued $150 million aggregate principal amount of senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. In September 2016, we agreed to repay $15 million aggregate principal amount of the Notes on October 3, 2016. After this repayment, the Notes consist of the following series:

•	$54 million of Senior Notes, Series A, due April 16, 2020

•	$40.5 million of Senior Notes, Series B, due April 14, 2023

•	$40.5 million of Senior Notes, Series C, due April 16, 2025
On October 31, 2016, we entered into a revised note purchase agreement governing the Notes. Under the previous agreement, we were subject to financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio as specified in the note purchase agreement. We were not in compliance with these financial covenants as of March 31, 2016, June 30, 2016, or September 30, 2016. Under a series of waivers entered into during the first nine months of 2016 and the revised note purchase agreement, the holders of the Notes permanently waived the requirement that we comply with these financial covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 (and agreed that any noncompliance with these covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, will not constitute a default or event of default under the agreement). As part of these waivers, our interest rates on the Notes increased several times over the first nine months of the year. As of September 30, 2016, the interest rates on the Notes were 3.5% above the original coupon rates, resulting in an interest rate of 6.73% for the Series A Notes, 7.63% for the Series B Notes, and 7.78% for the Series C Notes.
In September 2016, we agreed to repay $15 million aggregate principal amount of the Notes, and related accrued interest through September 30, 2016. These amounts were paid on October 3, 2016. Accordingly, $15 million of the Notes, net of debt issuance costs of $0.3 million, is classified as a current liability as of September 30, 2016.
Under the revised agreement, we granted to the collateral agent for the Noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised agreement provides for the following changes to the Notes, among others:

•
The agreement includes a minimum adjusted EBITDA covenant, which adjusts over time and is measured quarterly through March 2018, ranging from negative $20 million in September 2016 to negative $7.5 million in March 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined under the agreement.

•
The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be

11.5 to 1.0 for the quarter ended June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending March 31, 2020, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending March 31, 2020, and each quarter thereafter. In general, our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters, and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that the Series A Senior Notes now bear interest at 7.73%, the Series B Senior Notes now bear interest at 8.63%, and the Series C Senior Notes now bear interest at 8.78%, which reflects the highest rates in a pricing grid. These interest rates are based on a pricing grid set forth in the revised agreement and will be adjusted quarterly based upon Intrepid’s financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•
On or prior to November 30, 2016, we are required to engage a nationally recognized investment bank for the purpose of assessing and evaluating, and if determined appropriate by us in our business judgment pursuing, potential strategic alternative transactions.

Our outstanding long-term debt, net, as of September 30, 2016, and December 31, 2015 (in thousands) is as follows:

	September 30, 2016	December 31, 2015
Senior Notes	$150,000	$150,000
Less current portion of long-term debt, net	(14,677)	—
Less deferred financing costs	(3,299)	(515)
Long-term debt, net	$132,024	$149,485
The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Credit Facility
On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based upon our inventory and receivables. If our total remaining availability under the credit facility falls below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1. Any borrowings on the credit facility will be interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018.
Previous Credit Facility
During the third quarter of 2016, we maintained an unsecured credit facility. Under an amendment entered into in July 2016, the amount available to us under the credit facility was reduced from $8 million to $1 million, which amount could be used only for letters of credit, and the maturity date was accelerated to September 30, 2016. The credit facility matured according to its terms on September 30, 2016, and therefore is no longer outstanding.
Letter of Credit
As of September 30, 2016, we had a $0.5 million letter of credit outstanding secured by a restricted cash account.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

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
Below is additional information about the non-GAAP financial measure used in this filing, including a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, for the three and nine months ended September 30, 2016, and 2015.
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

	Three Months Ended September 30,
	2016			2015
(in thousands except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$35,357	$8,286	$43,643	$41,997	$11,695	$53,692
Freight costs	6,722	1,465	8,187	3,575	1,773	5,348
Subtotal	$28,635	$6,821	$35,456	$38,422	$9,922	$48,344

Divided by:
Tons sold	161	25		120	26
Average net realized sales price per ton	$178	$274		$319	$379

	Nine Months Ended September 30,
	2016			2015
(in thousands except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$128,248	$40,512	$168,760	$189,819	$54,545	$244,364
Freight costs	20,156	7,294	27,450	15,258	7,900	23,158
Net sales	$108,092	$33,218	$141,310	$174,561	$46,645	$221,206

Divided by:
Tons sold	547	108		498	125
Average net realized sales price per ton	$198	$308		$351	$374

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for County of Eddy in the State of New Mexico. Mr. Gamble is a former Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic's trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2016, through July 31, 2016	—	—	—	N/A
August 1, 2016, through August 31, 2016	—	—	—	N/A
September 1, 2016, through September 30, 2016	566	$1.40	—	N/A
Total	566	$1.40	—	N/A

(1)	Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

INTREPID POTASH, INC. (Registrant)

Dated: November 2, 2016	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: November 2, 2016	/s/ Brian D. Frantz
Brian D. Frantz - Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Waiver and Amendment No. 7 to Credit Agreement, dated as of July 29, 2016, by and among Intrepid Potash, Inc., each of the lenders named therein, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 29, 2016).

10.2
Fourth Waiver to Note Purchase Agreement, dated as of July 15, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 15, 2016).

10.3
Fifth Waiver to Note Purchase Agreement, dated as of July 29, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on July 29, 2016).

10.4
Second Amendment and Sixth Waiver to Note Purchase Agreement, dated as of September 30, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on October 4, 2016).

10.5
Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein (incorporated by reference to Intrepid Potash, Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on November 1, 2016).

10.6
Credit Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc., certain of its subsidiaries, and Bank of Montreal (incorporated by reference to Intrepid Potash. Inc.'s Current Report on Form 8-K (File No. 001-34025) filed on November 1, 2016).

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