Form 10-K
period 2016-12-31
Intrepid Potash, Inc.
filed 2017-02-28
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, of $1.44 per share as reported on the New York Stock Exchange was $79 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 22, 2017, the registrant had 79,283,163 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2017 annual meeting of stockholders to be filed within 120 days after December 31, 2016.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K:

•	"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

•
"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which was placed in care-and-maintenance mode in mid‑2016. You can find more information about our facilities in Item 2 of this Annual Report on Form 10-K.

•	"Ton" means a short ton, or a measurement of mass equal to 2,000 pounds.
To supplement our consolidated financial statements, which are presented in this Annual Report on Form 10-K and which are prepared and presented in accordance with GAAP, we use "average net realized sales price per ton," which is a non‑GAAP financial measure to monitor and evaluate our performance. You can find more information about average net realized sales price per ton, including a reconciliation of this measure to the most comparable GAAP measure in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Non-GAAP Financial Measure."
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
General
We are the only producer of potash in the United States and we are one of two producers of langbeinite, which we market and sell as Trio®. Potash, or "muriate of potash" or "potassium chloride," is used as a fertilizer in agricultural markets worldwide. Potash is also used in oil and gas drilling and stimulation fluids and in animal feed. Langbeinite is a low-chloride potassium fertilizer that also contains sulfate and magnesium that is used primarily in magnesium and sulfur deficient soils and on crops that need a low-chloride source of potassium such as citrus, vegetable, sugarcane and palm. It is also used as an animal feed supplement.
Under the terms of our senior notes (the "Notes"), in December 2016 we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets. This evaluation is ongoing.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006. Intrepid was incorporated in 2007.
Our Products and Markets
Our two primary products are potash and Trio®. Potash and Trio® sales as a percentage of total sales were as follows for the last three years:

	Year Ended December 31,
	2016	2015	2014
Potash	76%	77%	83%
Trio®	24%	23%	17%
Prior to the second quarter of 2016, we had one reporting segment; the extraction, production, and sale of potassium-related products. As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®. Our extraction and production operations are conducted entirely in the continental United States. Financial information about our segments, including sales and gross margin (deficit) by segment, for the last three years is included in Note 16 — Business Segments to our consolidated financial statements for the year ended December 31, 2016, in "Item 8. Financial Statements and Supplementary Data." We do not present total assets by segment as our chief operating decision maker does not review or otherwise regularly receive this information.
Potash
We sell potash into three primary markets: the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to other industrial processes, and the animal feed market as a nutrient supplement. Potash is sold in different product sizes, such as granular, standard, and fine standard. The agricultural market predominately uses granular-sized potash, while the industrial and animal feed markets mostly use standard- and fine standard-sized product. We have the flexibility to produce all of our product in a granular form decreasing our dependence on sales of any one particular size of potash.
We manage sales and marketing operations centrally. We evaluate our customers' potash needs to determine which of our production facilities is best suited, typically based on geographic location, to fill sales orders with the objective of realizing the highest average net realized sales price per ton.
Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs divided by sales tons. From 2005 through 2016, we supplied, on average, 1.5% of annual world potassium consumption and 9.1% of annual U.S. potassium consumption.
Many of our potash sales are geographically concentrated in the central and western United States. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. A significant portion of our industrial sales are derived from oil and gas customers and correlate to drilling rig counts in specific regions in the United States.

Trio®
Trio® is our specialty fertilizer that delivers potassium, sulfate and magnesium in a single particle and has the added benefit of being low in chloride. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium, granular, standard, and fine standard sizes for sale both domestically and internationally.
By-products and Other Products
We produce salt, magnesium chloride, metal recovery salts and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. It is also sold as a nutrient supplement in animal feed and for use in other industrial processes. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines are used primarily by the oil and gas industry to support well development and completion activities. The sales of these by-products are accounted for as by-product credits to our cost of sales. In 2016, substantially all of our by‑product sales were accounted for in the potash segment. We also have water rights in New Mexico and Utah under which we sell water primarily for industrial uses such as in the oil and gas services industry.
We are in the process of implementing or considering a number of initiatives designed to maximize the value of our assets and expand sales of our by-products and water, particularly to service the oil and gas markets near our operating plants. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing products. For example, we may expand into oil, natural gas, or other commodities or into products or services in our current or new industries.
Production Facilities
We produce potash from three solar evaporation solution mining facilities: our HB solution mine in Carlsbad, New Mexico, a solution mine in Moab, Utah, and a brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. Solution mining is a process by which potash is extracted from mineralized beds by injecting a salt-saturated brine into a potash ore body and recovering a brine that contains potash and other minerals. The brine is brought to the surface for mineral recovery through solar evaporation. For solar evaporation, the brine is placed in ponds and solar energy is used to evaporate water thus crystallizing out the potash and minerals contained in the brine. The resulting mineral evaporates are then processed to separate the minerals for sale. Solution mining does not require employees or machines to be underground.
We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. A conventional underground mine uses a mechanical method of extracting minerals from underground. Underground mining consists of multiple shafts or entry points and a network of tunnels to provide access to minerals and conveyance systems to transport materials to the surface. Underground mining machines are used to remove the ore and a series of pillars are left behind to provide the appropriate level of ground support to ensure safe access and mining.
Until mid-2016, we also produced potash from our East and West mines in Carlsbad, New Mexico. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. In addition, in early July 2016, we idled operations at our West facility and transitioned the facility into care and maintenance. These changes were designed to increase our production of Trio®, a product that had traditionally shown more resilience to pricing pressure than potash, and to lower costs in a time of declining potash prices.
We have a current estimated annual designed productive capacity of approximately 390,000 tons of potash from our solar evaporation solution mines. We also have an estimated annual designed productive capacity of 400,000 tons of Trio®.
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
Industry Overview
Fertilizer serves a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium. There are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness. Potassium helps regulate plants' physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally occurring potash does not require additional chemical conversion to be used as a plant nutrient.

In addition to the primary nutrients, which are required in the greatest quantities in crop nutrition, important secondary nutrients such as sulfur and magnesium are also essential in crop nutrition. Intrepid's Trio® product contains the primary nutrient potassium and two secondary nutrients in its sulfur and magnesium content.
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
Industry experts continue to forecast increasing potash consumption rates as world population grows. However, significant additional capacity has been added over the last few years by existing potash producers. In addition, there are numerous brownfield and greenfield expansions that have been financed or are nearing completion. This trend is particularly evident in North America. Despite this additional capacity, a significant portion of it remains idled as large producers took actions in 2016 as they worked to match supply to demand. We expect North American production capacity to increase again in 2017 with the completion of the first phase of a large greenfield project adding 2 million tons of capacity, as well as a brownfield expansion adding approximately 3.6 million tons of capacity. The combination of future production additions and currently idled production is expected to total nearly half of the current annual North American demand by the end of 2017. While a portion of these additional tons will likely be slated for export markets, the trend of decreasing utilization rates for North American producers appears inevitable and is expected to limit any upside on pricing for the foreseeable future. Imports could put additional pressure on the North American market as a strong U.S. dollar and lower international transportation costs making this an attractive market for foreign competitors.
Virtually all of the world's potash is currently extracted from approximately 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 87% of the world's aggregate potash production during 2015. During this time period, the top nine potash producers supplied approximately 94% of world production. The three major Canadian producers participate in the Canpotex marketing group that supplied approximately 28% of the global potash production in 2015, one producer in Russia supplied approximately 17% of global production and one producer in Belarus supplied approximately 15%.
Competition and Competitive Strategy
We sell into commodity markets and compete based on delivered price, our ability to deliver product in a timely manner, and product quality. We also compete based on the durability, particle size, and potassium oxide content of our products. For potash, we compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients.
Our competitive strategy is focused on the following:

•
Expanding Trio® sales. Over the long term, we believe demand for Trio® will exceed supply, providing an opportunity to increase our gross margin. In light of this opportunity, in mid-2016, we transitioned our East facility to a Trio®-only facility, which significantly increased our production rate and our effective production capacity for Trio®. We continue our efforts to expand our sales and marketing efforts for Trio®, particularly internationally. We operate our East facility at production levels that approximate demand and expect to continue to do so for the foreseeable future.

•
Maximize potash margin. In 2016, we idled potash production at our West and East conventional mines due in part to declining potash pricing. As a result, all of our potash production now comes from solar solution mines, which carry a lower cost structure than our previous conventional potash mines. With our lower cost structure and lower production, we are able to selectively participate in the markets that provide the highest average net realized sales price per ton. We have the advantage of being located close to the markets we serve, and the North American market is significantly larger than our production capacity. We also attempt to maximize our gross margin by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach.

•
Expand marketing and sales of by-products and other products. We are in the process of implementing or considering a number of initiatives designed to maximize the value of our existing assets, such as increased production and sales of salt, water, and brine. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets or products. For example, we may expand into oil, natural gas, or other commodities or into products or services in our current or new industries.

•
Optimize potash production. We have optimization and expansion opportunities at our solution mining facilities that, over time, could reduce our per-ton costs and increase our potash production. For example, we have potential expansion opportunities at our HB mine. Our per-ton costs are lower for solution mining than conventional mining as solution mining requires less labor, energy, and equipment. In addition, if potash prices increase significantly, we could restart potash production at our West mine.

•
Evaluate strategic alternatives. Under the terms of our senior notes, in December 2016 we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets. This evaluation is ongoing.

Competitive Strengths

•
U.S.-based producer. We are the only producer of potash in the United States. We are located in a market that consumes significantly more potash than we can produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to our customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets, which are often export markets. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.2% of our sales less freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Solar evaporation operations. The HB mine, located in the New Mexico desert, the Moab mine and the Wendover facility, both located in the Utah desert, use solar evaporation to crystallize potash from brines. Solar evaporation is a cost efficient production method because it significantly reduces our labor and energy consumption, which are two of the largest costs of production. Our understanding and application of low cost solution mining, combined with our reserves being located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solution mining operations.

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the United States, and we are working to capture and grow this market. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.

•
Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2016, these markets represented approximately 89%, 5%, and 6% of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. In addition, based on our geographic proximity to increased activity in the oil and gas sector, we believe we have an opportunity to increase our industrial sales volumes to more historical percentages of our total volume.

•
Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. This also provides us with increased marketing flexibility as well as decreased dependence on any one particular market.

•
Significant reserve life and water rights. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve lives ranging from 16 years to greater than 100 years, based on proven and probable reserve estimates. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation.

•
Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to process, store and ship product. Our operating facilities already have significant facilities and infrastructure in place. We also have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines. In addition, if potash prices significantly increase, we could restart potash production at our West mine, which has been in care-and-maintenance mode since mid-2016.

Seasonality
The sales pattern for potash sold into the agricultural market is seasonal. Over the last three years, our monthly potash sales volume is highest in January through April and September through October when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the United States. Our monthly sales volume has been the lowest in November and December.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our Trio® sales volume is highest in March and April, as Trio® products are typically applied to crops in the United States during the spring planting season. As we expand our Trio® sales efforts outside of the United States, we expect the seasonality of our Trio® sales to be impacted by the regions of the world where those products are delivered.
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies and geographies that we serve. Beginning in the third quarter of 2016, all of our potash production now comes from our solution mines. As a result, our potash production will have more seasonality than it has been historically. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we have no potash being produced. The seasonality of fertilizer demand results in our sales volumes and revenue being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly financial results can also vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
International Sales
Due to the transition of our East facility to Trio®-only, we have increased our production of Trio® over the past year. We continue our efforts to expand our sales and marketing efforts for this product, particularly internationally. For the years ended December 31, 2016, 2015, and 2014 our sales of both potash and Trio® attributed to the U.S. were $206.8 million, $278.5 million, and $401.2 million, respectively; while international sales were $4.1 million, $8.7 million, and $9.1 million, respectively. More information about our Trio® sales is included in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Trio® Segment Results."
There are risks associated with international sales as described in "Item 1A. Risk Factors" under the headings "We are working to expand our international sales of Trio®, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans" and "International sales could present risks to our business."
All of our long-lived assets are in the U.S.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. Servicing the industrial and feed markets provides us with a customer base that is unrelated to agricultural markets.
In each of 2016, 2015 and 2014, no customer accounted for more than 10% of our sales.

Environmental, Safety, and Health Matters
We are subject to an evolving set of federal, state, and local environmental, safety, and health laws that regulate (1) soil, air, and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who assist in monitoring our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2016, we had approximately $1 million of capital investments, and $0.3 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to have a similar level of expenditures in 2017. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
Product Registration Requirements
We are required to register fertilizer products with each U.S. state and foreign country where products are sold. Each brand and grade of commercial fertilizer must be registered with the appropriate state agency before being offered for sale, sold, or distributed in that jurisdiction. In most cases, these product registrations impose specific requirements relating to guaranteed analysis, product labeling, and regular reporting of sales.
Some states require similar registration and reporting for feed grade products. Industrial-grade products typically do not require registration or reporting.
Operating Requirements and Government Regulations
Permits
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
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition, except as follows. In 2016, the New Mexico Office of State Engineer ("OSE") determined that our East and West tailing impoundment embankments are considered jurisdictional dams.  We continue to work with the OSE to determine required dam modifications associated with this determination. We may be required to spend a significant amount of capital to bring the impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional.
From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits, or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East, North, and Moab facilities at times may experience some water discharges during periods of significant rainfall. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporation, and reducing process water usage and discharges and improved management systems. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans.
Air Emissions
In the ordinary course of our business, from time to time, we receive notices from the New Mexico Environment Department of alleged air quality control violations. Upon receipt of these notices, we promptly evaluate the matter and take any required corrective actions. In some cases, we may be required to pay civil penalties for these notices of violation.
Safety and Health Regulation and Programs
Certain of our facilities are subject to the Federal Mine Safety and Health Act of 1977, the Occupational Safety and Health Act, related state statutes and regulations, or a combination of these laws.
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
Our New Mexico facilities participate in MSHA's Region 8 "Partnership Program." There is a formally signed document and plan, pursuant to which each party commits to specific actions and behaviors. Examples of principles include working for an open, cooperative environment; agreeing to citation and conflict processes; and improving training. Our New Mexico facilities are serviced by a trained mine rescue team, which is ready to respond to on-site incidents or assist in local incidents, if needed. The team practices and participates at state and federal events and competitions. In addition, our New Mexico facilities participate in a basin agreement with other natural resource and hazardous waste facilities to provide mine rescue support.
The Occupational Safety and Health Administration ("OSHA") is the governing agency relating to the safety standards at our Utah facilities, as well as our HB mine and plant. Training and other certifications are provided to employees as needed based upon their work duties.
Remediation at Intrepid Facilities
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

Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments that remain after potash is removed from ore during processing, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, such as lead, that were introduced as reagents during historic processing methods that may require additional management and could cause additional disposal and reclamation requirements to be imposed. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in the tailings pile resulting from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred, and will continue to incur, significant costs to manage potash residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our mines as of December 31, 2016, is approximately $20.0 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our mines as of December 31, 2016, is approximately $59.3 million.
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
Royalties
The potash, langbeinite, and by-products we produce and sell from mineral leases are subject to royalty payments. We produce and sell from leased land owned by the U.S. government, the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others are on a sliding scale that varies with the ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2016, we paid $7.3 million, or an average of 4.2% of sales less freight, in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3% to 5%.
Employees
As of January 31, 2017, we had 494 employees, the majority of which were full-time employees.
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
Available Information
We file or furnish with the U.S. Securities and Exchange Commission (the "SEC") reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K, proxy statements, and any amendments to these reports. These reports are available free of charge on our website at www.intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained at www.sec.gov, or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1‑800-SEC-0330.
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

Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	58	Executive Chairman of the Board, President, and Chief Executive Officer
James N. Whyte	58	Executive Vice President
Brian D. Frantz	54	Senior Vice President and Chief Accounting Officer
John G. Mansanti	61	Senior Vice President of Strategic Initiatives and Technical Services
Margaret E. McCandless	44	Vice President, General Counsel, and Secretary
Jeffrey C. Blair	44	Vice President of Sales and Marketing
Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our IPO in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation, which owns approximately 15.5% of our common stock.
James N. Whyte has served as our Executive Vice President since August 2016. He previously served as our Executive Vice President of Human Resources and Risk Management from 2007 to August 2016. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firm he founded. Mr. Whyte was a director of American Eagle Energy Corporation from November 2013 to October 2016.
Brian D. Frantz has served as our Senior Vice President and Chief Accounting Officer since June 2015. He served as our Interim Chief Financial Officer from August 2014 to June 2015, our Vice President-Finance from February 2012 to August 2014 and our Controller and Chief Accounting Officer from 2010 to August 2014. From 2008 to 2010, Mr. Frantz served as Chief Financial Officer of Honnen Equipment Company, a company specializing in selling and leasing construction equipment. In 2008, Mr. Frantz served as Chief Financial Officer of DWF Wholesale Florists Company, a national wholesale florist. From 1998 to 2007, Mr. Frantz held various positions at RE/MAX International, Inc., a company engaged in the franchising of real estate brokerage businesses, most recently as Senior Vice President and Chief Financial Officer. From 1986 to 1998, Mr. Frantz was with the public accounting firm of Arthur Andersen LLP in Denver.
John G. Mansanti has served as our Senior Vice President of Strategic Initiatives and Technical Services since January 2015. Mr. Mansanti served as our Senior Vice President of Operations from 2011 to January 2015, and as our Vice President of Operations from 2009 to 2011. From 2006 to 2009, Mr. Mansanti worked for Barrick Gold Corporation, a gold production company. Mr. Mansanti served as the General Manager of Goldstrike from 2008 to 2009 and as the General Manager of Cortez Joint Venture (a joint venture between Barrick Gold and Rio Tinto Minerals) from 2006 to 2007. From 2003 to 2006, Mr. Mansanti served as General Manager at the Turquoise Ridge Joint Venture (a joint venture between Placer Dome Inc. and Newmont Mining Corporation).
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
Jeffrey C. Blair has served as Vice President of Sales and Marketing since May 2016. Mr. Blair previously served as Director of Potash Sales from August 2013 to May 2016. From 2008 to 2013, Mr. Blair held various positions with Orica USA Inc., a manufacturer and distributor of commercial explosives, including the Director of Sales for the U.S. direct business and Legal Counsel for North America. Before Orica, Mr. Blair was an attorney with the law firm of Holme Roberts & Owen, LLP. Mr. Blair also served as an airborne infantry and military intelligence officer with the U.S. Army.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors. Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us.
Risks Related to Our Business
Our evaluation and assessment of potential strategic alternatives may not result in a strategic transaction on favorable terms or at all, and any strategic transaction may not be successful.
Under the terms of our senior notes, in December 2016 we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets.
There can be no assurance that this evaluation will result in any transaction. We have not set a timetable for the completion of the strategic review process. Our evaluation and assessment of potential strategic alternatives may not result in a strategic transaction on favorable terms or at all. Our management team and other employees may be required to spend a significant amount of time addressing potential strategic alternatives, which could mean that our normal operations receive less time and attention.
In addition, if our Board approves a specific action, it may not have the desired effect or otherwise be successful.
We may alter or expand our operations to include more by-products and non-potassium-related products, and our financial condition and results of operations could be negatively impacted if we are unable to manage any expansion effectively.
We are in the process of implementing or considering a number of initiatives designed to maximize the value of our existing assets, such as through increased production and sales of salt, water, and brine. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets. For example, we may expand into oil, natural gas, or other commodities or into products or services up or down the supply chain in our current or new industries. We may not be able to successfully implement any alteration or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce the expected benefits. Any of these items could negatively impact our financial condition and results of operations.
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
We have outstanding $129.5 million aggregate principal amount of senior notes. We also have an asset-based revolving credit facility that allows us to borrow up to an additional $35 million. We may incur additional indebtedness in the future. The agreements governing the senior notes and credit facility restrict, but do not completely prohibit, us from incurring additional indebtedness.
Current and future indebtedness could have important consequences, including the following:

•	it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements

•	it could limit our flexibility in planning for, or reacting to, changes in our business

•	we could be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage

•	it could make us more vulnerable to a downturn in our business or the economy

•	it could require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes

•	it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness or are unable to obtain additional financing, as needed
Our debt agreements contain financial and other restrictive covenants. For example, the agreements include financial covenants that require us to maintain a minimum level of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined under the agreements) and require us to meet specified leverage and fixed charge coverage ratios beginning in 2018. Also, the interest rates under the notes are adjusted quarterly, and we may be subject to additional interest in the future based on our financial performance and certain financial covenant levels.

For more information about these financial covenants, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. The senior notes and credit facility are variously secured by substantially all of our assets. As such, an event of default could also result in our lenders foreclosing on some or all of our assets.
The credit facility expires in 2018 and the senior notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
Over the past year, we have spent significant time and money negotiating revisions to our financial covenants under our debt agreements. We were not in compliance with the financial covenants under our previous debt agreements as of March 31, 2016, June 30, 2016, or September 30, 2016. We entered into a series of waivers and ultimately entered into revised and new debt agreements to resolve the issues. These revised and new agreements contained, among other requirements, more stringent financial covenants, higher interest rates, and a requirement that we engage a nationally-recognized investment bank to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate.
Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Through the first half of 2016, we continued to experience an oversupplied market with declining prices. Also, individual potash producers have, at times, independently suspended production in response to market outlook. As a result of these various factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell the majority of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as compared to many other commodities. As a result, we do not have protection from this price and demand volatility.
We are working to expand our international sales of Trio®, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans.
Part of our strategy is to expand our sales of Trio® outside of the United States. Our international expansion efforts may not be successful, which would temper any Trio® sales growth. It is difficult to determine if or how any expanded international demand and pricing for Trio® will develop. Our international sales may result in lower gross margins than domestic sales due to higher costs. These costs could include higher transportation costs, importation costs, and costs associated with duties, trade requirements, or other import or export control laws and regulations. In addition, we could face increased price pressure and competition in some international markets where substitutes are more prevalent. Any of these items could negatively impact our results of operations. In addition, as we expand our international sales program, these sales may occur on an irregular basis, which could cause volatility in our inventories and our results of operations.
International sales could present risks to our business.
As discussed above, we are working to grow our international sales of Trio®. Participating in international markets requires significant resources and management attention and may subject us to economic, regulatory, and political risks that are different from those in the United States. These risks include accounts receivable collection; the need to adapt marketing and sales efforts for specific countries; new and different sources of competition; disputes and losses associated with overseas shipping; tariffs, export controls, and trade duties; additional time and effort to obtain product certifications; adverse tax consequences; restrictions on the transfer of funds; changes in legal and regulatory requirements or import policies; compliance with potentially unfamiliar local laws and customs; and political and economic instability. International sales may also be subject to fluctuations in currency exchange rates, which could increase the price of our products outside the United States and expose us to foreign currency exchange rate risk. Certain international markets require significant time and effort on the part of management to develop relationships and gain market acceptance for our products. Overall, there are additional logistical requirements associated with international sales, which may increase the time between production and our ability to recognize related revenue. Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

Aggressive pricing or operating strategies by other potash producers could adversely affect our sales and results of operations.
The potash industry is concentrated, with a small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations and more resources than we do. These larger producers may have greater leverage in pricing negotiations with customers and transportation providers. They may also be able to mine their potash at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive pricing or operating strategies that disrupt the global and U.S. potash markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
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
The fertilizer business is seasonal. With respect to domestic sales, we typically experience increased sales during the North American spring and fall application seasons. The degree of seasonality can change significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns. We and our customers generally build inventories during low-demand periods of the year to ensure timely product availability during high-demand periods, resulting in increased working capital requirements just before the start of these seasons. If we are unable to accurately predict the timing of demand for our products due to variations in seasonality from year to year, our results of operations and working capital could be adversely affected. Similarly, if we do not have adequate storage capacity to manage varying inventory needs, we may need to reduce production or lower the price at which we sell product, either of which would adversely affect our results of operations.
In mid-2016, we transitioned our East mine to Trio®-only, resulting in an increased supply of Trio®. Previously, Trio® was supply-constrained, which meant that we did not see as much seasonality with respect to purchases as we did for potash. As purchasers have gained increased confidence in our ability to supply this product closer to the traditional spring application season in the U.S., these purchasers have moved to more of a just-in-time purchasing model. As a result, we now experience more traditional seasonality with respect to our domestic Trio® sales.
As noted above, part of our strategy is to expand international sales of Trio®. We are currently marketing Trio® into many different parts of the world, all of which have different climates and fertilizer-application patterns. As a result, seasonality in our international Trio® sales may develop, which could cause volatility in our results of operations.
Our Trio® profitability could be affected by market entrants or the introduction of langbeinite alternatives.
Langbeinite is produced by us and one other company from a single resource located in Carlsbad, New Mexico. Additional competition in the market for langbeinite and comparable products exists and could increase in the future. Other companies could seek to create and market chemically similar alternatives to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition. Further, increases in the supply of langbeinite by us and the other producer may continue to pressure the sales price of Trio®.

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
Although we believe the carrying values of our long-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at additional facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, in the year ended December 31, 2016, we recorded lower-of-cost-or-market adjustments totaling $20.4 million.
The execution of strategic projects could require more time and money than we expect, which could adversely affect our results of operations and financial condition.
From time to time, we invest in strategic projects. The completion of these projects could require significantly more time and money than we expect. In some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected facility for a period of time, which would cause lower production volume and higher production costs per ton. In addition, our management team and other employees may be required to spend a significant amount of time addressing strategic projects, which could mean that our normal operations receive less time and attention.
We are considering potential long-term opportunities for revenue and strategic growth, including additional solution mining related to our HB mine. These potential projects are at an early stage, and we may not proceed with any of them. Even if we proceed with one or more of these or other strategic projects, we may not realize the expected benefits despite substantial investments, they may cost significantly more than we expect, or we may encounter additional risks that we did not initially expect.
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
Our East mine, surface and support facilities are greater than 50 years old; mining operations continually move further away from the shafts and despite modernization through sustaining capital, fixed assets may require increased repair or refurbishment. These conditions increase the exposure to higher operating costs or the increased probability of incidents.
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
Existing or expanded oil and gas development near our mines could result in methane gas leaking from an oil and gas well into our mines. We test our mines regularly for methane gas. However, unlike coal mines, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause a fire or an explosion resulting in loss of life or significant property damage or could require the suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomical to reopen our mines. You can find more information about the co-development of potash and oil and gas resources near our New Mexico facilities under the risk factor below entitled "Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations."
The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of potash reserves, which could adversely affect our potash production and our results of operations.
Potash ore bodies have complex geology. Our potash production is affected by the potassium content and other mineralogy of the ore. Our projections of ore grade may not be accurate. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. As the grade of our remaining ore reserves decreases over time, we need to process more ore to produce the same amount of saleable-grade product, increasing our costs and slowing our production. In addition, there are few opportunities to acquire more reserves in the areas around our current operations. If we are unable to process more ore to maintain current production levels, if the processing of more ore materially increases our costs, or if our ore grade projections are not accurate, our results of operations would be adversely affected.
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
The U.S. imports the majority of its potash, including from Canada, Russia and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies continue to weaken in comparison to the U.S. dollar, foreign suppliers may continue to lower prices to increase sales volume while again maintaining a margin in their local currency. We are currently in a period where the U.S. dollar is strong in comparison to many foreign currencies, which has led to increased imports into the U.S. These activities could cause our sales prices and results of operations to decrease or fluctuate significantly.

Adverse conditions in the global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
Global economic volatility and uncertainty can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases due to this uncertainty, our results of operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
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
The potential physical effects of climate change could have an adverse effect on us and our customers. These effects could include changes in weather patterns including drought and rainfall levels, water availability, storm patterns and intensities, and temperature levels. These changes could have an adverse effect on our costs, production, or sales, especially with respect to our solar operations. These changes could also have an adverse effect on our customers, which in turn could reduce the demand or price for our products.
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
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil fields, and another producer of langbeinite. If we are not able to attract and retain quality workers, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions, such as in 2016. The occurrence of any of these events could have an adverse effect on our results of operations. In mid-2016, we idled our West mine and transitioned it into care-and-maintenance mode and transitioned our East mine to Trio®-only, resulting in our laying off a significant number of skilled employees in New Mexico. This may make it more difficult for us to re-hire skilled employees in the future.
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

A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could increase our operating costs and decrease our revenue.
A portion of our revenue comes from the sale of potassium chloride for use in oil and gas drilling fluids. Oil and gas drilling decreased significantly over the past couple of years, although it is showing signs of stabilizing. A continued decline in oil and gas drilling could reduce our sales into this industrial market. In addition, alternative products that have some of the same clay-inhibiting properties as potash are commercially available. These alternative products could temporarily or permanently replace some of our sales into the industrial market, where our average net realized sales price per ton is higher than it is for the agricultural market. If a significant amount of our sales shift from the industrial market to the agricultural market due to any of these factors, our revenue could decline and shipping costs could increase to reach these markets.
Increased costs could affect our per-ton profitability.
A substantial portion of our operating costs is comprised of fixed costs that do not vary based on production levels. These fixed costs include labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation. Any increase in fixed costs or decrease in production generally increases our per-ton costs and correspondingly decreases our per-ton operating margin. As a result, a significant increase in costs at any of our facilities could have an adverse effect on our profitability and cash flows, particularly during periods of lower potash prices.
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
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are important to our business. If we are unable to retain these individuals, our operations could be disrupted and we may be unable to achieve our business strategies and grow effectively. We do not currently maintain "key person" life insurance on any of our management personnel.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.
The U.S. Department of the Interior regulates the development of federal mineral resources—both potash and oil and gas—on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the U.S. Bureau of Land Management ("BLM") and industry on the co-development of these resources.
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
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing the operations at each of our facilities. A decision by a governmental agency to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations. In addition, we could be required to expend significant amounts to obtain these permits, approvals, and leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities.
Any expansion of our existing operations would require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, the federal government must consider and study a project's likely environmental impacts. Based on the federal government's conclusion, it could require an environmental assessment or an environmental impact statement as a condition of approving a project or permit, which could result in significant time delays and costs. Furthermore, many of our operations take place on land that is leased from federal and state governmental authorities. Expansion of our existing operations could require securing additional federal and state leases. We may not be able to obtain or renew these leases on favorable terms or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss or non-renewal of a lease could adversely affect our ability to mine the associated reserves.
Also, our existing leases require us to make royalty payments based on the revenue generated by the potash we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2016, approximately 17% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
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
All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations could be adversely affected.
Inflows of water into our langbeinite mine from heavy rainfall or groundwater could result in increased costs and production downtime and could require us to abandon the mine, any of which could adversely affect our results of operations.
Major weather events such as heavy rainfall can result in water inflows into our underground, langbeinite mine. The presence of water-bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience water inflows at our langbeinite mine, our employees could be injured and our equipment and mine shafts could be seriously damaged. We could be forced to shut down the mine temporarily, potentially resulting in significant production delays, and spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of the mine.

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
We could incur significant liabilities under environmental remediation laws such as CERCLA with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA and similar state laws, under some circumstances, liability may be imposed without regard to fault or legality of conduct and one party may be required to bear more than its proportional share of cleanup costs at a site. Liability under these laws involves inherent uncertainties.
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
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations of environmental, safety, and health laws could subject us to civil and, in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:

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
For more information about environmental, safety and health matters affecting our business, see "Business-Environmental, Safety, and Health Matters."
Anti-corruption laws and regulations could subject us to significant liability and require us to incur costs.
As a result of our international sales, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees, consultants, sales agents, or distributors even though these persons are not always subject to our control. Although we have implemented policies and training designed to promote compliance with these laws, these persons may take actions in violation of our policies. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties and have an adverse effect on our reputation.

The mining business is capital intensive, and our inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
The mining business is capital intensive. We may find it necessary or desirable to make significant capital expenditures in the future to sustain or expand our existing operations and may not have, or have access to, the financial resources to pursue such expenditures. If costs associated with capital expenditures increase or if our earnings decrease significantly or we do not have access to the capital markets, we could have difficulty funding any necessary or desirable capital expenditures at an acceptable rate or at all. This could limit the expansion of our production or make it difficult for us to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our most recent strategic projects.
Market upheavals due to global pandemics, military actions, terrorist attacks, or economic repercussions from those events could reduce our sales or increase our costs.
Global pandemics, actual or threatened armed conflicts, terrorist attacks, or military or trade disruptions affecting the areas where we or our competitors do business could disrupt the global market for potassium-based products. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of our products could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potassium-based products. These new regulations could result in lower sales or higher costs.
A significant disruption to our information technology systems could adversely affect our business and operating results.
We rely on a variety of information technology and automated operating systems to manage or support our operations. The proper functioning of these systems is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as of a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these security measures may not be adequate. Any significant disruption to our systems could adversely affect our business, reputation and operating results.
Our business may be adversely affected by union activities.
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 7% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2017. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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
Securities markets experience significant price and volume fluctuations due to general economic and market conditions and other factors outside our control. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. Other factors that could affect the price of our common stock include the following:

•	factors relating to our evaluation and assessment of potential strategic alternatives

•	our operating performance and the performance of our competitors

•	the public's reaction to our press releases, other public announcements or filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry

•	variations in general economic, market, and political conditions

•	changes in certain commodity prices or foreign currency exchange rates

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry, or our competitors

•	the other risks described in this report
If our stock price declines due to one or more of these factors, you may not be able to sell your shares at or above the price you paid for them.
Our stock is currently listed on the New York Stock Exchange ("NYSE"). For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders' equity. If we are unable to meet the NYSE's listing standards, including our common stock continuing to trade at over $1.00 per share, the NYSE would delist our common stock. At that point, it is possible that our common stock could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including reduced liquidity for stockholders; reduced trading levels for our common stock; limited availability of market quotations or analyst coverage of our common stock; stricter trading rules for brokers trading our common stock; and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange.
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
Our board of directors may issue shares of preferred stock or additional shares of common stock without the approval of our stockholders, except as may be required by applicable NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:

•	our pre-existing stockholders' proportionate ownership interest in us will decrease

•	the relative voting strength of each previously outstanding common share may be diminished

•	the market price of the common stock may decline
Future sales of our common stock, or the perception that future sales may occur, could depress our common stock price.
Sales of a substantial number of shares of our common stock by us or our directors and officers, including related to our exploration of strategic alternatives, or the perception that these sales may occur, could depress the market price of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock would have on the market price of our common stock.
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

These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our stockholders receiving a premium over the market price of the common stock they own.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties
We produce potash at three solution mining facilities: our HB mine in Carlsbad, New Mexico, a solution mine in Moab, Utah, and a brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio®, to a Trio®-only facility. In addition, in early July 2016, we idled mining operations at our West facility and transitioned the facility into care-and-maintenance mode. These changes were designed to increase our production of Trio®, a product that had traditionally shown more resilience to pricing pressure than potash, and to lower costs in a time of declining potash prices.

We control the rights to mine approximately 138,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the State of New Mexico, approximately 106,000 acres from the U.S. government through the BLM, and approximately 240 acres from private leaseholders. We own approximately 4,700 surface acres in the vicinity of our mine sites and adjacent to federal and state mining leases.

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
The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2016, approximately 17% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years. Only 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
We have water rights at each of our mine properties that we believe are adequate for our needs. All of our mining operations are accessible by paved state or county highways and are accessible by rail. All of our operations obtain electric power from local utilities.
Our mines, plants, and equipment have been in substantially continuous operation since the dates indicated in the chart entitled "Our Proven and Probable Reserves" on the following pages (except for our West facility, which is currently in care-and-maintenance mode), and our mineral development assets, mills, and equipment have been acquired over the interval since these dates.
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes in areas near our Carlsbad, New Mexico facility, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells and flooding of new solution mine caverns. Although not in our current plans, we also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of conventional reserves.
Our leased office space in Denver, Colorado, is approximately 25,503 square feet and has a term extending through May 31, 2017.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (produced from sylvite ore) and langbeinite (marketed as Trio®) reserves each have substantial life, with remaining reserve life ranging from 16 years to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2016, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us as described in footnote one below the table. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2016.

Our Proven and Probable Reserves 1

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl
Potash
West [2]	1931	Underground	75	112,430	22.9%	21,380	59,920	22.0%	11,070
East	1965	Underground	16	25,320	21.9%	4,260	17,160	22.5%	2,920
HB Mine [2,9]	2012	Solution	40	19,180	36.7%	6,430	2,190	40.2%	800
Moab	1965	Solution	100+	30,160	42.5%	12,000	32,110	44.0%	14,800
Wendover [10]	1932	Brine Evaporation	30	—	—	—	—	0.7%	3,170
Total Potash					30.2%	44,070		30.4%	32,760

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite
Langbeinite
East [8,11]	1965	Underground	100+	102,880	26.0%	32,060	79,430	26.9%	24,960

[1]
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2016. Agapito's analysis for the West, East and HB mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2016, 2015, and 2014. As a result of Agapito's 2016 review, sylvite reserves in the West and East mines and the langbeinite reserves in the East mine decreased compared to previously reported reserves. The reduction was primarily due to an increased economic cut-off grade for both sylvite and langbeinite ore reserves and for depletion for the 2016 production from both mines. The HB mine reserve estimate decreased due to depletion for 2016 production from the HB mine. The Moab property reserves are based on Agapito's 2015 mine reserve estimate adjusted for depletion for the 2016 production. The Wendover property reserves are based on Agapito's 2015 brine aquifer reserve estimate. However, depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by, and within the mining industry, and that are consistent with the requirements of U.S. securities laws.

[2]
These mines, excluding the HB and West mines, have operated in a substantially continuous manner since the dates set forth in this table. The HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. In July 2016, we transitioned our West facility into care-and-maintenance mode due to the decline in potash prices.

[3]
Minimum remaining lives are calculated by dividing reserves by annual effective capacity. Effective capacity is the estimated amount of production that will likely be achieved based on the amount and quality of ore that we estimate can be mined, milled, and/or processed, assuming an estimated average reserve grade, potential future modifications to the systems, a normal amount of scheduled down time, average or typical mine development efforts and operation of all of our mines and facilities at or near full capacity. Minimum remaining lives at the West, East, HB mine, and Moab mines are based on reserves (product tons) divided by annual effective capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East langbeinite minimum remaining life was based on a langbeinite-only plant and associated plant capacity. Langbeinite-only production commenced in April 2016 at the East facility and the sylvite plant was shut down at that time. The West facility was shut down and placed into care-and-maintenance mode in July 2016 due to low potash prices. If we decided to produce potash from our East and West mine sylvite ore reserves in the future, we expect that we would reopen the West facility and be required to construct a new plant to replace the East sylvite plant closed in 2016 to process the remaining reserves. Calculated mine lives that exceed 100 years are reported at 100+ years to balance the reserve life with the uncertainties associated with those extended time frames. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

[4]
Generally, "proven reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that the size, shape, and depth and mineral content of the reserves are well-established. Proven reserve tonnages are computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The data points for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

[5]
Recovery is the percentage of valuable material in the ore that is beneficiated prior to further treatment to develop a saleable product. Recoverable ore tons is defined as the hoisted ore for the conventionally mined ore in our East and West mines. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities and mine extraction ratios. For the HB mine and the Moab property, recoverable ore tons are defined as the potassium that can be extracted from the underground workings and pumped to the surface. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities, potash that dissolves but remains in the cavern (dissolution factor), and an extraction factor that accounts for potash that may not be recovered because solution may be channeled away or stranded due to cavern geometry. We do not calculate recoverable ore tons for the Wendover property as it is a lake brine resource, not an in-place ore deposit.

[6]
Ore grade expressed as expected mill feed grade to account for minimum mining height for the East and West mines. Potash ore grade is reported in % KCl and langbeinite ore grade is reported in % langbeinite. The ore grade for the Moab and HB mines is the in-place KCl grade.

[7]
"Probable reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that we believe with reasonable certainty that access to the reserves can be obtained, even though currently-issued permits are not required. Probable reserve tonnages are computed by projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices and operating costs from available ore zone measurements as observed either in drill holes using cores or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.

[8]
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Ore reserves in the East 5th ore zone contain both sylvite and langbeinite which we call mixed ore. We ceased processing sylvite at the East facility in April 2016, and only the langbeinite ore contained in the East 5th ore zone is included in the mine reserve estimate. Additionally, the reserve amounts include West mine 3rd and 4th ore zones which contain langbeinite that we anticipate will be processed at the East facility.

[9]
The HB mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us. The data presented here includes reserves available via the AMAX/Horizon mine as further described below under Our Development Assets.

[10]
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

[11]	A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.

Production
Our facilities have a current estimated annual productive capacity of approximately 390,000 tons of potash, and approximately 400,000 tons of langbeinite, based on current design. Our annual production rates are less than our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2016, 2015, and 2014.
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

•
Potash at Wendover is produced primarily from brine containing salt, potash, and magnesium chloride that is collected in ditches from the shallow aquifers of the West Desert. These materials are also collected from a deeper aquifer by means of deep-brine wells.

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

•
The West mine was idled in July 2016 and placed in care-and-maintenance mode. When operational, it has an estimated productive capacity of approximately 400,000 tons of red potash annually. Potash produced from our West mine is shipped to the North facility for compaction.

•
The East mine was converted to a Trio®-only operation in April 2016 and potash is no longer produced from the East mine. The Trio® productive capacity of the East mine increased in 2016 as a result of transition to a Trio®‑only operation. The East mine has a current estimated productive capacity of approximately 400,000 tons of Trio® annually, based on current design.

Compaction Facility

•	The North facility receives compactor feed from the West, when operating, and HB facilities via truck and converts the compactor feed to finished granular-sized product and standard-sized product.
Our Development Assets
We have development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on two idled mines near Carlsbad: the AMAX/Horizon mine and the North mine.
AMAX/Horizon Mine

•
We acquired the potash leases associated with the AMAX/Horizon mine in October 2012. The AMAX/Horizon mine was in continuous operation between 1952 and 1993. This mine, similar to the HB mine, is a viable candidate for solution mining in a manner that is consistent with the HB mine.

•
State and federal permits were obtained in 2015 to utilize these leases for solution mining. The AMAX/Horizon solution mine is expected to utilize the same evaporation ponds and processing mill as the HB mine. We have not yet made a determination to proceed with this potential development project; however, future work may be performed to determine the ability to convert this idled underground mine to a solution mining opportunity.

•	As noted in footnote 9 to Our Proven and Probable Reserves table, these tons are included in the data presented for the HB Mine.
North Mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced at the HB mine (and previously the West mine). Two abandoned mine shafts, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our long-term mine planning efforts, we may choose to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash.

Production of Our Primary Products
One product ton of potash contains approximately 0.60 tons of K2O when produced at our West, Moab, and Wendover facilities and approximately 0.62 tons of K2O when produced at our East facility. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2016, 2015, and 2014:

(tons in thousands)	Year Ended December 31,
	2016			2015			2014
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
West	1,425	11.9%	191	2,532	11.1%	322	2,991	10.9%	352
East [2]	1,935	7.9%	32	2,368	7.8%	145	2,535	8.8%	217
HB	587	16.1%	124	695	14.9%	134	623	14.3%	98
Moab	429	16.6%	97	411	16.0%	93	457	14.9%	95
Wendover	239	16.3%	49	379	16.2%	74	462	17.2%	97
	4,615		493	6,385		768	7,068		859
Langbeinite
East [2]	1,935	6.2%	279	2,368	4.7%	162	2,535	4.3%	160
Total Primary Products			772			930			1,019
1 Mill feed grade shown is as percent of K2O. Mill freed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).
2 Potash and langbeinite at our East mine were processed from the same ore until April 2016.
Our By-Product Production
During the extraction of potash, we also recover marketable salt, magnesium chloride, metal recovery salts, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. At our Wendover facility, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. Metal recovery salt is a combination of potash and salt that chemically enhances the recovery of aluminum in aluminum recycling processing facilities. Our brines are used primarily by the oil and gas industry to support well development and completion activities. We account for the revenue generated from sales of these minerals as by-product credits to our cost of goods sold of our primary potash product.

ITEM 3.	LEGAL PROCEEDINGS
In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic's trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit.
In July 2016, Mosaic filed a complaint against Steve Gamble and us in the US District Court for the District of New Mexico. The complaint alleges violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to alleged misappropriation of Mosaic's confidential information. Mosaic seeks injunctive relief and compensatory and punitive damages of an unspecified amount. We are vigorously defending against the lawsuit.
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

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol IPI.
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE:

	High	Low
2016
Quarter ended December 31, 2016	$3.04	$0.93
Quarter ended September 30, 2016	$1.68	$1.05
Quarter ended June 30, 2016	$1.83	$0.85
Quarter ended March 31, 2016	$3.26	$0.65
2015
Quarter ended December 31, 2015	$7.14	$2.63
Quarter ended September 30, 2015	$12.02	$5.35
Quarter ended June 30, 2015	$13.24	$10.85
Quarter ended March 31, 2015	$15.09	$10.92
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and our peer group (Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc.) for the period beginning on December 31, 2011, through December 31, 2016, assuming an initial investment of $100 and the reinvestment of dividends.

250
200
150
100
50
0
Dollars
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

				Dow Jones U.S.
	IPI	Peer Group	S&P 500	Basic Materials
December 31, 2011	$100.00	$100.00	$100.00	$100.00
December 31, 2012	$94.84	$112.92	$116.00	$110.49
December 31, 2013	$70.56	$95.41	$153.57	$133.00
December 31, 2014	$61.83	$98.63	$174.60	$137.51
December 31, 2015	$13.14	$62.32	$177.01	$120.42
December 31, 2016	$9.27	$67.97	$198.18	$144.83
Holders
As of February 22, 2017, we had 73 record holders of our common stock based upon information provided by our transfer agent.
Dividends
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements, and the terms and restrictions of our credit facility, senior notes, and other financing agreements at the time any payment is considered. Our debt agreements contain restrictions on our ability to declare and pay dividends. In general, the terms of our senior notes prohibit us from declaring and paying a dividend unless our leverage ratio is less than 3.5 to 1, our fixed charge coverage ratio after giving effect to the dividend would be greater than 1.3 to 1, and our cash on hand and availability under our credit facility after giving effect to the dividend would not be less than $15 million. In addition, the terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $10 million. More information about how the financial ratios are calculated under our debt agreements is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources."
Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our historical selected financial data for the periods indicated (in thousands, except per share data). The selected financial data should be read together with the other information contained in this document, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited historical financial statements and notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2016	2015	2014	2013	2012
Sales	$210,948	$287,183	$410,389	$336,312	$451,316
Net (loss) Income	$(66,633)	$(524,776)	$9,761	$22,275	$87,443
(Loss) Earnings Per Share:
Basic	$(0.88)	$(6.94)	$0.13	$0.30	$1.16
Diluted	$(0.88)	$(6.94)	$0.13	$0.30	$1.16
Cash dividends declared and paid per common share	$—	$—	$—	$—	$0.75

	December 31,
	2016	2015	2014	2013	2012
Total assets	$540,901	$639,969	$1,166,119	$1,174,590	$994,623
Total debt	$133,434	$149,485	$149,402	$149,318	$—

	December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents and investments	$4,464	$63,629	$89,879	$25,113	$57,747
Stockholders' equity	$363,371	$426,526	$947,285	$933,971	$905,736

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.
This Management Discussion and Analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the heading "Cautionary Note Regarding Forward‑Looking Statements," in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.
Overview
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. Our revenues are generated exclusively from the sale of potash and Trio®. We also produce salt, magnesium chloride and brine from our potash and langbeinite mining processes, the sales of which are accounted for as by-product credits to our cost of sales. These by-product credits represented approximately 2% to 5% of total cost of goods sold in each of the last three years.
We produce potash at three solar evaporation solution mining facilities and, until the second quarter of 2016, we also produced potash from two conventional mining facilities. Our solution mining production comes from our HB solar solution mine in Carlsbad, New Mexico, a solution mine in Moab, Utah, and a brine recovery mine in Wendover, Utah. Our conventional production came from our underground West and East mines in Carlsbad, New Mexico. We also operate the North compaction facility in Carlsbad, New Mexico, which services the HB mine. We produce Trio® from our conventional underground East mine. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. We no longer produce potash from our conventional underground East mine.
In early July 2016, we idled mining operations at our West facility and transitioned it into a care-and-maintenance mode due to the decline in potash prices. Accordingly, beginning in July 2016, all of our potash is produced from our three solution mining facilities.
Significant Business Trends and Activities
Our financial results have been impacted by several significant trends, which are described below. We expect that these trends will continue to impact our results of operations, cash flows, and financial position.
• Potash prices and demand. Potash prices are a significant driver of profitability for our business. Our average net realized sales price per ton for potash decreased to $195 per ton in the year ended December 31, 2016, from $339 per ton in the year ended December 31, 2015. Potash prices declined for the first nine months of 2016, before increasing slightly in the fourth quarter of 2016 in advance of the 2017 spring application season. The significant price decline that began in the second half of 2015 and continued through the third quarter of 2016 was primarily due to oversupply and the impact of a strong U.S. dollar on global producers importing tonnage into the North American potash market. Although production curtailments from us and other producers in 2015 and 2016 reduced potash supply in North America, global capacity is expected to continue to exceed demand. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, credit, ocean, land and barge freight rates, and currency fluctuations also influence pricing. We expect potash prices will remain firm through the first half of 2017.
    We sold 681,000 tons of potash in the year ended December 31, 2016, an increase of 94,000 tons compared to potash sales volumes in the year ended December 31, 2015. This increase resulted primarily from soft demand during the second half of 2015 compared to more normal demand in 2016. In addition, after experiencing weaker demand in our industrial markets over the last couple of years due to less oil and gas drilling activity in the U.S., starting in mid-2016 drilling activity has increased in geographies near our mining locations as oil prices have begun to recover.
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

Our potash production volume, and therefore our potash sales volumes, will be less in 2017 as compared to 2016 due to the transition of our East facility to Trio®-only in April 2016 and the transition of our West facility into care-and-maintenance mode in July 2016.
• Trio® prices and demand. We sold 146,000 tons of Trio® in the year ended December 31, 2016, a decrease of 17,000 tons compared to Trio® sales volumes in the year ended December 31, 2015. Trio® demand was negatively impacted by the overall softness in the fertilizer market for the same reasons discussed above with respect to potash demand. Further, some of our domestic Trio® customers delayed purchases and moved to more of a just-in-time purchasing model as these customers gained increased confidence in our ability to supply the product closer to the domestic traditional spring application season.
    Our average net realized sales price per ton for Trio® was $287 per ton in the year ended December 31, 2016, as compared to $364 per ton in the year ended December, 31 2015. Although we experienced price decreases for Trio® into the fourth quarter of 2016, domestic Trio® pricing stabilized in the fourth quarter and into the first part of 2017.
Over the long term, we believe the demand for Trio® will exceed supply, providing an opportunity to increase our gross margin. In light of this opportunity, in mid-2016, we transitioned our East facility to a Trio®-only facility, which significantly increased our production rate and our effective production capacity for Trio®. We will continue our efforts to expand our sales and marketing efforts for Trio®, particularly internationally. However, we have experienced a longer-than-expected ramp-up for international sales and in some international locations our Trio® average net realized sales prices are significantly lower than domestic pricing. As a result, we may incur lower-of-cost-or-market adjustments for Trio® tons that are positioned for sale into these markets. We operate our East facility at production levels that approximate demand and expect to continue to do so for the foreseeable future.
• Decrease in Production. Due to decreased potash prices, in July 2016 we idled mining operations at our West facility and transitioned it to care-and-maintenance mode. In addition, in April 2016, we transitioned our East facility from a mixed-ore processing facility that processed both potash and Trio® to a Trio®-only facility. As discussed above, due to the longer-than-expected ramp-up for international Trio® sales in the fourth quarter of 2016, we began operating our East facility at production levels that approximate demand and expect to continue to do so for the foreseeable future. As a result of these activities, we incurred restructuring charges of approximately $2.7 million in the year ended December 31, 2016, primarily related to severance payments made to impacted employees.
• Evaluation of strategic alternatives. Under the terms of our senior notes, in December 2016 we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets. This evaluation is ongoing.
• Weather impact. Evaporation rates at our potash solution mines during the 2015 evaporation season were below average, resulting in lower production levels in 2016. During the 2016 evaporation season, we experienced average to above-average evaporation rates. As a result, we expect our potash production to increase in 2017 compared to 2016.
• Revised Debt Terms. In October 2016, we entered into an amended agreement governing our senior notes. As a result, we expensed $3.1 million of debt restructuring costs paid to third parties. Under the revised terms of the agreement our interest rates increased by 4.5% above the stated rates under the terms of the original agreement. We also entered into a new $35 million revolving line of credit facility.

Consolidated Results

(in thousands)	Year Ended December 31,
	2016	2015	2014
Sales	$210,948	$287,183	$410,389

Cost of goods sold[2]	$170,852	$217,821	$303,914

Gross (Deficit) Margin	$(29,247)	$(15,477)	$42,004

Net (Loss) Income	$(66,633)	$(524,776)	$9,761

Production volume (in thousands of tons):
Potash	493	768	859
Langbeinite	279	162	160
Sales volume (in thousands of tons):
Potash	681	587	915
Trio®	146	163	182

Average Net Realized Sales Price per Ton[1]
Potash	$195	$339	$332
Trio®	$287	$364	$349
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
2Cost of goods sold are presented net of by-product credits which were $9.0 million, $7.9 million and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Consolidated Results for the Years Ended December 31, 2016, and 2015
Total sales in 2016 decreased as compared to 2015 due to lower average net realized sales price per ton for both potash and Trio®, as well as lower sales volume for Trio®, partially offset by increased potash sales volume. Our total cost of goods sold decreased in 2016 as compared to 2015 primarily from less depreciation on our assets in 2016 due to the impairment of long-lived assets in 2015, and from selling fewer potash tons from our East facility, previously our highest cost facility, which transitioned to Trio®-only production in the second quarter of 2016. During the years ended December 31, 2016, and 2015, 98% and 97% of our total sales were in the United States, with the remaining sales primarily into Canada, Asia, and Latin America.
In total, our cost of goods sold decreased $46.9 million, or 22%, from $217.8 million in 2015 to $170.9 million in 2016. Due to the idling of our West facility, and the transition of our East facility to a Trio®-only facility, we sold fewer tons of potash from these facilities, which previously represented our highest cost facilities. Further, due to the impairment of long‑lived assets recorded in the fourth quarter of 2015, we recorded less depreciation expense in 2016. As a percentage of sales, cost of goods sold increased during 2016 as our net average sales price for both potash and Trio® decreased over 2015 levels.
Net loss for 2016 was $66.6 million, compared to a net loss for 2015 of $524.8 million, which primarily related to long-lived asset impairment charges of $323.8 million and an increase in our valuation allowance of $300.3 million on our deferred tax assets.
Selling and Administrative Expense
Selling and administrative expenses decreased to $20.0 million in 2016 compared to $27.5 million in 2015 as a result of lower administrative headcount, aircraft-related costs, corporate facility rent expense and professional fees.
Debt Restructuring Expense
In the fourth quarter of 2016, after we completed our debt restructuring, we expensed $3.1 million of professional fees paid to third parties.

Restructuring Expense
In January 2016, we undertook a number of cost-saving actions in response to continued downward pressure on potash prices. These actions included the elimination of a portion of our workforce and reductions in compensation and benefits (including elimination of annual bonuses for 2015 and 2016 for most employees). Additionally, in connection with the transition of our East facility to Trio®-only production in April 2016, the transition of our West facility to care-and-maintenance mode in July 2016, and the implementation of a reduced operating schedule at our East facility in December 2016, our overall headcount was approximately 48% less as of December 31, 2016, as compared to December 31, 2015. In connection with these events, we recorded restructuring expenses of approximately $2.7 million, primarily for severance related activities, the majority of which was paid in 2016.
Impairment of Long-Lived Assets
During 2015, in connection with our periodic evaluation of the recoverability of our assets, due to the significant decrease in potash prices during the second half of 2015, we recognized an impairment charge of $323.8 million related to our East and West conventional mining facilities, and our North facility in New Mexico due to the continued decline in potash prices noted during this period.
Other Operating (Income) Expense
In December 2015, a snowstorm caused damage to a portion of one of our warehouses in New Mexico and product stored in the warehouse. These damages, as well as alternative handling and storage costs were covered by our insurance policies at replacement value, less a $1 million deductible. During the fourth quarter of 2015, we recognized $2.5 million of losses related to this snowstorm, and those losses are reflected in "Other operating (income) expense" in the accompanying consolidated statement of operations. In the second quarter of 2016, we received $1.2 million in insurance proceeds related to this event, and recognized that amount in "Other operating (income) expense" at that time.
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
Interest Expense
Interest expense increased to $11.6 million in 2016, as compared to $6.4 million in 2015. This increase was the result of the higher interest rates on our senior notes as discussed further below, acceleration of the maturity date of our previous unsecured revolving credit facility during 2016 which necessitated the expensing of deferred financing costs related to that facility and the expensing of a modified make-whole payment related to the $15 million principal payment on our senior notes.
Consolidated Results for the Years Ended December 31, 2015, and 2014
Total sales in 2015 decreased as compared to 2014 due to lower sales volumes for potash and Trio®. Our total cost of goods sold decreased in 2015 as compared to 2014 primarily due to lower sales volumes of both potash and Trio®. In total, our cost of goods sold decreased $86.1 million or 28%, from $303.9 million in 2014 to $217.8 million in 2015, primarily as a result of fewer tons of potash sold in 2015 than in 2014. During both of the years ended December 31, 2015, and 2014, approximately 97% our total sales were in the United States, with the remaining sales primarily into Canada, Asia, and Latin America.
Our net loss for 2015 was $524.8 million, as compared to net income for 2014 of $9.8 million. Our net loss for 2015 included long-lived asset impairment charges of $323.8 million in the fourth quarter of 2015 and an increase in our valuation allowance of $300.3 million on our deferred tax assets.
Selling and Administrative Expense
Selling and administrative expenses were essentially flat in the year ended December 31, 2015 as compared to 2014.
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
Other Operating (Income) Expense
In December 2015, a snowstorm caused damage to a portion of one of our warehouses in New Mexico and product stored in the warehouse. These damages, as well as alternative handling and storage costs were covered by our insurance policies at replacement value, less a $1 million deductible. We submitted an insurance claim of $2.2 million. During the fourth quarter of 2015, we recognized $2.5 million of losses related to this snowstorm, and those losses are reflected in "Other operating (income) expense" in the accompanying consolidated statement of operations. In the second quarter of 2016, after considering our deductible, we received $1.2 million in insurance proceeds related to this event, and recognized that amount in "Other operating (income) expense" at that time.
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
Potash Segment Results

	Year Ended December 31,
(in thousands)	2016	2015	2014
Sales	$159,494	$217,467	$334,323
Less: Freight costs	26,661	18,262	30,615
Warehousing and handling costs	8,439	11,213	10,742
Cost of goods sold[4]	134,017	172,355	254,753
Lower-of-cost-or-market inventory adjustments	18,380	31,772	8,186
Costs associated with abnormal production and other	649	10,405	—
Gross (Deficit) Margin	$(28,652)	$(26,540)	$30,027
Depreciation, depletion and amortization incurred[2,3]	$37,936	$68,562	$67,712
Sales Volumes (tons in thousands)	681	587	915
Production Volumes (tons in thousands)	493	768	859
Average Net Realized Sales Price per Ton[1]	$195	$339	$332
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
2Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
3Depreciation expense decreased in 2016 compared to 2015 as a result of the impairment charge discussed above in the "Consolidated Results" section.
4Cost of goods sold are presented net of by-product credits which were $9.0 million, $7.9 million and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Potash Segment Results for the Years Ended December 31, 2016, and 2015
We sold 681,000 tons of potash in 2016 compared with 587,000 tons in 2015. In late 2015, there was significant uncertainty surrounding declining potash prices resulting from global and domestic potash supplies exceeding demand. As a result, customers limited their exposure to inventory price risk and deferred purchases. In 2016, we saw increased purchases based on farmer demand; however, customers have moved to more of a just-in-time purchasing model.
Sales of potash decreased by $58.0 million, or 27%, to $159.5 million for the year ended December 31, 2016, from $217.5 million for the year ended December 31, 2015. This decrease was primarily the result of a 42% decrease in average net realized sales price per ton for potash partially offset by a 16% increase in sales volume.
Our potash freight costs increased to $26.7 million in 2016 from $18.3 million in 2015 as we sold more tons in 2016 than in 2015. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.

Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased in 2016 compared to 2015 as we recorded less depreciation in 2016 due to the impairment of long-lived assets recorded in the fourth quarter of 2015. Further, our potash cost of goods sold also benefited from the direct expensing of lower-of-cost-or-market adjustments and abnormal production costs related to reduced production at our East facility. We recorded lower-of-cost-or-market inventory adjustments, and costs associated with abnormal production and other costs, during 2016 of $18.4 million and $0.6 million respectively, which are excluded from our cost of goods sold.
Our production volume of potash in 2016 decreased to 493,000 tons, compared with 768,000 tons produced in 2015. Our potash production was lower as we stopped producing potash at our East facility in April 2016 and idled potash production at our West facility in July 2016.
We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production, as described under generally accepted accounting principles. The assessment of normal production levels is judgmental and unique to each period. During 2015, we received an order issued by MSHA related to maintenance issues and salt build-up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. Further, during 2015 and in the first quarter of 2016, we temporarily suspended potash production periodically at our East facility as we performed testing related to developing our plans to convert the East facility to a Trio®-only facility in April 2016. As a result of these temporary suspensions of production, during 2015, we determined that approximately $10.4 million of costs would have been allocated to additional potash tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead directly expensed in 2015 as production costs. As a result of the same analysis, $0.6 million of abnormal production costs were determined to have been incurred in 2016.
Potash Segment Results for the Years Ended December 31, 2015, and 2014
Our sales volumes in 2015 decreased by 36% as compared to 2014 primarily due to lower demand and the decreased purchasing of potash as the North American supply of potash pressured sales prices, particularly in the second half of 2015. Our potash average net realized sales price per ton remained relatively flat in 2015 and 2014.
Sales of potash decreased $116.9 million, or 35%, to $217.5 million for the year ended December 31, 2015, from $334.3 million for the year ended December 31, 2014. This decrease was the result of a 36% decrease in sales volumes of potash, as our customers lacked confidence in potash pricing in the second half of 2015 as mentioned above.
Our potash freight costs decreased to $18.3 million in 2015 from $30.6 million in 2014 as we sold 36% fewer tons in 2015 than in 2014. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased as we sold fewer tons in 2015 than in 2014. In addition, our lower-of-cost-or-market inventory adjustments during 2015 were $31.8 million, which are excluded from cost of goods sold. Further, as noted above, during 2015, we incurred $10.4 million of abnormal production costs, which were directly expensed rather than absorbed into inventory costs.
Our potash production volume in 2015 was 768,000 tons as compared to 859,000 tons in 2014. The production decrease was due to reduced production at our West facility due to the temporary suspensions of production noted above, as well as lower production at our solar solution facilities due to less favorable evaporative conditions in 2014. These decreases were partially offset by increased production from our HB mine as it continued to ramp up production.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Agricultural	89%	75%	76%
Industrial	5%	17%	19%
Feed	6%	8%	5%
Our industrial sales are significantly influenced by oil and gas drilling activity. We believe our sales volumes to our industrial customers will increase in 2017, and potentially benefit our net realized sales price, as oil and gas drilling activity has increased in areas near our production facilities.

Our average net realized sales price per ton of potash steadily declined from the beginning of 2015 until the fourth quarter of 2016 due to concerns that global productive capacity exceeds demand. We saw a slight increase in the price in the fourth quarter of 2016 due in part to curtailments by potash producers, including us, that have resulted in lower potash supply.

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2016	2015	2014
Sales	$51,454	$69,716	$76,066
Less: Freight costs	9,595	10,461	12,608
Warehousing and handling costs	2,567	2,726	2,320
Cost of goods sold	36,835	45,466	49,161
Lower-of-cost-or-market inventory adjustments	1,994	—	—
Costs associated with abnormal production and other	1,058	—	—
Gross (Deficit) Margin	$(595)	$11,063	$11,977
Depreciation, depletion and amortization incurred[2,3]	$3,836	$16,993	$11,433
Sales Volumes (tons in thousands)	146	163	182
Production Volumes (tons in thousands)	279	162	160
Average Net Realized Sales Price per Ton[1]	$287	$364	$349
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
2Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
3Depreciation expense decreased in 2016 compared to 2015 as a result of the impairment charge discussed above in the "Consolidated Results" section.
Trio® Segment Results for the Years Ended December 31, 2016, and 2015
Total sales of Trio® decreased to $51.5 million for the year ended December 31, 2016 from $69.7 million for the year ended December 31, 2015, due to a $77 decrease in the average net realized sales price per ton of Trio®, further reduced by a 10% decrease in sales volume. As some of our domestic Trio® customers gained confidence in our inventory and production levels, they delayed purchases in late 2016 and moved to more of a just-in-time purchasing model as they await the traditional spring application season.
Our freight costs related to Trio® sales were $9.6 million in 2016 as compared to $10.5 million in 2015, as the volume of product sold decreased.
Total cost of goods sold of Trio® decreased on lower sales volumes in 2016 as compared to 2015. Further, our Trio® cost of goods sold decreased in 2016 as compared to 2015 as depreciation and depletion expense for Trio® was lower than in 2015 resulting from the impairment of long-lived assets at our East facility recorded in the fourth quarter of 2015. We also incurred lower production costs attributable to the conversion of our East facility to a Trio®-only facility in April 2016.
Our Trio® production increased 72% in 2016 compared to 2015, as we transitioned our East facility to Trio®-only in April 2016.
In 2016, we recorded $2.0 million of lower-of-cost-or-market adjustments related to the decreases in Trio® pricing as compared to our carrying cost of Trio® inventory.
Further, in 2016, we recorded $1.1 million of abnormal production costs for the period which we transitioned our East facility from a mixed-ore processing facility that produced potash and Trio® to Trio®-only production in April 2016.
Trio® Segment Results for the Years Ended December 31, 2015, and 2014
Total sales of Trio® decreased to $69.7 million for the year ended December 31, 2015, from $76.1 million for the year ended December 31, 2014, due to a 10% decrease in the volume of sales partially offset by a 4% increase in the average net realized sales price per ton of Trio®.
Total cost of goods sold of Trio® decreased as our sales volumes in 2015 were 10% lower than in 2014.

Trio® Segment - Additional Information
As a result of our increased production levels of Trio, we are expanding our marketing efforts outside the United States. Our export sales of Trio® tend to have more variability as to the timing of these sales particularly as it relates to our quarterly results. During 2016, approximately 6% of our total Trio® sales were sold internationally as shown in the table below:

Trio® only	United States	Export
For the year ended December 31, 2016	94%	6%
For the year ended December 31, 2015	91%	9%
For the year ended December 31, 2014	91%	9%
Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our average net realized sales price per ton, we deduct freight costs from gross sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price per ton. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our facilities at production levels that approximate demand and expect to continue to do so for the foreseeable future.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Historically we experienced variability in our cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold per ton for our solar solution facilities is less than our cost of goods sold per ton for our conventional facilities. Since July 2016, all of our potash production comes from solar solution mining. However, our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties that are variable, which make up a smaller component of our cost base. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility. Prior to converting our East facility to a Trio®-only facility, we mined in a complex, mixed ore body comprised of both sylvite and langbeinite. This complex ore was processed through a singular product flow at the surface facility. As a result of this complex ore body and the related complexities of processing the mixed ore at the surface, our cost structure at our East facility was our highest cost facility. Subsequent to the transition to mining in langbeinite areas and the conversion of our East facility to Trio®‑only, our cost structure was reduced as the process flow was simplified.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 4.2%, 4.1%, and 3.8% in 2016, 2015 and 2014, respectively.
Income Taxes
We are a subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. Our effective tax rate for the years ended December 31, 2016, 2015, and 2014 was 2.0%, (40.0)%, and 9.7%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the depletion deduction and research and development credits. During the year ended December 31, 2016, our effective tax rate was impacted by the recording of an addition to our valuation allowance of $25.5 million relating to deferred tax assets, including $34.6 million for federal and state net operating losses offset by reductions in the valuation allowance relating to deferred tax assets, including $6.7 million for property, plant, equipment and mineral properties, and $5.6 million for inventory. We also recorded a receivable of $1.4 million related to the monetization of a portion of our alternative minimum tax carryforwards based on an election made available to taxpayers for 2016. During the year ended December 31, 2015, our effective tax rate was impacted as a result of recording an additional valuation allowance of $300.3 million related to existing deferred tax assets, including $218.8 million for property, plant, equipment and mineral properties, $39.3 million for federal and state net operating losses, and $4.2 million for federal and state alternative minimum tax credits. The additional valuation allowance was recorded due to the uncertainty around our ability to generate sufficient taxable income to realize the deferred tax assets.
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
During the year ended December 31, 2016, we recognized a tax benefit of $1.4 million. During the years ended December 31, 2015, and 2014, we recognized income tax expense of $150.0 million, and $1.1 million, respectively. In 2016, 2015, and 2014, we incurred net operating losses for income tax purposes, which have been carried forward as a deferred tax asset.
Total tax (benefit) expense for the year ended December 31, 2016, was comprised of $1.4 million of current income tax benefit and no deferred income tax expense. Total tax expense for the year ended December 31, 2015, was comprised of $0.1 million of current income tax benefit and $150.1 million of deferred income tax expense. Total tax expense for the year ended December 31, 2014, was comprised of $1 million of current income tax benefit and $2.1 million of deferred income tax expense. Our current tax expense for each of these periods was less than our total tax expense in large part due to the impact of accelerated tax bonus depreciation and the utilization of percentage depletion.
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
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $4.5 million, consisting primarily of cash.
Our operations have been and are expected to be primarily funded from cash on hand and cash generated by operations. We also have the ability to borrow under our credit facility, to the extent available and subject to the limitations described below under the heading "Credit Facility." We may use our credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, capital investments. We will continue to monitor our future sources and uses of cash and anticipate that we will make adjustments to our capital allocation strategies when, and if, determined by our Board of Directors. We expect that cash generated from operations combined with availability under our credit facility, will be sufficient to fund our operations in 2017.

We expect to continue to look for opportunities to improve our capital structure by reducing or restructuring debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing equity markets in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. In addition, under the terms of our senior notes, in December 2016, we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets. This evaluation is ongoing.
The following summarizes our cash flow activity for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows (used in) provided by operating activities	$(18,270)	$22,690	$127,486
Cash flows provided by (used in) investing activities	$32,510	$(79,577)	$(59,624)
Cash flows used in financing activities	$(19,083)	$(1,395)	$(667)
Our debt agreements contain restrictions on our ability to declare and pay dividends. In general, the terms of our senior notes prohibit us from declaring and paying a dividend unless our leverage ratio is less than 3.5 to 1, our fixed charge coverage ratio after giving effect to the dividend would be greater than 1.3 to 1, and our cash on hand and availability under our credit facility after giving effect to the dividend, would not be less than $15 million. In addition, the terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $10 million. More information about how the financial ratios are calculated under our debt agreements is provided below under the heading "Senior Notes."
Operating Activities
Total cash used in operating activities for the year ended December 31, 2016, was $18.3 million, a decrease of $41.0 million compared with the year ended December 31, 2015. The primary driver of this decrease was lower prices for potash and Trio®, as discussed above, which resulted in a net loss.
Total cash provided by operating activities decreased by $104.8 million in 2015 compared to 2014. The primary driver of this increase was higher sales volumes at a lower average net realized sales price per ton for potash which, together, resulted in lower net income.
Investing Activities
Total cash provided by investing activities increased $112.1 million in 2016 compared to 2015 primarily as a result of the increase in proceeds from the sale of investments to fund our operations in 2016 as compared to 2015. Total cash used in investing activities increased $20.0 million in 2015 compared to 2014 primarily as a result of the increase in purchases of investments partially offset by decreased capital investment in 2014.
Financing Activities
Total cash flows used in financing activities increased $17.7 million in 2016 as compared to 2015 primarily due to the repayment of $15 million of our senior notes (the "Notes") and $3.9 million of debt issuance costs in October 2016.
Senior Notes
As of December 31, 2016, after the repayment of $15 million of the Notes in October 2016, the Notes consist of the following series:

•	$54 million of Senior Notes, Series A, due April 16, 2020

•	$40.5 million of Senior Notes, Series B, due April 14, 2023

•	$40.5 million of Senior Notes, Series C, due April 16, 2025
We originally issued $150 million aggregate principal amount of the Notes in April 2013 pursuant to a note purchase agreement entered into in August 2012. On October 3, 2016, we repaid $15 million of the Notes as part of negotiations relating to our previous noncompliance with financial covenants under the Notes. On October 31, 2016, we entered into a revised note purchase agreement governing the Notes. In the first quarter of 2017, we repaid an additional $5.5 million of the Notes in connection with the sale of an asset.

Under the original note purchase agreement, we were subject to financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio as specified in the note purchase agreement. We were not in compliance with these financial covenants as of March 31, 2016, June 30, 2016, or September 30, 2016. Under a series of waivers entered into during the first nine months of 2016 and the revised note purchase agreement, the holders of the Notes permanently waived the requirement that we comply with these financial covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 (and agreed that any noncompliance with these covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, would not constitute a default or event of default under the agreement). As part of these waivers, our interest rates on the Notes increased several times during 2016.
Under the revised note purchase agreement, we granted to the collateral agent for the Noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised note purchase agreement provides for the following changes to the Notes, among others:

•
The agreement includes a minimum adjusted EBITDA covenant, which adjusts over time and is measured quarterly through March 2018, ranging from negative $20 million in the quarter ended September 30, 2016, to negative $7.5 million in the quarter ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our minimum fixed charge coverage is calculated as adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures, cash paid for income taxes and interest expense, plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters, and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that, as of December 31, 2016, the Series A Senior Notes bear interest at 7.73%, the Series B Senior Notes bear interest at 8.63%, and the Series C Senior Notes bear interest at 8.78%, which reflect the highest rates in a pricing grid. These interest rates are based on a pricing grid set forth in the revised agreement and will be adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

Our outstanding long-term debt, net, as of December 31, 2016 and 2015 (in thousands) is as follows:

	December 31,
	2016	2015
Senior Notes	$135,000	$150,000
Less deferred financing costs	(1,566)	(515)
Long-term debt, net	$133,434	$149,485
We were in compliance with our financial covenants as of December 31, 2016. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Credit Facility
On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based upon our inventory and receivables. If our total remaining availability under the credit facility falls below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1. Any borrowings on the credit facility will bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018. As of December 31, 2016, there were no amounts outstanding under the facility, other than a $0.5 million letter of credit. We may occasionally borrow and repay amounts under the facility for near-term working capital needs.
Previous Credit Facility
During the third quarter of 2016, we maintained an unsecured credit facility. Under a series of amendments during 2016, the maximum amount available to us was reduced from $250 million to $1 million, which amount could be used only for letters of credit. Further, the maturity date on this facility was accelerated to September 30, 2016. The credit facility matured according to its terms on September 30, 2016, and therefore is no longer outstanding. As of December 31, 2016, we had a $0.5 million letter of credit outstanding secured by a restricted cash account.
Capital Investments
We expect our level of capital investment to be approximately $13 million to $18 million for 2017, the majority of which we expect to be sustaining capital. We anticipate our 2017 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
During 2016, we paid cash of $17.9 million for capital projects, the majority of which was sustaining capital and amounts to transition our East facility to a Trio®-only facility.
Contractual Obligations
As of December 31, 2016, we had contractual obligations totaling $290.0 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2017	2018	2019	2020	2021	More Than 5 Years
	(In thousands)
Long-term debt	$135,000	$—	$—	$—	$54,000	$—	$81,000
Variable rate interest obligations on long-term debt[1]	67,553	11,225	11,225	11,225	9,138	7,051	17,689
Operating lease obligations[2]	8,236	3,175	2,598	809	548	230	876
Purchase commitments[3]	4,065	4,065	—	—	—	—	—
Asset retirement obligation[4]	59,323	35	1,622	—	1,000	1,325	55,341
Minimum royalty payments[5]	15,867	635	635	635	635	635	12,692
Total	$290,044	$19,135	$16,080	$12,669	$65,321	$9,241	$167,598

[1]
See "Senior Notes" section above for more detail on the variable rate interest associated with our long-term debt. Amounts in the table above represent interest calculated at rates in effect as of December 31, 2016.

[2]	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, an airplane, railcars, and other equipment.

[3]	Purchase contractual commitments include the approximate amount due to vendors for non-cancelable purchase commitments for materials and services.

[4]
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2021. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today's dollars and are undiscounted.

[5]	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements aside from the operating leases described above under "Contractual Obligations" and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from our estimates and assumptions, and these differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2016, included elsewhere in this Annual Report on Form 10-K.
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
Sales are reported on a gross basis. We quote prices to customers both on a delivered basis and on the basis of pick‑up at our plants and warehouses. When a sale occurs on a delivered basis, we incur and, in turn, bill the customer and record as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange and pay for these costs directly and, in these situations, only the product sales are included in gross revenues.
Application of this policy requires that we make estimates regarding creditworthiness of the customer, which impacts the timing of revenue recognition and, ultimately, the determination of allowance for doubtful accounts. We make those estimates based on the most recent information available and historical experience, but they may be affected by subsequent changes in market conditions.
Property, Plant, and Equipment
Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains or losses are recorded upon retirement, sale or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and assigned to assets that are being constructed, drilled, being built or otherwise are classified as construction in progress.
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

Inventory and Long-Term Parts Inventory
Inventory consists of product and by-product stocks that are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and by-product inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results or operating losses

•	significant changes in the manner of use of assets or the strategy for our overall business

•	the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets

•	underutilization of our tangible assets

•	discontinuance of certain products by us or our customers

•	a decrease in estimated mineral reserves

•	significant negative industry or economic trends
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
Planned Turnaround Maintenance
Each production operation typically shuts down periodically for planned maintenance activities. Our New Mexico operations have historically shut down for up to two weeks to perform turnaround maintenance. Generally, our HB, Moab, and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to make the most of the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.

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
Stock‑Based Compensation
We account for stock‑based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted common stock, performance units, and non‑qualified stock options, all of which are subject to service conditions and in some cases are subject to operational or market based conditions. The expense associated with these awards is recognized over the service period associated with each issuance.
New Accounting Standards
Pronouncements Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014‑09, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018. We are analyzing our sales contracts, particularly those where the final pricing of our product is determined subsequent to shipment, in order to evaluate the impact on our consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for us beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. As we finalize our conclusions, we may need to make changes to our business and accounting process to support recognition and disclosures under the new standard.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)," which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018, with a modified retrospective transition method mandated. We are currently in the process of gathering the data on our operating lease agreements in order to evaluate the potential impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard changes several aspects of how we account for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding payments, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for us for in annual and interim periods in fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

In November 2016, the FASB issued ASU Updated 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for us in annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report for a discussion of new accounting standards adopted during the year ended December 31, 2016.
Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use "average net realized sales price per ton," which is a non-GAAP financial measure to monitor and evaluate our performance. This non-GAAP financial measure should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our presentation of this non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
We believe average net realized sales price per ton provides useful information to investors for analysis of our business. We also refer to this non-GAAP financial measure in assessing our performance and when planning, forecasting, and analyzing future periods. We believe this non-GAAP financial measure is used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.
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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP measure for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016
	Potash	Trio®	Total
Sales	$159,494	$51,454	$210,948
Freight costs	26,661	9,595	36,256
Subtotal	$132,833	$41,859	$174,692

Divided by:
Tons sold (in thousands)	681	146
Average net realized sales price per ton	$195	$287

	Year Ended December 31, 2015
	Potash	Trio®	Total
Sales	$217,467	$69,716	$287,183
Freight costs	18,262	10,461	28,723
Subtotal	$199,205	$59,255	$258,460

Divided by:
Tons sold (in thousands)	587	163
Average net realized sales price per ton	$339	$364

	Year Ended December 31, 2014
	Potash	Trio®	Total
Sales	$334,323	$76,066	$410,389
Freight costs	30,615	12,608	43,223
Subtotal	$303,708	$63,458	$367,166

Divided by:
Tons sold (in thousands)	915	182
Average net realized sales price per ton	$332	$349

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our sales and profitability are determined principally by the price of potash and Trio® and, to a lesser extent, by the price of natural gas and other commodities used in production. The price of potash and Trio® is influenced by agricultural demand, global and domestic supply, competing specialty fertilizers, and the prices of agricultural commodities. Decreases in agricultural demand, increases in supply, or decreases in agricultural commodity prices have, and could continue to reduce our agricultural potash and Trio® sales. Natural gas and oil prices have declined enough to result in a reduction in drilling activity; our industrial potash sales have and could continue to decline.
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals. We have entered into derivative transactions for the purchase of natural gas in the past. As of December 31, 2016, we had no natural gas derivative contracts.
Interest Rate Fluctuations
Balances outstanding under our $35 million credit facility bear interest at a floating rate of 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. As of December 31, 2016, no amounts were outstanding on this facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
The $129.5 million aggregate principal amount of senior notes bears interest based on a pricing grid set forth in the agreement governing the notes. As of December 31, 2016, the Series A Senior Notes bear interest at 7.73%, the Series B Senior Notes bear interest at 8.63%, and the Series C Senior Notes bear interest at 8.78%, which reflect the highest rates in the pricing grid. These interest rates adjust quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests. The fair value of the senior notes fluctuates based on the assessment of our credit and movements in market interest rates. As of December 31, 2016, the aggregate principal amount of senior notes due was $135 million and the estimated fair value of these notes was $131 million. The interest rates on our Notes are based on our financial performance and are currently at the maximum level of the pricing grid.

Geographic Concentration
Our mines, facilities, and many of our customers are concentrated in the western half of United States and are, therefore, affected by weather and other conditions in this region.
Foreign Exchange Rate Fluctuations
We typically have low balances of accounts receivable denominated in Canadian dollars and, as a result, we have minimal direct foreign exchange risk. We do, however, have an indirect foreign exchange risk due to the industry in which we operate.
Specifically, the U.S. imports the majority of its potash, including from Canada, Russia, and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies continue to weaken in comparison to the U.S. dollar, foreign suppliers may choose to lower prices proportionally to increase sales volume while again maintaining a margin in their local currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Intrepid Potash, Inc.:
We have audited Intrepid Potash, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
February 28, 2017

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,464	$9,307
Short-term investments	—	50,523
Accounts receivable:
Trade, net	10,343	9,743
Other receivables, net	492	1,470
Refundable income taxes	1,379	315
Inventory, net	94,355	106,531
Other current assets	12,710	17,826
Total current assets	123,743	195,715
Property, plant, equipment, and mineral properties, net	388,490	419,476
Long-term parts inventory, net	21,037	17,344
Long-term investments	—	3,799
Other assets, net	7,631	3,635
Total Assets	$540,901	$639,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$10,210	$15,709
Related parties	31	45
Accrued liabilities	8,690	15,429
Accrued employee compensation and benefits	4,225	7,409
Other current liabilities	964	547
Total current liabilities	24,120	39,139

Long-term debt, net	133,434	149,485
Asset retirement obligation	19,976	22,951
Other non-current liabilities	—	1,868
Total Liabilities	177,530	213,443

Commitments and Contingencies

Common stock, $0.001 par value; 400,000,000 and 100,000,000 shares authorized; and 75,839,998 and 75,702,700 shares
outstanding at December 31, 2016, and 2015, respectively	76	76
Additional paid-in capital	583,653	580,227
Accumulated other comprehensive loss	—	(52)
Retained deficit	(220,358)	(153,725)
Total Stockholders' Equity	363,371	426,526
Total Liabilities and Stockholders' Equity	$540,901	$639,969
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Sales	$210,948	$287,183	$410,389
Less:
Freight costs	36,256	28,723	43,223
Warehousing and handling costs	11,006	13,939	13,062
Cost of goods sold	170,852	217,821	303,914
Lower-of-cost-or-market inventory adjustments	20,374	31,772	8,186
Costs associated with abnormal production and other	1,707	10,405	—
Gross (Deficit) Margin	(29,247)	(15,477)	42,004

Selling and administrative	20,034	27,486	27,223
Debt restructuring expense	3,072	—	—
Accretion of asset retirement obligation	1,768	1,696	1,623
Restructuring expense	2,723	—	1,827
Impairment of long-lived assets	—	323,796	—
Care and maintenance expense	2,603	—	—
Other operating (income) expense	(1,666)	1,335	(4,449)
Operating (Loss) Income	(57,781)	(369,790)	15,780

Other Income (Expense)
Interest expense, net	(11,622)	(6,351)	(6,232)
Interest income	286	763	186
Other income	1,122	575	1,077
(Loss) Income Before Income Taxes	(67,995)	(374,803)	10,811

Income Tax Benefit (Expense)	1,362	(149,973)	(1,050)
Net (Loss) Income	$(66,633)	$(524,776)	$9,761

Weighted Average Shares Outstanding:
Basic	75,818,735	75,669,489	75,504,677
Diluted	75,818,735	75,669,489	75,630,323
(Loss) Earnings Per Share:
Basic	$(0.88)	$(6.94)	$0.13
Diluted	$(0.88)	$(6.94)	$0.13
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (Loss) Income	$(66,633)	$(524,776)	$9,761
Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on investments available for sale	52	(24)	(18)
Other Comprehensive Income (Loss)	52	(24)	(18)
Comprehensive (Loss) Income	$(66,581)	$(524,800)	$9,743

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	75,405,410	$75	$572,616	$(10)	$361,290	$933,971
Net change in other comprehensive loss	—	—	—	(18)	—	(18)
Net income	—	—	—	—	9,761	9,761
Stock-based compensation	—	—	4,237	—	—	4,237
Vesting of restricted stock, net of common stock used to fund employee income tax withholding due upon vesting	131,331	1	(667)	—	—	(666)
Balance, December 31, 2014	75,536,741	76	576,186	(28)	371,051	947,285
Net change in other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(524,776)	(524,776)
Stock-based compensation	—	—	5,080	—	—	5,080
Vesting of restricted stock, net of common stock used to fund employee income tax withholding due upon vesting	165,959	—	(1,039)	—	—	(1,039)
Balance, December 31, 2015	75,702,700	76	580,227	(52)	(153,725)	426,526
Net change in other comprehensive loss	—	—	—	52	—	52
Net loss	—	—	—	—	(66,633)	(66,633)
Stock-based compensation	—	—	3,599	—	—	3,599
Vesting of restricted stock, net of common stock used to fund employee income tax withholding due upon vesting	137,298	—	(173)	—	—	(173)
Balance, December 31, 2016	75,839,998	$76	$583,653	$—	$(220,358)	$363,371

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (loss) income	$(66,633)	$(524,776)	$9,761
Impairment of long-lived assets	—	323,796	—
Deferred income taxes	—	150,096	2,121
Depreciation, depletion, and accretion	42,681	87,676	80,560
Amortization of deferred financing costs	2,113	352	392
Stock-based compensation	3,599	5,080	4,237
Reserve for obsolescence	349	2,260	500
Loss on disposal of assets	262	679	—
Lower-of-cost-or-market inventory adjustments	20,374	31,772	8,186
Other	480	1,495	(66)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(600)	18,818	(7,724)
Other receivables, net	977	2,126	3,857
Refundable income taxes	(1,163)	(201)	15,609
Inventory, net	(12,239)	(57,448)	8,334
Other current assets	5,370	(13,227)	714
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(12,387)	(5,553)	1,978
Other liabilities	(1,453)	(255)	(973)
Net cash (used in) provided by operating activities	(18,270)	22,690	127,486

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(17,892)	(46,016)	(61,770)
Proceeds from sale of property, plant, equipment, and mineral properties	—	—	17
Purchases of investments	(10,325)	(78,568)	(20,197)
Proceeds from sale of investments	60,727	45,007	22,326
Net cash provided by (used in) investing activities	32,510	(79,577)	(59,624)

Cash Flows from Financing Activities:
Repayment of long-term debt	(15,000)	—	—
Debt issuance costs	(3,910)	(356)	—
Employee tax withholding paid for restricted stock upon vesting	(173)	(1,039)	(667)
Net cash used in financing activities	(19,083)	(1,395)	(667)

Net Change in Cash and Cash Equivalents	(4,843)	(58,282)	67,195
Cash and Cash Equivalents, beginning of period	9,307	67,589	394
Cash and Cash Equivalents, end of period	$4,464	$9,307	$67,589

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.4 million, $0.2 million, and $0.4 million of capitalized interest	$8,966	$6,080	$5,809
Income taxes	$(100)	$13	$(16,510)
Accrued purchases for property, plant, equipment, and mineral properties including capitalized interest	$793	$3,778	$4,945

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt, magnesium chloride, and brine and other products such as water.
We produce potash from three solution mining facilities: our HB mine in Carlsbad, New Mexico, our solution mine in Moab, Utah and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. Until mid-2016, we also produced potash from our East and West mines in Carlsbad, New Mexico. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®‑only facility. In addition, in early July 2016, we idled mining operations at our West facility and transitioned the facility into care and maintenance. These changes were designed to increase our production of Trio®, a product that had traditionally shown more resilience to pricing pressure than potash, and to lower costs in a time of declining potash prices.
We manage sales and marketing operations centrally. This allows us to evaluate the product needs of our customers and then centrally determine which of our production facilities to use to fill customer orders in a manner designed to realize the highest average net realized sales price per ton. Average net realized sales price per ton is a non-GAAP measure that we calculate by deducting freight costs from total sales and then by dividing this result by tons of product sold during the period. We also monitor product inventory levels and overall production costs centrally. Our extraction and production operations are conducted entirely in the continental United States.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior Year Presentation—Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported results of operations.
During 2016, we recorded a refundable income tax related to the monetization of a portion of our alternative minimum tax carryforwards based on an election made available to taxpayers for 2016. Accordingly, we have reclassified $315,000 of refundable income taxes had been recorded as Other Current Assets as of December 31, 2015 to conform to the December 31, 2016 presentation.
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
Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, risks and rewards of ownership have been transferred to customers, which is generally when title passes, the selling price is fixed and determinable, and collection is reasonably assured. Title passes at the designated shipping point for the majority of sales, but in a few cases, title passes at the delivery destination. The shipping point may be the plant, a distribution warehouse, a customer warehouse, or a port. Prices are generally set at the time of, or prior to, shipment. In cases where the final price is determined after shipment and agreed to with our customer, revenue is recognized when the final sales price is fixed and determinable and the other revenue recognition criteria have been met.
Sales are reported on a gross basis. We quote prices to customers both on a delivered basis and on the basis of pick‑up at our plants and warehouses. When a sale occurs on a delivered basis, we incur and, in turn, bill the customer and record as gross revenue the product sales value, freight, packaging, and certain other distribution costs. Many customers, however, arrange and pay for these costs directly and, in these situations, only the product sales are included in gross revenues.
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
Recoverability of Long-Lived Assets—We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is potentially considered to exist if an asset group's total estimated net future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the excess of the carrying amount of long-lived assets over its estimated fair value. Changes in significant assumptions underlying future cash flow estimates or fair values of asset groups may have a material effect on our financial position and results of operations. Sales price is a significant element of any cash flow estimate, particularly for higher cost operations. Other assumptions we estimate include, among other things, the economic life of the asset, sales volume, inflation, raw materials costs, cost of capital, tax rates, and capital spending.
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results or operating losses

•	significant changes in the manner of use of assets or the strategy for our overall business

•	the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets

•	underutilization of our tangible assets

•	discontinuance of certain products by us or our customers

•	a decrease in estimated mineral reserves

•	significant negative industry or economic trends
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
Investments—Our short-term and long-term investments may consist of certificates of deposit with various banking institutions, municipal tax-exempt and corporate taxable bonds, which have been classified as available-for-sale securities. Short-term investments on the consolidated balance sheets have remaining maturities to us of less than or equal to one year and investments classified as long-term on the consolidated balance sheets have remaining maturities to us of greater than one year. The available-for-sale securities are carried at fair value, with changes in fair value recognized through "Accumulated other comprehensive income" on the consolidated balance sheets. Fair value is assessed using a market‑based approach.
Fair Value of Financial Instruments—Our financial instruments include cash and cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, refundable income taxes, and accounts payable. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. All available-for-sale investments are carried at fair value. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings. Although there are no amounts currently outstanding under our secured credit facility, any borrowings that become outstanding would bear interest at a floating rate and therefore be recorded at their estimated fair value.
Earnings per Share—Basic net income or loss per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net income or loss per common share of stock is calculated by dividing net income or loss by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of restricted stock, performance units, and non‑qualified stock options. The dilutive effect of stock based compensation arrangements is computed using the treasury‑stock method. Following the lapse of the vesting period of restricted stock, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations.
Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted stock, performance units, and non-qualified stock options, all of which are subject to service conditions and in some cases subject to operational performance or market-based conditions. The expense associated with such awards is recognized over the service period associated with each grant.
Recently Adopted Accounting Standard—In August 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The new standard applies to all entities for the first annual period in fiscal years ending after December 15, 2016, with early application permitted. We adopted this guidance in 2016 and it did not have a material impact on the disclosures included in our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which became effective for us beginning January 1, 2016, and requires retrospective adoption. In accordance with this standard, our deferred financing costs associated with outstanding debt balances have been reclassified from "Prepaid expenses and other current assets" and "Other assets, net" to "Long-term debt, net" and "Current portion of long-term debt, net." Amortization of such costs continues to be reported as "Interest expense, net." In accordance with the adoption of this new accounting standard, we have reclassified $515,000 of deferred financing costs associated with our outstanding debt from "Prepaid expenses and other current assets" and "Other assets" to "Long-term debt, net" as of December 31, 2015 to conform to the December 31, 2016, presentation.

Note 3	— EARNINGS PER SHARE
Potentially dilutive securities, including restricted stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury-stock method is used to measure the dilutive impact of restricted common stock, stock options outstanding, and performance units. The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted average shares outstanding computations:

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive effect of restricted stock	992,751	468,737	—
Anti-dilutive effect of stock options outstanding	468,724	294,318	331,571
Anti-dilutive effect of performance units	126,846	167,443	—

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(66,633)	$(524,776)	$9,761
Basic weighted average common shares outstanding	75,819	75,669	75,505
Add: Dilutive effect of restricted common stock	—	—	115
Add: Dilutive effect of stock options outstanding	—	—	—
Add: Dilutive effect of performance units	—	—	10
Diluted weighted average common shares outstanding	75,819	75,669	75,630
(Loss) Earnings per share:
Basic	$(0.88)	$(6.94)	$0.13
Diluted	$(0.88)	$(6.94)	$0.13

Note 4	— CASH, CASH EQUIVALENTS, AND INVESTMENTS
The following table summarizes the fair value of our cash and investments held in our portfolio, recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2016, and 2015 (in thousands):

	December 31,
	2016	2015
Cash	$4,464	$9,056
Commercial paper and money market accounts	—	251
Total cash and cash equivalents	$4,464	$9,307

Corporate bonds	$—	$49,518
Certificates of deposit and time deposits	—	1,005
Total short-term investments	$—	$50,523

Corporate bonds	$—	$3,799
Total long-term investments	$—	$3,799

Total cash, cash equivalents, and investments	$4,464	$63,629
As all of our short- and long-term investments were sold during 2016, we have no unrealized gains or losses as of December 31, 2016. The following table summarizes the cost basis, unrealized gains and losses, and fair value of our available-for-sale investments held in our portfolio as of December 31, 2015 (in thousands):

	December 31, 2015
		Unrealized
	Cost Basis	Gain	Loss	Fair Value
Corporate bonds	$53,403	$6	$(92)	$53,317
Certificates of deposit and time deposits	1,005	—	—	1,005
Total available-for-sale securities	$54,408	$6	$(92)	$54,322
For the years ended December 31, 2016, 2015, and 2014, we recognized an immaterial amount of gross realized gains and losses on the sale of investments classified as available-for-sale.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2016, and 2015, respectively (in thousands):

	December 31,
	2016	2015
Finished goods product inventory	$52,571	$65,200
In-process mineral inventory	22,126	19,769
Total product inventory	74,697	84,969
Current parts inventory, net	19,658	21,562
Total current inventory, net	94,355	106,531
Long-term parts inventory, net	21,037	17,344
Total inventory, net	$115,392	$123,875
Parts inventories are shown net of any required allowances. During the years ended December 31, 2016, 2015, and 2014, we recorded charges of approximately $20.4 million, $31.8 million, and $8.2 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
During the third quarter of 2015, we received an order issued by MSHA relating to maintenance issues and salt build‑up in the ore hoisting shaft at our West mine. Upon issuance of the order, we suspended production at the West mine for 15 days while we took corrective actions to resolve the issues. As a result, potash production from our West mine was abnormally low during this period. In addition, although production resumed in mid-September 2015, we continued to perform incremental maintenance on the ore hoisting shaft into the fourth quarter of 2015, during which time production at the West mine was temporarily suspended.
Prior to the conversion of the East plant to a Trio®-only facility, we suspended potash production at our East facility for a total of seven days during 2016, as we performed a testing run and subsequently converted the East facility to a Trio®‑only facility. As a result of the suspension of production during 2016, we determined that approximately $1.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Also during the second half of 2015, we temporarily suspended potash production at our East facility for a total of eleven days as we performed four separate Trio®-only testing runs.
As a result of the temporary suspensions of production during 2015, we determined that approximately $7.5 million and $2.9 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the period incurred as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,		Range of useful lives (years)
	2016	2015	Lower Limit	Upper Limit
Buildings and plant	$82,457	$81,208	2	25
Machinery and equipment	227,987	209,920	2	25
Vehicles	4,750	4,747	3	7
Office equipment and improvements	12,505	12,001	1	20
Ponds and land improvements	57,474	55,951	1	25
Total depreciable assets	385,173	363,827
Accumulated depreciation	$(116,194)	$(80,707)
Total depreciable assets, net	$268,979	$283,120

Mineral properties and development costs	138,578	139,751
Accumulated depletion	(21,974)	(17,254)
Total depletable assets, net	116,604	122,497

Land	$719	$719
Construction in progress	2,188	13,140
Total property, plant, equipment, and mineral properties, net	$388,490	$419,476
In the fourth quarter of 2015, due to the decline in potash prices, we recognized $323.8 million of impairment charges related to our East and West conventional mining facilities, and our North facility in New Mexico. Our estimated fair values were determined primarily using the market values in exchange method. As such, we have determined that the non-recurring fair value measurements of long-lived assets fall into Level 3 of the fair value hierarchy.
We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation	$36,169	$79,999	$74,534
Depletion	4,744	5,981	4,403
Accretion	1,768	1,696	1,623
Total incurred	$42,681	$87,676	$80,560
We recorded approximately $4.8 million of additional depreciation in 2015, as a result of the accelerated depreciation of assets that were taken out of service as a result of the transitioning of our East facility to Trio®-only. This accelerated depreciation increased our operating loss and our net loss by $4.8 million for the year ended December 31, 2015 and increased our basic and diluted loss per share by $0.07.

Note 7    — OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
	2016	2015
	(in thousands)
Final price deferred[1]	$7,814	$13,412
Prepaid expenses	4,063	4,274
Other current assets	833	140
Total Other current assets	$12,710	$17,826
1Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale. Revenue has not been recognized as the amount is not fixed or determinable.

	December 31,
	2016	2015
	(in thousands)
Accrued interest expense	$2,312	$1,320
Accrued property taxes	1,539	1,560
Accrued utility expenses	955	717
Accrued construction in progress	581	3,406
Other accrued liabilities	3,303	4,716
Customer pre-payments	—	3,710
Total Accrued liabilities	$8,690	$15,429
Note 8    — DEBT
Senior Notes—We originally issued $150 million aggregate principal amount of senior notes (the "Notes") in April 2013 pursuant to a note purchase agreement entered into in August 2012. On October 3, 2016, we repaid $15 million of the Notes as part of negotiations relating to our previous noncompliance with financial covenants under the Notes. On October 31, 2016, we entered into a revised note purchase agreement governing the Notes. As of December 31, 2016, the Notes consist of the following series:

•	$54 million of Senior Notes, Series A, due April 16, 2020

•	$40.5 million of Senior Notes, Series B, due April 14, 2023

•	$40.5 million of Senior Notes, Series C, due April 16, 2025
In the first quarter of 2017, we repaid an additional $5.5 million of the Notes in connection with the sale of an asset.
Under the original note purchase agreement, we were subject to financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio as specified in the note purchase agreement. We were not in compliance with these financial covenants as of March 31, 2016, June 30, 2016, or September 30, 2016. Under a series of waivers entered into during the first nine months of 2016 and the revised note purchase agreement, the holders of the Notes permanently waived the requirement that we comply with these financial covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 (and agreed that any noncompliance with these covenants for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, would not constitute a default or event of default under the agreement). As part of these waivers, our interest rates on the Notes increased several times during 2016.
Under the revised note purchase agreement, we granted to the collateral agent for the Noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised note purchase agreement provides for the following changes to the Notes, among others:

•
The agreement includes a minimum adjusted EBITDA covenant, which adjusts over time and is measured quarterly through March 2018, ranging from negative $20 million in the quarter ended September 30, 2016, to negative $7.5 million in the quarter ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our minimum fixed charge coverage is calculated as adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures, cash paid for income taxes and interest expense, plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters, and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus maintenance capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that, as of December 31, 2016, the Series A Senior Notes bear interest at 7.73%, the Series B Senior Notes bear interest at 8.63%, and the Series C Senior Notes bear interest at 8.78%, which reflect the highest rates in a pricing grid. These interest rates are based on a pricing grid set forth in the revised agreement and will be adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•
In addition, under the terms of the Notes, in December 2016, we engaged Cantor Fitzgerald & Co., a nationally-recognized investment bank, to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determine to be appropriate. These potential strategic alternatives could include, but are not limited to, continuing our current operating plan, equity offerings or balance sheet restructurings, merger and acquisition opportunities, partnership or joint venture opportunities, entering into new or complementary businesses, or a sale of Intrepid or some or all of our assets.

Our outstanding long-term debt, net, is as follows (in thousands):

	December 31, 2016	December 31, 2015
Senior Notes	$135,000	$150,000
Less deferred financing costs	(1,566)	(515)
Long-term debt, net	$133,434	$149,485
The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Credit Facility—On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based upon our inventory and receivables. If our total remaining availability under the credit facility falls below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1. Any borrowings on the credit facility will bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018. As of December 31, 2016, there were no amounts outstanding under the facility, other than a $0.5 million letter of credit. We may occasionally borrow and repay amounts under the facility for near-term working capital needs. We were in compliance with our financial covenants as of December 31, 2016.
Previous Credit Facility—Pursuant to a series of amendments during 2016, the amount available to us under our previous unsecured credit facility was reduced from $250 million to $1 million, which amount could be used only for letters of credit, and the maturity date was accelerated to September 30, 2016. The credit facility matured according to its terms on September 30, 2016, and therefore is no longer outstanding.

Additional Letter of Credit—In addition to the letter of credit referred to above, as of December 31, 2016, we also had a $0.5 million letter of credit outstanding secured by a restricted cash account reflected in "Prepaid expenses and other current assets" on the condensed consolidated balance sheets. Subsequent to December 31, 2016, this letter of credit was cancelled and the $0.5 million restricted cash account was released.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $12.1 million, $6.6 million, and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amounts included in interest expense for the years ended December 31, 2016, 2015 and 2014 (in thousands) are as follows:

	Year ended December 31,
	2016	2015	2014
Interest on notes and line of credit commitment fees	$9,152	$6,292	$6,296
Negotiated make-whole payment	806	—	—
Amortization of deferred financing costs	2,113	352	392
Gross interest expense	12,071	6,644	6,688
Less capitalized interest	449	293	456
Interest expense, net	$11,622	$6,351	$6,232
Note 9    — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to abandon and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our abandonment liabilities range from 6.9% to 9.7%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, changes in the estimated timing of the reclamation activities or if federal or state regulators enact new requirements regarding the abandonment or reclamation of mines. In the fourth quarter of 2016, we extended our estimate of when the majority of our reclamation activities would occur by five years. This longer period of time resulted in a decrease in our asset retirement obligation.
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2016	2015	2014
Asset retirement obligation, at beginning of period	$22,951	$22,037	$21,047
Liabilities settled	(3)	(86)	(125)
Liabilities incurred	—	—	69
Changes in estimated obligations	(4,740)	(696)	(577)
Accretion of discount	1,768	1,696	1,623
Total asset retirement obligation, at end of period	$19,976	$22,951	$22,037
The undiscounted amount of asset retirement obligation is $59.3 million as of December 31, 2016, of which we estimate approximately $4.0 million in payments may occur in the next five years.

Note 10    — COMPENSATION PLANS
Cash Bonus Plan—At times, we use cash bonus programs that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus plans are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. We accrue cash bonus expense related to the current year's performance. In December 2015, we suspended our cash bonus programs for 2015 and 2016 as part of our cost saving initiatives. We have not implemented a cash bonus program for 2017.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted stock, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2016, the following awards were outstanding under the Plan: 3,531,418 shares of restricted stock; options to purchase 1,883,706 shares of common stock; and performance units representing a maximum of 252,100 shares of common stock. As of December 31, 2016, approximately 2,400 shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $3.6 million, $5.1 million, and $4.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts are net of estimated forfeiture adjustments. As of December 31, 2016, there was $5.5 million of total remaining unrecognized compensation expense that will be recorded through 2020 related to restricted stock, performance units, and non-qualified stock options.
Restricted Stock
•Restricted Stock with Service-Based Vesting—Under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has granted restricted stock to members of the Board of Directors, executive officers, and other key employees. The awards contain service conditions associated with continued employment or service. The terms of the restricted stock provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted stock lapse and the shares are considered issued and outstanding for accounting purposes.
In 2016, 2015, and 2014, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program. The 2016 awards vest over four years, and the 2015 and 2014 awards vest over three years, subject to continued employment or service. From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. These restricted shares of common stock generally vest over one to four years, subject to continued employment or service.
In 2016, the Compensation Committee granted 562,010 shares of restricted stock to non-employee members of the Board of Directors and one employee member of the Board of Directors under the Plan for their annual service as directors. The restricted stock vests one year after the date of grant, subject to continued service. During 2015 and 2014, the annual equity awards to non-employee members of the Board of Directors were made in the form of 28,568, and 21,144 shares of common stock, respectively, and were granted without restrictions.
In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award.
•Restricted Stock with Service- and Market-Condition-Based Vesting—In 2016, the Compensation Committee granted restricted stock to a member of our executive team as part of his annual compensation package. The restricted stock vests in four equal installments, subject to his continued employment; provided however, that no vesting occurs unless and until the closing market price of our common stock equals or exceeds $2.06, which is double the closing price of our common stock on the date of grant, for 20 consecutive trading days, on or before the five-year anniversary of the grant date.
In measuring compensation expense associated with this grant of restricted stock, we use the fair value of the award, determined using a Monte Carlo simulation valuation model. Compensation expense is recorded monthly over the vesting period of the award.

A summary of activity relating to our restricted stock for the year ended December 31, 2016, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted stock, beginning of period	459,663	$14.91
Granted	3,340,215	$1.07
Vested	(213,643)	$15.53
Forfeited	(54,817)	$14.44
Restricted stock, end of period	3,531,418	$1.78
Performance Units
In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of his annual compensation package. The performance units vest in February 2018, and payout, if any, is based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. No shares were earned under the first, one-year performance period. As of December 31, 2016, a total of 252,100 shares of common stock were available for future payout under these performance units, subject to the second, two-year performance measure and the third, three-year performance measure being met and continued employment through the vesting date.
In 2013, the Compensation Committee granted performance units under the Plan to certain executives as part of our annual equity award program. The performance units vested ratably over three years and the payout was based on operational-based conditions relating to the year of grant. The time frames for meeting the operational-based conditions have passed, and the awards were paid out in 2016.
Non-qualified Stock Options
• Non-qualified Stock Options with Service-Based Vesting—In 2016 and from 2009 to 2011, the Compensation Committee issued non-qualified stock options under the Plan to our executives and other key employees as part of our annual award program. The stock options granted in 2016 vest over four years and have a ten-year term from the grant date. The stock options granted from 2009 to 2011 generally vested over three years. In measuring compensation expense for options, we estimated the fair value of the award on the grant dates using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock.
The following assumptions were used to compute the weighted average fair market value of options granted in 2016:

Risk free interest rate	1.8%
Dividend yield	0.0%
Estimated volatility	63.8%
Expected option life	6.25 years
Our estimate of volatility was based on our historic volatility. The estimate of expected option life was determined based on the "simplified method," giving consideration to the overall vesting period and the contractual terms of the award. This method was used because we have no option exercise history for options issued prior to 2016. The risk-free interest rate for the period that matched the option awards' expected life was based on the U.S. Treasury constant maturity yield at the time of grant.
•Non-qualified Stock Options with Service- and Market-Condition-Based Vesting—In 2016, the Compensation Committee granted 600,000 non-qualified stock options with service- and market-condition-based vesting requirements under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in four equal annual installments, subject to continued employment; provided, however, that no vesting occurs unless and until the closing market price of our common stock equals or exceeds $2.06, which is double the closing price of our stock on the date of grant, for 20 consecutive trading days on or before the five-year anniversary of the grant date.

In measuring compensation expense associated with this grant of non-qualified stock options, we use the fair value of the award, determined using a Monte Carlo simulation valuation model. Compensation expense is recorded monthly over the vesting period of the award.
Non-Qualified Stock Option Activity
A summary of our stock option activity for the year ended December 31, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	241,961	$25.85
Granted	1,664,849	$1.03
Exercised	—
Forfeited	(23,104)	$26.90
Expired	—
Outstanding non-qualified stock options, end of period	1,883,706	$3.90	$1,748,091	8.9

Vested or expected to vest, end of period	1,883,706	$3.90	$1,748,091	8.9

Exercisable non-qualified stock options, end of period	218,857	$25.74	$—	2.6

[1]	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average fair value of options granted during 2016 was approximately $0.61 per share.
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
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current portion of income tax expense (benefit):
Federal	$(1,365)	$—	$(1,108)
State	3	(123)	37
Deferred portion of income tax expense:
Federal	—	116,128	2,858
State	—	33,968	(737)
Total income tax expense	$(1,362)	$149,973	$1,050

As of December 31, 2016, and 2015, we had gross deferred tax assets of $326.1 million and $300.6 million, respectively. Included in deferred tax assets as of December 31, 2016, were approximately $213.5 million of federal net operating loss carry forwards which expire beginning in 2033, $1.9 million of federal research and development credits which begin to expire in 2031, and approximately $2.9 million in federal alternative minimum tax credits.
Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$212,049	$218,784
Net operating loss carryforward	73,850	39,300
Other	23,406	18,705
Asset retirement obligation	10,934	10,233
Inventory	1,285	6,914
AMT credits	2,861	4,226
Equity compensation	3,542	3,416
Accrued employee compensation and benefits	(239)	731
Prepaid expenses	$(1,591)	$(1,708)
Total deferred tax assets	326,097	300,601
Valuation allowance	(326,097)	(300,601)
Deferred tax asset, net	$—	$—
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
As of December 31, 2016, we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. As such, we increased the valuation allowance by $25.5 million during 2016, which is reflected in income tax expense for the year ended December 31, 2016. Our deferred tax asset, net of the valuation allowance, at both December 31, 2016 and 2015 is zero. There are no items that require disclosure in accordance with the FASB guidance on accounting for uncertainty in income taxes.
A summary of our valuation allowance activity is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Valuation allowance, at beginning of period	$300,601	$268	$1,966
Charged to income tax expense	25,496	300,333	—
Deductions	—	—	(1,698)
Valuation allowance, at end of period	$326,097	$300,601	$268
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
A reconciliation of the statutory rate to the effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2016	2015	2014
Federal taxes at statutory rate	$(23,793)	$(131,181)	$3,784
Add:
State taxes, net of federal benefit	(4,982)	(18,639)	230
Change in valuation allowance	25,495	300,333	(1,698)
Change in state tax rate	—	—	740
Percentage depletion	(552)	(1,285)	(1,922)
Other	2,470	745	(84)
Net (benefit) expense as calculated	$(1,362)	$149,973	$1,050

Effective tax rate	2.0%	(40.0)%	9.7%
During the year ended December 31, 2016, our effective tax rate was impacted by the increase in our valuation allowance of $25.5 million, as discussed above, as well as an election to monetize a portion of our existing alternative minimum tax credits in the amount of $1.4 million.
During the year ended December 31, 2015, our effective tax rate was impacted by the increase in our valuation allowance of $300.3 million as noted above.
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
Note 12    — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2016, and 2015, we had $21.4 million and $18.7 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2016, and 2015, $3.5 million and $0.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $17.9 million and $18.3 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.

New Mexico Employment Credits—Beginning in 2011, based on an approval and payment of an application with the State of New Mexico, we began recording an estimate of refundable employment-related credits for qualified wages paid in New Mexico, known as the New Mexico High Wage Jobs Credit. The estimated recoverable value of these credits was reflected as a reduction to production costs and amounts yet to be collected are recorded in "Other receivables, net" in the consolidated balance sheets in the same period in which the credit is earned.
In March 2014, as a result of its continuing efforts to collect these credits, we received notification from the New Mexico Taxation and Revenue Department that $5.9 million of credits previously denied were approved. Accordingly, during the first quarter of 2014, we reversed $2.9 million of the previously established allowance to reflect the collectability of these credits. In the fourth quarter of 2014, we received notice that additional claims previously denied had also been approved. Accordingly, during the fourth quarter 2014, we reduced our previously established allowance by $1.2 million to reflect the collectability of these claims. These credits are typically considered in our product inventory calculations as they relate to the labor associated with operations. As the inventory associated with the periods during which the credits were originally earned had since been sold, we recorded the reversal of the allowance as "Other (income) expense" in the consolidated statement of operations for the year ended December 31, 2014. The classification of this item is consistent with the manner in which the initial allowance was recorded in 2013. As of December 31, 2016, we had collected all credits owed to us under this program.
Legal— In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former Intrepid employee and former Mosaic employee. The complaint alleges against us violations of the Uniform Trade Secrets Act and tortious interference with contract relating to alleged misappropriation of Mosaic's trade secrets. Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets. In August 2015, the court denied Mosaic's application for preliminary injunction. The lawsuit is currently progressing through discovery. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.
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
Future Operating Lease Commitments—We have certain operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,
2017	$3,175
2018	2,598
2019	809
2020	548
2021	230
Thereafter	876
Total	$8,236

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2016	$6,591
For the year ended December 31, 2015	$7,216
For the year ended December 31, 2014	$6,979

Note 13    — RESTRUCTURING EXPENSE
In January 2016, in response to declining potash prices, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of a portion of our workforce, the elimination of bonus programs for most employees, as well as reductions in compensation and benefits. Additionally, in connection with the transition of our East facility from a mixed ore facility to a Trio®-only facility in April 2016, the transition of our West facility to a care-and-maintenance mode in July 2016, and the implementation of a reduced operating schedule at our East facility in December 2016, our overall headcount was approximately 48% lower as of December 31, 2016, as compared to December 31, 2015. In connection with these events, we recognized restructuring expense of $2.7 million, primarily for severance related activities, the majority of which was paid in 2016.
In January 2014, in response to declining potash prices and completion of our major capital projects, we eliminated approximately 7% of our workforce, reduction in the use of outside professionals, and cutbacks in other general and administrative areas. For the year ended December 31, 2014, we recognized restructuring expense of $1.8 million, which is comprised primarily of severance-related payments.
Note 14    — FAIR VALUE MEASUREMENTS
We apply the provisions of the FASB's Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities measured at fair value on a recurring basis. The topic establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based on the significance level of the following inputs, as follows:

•	Level 1—Quoted prices in active markets for identical assets and liabilities

•
Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3—Significant inputs to the valuation model are unobservable
Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2016, we had no assets required to be measured at fair value. The following is a listing of our assets to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Corporate bonds	$53,317	$—	$53,317	$—

The carrying values and fair values of our financial instrument liabilities as of December 31, 2016, and December 31, 2015, are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$135,000	$131,000	$150,000	$141,000
Below is a general description of our valuation methodologies for financial assets and liabilities, which are measured at fair value and are included in the accompanying consolidated balance sheets. Our available for sale investments consist of corporate bonds that are valued using Level 2 inputs. Market pricing for these investments is obtained from an established financial markets data provider. The estimated fair value of the long-term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties. For cash and cash equivalents, certificate of deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments.
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
Note 15    — EMPLOYEE BENEFITS
401(k) Plan
We maintain a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to all eligible employees of all of the consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. In the past, we have matched employee contributions on a dollar-for-dollar basis up to a maximum of 5% of the employee's base compensation. In January 2016, we elected to suspend matching employee contributions to the 401(k) Plan indefinitely. We resumed contributions to the 401(k) Plan in August 2016, matching employee contributions on a dollar-for-dollar basis up to a maximum of 2% of the employee's base compensation. Our contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
Year Ended December 31, 2016	$176
Year Ended December 31, 2015	$2,277
Year Ended December 31, 2014	$2,270
Note 16    — BUSINESS SEGMENTS
As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the transition of our West facility to care-and-maintenance mode, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®. The reportable segments are determined by management based on a number of factors including the types of potassium based fertilizer produced, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables that follow (in thousands).

Year Ended December 31, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$159,494	$51,454	$—	$210,948
Less: Freight costs	26,661	9,595	—	36,256
Warehousing and handling costs	8,439	2,567	—	11,006
Cost of goods sold[2]	134,017	36,835	—	170,852
Lower-of-cost-or-market inventory adjustments	18,380	1,994	—	20,374
Costs associated with abnormal production and other	649	1,058	—	1,707
Gross Deficit	$(28,652)	$(595)	$—	$(29,247)
Depreciation, depletion and amortization incurred[1]	$37,936	$3,836	$909	$42,681

Year Ended December 31, 2015	Potash	Trio®	Corporate	Consolidated
Sales	$217,467	$69,716	$—	$287,183
Less: Freight costs	18,262	10,461	—	28,723
Warehousing and handling costs	11,213	2,726	—	13,939
Cost of goods sold[2]	172,355	45,466	—	217,821
Lower-of-cost-or-market inventory adjustments	31,772	—	—	31,772
Costs associated with abnormal production and other	10,405	—	—	10,405
Gross (Deficit) Margin	$(26,540)	$11,063	$—	$(15,477)
Depreciation, depletion and amortization incurred[1]	$68,562	$16,993	$2,121	$87,676

Year ended December 31, 2014	Potash	Trio®	Corporate	Consolidated
Sales	$334,323	$76,066	$—	$410,389
Less: Freight costs	30,615	12,608	—	43,223
Warehousing and handling costs	10,742	2,320	—	13,062
Cost of goods sold[2]	254,753	49,161	—	303,914
Lower-of-cost-or-market inventory adjustments	8,186	—	—	8,186
Costs associated with abnormal production and other	—	—	—	—
Gross Margin	$30,027	$11,977	$—	$42,004
Depreciation, depletion and amortization incurred[1]	$67,712	$11,433	$1,415	$80,560
1 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
2 Cost of goods sold for Potash are presented net of by-product credits which were $9.0 million, $7.9 million and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
During the year ended December 31, 2016, we recorded restructuring charges of $2.7 million, of which $2.1 million was attributable to the potash segment, $0.4 million was attributable to Trio®, and $0.2 million was attributable to corporate.
During the year ended December 31, 2014, we recorded restructuring charges of $1.8 million, of which $0.9 million was attributable to the potash segment, $0.2 million was attributable to Trio®, and $0.7 million was attributable to corporate.

Note 17    — RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2016, were as follows (in thousands):

Unrealized Gains and Losses on Available-for-Sale Securities
Balance as of December 31, 2015	$(52)
Other comprehensive income before reclassifications	62
Amounts reclassified from accumulated other comprehensive loss	(10)
Net change in other comprehensive loss	$52
Balance as of December 31, 2016	$—
The effects on net income of amounts reclassified from Accumulated other comprehensive loss for year ended December 31, 2016, were as follows (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Realized gains on available-for-sale securities	$10	Other income (expense)
Total before tax	10
Tax benefit	—
Net of tax	$10
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
In 2016, 2015 and 2014, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2016, 2015, and 2014, 98%, 97%, and 97%, respectively, of our sales were sold to customers located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19    — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand and short- and long-term investments totaled $4.5 million and $63.6 million at

December 31, 2016, and 2015, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.
Note 20    — QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Sales	$42,188	$43,643	$51,840	$73,277
Cost of Goods Sold	$33,953	$35,272	$41,850	$59,777
Lower-of-cost-or-market inventory adjustments	$3,245	$5,192	$2,930	$9,007
Costs Associated with Abnormal Production	$—	$—	$1,057	$650
Gross Deficit	$(7,004)	$(7,624)	$(5,466)	$(9,153)
Net Loss	$(16,567)	$(18,241)	$(13,398)	$(18,427)
Loss Per Share, Basic	$(0.22)	$(0.24)	$(0.18)	$(0.24)
Loss Per Share, Diluted	$(0.22)	$(0.24)	$(0.18)	$(0.24)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Sales	$42,819	$53,692	$73,651	$117,021
Cost of Goods Sold	$36,953	$42,151	$55,435	$83,282
Lower-of-cost-or-market inventory adjustments	$21,709	$4,427	$5,276	$360
Costs Associated with Abnormal Production	$3,495	$6,910	$—	$—
Gross (Deficit) Margin	$(28,459)	$(8,343)	$2,605	$18,720
Impairment of long-lived assets	$323,796	$—	$—	$—
Net (Loss) Income	$(518,259)	$(8,110)	$(4,937)	$6,529
Earnings (Loss) Per Share, Basic	$(6.85)	$(0.11)	$(0.07)	$0.09
Earnings (Loss) Per Share, Diluted	$(6.85)	$(0.11)	$(0.07)	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2017 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2017 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2017 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2017 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2017 annual stockholders' meeting and is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K:
(1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
(2)    Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(3)    Exhibits
The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
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
		10-K	February 16, 2012
10.5	Credit Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc., certain of its subsidiaries and Bank of Montreal	8-K	November 1, 2016
10.6	Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	November 1, 2016
10.7	First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 9, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	November 14, 2016
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010

10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.12	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.13	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 26, 2016
10.14	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	10-K	February 14, 2013
10.15	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.16	Form of Performance Unit Agreement (CAGR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-Q	April 28, 2015
10.17	Form of Stock Option Agreement under Intrepid Potash, Inc. Equity Incentive Plan+	8-K	February 7, 2011
10.18	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.19	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.20	Form of Change-of-Control Severance Agreement with each executive officer+	10-Q	November 3, 2011
10.21	Form of Noncompete Agreement with Brian D. Frantz and Jeffrey C. Blair+	*
10.22	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.23	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.24	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
10.25	Separation Agreement and General Release, dated as of May 6, 2016, by and between Intrepid Potash, Inc. and Kelvin G. Feist	10-Q/A	August 4, 2016
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010

99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

February 28, 2017	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	February 28, 2017
Robert P. Jornayvaz III

/s/ Brian D. Frantz	Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Brian D. Frantz

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 28, 2017
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 28, 2017
Terry Considine

/s/ Chris A. Elliott	Director	February 28, 2017
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 28, 2017
J. Landis Martin

/s/ Barth E. Whitham	Director	February 28, 2017
Barth E. Whitham