Form 10-Q
period 2017-03-31
Intrepid Potash, Inc.
filed 2017-05-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2017, the registrant had outstanding 129,064,296 shares of common stock, par value $0.001.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$20,770	$4,464
Accounts receivable:
Trade, net	19,119	10,343
Other receivables, net	892	492
Refundable income taxes	1,384	1,379
Inventory, net	86,194	94,355
Prepaid expenses and other current assets	8,317	12,710
Total current assets	136,676	123,743

Property, plant, equipment, and mineral properties, net	374,293	388,490
Long-term parts inventory, net	23,731	21,037
Other assets, net	4,381	7,631
Total Assets	$539,081	$540,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$8,981	$10,210
Related parties	28	31
Accrued liabilities	10,742	8,690
Accrued employee compensation and benefits	2,762	4,225
Other current liabilities	145	964
Total current liabilities	22,658	24,120

Long-term debt, net	88,017	133,434
Asset retirement obligation	20,365	19,976
Total Liabilities	131,040	177,530
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
and 125,995,330 and 75,839,998 shares outstanding
at March 31, 2017, and December 31, 2016, respectively	126	76
Additional paid-in capital	642,071	583,653
Retained deficit	(234,156)	(220,358)
Total Stockholders' Equity	408,041	363,371
Total Liabilities and Stockholders' Equity	$539,081	$540,901

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales	$48,332	$73,277
Less:
Freight costs	8,721	10,332
Warehousing and handling costs	2,770	2,664
Cost of goods sold	35,873	59,777
Lower-of-cost-or-market inventory adjustments	3,824	9,007
Costs associated with abnormal production	—	650
Gross Deficit	(2,856)	(9,153)

Selling and administrative	4,404	6,570
Accretion of asset retirement obligation	389	442
Restructuring expense	—	400
Care and maintenance expense	692	—
Other operating expense (income)	1,650	(104)
Operating Loss	(9,991)	(16,461)

Other Income (Expense)
Interest expense, net	(4,421)	(2,229)
Interest income	3	123
Other income	736	142
Loss Before Income Taxes	(13,673)	(18,425)

Income Tax Expense	(5)	(2)
Net Loss	$(13,678)	$(18,427)

Weighted Average Shares Outstanding:
Basic	81,992,071	75,756,535
Diluted	81,992,071	75,756,535
Loss Per Share:
Basic	$(0.17)	$(0.24)
Diluted	$(0.17)	$(0.24)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(13,678)	$(18,427)
Other Comprehensive Income:
Net change in unrealized gain on investments available for sale, net of tax	—	30
Other Comprehensive Income	—	30
Comprehensive Loss	$(13,678)	$(18,397)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	75,839,998	$76	$583,653	$(220,358)	$363,371
Adjustment to opening balance			120	(120)	—
Issuance of common stock	50,072,917	50	57,418		57,468
Net loss	—	—	—	(13,678)	(13,678)
Stock-based compensation	—	—	989	—	989
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	82,415	—	(109)	—	(109)
Balance, March 31, 2017	125,995,330	$126	$642,071	$(234,156)	$408,041
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(13,678)	$(18,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	9,323	14,368
Amortization of deferred financing costs	821	783
Stock-based compensation	989	1,046
Lower-of-cost-or-market inventory adjustments	3,824	9,007
Loss (gain) on disposal of assets	1,559	(15)
Allowance for parts inventory obsolescence	—	532
Other	3,006	258
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,776)	(14,689)
Other receivables, net	(399)	(191)
Refundable income taxes	(5)	40
Inventory, net	1,643	(7,745)
Prepaid expenses and other current assets	4,393	7,303
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(65)	6,596
Other liabilities	(819)	40
Net cash provided by (used in) operating activities	1,816	(1,094)

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(2,423)	(6,018)
Proceeds from sale of property, plant, equipment, and mineral properties	5,553	—
Proceeds from sale of investments	1	23,634
Net cash provided by investing activities	3,131	17,616

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	57,468	—
Repayments of long-term debt	(46,000)	—
Debt issuance costs	—	(1,235)
Employee tax withholding paid for restricted stock upon vesting	(109)	(172)
Net cash provided by (used in) financing activities	11,359	(1,407)

Net Change in Cash and Cash Equivalents	16,306	15,115
Cash and Cash Equivalents, beginning of period	4,464	9,307
Cash and Cash Equivalents, end of period	$20,770	$24,422

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$2,467	$134
Income taxes	$10	$(38)
Accrued purchases for property, plant, equipment, and mineral properties	$214	$2,004
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt, magnesium chloride, and brine. These by-product credits represented approximately 6% of total cost of goods sold for the three months ended March 31, 2017. We also sell water, which is recorded in other income.
We produce potash from three solution mining facilities: our HB solar solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah, and our solar brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.

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
Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
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
By-Products—When by-product inventories are sold, we record the sale of by-products as a credit to cost of goods sold. By-product inventory is carried at net realizable value.
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
Loss per Share—Basic loss per common share of stock is calculated by dividing net loss by the weighted average basic common shares outstanding for the respective period.
Potentially dilutive securities, including restricted stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury-stock method is used to measure the dilutive impact of restricted stock, stock options outstanding, and performance units. Following the lapse of the vesting period of restricted stock, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations.

Note 3	— LOSS PER SHARE
Potentially dilutive securities, including restricted stock, stock options, and performance units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. The treasury-stock method is used to measure the dilutive impact of restricted stock, stock options outstanding, and performance units. The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted average shares outstanding computations:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive shares of restricted common stock	3,398,777	336,330

Anti-dilutive shares of stock options outstanding	1,866,038	235,854

Anti-dilutive shares of performance units	63,025	126,050
The following table sets forth the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(13,678)	$(18,427)

Basic weighted average common shares outstanding	81,992	75,757
Add: Dilutive effect of restricted stock	—	—
Add: Dilutive effect of performance units	—	—
Diluted weighted average common shares outstanding	81,992	75,757

Loss per share:
Basic	$(0.17)	$(0.24)
Diluted	$(0.17)	$(0.24)

In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. All of the shares issued were newly issued shares.
The net proceeds from the issuance have been or will be used to partially repay indebtedness and for general corporate purposes.
Note 4— CASH AND CASH EQUIVALENTS
As of March 31, 2017, and December 31, 2016, our cash and cash equivalents consisted of only cash as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash	$20,770	$4,464

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Finished goods product inventory	$52,396	$52,571
In-process mineral inventory	16,377	22,126
Total product inventory	68,773	74,697
Current parts inventory, net	17,421	19,658
Total current inventory, net	86,194	94,355
Long-term parts inventory, net	23,731	21,037
Total inventory, net	$109,925	$115,392
Parts inventories are shown net of any required allowances. At March 31, 2017, and December 31, 2016, allowances for parts inventory obsolescence were $2.5 million and $3.1 million, respectively.
During the three months ended March 31, 2017, and 2016, we recorded charges of approximately $3.8 million and $9.0 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the beginning of 2016 before the conversion of the East facility to Trio®-only, we suspended potash production at our East facility for a total of seven days as we performed a testing run and converted the East facility to a Trio®-only facility. As a result of the suspension of production, we determined that approximately $0.7 million of production costs at our East facility would have been allocated to additional tons produced, assuming we had been operating at normal production rates for the first quarter of March 31, 2016. Accordingly, these costs were excluded from our inventory values and instead expensed in 2016 as period production costs.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Buildings and plant	$79,432	$82,457
Machinery and equipment	225,570	227,987
Vehicles	4,743	4,750
Office equipment and improvements	12,598	12,505
Ponds and land improvements	54,990	57,474
Total depreciable assets	$377,333	$385,173
Accumulated depreciation	(121,559)	(116,194)
Total depreciable assets, net	$255,774	$268,979

Mineral properties and development costs	$138,785	$138,578
Accumulated depletion	(23,742)	(21,974)
Total depletable assets, net	$115,043	$116,604

Land	$519	$719
Construction in progress	$2,957	$2,188
Total property, plant, equipment, and mineral properties, net	$374,293	$388,490

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation	$7,160	$12,482
Depletion	1,774	1,444
Accretion	389	442
Total incurred	$9,323	$14,368

Note 7	— DEBT
Senior Notes—In 2013, we originally issued $150 million aggregate principal amount of senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. On October 31, 2016, we entered into a revised note purchase agreement governing the Notes.
As of March 31, 2017, after the repayment of $46 million of principal in the first quarter, we had outstanding $89 million of the Notes consisting of the following series:

•	$35.6 million of Senior Notes, Series A, due April 16, 2020

•	$26.7 million of Senior Notes, Series B, due April 14, 2023

•	$26.7 million of Senior Notes, Series C, due April 16, 2025
Under the revised agreement, we granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised agreement provides for the following:

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $15 million in the period ended March 31, 2017 to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $3.7 million for the four quarters ended March 31, 2017.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our fixed charge coverage amount is calculated as adjusted EBITDA for the prior four quarters, minus capital expenditures, cash paid for income taxes, and interest expense plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters; and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that the Series A Senior Notes now bear interest at 7.73%, the Series B Senior Notes now bear interest at 8.63%, and the Series C Senior Notes now bear interest at 8.78%, which reflect the highest rates in a pricing grid under the agreement. The interest rates are adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. During the quarter ended March 31, 2017, we repaid the Notes by $5.5 million in conjunction with the sale of an asset and $40.5 million with the proceeds of an equity offering.
We were in compliance with the applicable covenants under the revised agreement as of March 31, 2017.
Our outstanding long-term debt, net, as of March 31, 2017, and December 31, 2016 (in thousands), is as follows:

	March 31, 2017	December 31, 2016
Senior Notes	$89,000	$135,000
Less deferred financing costs	983	1,566
Long-term debt, net	$88,017	$133,434
The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $4.5 million and $2.3 million for the three months ended March 31, 2017, and 2016, respectively.
Amounts included in interest expense for the three months ended March 31, 2017, and 2016 (in thousands) are as follows:

	Three Months Ended March 31,
	2017	2016
Interest on notes and line of credit commitment fees	$2,836	$1,536
Make-whole payment made March 31, 2017	794	—
Amortization of deferred financing costs	821	783
Gross interest expense	4,451	2,319
Less capitalized interest	(30)	(90)
Interest expense, net	$4,421	$2,229

Credit Facility—On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of March 31, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $25.5 million available under the facility as of March 31, 2017. We were in compliance with the applicable covenants under the facility as of March 31, 2017.
Note 8    — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand. Cash on hand totaled $20.8 million and $4.5 million at March 31, 2017, and December 31, 2016, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2017	2016
Asset retirement obligation, at beginning of period	$19,976	$22,951
Accretion of discount	389	442
Total asset retirement obligation, at end of period	$20,365	$23,393
The undiscounted amount of asset retirement obligation was $59.3 million as of March 31, 2017.

Note 10 — COMPENSATION PLANS
Cash Bonus Programs—At times, we use cash bonus programs that allow participants to receive varying percentages of their aggregate base salary. Any awards under the cash bonus programs are based on a variety of elements related to our performance in certain production, operational, financial, and other areas, as well as the participants' individual performance. We accrue cash bonus expense related to the applicable year's performance. As part of our cost savings initiatives, we did not implement a cash bonus programs for 2016 and have not implemented a cash bonus program for 2017.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted shares of common stock, performance units, and non-qualified stock option awards under the Plan. As of March 31, 2017, the following awards were outstanding under the Plan: 3,254,164 shares of restricted stock; performance units representing 126,050 shares of common stock; and options to purchase 1,846,645 shares of common stock. As of March 31, 2017, 460,640 shares of common stock remained available for issuance under the Plan.
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
In 2016, 2015, and 2014, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program. The 2016 awards vest over four years, and the 2015 and 2014 awards vest over three years, subject to continued employment or service. From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives. Restricted stock awards generally vest over one to four years, subject to continued employment or service.
In 2016, the Compensation Committee granted 562,010 shares of restricted stock to non-employee members of the Board of Directors and one employee member of the Board of Directors under the Plan for their annual service as directors. The restricted stock vests one year after the date of grant, subject to continued service.
In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our common stock on the grant date. Compensation expense is recorded monthly over the vesting period of the award. Total compensation expense related to the restricted stock awards was $0.7 million for each of the three months ended March 31, 2017, and 2016. As of March 31, 2017, there was $3.2 million of total remaining unrecognized compensation expense related to restricted stock that will be expensed through 2020.
•Restricted Stock with Service- and Market-Condition-Based Vesting—In 2016, the Compensation Committee granted restricted stock to a member of our executive team as part of his annual compensation package. The restricted stock vests in four equal installments, subject to his continued employment; provided however, that no vesting occurs unless and until the closing market price of our common stock equals or exceeds $2.06 per share, which is double the closing price of our common stock on the date of grant, for 20 consecutive trading days, on or before the five-year anniversary of the grant date. As of March 31, 2017, this market condition has not been met.
In measuring compensation expense associated with this grant of restricted stock, we use the fair value of the award, determined using a Monte Carlo simulation valuation model. Compensation expense is recorded monthly over the vesting period of the award.
A summary of activity relating to our restricted stock for the quarter ended March 31, 2017, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted stock, beginning of period	3,531,418	$1.78
Granted	—	$—
Vested	(131,183)	$14.39
Forfeited	(146,071)	$1.29
Restricted stock, end of period	3,254,164	$1.52
Performance Units
In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of his annual compensation package. The performance units vest in February 2018, and payout, if any, is based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. No shares were earned under the first, one-year performance period or the second, two-year performance period. As of March 31, 2017, a total of 126,050 shares of common stock were available for future payout under these performance units, subject to the third, three-year performance measure being met and continued employment through the vesting date.
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
Our estimate of volatility was based on our historic volatility. The estimate of expected option life was determined based on the "simplified method," giving consideration to the overall vesting period and the contractual terms of the award. This method was used because we have no option exercise history for options issued prior to 2016. The risk-

free interest rate for the period that matched the option awards' expected life was based on the U.S. Treasury constant maturity yield at the time of grant.
•Non-qualified Stock Options with Service- and Market-Condition-Based Vesting—In 2016, the Compensation Committee granted 600,000 non-qualified stock options with service- and market-condition-based vesting requirements under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in four equal annual installments, subject to continued employment; provided, however, that no vesting occurs unless and until the closing market price of our common stock equals or exceeds $2.06 per share, which is double the closing price of our stock on the date of grant, for 20 consecutive trading days on or before the five-year anniversary of the grant date. As of March 31, 2017, this market condition has not been met.
In measuring compensation expense associated with this grant of non-qualified stock options, we used the fair value of the award, determined using a Monte Carlo simulation valuation model. Compensation expense is recorded monthly over the vesting period of the award.
Non-Qualified Stock Option Activity
A summary of our stock option activity for the three months ended March 31, 2017, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding non-qualified stock options, beginning of period	1,883,706	$3.90
Granted	—	$—
Exercised	—	$—
Forfeited	(30,165)	$1.03
Expired	(6,896)	$27.33
Outstanding non-qualified stock options, end of period	1,846,645	$3.86

Vested or expected to vest, end of period	1,846,645	$3.86

Exercisable non-qualified stock options, end of period	211,961	$25.68

Note 11     — INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three-month periods ended March 31, 2017, and 2016, our effective tax rate was 0% which differed from the statutory rate primarily as a result of the impact of recording a valuation allowance to offset the amount of additional deferred tax asset generated during the periods.
As of March 31, 2017, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we increased the valuation allowance related to our deferred tax assets by $4.4 million for the three months ended March 31, 2017. We recognized a full valuation allowance against our net deferred tax assets as of March 31, 2017, and December 31, 2016.

A summary of our valuation allowance activity is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Valuation allowance, beginning of period	$326,097	$300,601
Additions	4,425	8,004
Valuation allowance, end of period	$330,522	$308,605

Note 12	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2017, and December 31, 2016, we had $18.4 million and $21.4 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of March 31, 2017, and December 31, 2016, $0.5 million and $3.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $17.9 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. In May 2015, we exercised an option to terminate our existing corporate office lease prior to its original expiration date. Under the provisions of the lease agreement, we incurred a termination penalty of $1.1 million, which was included in selling and administrative expense in the second quarter of 2015. In December 2015, we paid $0.5 million of this termination penalty in connection with an amendment reducing the leased square footage and extending the expiration date to May 2017. We further extended our lease expiration to September 2017 and paid the remaining $0.6 million of termination penalty in March 2017.
Rental and lease expenses for the three months ended March 31, 2017, and 2016, were $1.5 million.

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
Financial assets or liabilities are categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2017, and December 31, 2016, we had no assets required to be measured at fair value.
The carrying value and estimated fair value of our financial instrument liabilities as of March 31, 2017, and December 31, 2016, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$89,000	$88,000	$135,000	$131,000
Below is a general description of our valuation methodologies for financial assets and liabilities, which are measured at fair value and are included on the condensed consolidated balance sheets. For cash and cash equivalents, certificates of deposit and time deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments. The estimated fair value of the long‑term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's length transaction between knowledgeable willing parties.
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
Note 14    — RESTRUCTURING CHARGE
In January 2016, in response to declining potash prices, we undertook a number of cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of the workforce, elimination of the bonus programs for most employees, as well as reductions in compensation. For the three months ended March 31, 2016, we recognized restructuring expense of $0.4 million related to these events. We recorded no restructuring expenses for the three months ended March 31, 2017.

Note 15    — BUSINESS SEGMENTS
As a result of pricing pressure and the resulting economic factors giving rise to the conversion of our East facility to Trio®-only and the idling of our West facility in 2016, the chief operating decision maker separately evaluates our potash and Trio® operations. Accordingly, we reevaluated our segments and determined that, beginning in the second quarter of 2016, we have two segments: potash and Trio®. The reportable segments are determined by management based on a number of factors including the types of potassium based fertilizer produced, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$27,220	$21,112	$—	$48,332
Less: Freight costs	2,959	5,762	—	8,721
Warehousing and handling costs	1,512	1,258	—	2,770
Cost of goods sold	20,421	15,452	—	35,873
Lower-of-cost-or-market inventory adjustments	—	3,824	—	3,824
Gross Margin (Deficit)	$2,328	$(5,184)	$—	$(2,856)
Depreciation, depletion and amortization incurred[1]	$7,563	$1,699	$61	$9,323

Three Months Ended March 31, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$53,695	$19,582	$—	$73,277
Less: Freight costs	6,551	3,781	—	10,332
Warehousing and handling costs	2,154	510	—	2,664
Cost of goods sold	47,288	12,489	—	59,777
Lower-of-cost-or-market inventory adjustments	9,007	—	—	9,007
Costs associated with abnormal production	650	—	—	650
Gross (Deficit) Margin	$(11,955)	$2,802	$—	$(9,153)
Depreciation, depletion and amortization incurred[1]	$12,233	$1,675	$460	$14,368

1 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
During the three months ended March 31, 2016, we recorded restructuring charges of $0.4 million, of which $0.2 million was attributable to the potash segment and $0.2 million was attributable to corporate.
Note 16    — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. This standard clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and was effective for us beginning January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which became effective for us beginning January 1, 2017. This standard changes several aspects of how we account for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding payments, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In accordance with adoption of this standard share-based payment award forfeiture expense will no longer be estimated and will be recorded as forfeitures occur and we have recorded a $120,000 adjustment to beginning retained earnings for the impact of this cumulative change.

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to expand Trio® sales internationally and manage risks associated with international sales, including pricing pressure;

•	our ability to successfully identify and implement any opportunities to expand operations to include more by-products and non-potassium related products;

•	our ability to successfully execute on our plans to transition our sales model after the idling of our West facility and the transitioning of our East facility to Trio®-only production;

•	our ability to comply with the revised terms of our senior notes and revolving credit facility, including the covenants in each agreement, to avoid a default under these agreements;

•	changes in the price, demand, or supply of potash or Trio®/langbeinite;

•	the costs of, and our ability to successfully construct, commission, and execute, any of our strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	further write-downs of the carrying value of our assets, including inventories;

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by this Quarterly Report on Form 10-Q.

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

Our Company
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt, magnesium chloride, and brine. These by-product credits represented approximately 6% of total cost of goods sold for the quarter ended March 31, 2017. We also sell water, which is recorded in other income.
We produce potash from three solution mining facilities: our HB solar solution mine in Carlsbad, New Mexico, a solar solution mine in Moab, Utah, and a solar brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities potentially include additional solution mining activities, additional recoveries of langbeinite, development of by-product and water markets, and acceleration of production from our reserves.
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
• Trio® pricing and demand. In 2016, we transitioned our East facility from a mixed-ore processing facility to a Trio®-only facility. As a result of this transition, our Trio® production in the first quarter of 2017 increased by 61% over the same period in 2016. In turn, our first quarter sales volume also increased, by 52%, over the first quarter of 2016 due to solid domestic demand and increased international sales. Our average net realized sales price per ton for Trio® was $202 for the first quarter of 2017 compared to $316 in the same period last year. Increased international sales, which have a lower average net realized sales price per ton contributed to the lower price in 2017.
Over the past year, some domestic Trio® purchasers have moved to more of a just‑in‑time purchasing model as these purchasers gained increased confidence in our ability to supply product. We expect that this will result in more seasonality in Trio® demand, with more domestic purchases coming in the first and second quarters. In turn, we expect increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue our efforts to expand our marketing reach for Trio®. Given the current pricing and demand environment, we intend to operate our facilities at production levels that approximate expected demand.
• Potash prices and demand. Our average realized net sales price for potash increased in the first quarter of 2017 to $240 per ton compared to $216 per ton for the first quarter of 2016. Our potash production in the first quarter of 2017 was less than the first quarter of 2016 due to the transition of our East facility to a Trio®-only facility in April 2016 and the idling of our West facility in July 2016. With this lower production, we can be more selective in our sales to maximize our sales prices. During the first quarter of 2017 as compared to the same period in 2016, we increased our sales into the industrial and feed markets, which generally have higher average net realized sales prices.
We sold 101,000 tons of potash in the first quarter of 2017, a decrease of 117,000 tons compared to the first quarter of 2016. As noted above, in 2016 we curtailed potash production from our conventional East and West facilities and thus had fewer tons available for sale.
Although production curtailments from us and other producers in 2015 and 2016 have reduced potash supply in North America, global effective capacity continues to exceed demand. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
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
• By-products and water sales. We produce salt, magnesium chloride, and brines as a result of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities. The sales of these by-products are accounted for as by-product credits to our cost of sales. Historically, our by-products represented approximately 2%-5% of total cost of goods sold, but have increased to 6% of cost of goods sold in the first quarter of 2017.
We also have water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. We are in the process of negotiating deals to expand sales of our by-products and water, particularly to service the oil and gas markets near our operating plants.
• Execution of equity offering and completion of strategic alternatives review. Under the terms of our senior notes, in December 2016 we engaged Cantor Fitzgerald & Co. as our investment bank to assess, evaluate, and assist in pursuing potential strategic alternatives available to us, as we determined to be appropriate. In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. We have completed the strategic alternatives review process.
• Secured notes principal repayments. During the first quarter of 2017, we repaid a total of $46 million of principal on our senior notes, decreasing the outstanding principal balance to $89 million at March 31, 2017, from $135 million at December 31, 2016. We repaid $5.5 million of principal with the proceeds from the sale of an asset and $40.5 million of principal with the net proceeds from the underwritten public offering discussed above.
• Weather impact. Our solar facilities experienced average to above-average evaporation rates in 2016. As a result, we expect our potash production from our solar solution facilities to increase in 2017 compared to 2016.

Results of Operations

(in thousands)	Three Months Ended March 31,
	2017	2016
Sales	$48,332	$73,277
Less:
Freight costs	8,721	10,332
Warehousing and handling costs	2,770	2,664
Cost of goods sold	35,873	59,777
Lower-of-cost-or-market inventory adjustments	3,824	9,007
Costs associated with abnormal production	—	650
Gross Deficit	(2,856)	(9,153)

Net Loss	$(13,678)	$(18,427)

Production volume (in thousands of tons):
Potash	118	215
Langbeinite	71	44
Sales volume (in thousands of tons):
Potash	101	218
Trio®	76	50

Average Net Realized Sales Price per Ton[1]
Potash	$240	$216
Trio®	$202	$316
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. A reconciliation to GAAP and more information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three-Month Periods Ended March 31, 2017, and 2016
Total sales in the first quarter of 2017 decreased as compared to 2016 due to lower sales volumes of potash, partially offset by a higher average net realized sales price for potash. In addition, total sales were impacted by a lower average net realized sales price for Trio®, due to price decreases announced last year and an increase in international sales, which had a lower average net realized sales price. The decrease was partially offset by increased Trio® sales volumes into international markets.
Our total cost of goods sold decreased in the first quarter 2017 as compared to the same period in 2016 primarily due to selling fewer potash tons after the transition of our East facility to Trio®-only production and the idling of our West facility in 2016. As a result of these changes, all of our potash production now comes from solution-mining facilities, which further positively impacted our total cost of goods sold. Due to the decrease in average net realized sales price for Trio® and the lower potash production, we incurred a gross deficit and net loss for the first quarter 2017. However, we reduced our deficit and net loss in the first quarter of 2017 as compared to the same period in the previous year.
Based on our expectations for potash and Trio® pricing for the remainder of the year, we anticipate that we will incur a net loss for the full year ending December 31, 2017.
Selling and Administrative Expense
Selling and administrative expenses decreased $2.2 million, or 33%, to $4.4 million for the three months ended March 31, 2017, from $6.6 million for the three months ended March 31, 2016. The decrease was primarily due to decreased administrative headcount, and the elimination of aircraft-related costs in 2017 as compared to 2016.

Restructuring Expense
In January 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included the elimination of approximately 5% of our workforce, suspension of our cash bonus programs for most employees, and salary decreases for most employees. For the three months ended March 31, 2016, we recorded restructuring expense of $0.4 million related to these initiatives. We did not record any restructuring expenses for the first quarter of 2017.
Care and Maintenance Expenses
In the first quarter of 2017, we incurred care and maintenance expenses of $0.7 million related to the West facility, which was idled in July 2016. These costs included labor and related benefits, maintenance supplies, utilities, property taxes, and insurance.
Other Operating Expense
In the three months ended March 31, 2017, we recorded other operating expense of $1.7 million primarily related the loss on the sale of an asset. In the first quarter of 2016, we recorded an immaterial amount of other operating income.
Interest Expense
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three months ended March 31, 2017, and 2016 (in thousands) are as follows:

	Three Months Ended March 31,
	2017	2016
Interest on notes and line of credit commitment fees	$2,836	$1,536
Make-whole payment made March 31, 2017	794	—
Amortization of deferred financing costs	821	783
Gross interest expense	4,451	2,319
Less capitalized interest	(30)	(90)
Interest expense, net	$4,421	$2,229

Potash Segment

	Three Months Ended March 31,
(in thousands)	2017	2016
Sales	$27,220	$53,695
Less: Freight costs	2,959	6,551
Warehousing and handling costs	1,512	2,154
Cost of goods sold	20,421	47,288
Lower-of-cost-or-market inventory adjustments	—	9,007
Costs associated with abnormal production	—	650
Gross Margin (Deficit)	$2,328	$(11,955)
Depreciation, depletion and amortization incurred[2]	$7,563	$12,233
Sales Volumes (tons in thousands)	101	218
Production Volumes (tons in thousands)	118	215

Average Net Realized Sales Price per Ton[1]	$240	$216
1 Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. A reconciliation of this non-GAAP measure and more information is below under the heading "Non-GAAP Financial Measure."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended March 31, 2017, and 2016
Our potash sales volume in the first quarter of 2017 was less than the same period of 2016 as a result of curtailment of potash production from our conventional East and West mines in 2016. Sales into the industrial market increased slightly year over year due to increased oil and gas drilling activity.
Our decreased sales volume was partially offset by an 11% increase in our average net realized sales price. By producing fewer tons we can be more selective in our sales locations and customers to maximize our sales prices and freight costs.
Our freight costs decreased primarily due to lower sales volumes. In addition, we were able to more strategically sell our product into various geographic destinations, which positively impacted freight costs. Freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our potash cost of goods sold decreased due to an overall decrease in our production costs primarily resulting from no longer producing potash from our conventional mines. Depreciation and depletion expense for potash decreased in 2017, because depreciation was accelerated on the potash assets in the first quarter of 2016 in anticipation of the transition of our East facility to Trio®-only production in April 2016.
As a result of now producing potash only from our solution mine facilities and the increased average net realized sales price per ton, we incurred no lower-of-cost-or market charges during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recorded lower-of-cost-or-market charges as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory.
Our evaluation of production levels in the first quarter of 2017 indicated no abnormal production adjustments were necessary. However, during the first quarter of 2016, we temporarily suspended potash production at our East facility for a total of three days as we performed a langbeinite-only testing run. As a result of the temporary suspension of production, we determined that approximately $0.7 million would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed in the first quarter of 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost estimate.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2017, and 2016:

	Three Months Ended March 31,
	2017	2016
Agricultural	78%	91%
Industrial	10%	4%
Feed	12%	5%

Trio® Segment

	Three Months Ended March 31,
(in thousands)	2017	2016
Sales	$21,112	$19,582
Less: Freight costs	5,762	3,781
Warehousing and handling costs	1,258	510
Cost of goods sold	15,452	12,489
Lower-of-cost-or-market inventory adjustments	3,824	—
Gross (Deficit) Margin	$(5,184)	$2,802
Depreciation, depletion and amortization incurred[2]	$1,699	$1,675
Sales Volumes (tons in thousands)	76	50
Production Volumes (tons in thousands)	71	44

Average Net Realized Sales Price per Ton[1]	$202	$316
1Average net realized sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. A reconciliation of this non-GAAP measure and more information is below under the heading "Non-GAAP Financial Measure."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended March 31, 2017, and 2016
Total sales from Trio® increased by 8% in the three months ended March 31, 2017, as compared to the same period in 2016 primarily due to a 52% increase in sales volume partially offset by a 36% decrease in the average net realized sales price for Trio®. Both the increase in sales volume and the decrease in average net realized sales price resulted from increased international Trio® sales, which have lower average net realized sales prices. Additionally, pricing was impacted due to price decreases announced last year. As noted in the table below, our international sales increased from 3% for the three months ended March 31, 2016, to 25% for the three months ended March 31, 2017. We expect Trio® prices to remain under pressure for the remainder of 2017. Over the past year, some domestic Trio® purchasers have moved to more of a just-in-time purchasing model as these purchasers gained increased confidence in our ability to supply product. We expect that this will result in more seasonality in Trio® demand, with more domestic purchases coming in the first and second quarters. In turn, we expect increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
Our freight costs increased due to increased sales volume and the cost of international shipping.
Cost of goods sold for Trio® increased in conjunction with increased sales volumes. However, our production costs have decreased as a result of our transition of the East facility to a Trio®-only facility in 2016. We generally intend to operate our facilities at production levels that approximate expected demand.
As a result of the transition of our East facility to a Trio®-only facility during April 2016, our Trio® production increased 61% in the first quarter of 2017, from 44,000 tons in the first quarter of 2016 to 71,000 tons in the first quarter of 2017.

In the three months ended March 31, 2017, we recorded lower-of-cost-or-market charges related to Trio® inventory, primarily because our average net realized sales price for international sales was lower than for domestic sales and product carrying costs slightly exceeded our average net realized sales price.
Additional Information Relating to Trio®
Our export sales of Trio® tend to have more variability as to the timing than domestic sales. As a result, the percentage of sales into the export market as compared to the domestic market can fluctuate significantly from period to period.

	United States	Export
For the three months ended March 31, 2017	75%	25%

For the three months ended March 31, 2016	97%	3%

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
The volume of product we sell is determined by demand for our products, our inventory storage capabilities and by our production capabilities. We generally intend to operate our facilities at production levels that approximate expected demand. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand and have product inventory positioned closer to the fields in order to meet peak periods of fertilizer demand.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our costs of sales per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Historically, we have experienced variability in our potash cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold for our solar solution facilities is less than our cost of goods sold incurred previously for our conventional facilities. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period-to-period based on the fluctuation of inventory, sales, and production levels at our facilities.
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

We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three-month periods ended March 31, 2017, and 2016, our average royalty rate was 4.0% and 5.0%, respectively.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2017, and 2016, was zero. During the three months ended March 31, 2017, and 2016, our effective tax rate was impacted primarily by a valuation allowance placed on the additional deferred tax assets recorded during the period.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2017, and 2016, we recognized an immaterial amount of current income tax expense.
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

Capital Investments
During the first quarter of 2017, cash paid for property, plant and equipment was $2.4 million. We expect total capital investment for 2017 to be approximately $13 million to $17 million. The majority of our capital investment in 2017 is expected to be sustaining capital. We anticipate our remaining 2017 operating plans and capital programs will be funded out of operating cash flows, existing cash and cash equivalents, or our credit facility.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash of $20.8 million and no cash equivalents.
In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. The net proceeds from the issuance have been or will be used to partially repay indebtedness and for general corporate purposes.
Our operations have primarily been funded from cash on hand and cash generated by operations. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. We believe that we have sufficient liquidity for the next twelve months.

The following summarizes our cash flow activity for the three months ended March 31, 2017, and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities	$1,816	$(1,094)
Cash flows provided by investing activities	$3,131	$17,616
Cash flows provided by (used in) financing activities	$11,359	$(1,407)
Operating Activities
Total cash provided by operating activities through March 31, 2017, was $1.8 million, an increase of $2.9 million compared with the first three months of 2016. The increase was driven by improved production costs as a result of curtailing conventional mining in 2016 and lower selling, general and administrative spend in the first three months of 2017 as compared to the same period in 2016, resulting in a smaller net loss.
Investing Activities
Total cash provided by investing activities decreased by $14.5 million in the first three months of 2017 compared with the same three-month period in 2016 as a result of liquidation of investments in 2016 offset by lower capital investment activity in the first quarter of 2017.
Financing Activities
Total cash provided by financing activities increased by $12.8 million due to the aforementioned equity offering offset by a principal payment on our Notes of $46 million.
Senior Notes
In 2013, we originally issued $150 million aggregate principal amount of senior notes (the "Notes") pursuant to a note purchase agreement entered into in August 2012. On October 31, 2016, we entered into a revised note purchase agreement governing the Notes.
As of March 31, 2017, after the repayment of $46 million of principal in the first quarter, we had outstanding $89 million of the Notes consisting of the following series:

•	$35.6 million of Senior Notes, Series A, due April 16, 2020

•	$26.7 million of Senior Notes, Series B, due April 14, 2023

•	$26.7 million of Senior Notes, Series C, due April 16, 2025
Under the revised agreement, we granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets.
The revised agreement provides for the following:

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $15 million in the period ended March 31, 2017, to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $3.7 million for the four quarters ended March 31, 2017.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our fixed charge coverage amount is calculated as adjusted EBITDA for the prior four quarters, minus capital expenditures, cash paid for income taxes and interest expense, plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters; and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness.

•
The interest rates for the Notes increased by 4.5% above the previous rates such that the Series A Senior Notes now bear interest at 7.73%, the Series B Senior Notes now bear interest at 8.63%, and the Series C Senior Notes now bear interest at 8.78%, which reflect the highest rates in a pricing grid under the agreement. The interest rates are adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to make certain offers to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. During the quarter ended March 31, 2017, we repaid the Notes by $5.5 million in conjunction with the sale of an asset and $40.5 million with the proceeds of an equity offering.

We were in compliance with the applicable covenants under the revised agreement as of March 31, 2017.
Our outstanding long-term debt, net, as of March 31, 2017, and December 31, 2016 (in thousands), is as follows:

	March 31, 2017	December 31, 2016
Senior Notes	$89,000	$135,000
Less deferred financing costs	(983)	(1,566)
Long-term debt, net	$88,017	$133,434
The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
Credit Facility
On October 31, 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount. The amount available is subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The credit facility expires on October 31, 2018. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. As of March 31, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $25.5 million available under the facility as of March 31, 2017. We were in compliance with the applicable covenants under the facility as of March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2016, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2016.
Pronouncements Issued But Not Yet Adopted
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

Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, from time to time we use average net realized sales price per ton, a non-GAAP financial measure to monitor, and evaluate our performance. This non-GAAP financial measure should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
We believe this non-GAAP financial measure provides useful information to investors for analysis of our business. We use this non-GAAP financial measure as one of our tools in comparing performance period over period on a consistent basis and when planning, forecasting, and analyzing future periods. We believe this non-GAAP financial measure is used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.
Below is additional information about the non-GAAP financial measure used in this filing, including a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, for the periods presented.

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

	Three Months Ended March 31,
	2017			2016
(in thousands except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$27,220	$21,112	$48,332	$53,695	$19,582	$73,277
Freight costs	2,959	5,762	8,721	6,551	3,781	10,332
Subtotal	$24,261	$15,350	$39,611	$47,144	$15,801	$62,945

Divided by:
Tons sold	101	76		218	50
Average net realized sales price per ton	$240	$202		$216	$316

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these risks and uncertainties, except as disclosed in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2017, through January 31, 2017	—	—	—	N/A
February 1, 2017, through February 28, 2017	48,768	$2.23	—	N/A
March 1, 2017, through March 31, 2017	—	—	—	N/A
Total	48,768	$2.23	—	N/A

(1)	Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

INTREPID POTASH, INC. (Registrant)

Dated: May 2, 2017	/s/ Robert P. Jornayvaz, III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: May 2, 2017	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement, dated March 8, 2017, by and between Intrepid Potash, Inc. and John G. Mansanti.*+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

99.1	Eighth Amendment to Transition Services Agreement, dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.