Form 10-Q
period 2017-06-30
Intrepid Potash, Inc.
filed 2017-08-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2017, the registrant had outstanding 130,234,917 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$6,190	$4,464
Accounts receivable:
Trade, net	11,476	10,343
Other receivables, net	1,383	492
Refundable income taxes	1,376	1,379
Inventory, net	79,095	94,355
Prepaid expenses and other current assets	7,591	12,710
Total current assets	107,111	123,743

Property, plant, equipment, and mineral properties, net	367,550	388,490
Long-term parts inventory, net	27,173	21,037
Other assets, net	4,244	7,631
Total Assets	$506,078	$540,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$5,873	$10,210
Related parties	28	31
Accrued liabilities	7,220	8,690
Accrued employee compensation and benefits	3,924	4,225
Current portion of long-term debt	6,000	—
Other current liabilities	107	964
Total current liabilities	23,152	24,120

Long-term debt, net	59,308	133,434
Asset retirement obligation	20,754	19,976
Other non-current liabilities	100	—
Total Liabilities	103,314	177,530
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
and 126,536,091 and 75,839,998 shares outstanding
at June 30, 2017, and December 31, 2016, respectively	127	76
Additional paid-in capital	642,728	583,653
Retained deficit	(240,091)	(220,358)
Total Stockholders' Equity	402,764	363,371
Total Liabilities and Stockholders' Equity	$506,078	$540,901

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$43,910	$51,840	$92,242	$125,117
Less:
Freight costs	7,985	8,931	16,706	19,263
Warehousing and handling costs	2,197	2,538	4,968	5,202
Cost of goods sold	29,714	41,850	65,586	101,627
Lower-of-cost-or-market inventory adjustments	317	2,930	4,141	11,937
Costs associated with abnormal production	—	1,057	—	1,707
Gross Margin (Deficit)	3,697	(5,466)	841	(14,619)

Selling and administrative	4,764	4,536	9,168	11,106
Accretion of asset retirement obligation	389	442	778	884
Restructuring expense	266	1,914	266	2,314
Care and maintenance expense	419	—	1,111	—
Other operating (income) expense	(457)	(1,801)	870	(1,905)
Operating Loss	(1,684)	(10,557)	(11,352)	(27,018)

Other Income (Expense)
Interest expense, net	(4,217)	(3,000)	(8,637)	(5,229)
Interest income	—	101	4	224
Other income	(27)	59	384	201
Loss Before Income Taxes	(5,928)	(13,397)	(19,601)	(31,822)

Income Tax Expense	(7)	(1)	(12)	(3)
Net Loss	$(5,935)	$(13,398)	$(19,613)	$(31,825)

Weighted Average Shares Outstanding:
Basic	126,221,142	75,838,782	104,228,787	75,797,658
Diluted	126,221,142	75,838,782	104,228,787	75,797,658
Loss Per Share:
Basic	$(0.05)	$(0.18)	$(0.19)	$(0.42)
Diluted	$(0.05)	$(0.18)	$(0.19)	$(0.42)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(5,935)	$(13,398)	$(19,613)	$(31,825)
Other Comprehensive Income:
Net change in unrealized gain on investments available for sale, net of tax	—	19	—	49
Other Comprehensive Income	—	19	—	49
Comprehensive Loss	$(5,935)	$(13,379)	$(19,613)	$(31,776)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	75,839,998	$76	$583,653	$(220,358)	$363,371
Adjustment to opening balance			120	(120)	—
Issuance of common stock	50,072,917	51	57,428		57,479
Net loss	—	—	—	(19,613)	(19,613)
Stock-based compensation	—	—	1,685	—	1,685
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	623,176	—	(158)	—	(158)
Balance, June 30, 2017	126,536,091	$127	$642,728	$(240,091)	$402,764
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(19,613)	$(31,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and accretion	17,620	24,209
Amortization of deferred financing costs	1,350	1,666
Stock-based compensation	1,685	1,700
Lower-of-cost-or-market inventory adjustments	4,141	11,937
Loss (gain) on disposal of assets	1,564	(15)
Allowance for parts inventory obsolescence	—	618
Other	—	450
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,134)	757
Other receivables, net	(890)	(726)
Refundable income taxes	3	91
Inventory, net	4,984	(16,638)
Prepaid expenses and other current assets	8,116	14,677
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,560)	(5,401)
Other liabilities	(757)	(1,097)
Net cash provided by operating activities	11,509	403

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(3,559)	(11,775)
Proceeds from sale of property, plant, equipment, and mineral properties	5,553	—
Purchases of investments	—	(1,500)
Proceeds from sale of investments	1	37,375
Net cash provided by investing activities	1,995	24,100

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	57,479	—
Repayments of long-term debt	(69,000)	—
Debt issuance costs	(99)	(2,654)
Employee tax withholding paid for restricted stock upon vesting	(158)	(172)
Net cash used in financing activities	(11,778)	(2,826)

Net Change in Cash and Cash Equivalents	1,726	21,677
Cash and Cash Equivalents, beginning of period	4,464	9,307
Cash and Cash Equivalents, end of period	$6,190	$30,984

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$8,377	$3,221
Income taxes	$10	$(88)
Accrued purchases for property, plant, equipment, and mineral properties	$242	$544
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, which is recorded in other operating income. In addition, we sell by-products including salt, magnesium chloride, and brine. These by-product credits represented approximately 7% of total cost of goods sold for the six months ended June 30, 2017.
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
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3	— LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The following table sets forth the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,935)	$(13,398)	$(19,613)	$(31,825)

Basic weighted average common shares outstanding	126,221	75,839	104,229	75,798
Add: Dilutive effect of restricted stock	—	—	—	—
Add: Dilutive effect of stock options outstanding	—	—	—	—
Add: Dilutive effect of performance units	—	—	—	—
Diluted weighted average common shares outstanding	126,221	75,839	104,229	75,798

Loss per share:
Basic	$(0.05)	$(0.18)	$(0.19)	$(0.42)
Diluted	$(0.05)	$(0.18)	$(0.19)	$(0.42)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive shares of restricted common stock	2,640,229	447,661	2,793,642	407,186

Anti-dilutive shares of stock options outstanding	1,899,392	218,886	1,882,807	227,370

Anti-dilutive shares of performance units	63,025	126,050	63,025	127,651

Note 4— CASH AND CASH EQUIVALENTS
As of June 30, 2017, and December 31, 2016, our cash balances were $6.2 million and $4.5 million, respectively.

Note 5	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Finished goods product inventory	$45,264	$52,571
In-process mineral inventory	19,949	22,126
Total product inventory	65,213	74,697
Current parts inventory, net	13,882	19,658
Total current inventory, net	79,095	94,355
Long-term parts inventory, net	27,173	21,037
Total inventory, net	$106,268	$115,392
Parts inventories are shown net of any required allowances. At June 30, 2017, and December 31, 2016, allowances for parts inventory obsolescence were $2.5 million and $3.1 million, respectively.
During the six months ended June 30, 2017, and 2016, we recorded charges of approximately $4.1 million and $11.9 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the conversion of the East facility to Trio®-only in 2016, we suspended East production for seven days. As a result, approximately $1.1 million and $1.7 million of production costs at our East facility that would have been allocated to additional tons produced were excluded from our inventory values and instead expensed in the three- and six-month periods in 2016 as period production costs.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Buildings and plant	$79,540	$82,457
Machinery and equipment	226,412	227,987
Vehicles	4,743	4,750
Office equipment and improvements	12,690	12,505
Ponds and land improvements	55,047	57,474
Total depreciable assets	$378,432	$385,173
Accumulated depreciation	(128,576)	(116,194)
Total depreciable assets, net	$249,856	$268,979

Mineral properties and development costs	$138,838	$138,578
Accumulated depletion	(24,565)	(21,974)
Total depletable assets, net	$114,273	$116,604

Land	$519	$719
Construction in progress	$2,902	$2,188
Total property, plant, equipment, and mineral properties, net	$367,550	$388,490

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation	$7,080	$8,862	$14,240	$21,344
Depletion	828	537	2,602	1,981
Accretion	389	442	778	884
Total incurred	$8,297	$9,841	$17,620	$24,209

Note 7	— DEBT
Senior Notes—As of June 30, 2017, we had outstanding $66 million of senior notes ("the Notes") consisting of the following series:

•	$26.4 million of Senior Notes, Series A, due April 16, 2020

•	$19.8 million of Senior Notes, Series B, due April 14, 2023

•	$19.8 million of Senior Notes, Series C, due April 16, 2025
We originally issued $150 million of the Notes in 2013. Since the beginning of the fourth quarter of 2016, we have repaid an aggregate principal amount of $84 million of the Notes, including $69 million paid in the first half of 2017.
In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $6 million and $10 million of the Notes, in both cases together with accrued interest and a make-whole payment, on or before December 31, 2017, and December 31, 2018, respectively. After the prepayments, the outstanding balance of the Notes will be $50 million. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be adjusted quarterly based on our financial performance and certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $10 million in the period ended June 30, 2017 to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $8.5 million for the four quarters ended June 30, 2017, satisfying the adjusted EBITDA covenant.

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

•
The Series A Senior Notes bear interest at 7.73%, the Series B Senior Notes bear interest at 8.63%, and the Series C Senior Notes bear interest at 8.78%. The interest rates are adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests.

•
We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. During the six months ended June 30, 2017, we repaid the Notes by $63.5 million with the proceeds of an equity offering and cash generated from operating activities and by $5.5 million in conjunction with the sale of an asset.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2017.
Our outstanding long-term debt, net, as of June 30, 2017, and December 31, 2016, is as follows (in thousands):

	June 30, 2017	December 31, 2016
Senior Notes	$66,000	$135,000
Less current portion of long-term debt	(6,000)	—
Less deferred financing costs	(692)	(1,566)
Long-term debt, net	$59,308	$133,434

Credit Facility—In October 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the agreement to be used to make payments on the Notes.
The amount of the facility remains at $35 million and is available subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the six months ended June 30, 2017, we borrowed and repaid $7.5 million under the facility. As of June 30, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $17.5 million available under the facility as of June 30, 2017. We were in compliance with the applicable covenants under the facility as of June 30, 2017.

Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $4.3 million and $3.1 million for the three months ended June 30, 2017, and 2016, respectively, and $8.7 million and $5.4 million for the six months ended June 30, 2017, and 2016, respectively.
Amounts included in interest expense for the three and six months ended June 30, 2017, and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest on Notes and credit facility commitment fees	$1,963	$2,203	$4,798	$3,738
Make-whole payments	1,760	—	2,554	—
Amortization of deferred financing costs	529	881	1,350	1,666
Gross interest expense	4,252	3,084	8,702	5,404
Less capitalized interest	35	84	65	175
Interest expense, net	$4,217	$3,000	$8,637	$5,229

Note 8    — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand which totaled $6.2 million and $4.5 million at June 30, 2017, and December 31, 2016, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset retirement obligation, at beginning of period	$20,365	$23,393	$19,976	$22,951
Liabilities settled	—	(3)	—	(3)
Accretion of discount	389	442	778	884
Total asset retirement obligation, at end of period	$20,754	$23,832	$20,754	$23,832
The undiscounted amount of asset retirement obligation was $59.3 million as of June 30, 2017.

Note 10 — COMMON STOCK
In March 2017, we completed an underwritten public offering of our common stock and issued 50.1 million shares of common stock for net cash proceeds of $57.5 million. The net proceeds from the offering have been used to partially repay indebtedness and for general corporate purposes.

In May 2017, we commenced an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We did not have any sales of common stock under this program in the second quarter of 2017. We intend to use the net proceeds from any offerings under this program for general corporate purposes, which may include, among other things, the repayment of indebtedness under our senior notes or revolving credit facility, acquisitions, and funding capital expenditures.

Note 11 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. Share-based awards vest over one, three or four years. At June 30, 2017, there were approximately 3.6 million shares available for issuance under the Plan.
During the second quarter, we granted a total of 1.4 million shares of restricted stock and 0.6 million non-qualified stock options to members of our Board of Directors, executive officers, and other key employees. These awards vest over one or three years. As of June 30, 2017, the following awards were outstanding under the Plan:

Outstanding as of June 30, 2017
Restricted Stock	3,912,579

Non-qualified Stock Options	2,326,290

Performance Units	126,050

Total share-based compensation expense was $1.7 million and $1.2 million for the six months ended June 30, 2017, and 2016, respectively. As of June 30, 2017, we had $7.3 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2020.

Note 12 — OTHER OPERATING (INCOME) EXPENSE
Other operating (income) expense consisted of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Water sales	(1,097)	—	(1,421)	—
Accrual for land issues	600	—	600	—
Loss (gain) on sale of assets	5	—	1,564	(15)
Other expense (income)	35	—	127	(89)
Insurance reimbursement	—	(1,211)	—	(1,211)
Compensating tax adjustment	—	(1,086)	—	(1,086)
Reserve for Inventory Obsolescence	—	496	—	496
	(457)	(1,801)	870	(1,905)

Note 13     — INCOME TAXES
Our effective tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During both the six-month periods ended June 30, 2017, and 2016, our effective tax rate was 0% which differed from the statutory rate primarily as a result of the impact of recording a valuation allowance to offset the amount of additional deferred tax asset generated during the periods.
As of June 30, 2017, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we increased the valuation allowance related to our deferred tax assets by $6.2 million for the six months ended June 30, 2017. We recognized a full valuation allowance against our net deferred tax assets as of June 30, 2017, and December 31, 2016.

A summary of our valuation allowance activity is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Valuation allowance, beginning of period	$326,097	$300,601
Additions	6,183	13,847
Valuation allowance, end of period	$332,280	$314,448

Note 14	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2017, and December 31, 2016, we had $18.4 million and $21.4 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of June 30, 2017, and December 31, 2016, $0.5 million and $3.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $17.9 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. In June 2017, we amended our existing corporate office lease agreement to extend the term to March 31, 2019, and to reduce the base rent.
Rental and lease expenses for the three months ended June 30, 2017, and 2016, were $1.5 million. Rental and lease expenses for the six months ended June 30, 2017, and 2016, were $3.0 million and $3.1 million, respectively.

Note 15    — FAIR VALUE MEASUREMENTS
We measure our financial assets and liabilities in accordance with Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures.
For cash and cash equivalents, certificates of deposit and time deposit investments, accounts receivable, refundable income taxes, and accounts payable, the carrying amount approximates fair value because of the short-term maturity of these instruments.
The estimated fair value of the long‑term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties. The carrying value and estimated fair value of our long-term debt as of June 30, 2017, and December 31, 2016, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$66,000	$65,800	$135,000	$131,000

Note 16    — RESTRUCTURING CHARGE
During 2016, in response to declining potash prices, we undertook a number of cost saving actions to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments, and reductions in compensation. For the six months ended June 30, 2016, we recognized restructuring expense of $2.3 million related to these events. We recorded $0.3 million of restructuring expenses for the six months ended June 30, 2017, relating to our continued efforts to match production to expected sales.

Note 17    — BUSINESS SEGMENTS
We have two business segments: potash and Trio®. Our reportable segments are determined by management based on a number of factors including the types of potassium-based fertilizer produced, production processes, markets served and the financial information available to our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
Information for each segment is provided in the following tables (in thousands):

Three Months Ended June 30, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$27,814	$16,096	$—	$43,910
Less: Freight costs	3,578	4,407	—	7,985
Warehousing and handling costs	1,366	831	—	2,197
Cost of goods sold	18,822	10,892	—	29,714
Lower-of-cost-or-market inventory adjustments	33	284	—	317
Gross Margin (Deficit)	$4,015	$(318)	$—	$3,697
Depreciation, depletion and amortization incurred[1]	$6,555	$1,705	$37	$8,297

Six Months Ended June 30, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$55,034	$37,208	$—	$92,242
Less: Freight costs	6,537	10,169	—	16,706
Warehousing and handling costs	2,878	2,090	—	4,968
Cost of goods sold	39,242	26,344	—	65,586
Lower-of-cost-or-market inventory adjustments	33	4,108	—	4,141
Gross Margin (Deficit)	$6,344	$(5,503)	$—	$841
Depreciation, depletion and amortization incurred[1]	$14,118	$3,404	$98	$17,620

Three Months Ended June 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$39,196	$12,644	$—	$51,840
Less: Freight costs	6,882	2,049	—	8,931
Warehousing and handling costs	2,132	406	—	2,538
Cost of goods sold	32,502	9,348	—	41,850
Lower-of-cost-or-market inventory adjustments	2,930	—	—	2,930
Costs associated with abnormal production	—	1,057	—	1,057
Gross (Deficit) Margin	$(5,250)	$(216)	$—	$(5,466)
Depreciation, depletion and amortization incurred[1]	$8,647	$879	$315	$9,841

Six Months Ended June 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$92,891	$32,226	$—	$125,117
Less: Freight costs	13,433	5,830	—	19,263
Warehousing and handling costs	4,286	916	—	5,202
Cost of goods sold	79,790	21,837	—	101,627
Lower-of-cost-or-market inventory adjustments	11,937	—	—	11,937
Costs associated with abnormal production and other	650	1,057	—	1,707
Gross (Deficit) Margin	$(17,205)	$2,586	$—	$(14,619)
Depreciation, depletion and amortization incurred[1]	$20,880	$2,554	$775	$24,209
1 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.

During the three months ended June 30, 2017 we recorded restructuring charges of $0.3 million attributable to our Trio® segment. For the comparable period in 2016, we recorded restructuring charges of $1.9 million, all of which was attributable to our potash segment.
During the six months ended June 30, 2017, we recorded restructuring charges of $0.3 million attributable to our Trio® segment. For the comparable period in 2016, we recorded restructuring charges of $2.3 million, of which $2.1 million was attributable to our potash segment and $0.2 million was attributable to corporate.

Note 18    — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. This standard clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and was effective for us beginning January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which became effective for us beginning January 1, 2017. This standard changes several aspects of how we account for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding payments, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In accordance with adoption of this standard share-based payment award forfeiture expense will no longer be estimated and will be recorded as forfeitures occur and we have recorded a $120,000 adjustment to beginning retained earnings for the impact of this cumulative change.

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to successfully identify and implement any opportunities to expand sales of water, by-products and other non-potassium related products;

•	our ability to expand Trio® sales internationally and manage risks associated with international sales, including pricing pressure;

•	our ability to comply with the terms of our senior notes and revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	changes in the price, demand, or supply of potash or Trio®;

•	the costs of, and our ability to successfully construct, commission, and execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	further write-downs of the carrying value of our assets, including inventories;

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our subsequent Quarterly Reports on Form 10-Q.

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

Our Company
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, which is recorded in other operating income. In addition, we sell by-products including salt, magnesium chloride, and brine. These by-product credits represented approximately 7% of total cost of goods sold for the six months ended June 30, 2017.
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
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities include additional solution mining activities, additional recoveries of langbeinite, development of by-product and water markets, and acceleration of production from our reserves.
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
• Trio® pricing and demand. Our second quarter Trio® sales volume increased by 79% over the second quarter of 2016 due to stronger domestic demand and increased international sales. Our average net realized sales price per ton for Trio®, however, declined to $198 for the second quarter of 2017 compared to $320 in the same period last year. Domestic pricing pressure from competitors, which began in the second half of 2016, and increased international sales, which have a lower average net realized sales price per ton, contributed to the lower price in 2017.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally see increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue our efforts to expand our marketing reach for Trio®. Given the current pricing environment, we intend to operate our facilities at production levels that approximate expected demand.
• Potash pricing and demand. Our average net realized sales price for potash increased in the second quarter of 2017 to $235 per ton compared to $193 per ton for the second quarter of 2016. Our potash sales decreased to 103,000 tons in the second quarter of 2017 from 168,000 tons in the second quarter of 2016, a result of having fewer tons to sell after the transition of our East facility to Trio®-only in April 2016 and the idling of our West facility in July 2016. With lower production, we can be more selective in our sales to maximize our sales prices. During the second quarter of 2017 as compared to the same period in 2016, we increased our sales into the industrial and feed markets, which generally have higher average net realized sales prices than the agricultural market.
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
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. We also experience seasonality in potash demand, similar to domestic Trio® as described above. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. Our sales volumes into the industrial market are correlated to drilling activity in the oil and gas market.
• Water and by-product sales. We continue to diversify our sources of income by expanding sales of water and by-products, particularly to service the oil and gas markets near our operating plants. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. We are working to put into place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. We expect to generate $20 million to $30 million from water sales in 2018 and expect to continue to incur minimal expenditures associated with this revenue stream. We also produce salt, magnesium chloride and brines as a result of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities. The sales of these by-products are accounted for as by-product credits to our cost of sales. Our by-products represented approximately 7% of total cost of goods sold for the six months ended June 30, 2017.
• Debt repayments. During the first half of 2017, we repaid a total of $69 million of principal on our senior notes, decreasing the outstanding principal balance to $66 million at June 30, 2017, from $135 million at December 31, 2016. Of the $69 million, $63.5 million came from the net proceeds from an underwritten public offering in the first quarter of 2017 and cash generated from operations, and $5.5 million came from the sale of an asset.
• Weather impact. Our solar facilities experienced average to above-average evaporation rates during the 2016 evaporation season. As a result, our potash production from our solar solution facilities for the first half of 2017 increased compared to 2016. Average to above-average evaporation rates are continuing during the 2017 evaporation season to-date.

Results of Operations

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$43,910	$51,840	$92,242	$125,117
Less:
Freight costs	7,985	8,931	16,706	19,263
Warehousing and handling costs	2,197	2,538	4,968	5,202
Cost of goods sold	29,714	41,850	65,586	101,627
Lower-of-cost-or-market inventory adjustments	317	2,930	4,141	11,937
Costs associated with abnormal production	—	1,057	—	1,707
Gross Margin (Deficit)	3,697	(5,466)	841	(14,619)

Net Loss	$(5,935)	$(13,398)	$(19,613)	$(31,825)

Production volume:
Potash	63	116	181	331
Langbeinite	70	71	141	115
Sales volume:
Potash	103	168	204	386
Trio®	59	33	135	83

Average Net Realized Sales Price per Ton[1]
Potash	$235	$193	$238	$206
Trio®	$198	$320	$200	$318
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. A reconciliation to GAAP and more information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three- and Six-Month Periods Ended June 30, 2017, and 2016
Total sales in the second quarter and for the six months ended June 30, 2017 decreased as compared to the same periods in 2016 due to lower sales volumes of potash, partially offset by a higher average net realized sales price for potash. In addition, total sales were impacted by a lower average net realized sales price for Trio®, due to continued price decreases and an increase in international sales, which generally carry a lower net realized sales price. The Trio® sales decrease was partially offset by increased Trio® sales volumes.
Our total cost of goods sold decreased in the second quarter and for the six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to selling fewer potash tons after the transition of our East facility to Trio®-only production and the idling of our West facility in 2016. As a result of these changes, all of our potash production now comes from solution-mining facilities, which further positively impacted our total cost of goods sold. We generated gross margin for the second quarter and for the six months ended June 30, 2017, which was driven by the decrease in our cost of goods sold and higher average net realized sales price for potash, partially offset by the impacts of price declines for Trio®. For the three and six months ended June 30, 2016 we incurred a gross deficit and net loss, due to higher cost of goods sold due in part to conventional mining, lower-of-cost-or-market adjustments and abnormal production costs associated with our transition of our East facility to Trio®-only production. Based on our expectations for potash and Trio® pricing for the remainder of the year, we anticipate that we will incur a net loss for the full year ending December 31, 2017.
Selling and Administrative Expense
Selling and administrative expenses increased $0.3 million, or 7%, to $4.8 million for the three months ended June 30, 2017, from $4.5 million for the three months ended June 30, 2016. The increase was due to additional costs for new Trio® marketing and international sales campaign, partial restoration of previously curtailed employee benefits and fees incurred in conjunction with debt agreement amendments executed during the second quarter of 2017, all of which was partially offset by decreased administrative headcount and the elimination of aircraft-related costs in 2017 as compared to 2016.
Selling and administrative expenses decreased $1.9 million, or 17%, to $9.2 million for the six months ended June 30, 2017, from $11.1 million for the six months ended June 30, 2016. The decrease was primarily due to decreased administrative headcount, and the elimination of aircraft-related costs in 2017 as compared to 2016, partially offset by additional costs mentioned above.
Restructuring Expense
During 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments and salary decreases for most employees. For the three months and six months ended June 30, 2016, we recorded restructuring expense of $1.9 million and $2.3 million, respectively, related to these initiatives. During the three months ended June 30, 2017, we recorded an additional $0.3 million in conjunction with a schedule change at our East facility relating to our continued efforts to match production to expected sales.
Care and Maintenance Expenses
In the second quarter of 2017, and for the first six months of 2017, we incurred care and maintenance expenses of $0.4 million, and $1.1 million, respectively, related to the West facility, which was idled in July 2016. These costs included labor and related benefits, maintenance supplies, utilities, property taxes, and insurance.
Other Operating Expense (Income)
In the second quarter of 2017, we recorded net other operating income of $0.5 million, which includes $1.1 million for water sales. Separately, we recorded $0.6 million of operating expense for a one-time accrual to resolve land impact issues on or adjacent to our property in New Mexico. During the six months ended June 30, 2017, we recorded net other operating expense $0.9 million which was comprised of $1.6 million related to the loss on the sale of an asset, $0.6 million for the one-time accrual to resolve land impact issues discussed above, and income of $1.4 million for water sales.
For the three and six months ended June 30, 2016, we recorded other operating income of $1.8 million and $1.9 million, respectively, primarily due to insurance proceeds received for a December 2015 snowstorm event and an adjustment for compensating taxes.

Interest Expense
Interest expense increased $1.2 million to $4.2 million for the three months ended June 30, 2017, from $3.0 million for the three months ended June 30, 2016. For the six-month period ending June 30, 2017, interest expense increased by $3.4 million from $5.2 million to $8.6 million. The increases for both periods are a result of make-whole payments made in conjunction with principal payments of $23 million made in the quarter and $69 million made in the first six months of 2017. The increased interest expense was offset partially by lower interest due to the lower principal balance of $89 million at the beginning of the second quarter of 2017 and $135 million at the beginning of 2017, compared to a balance of $150 million at the beginning of the second quarter of 2016, and the beginning of 2016.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three months ended June 30, 2017, and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest on Notes and credit facility commitment fees	$1,963	$2,203	$4,798	$3,738
Make-whole payments	1,760	—	2,554	—
Amortization of deferred financing costs	529	881	1,350	1,666
Gross interest expense	4,252	3,084	8,702	5,404
Less capitalized interest	35	84	65	175
Interest expense, net	$4,217	$3,000	$8,637	$5,229

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2017	2016	2017	2016
Sales	$27,814	$39,196	$55,034	$92,891
Less: Freight costs	3,578	6,882	6,537	13,433
Warehousing and handling costs	1,366	2,132	2,878	4,286
Cost of goods sold	18,822	32,502	39,242	79,790
Lower-of-cost-or-market inventory adjustments	33	2,930	33	11,937
Costs associated with abnormal production	—	—	—	650
Gross Margin (Deficit)	$4,015	$(5,250)	$6,344	$(17,205)
Depreciation, depletion and amortization incurred[2]	$6,555	$8,647	$14,118	$20,880
Sales Volumes	103	168	204	386
Production Volumes	63	116	181	331

Average Net Realized Sales Price per Ton[1]	$235	$193	$238	$206
1 Average net realized per ton sales price is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. A reconciliation of this non-GAAP measure and more information is below under the heading "Non-GAAP Financial Measure."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.

Three Months Ended June 30, 2017, and 2016
Our potash sales volume in the second quarter of 2017 was 39% less than the same period of 2016 as a result of curtailment of potash production from our conventional East and West mines in 2016. Sales into the industrial market increased year over year due to increased oil and gas drilling activity.
Our decreased sales volume was partially offset by an 22% increase in our average net realized sales price. This increase in price was the result of more selective selling to higher-margin sales locations and customers as well as increases in the prevailing market price for potash.
Our freight costs decreased primarily due to lower sales volumes. In addition, we continue to sell our product more strategically into various geographic destinations, which positively impacted freight costs. Freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our potash cost of goods sold decreased due to an overall decrease in our production costs primarily resulting from ceasing to produce potash from our conventional mines. Depreciation and depletion expense for potash decreased in the second quarter of 2017, because the West mine was temporarily idled in early July 2016.
As a result of now producing potash only from our solution mine facilities and the increased average net realized sales price per ton, we incurred minimal lower-of-cost-or market charges during the three months ended June 30, 2017. During the three months ended June 30, 2016, we recorded a lower-of-cost-or-market charge of $2.9 million as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory.
Six Months Ended June 30, 2017, and 2016
We sold 47% less potash in the first six months of 2017 as compared to the first half of 2016 due to the conversion of our East facility to Trio®-only in April 2016 and the idling of our West facility in July 2016. Our decreased sales volume was partially offset by a 16% increase in our average net realized sales price. Sales into the industrial market continues to increase as a percent of our total sales in conjunction with our lower production of potash.
Freight costs related to potash sales decreased in the six months ended June 30, 2017 compared to the same period in 2017 primarily due to lower sales volumes. In addition, we were able to sell our product more strategically into various geographic destinations, which positively impacted freight costs.
Our potash cost of goods sold decreased for the six months ended June 30, 2017 due to decreased sales and an overall decrease in our production costs related to the curtailment of potash production from our conventional mines. Depreciation and depletion expense for potash decreased in 2017, because depreciation was accelerated on the potash assets in the first quarter of 2016 in anticipation of the transition of our East facility to Trio®-only production.
As a result of now producing potash only from our solution mine facilities and the increased average net realized sales price per ton, we incurred minimal lower-of-cost-or market charges during the six months ended June 30, 2017. During the six months ended June 30, 2016, we recorded lower-of-cost-or-market charges of $11.9 million as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory.
Our evaluation of production levels in the first half of 2017 indicated no abnormal production adjustments were necessary. However, during the first half of 2016, we temporarily suspended potash production at our East facility for a total of seven days as we performed a langbeinite-only testing run. As a result of the temporary suspension of production, we determined that approximately $0.7 million of costs which would have been allocated to additional tons produced were excluded from our inventory values and instead expensed in the first quarter of 2016 as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost estimate.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2017, and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Agricultural	80%	91%	79%	91%
Industrial	9%	4%	10%	4%
Feed	11%	5%	11%	5%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2017	2016	2017	2016
Sales	$16,096	$12,644	$37,208	$32,226
Less: Freight costs	4,407	2,049	10,169	5,830
Warehousing and handling costs	831	406	2,090	916
Cost of goods sold	10,892	9,348	26,344	21,837
Lower-of-cost-or-market inventory adjustments	284	—	4,108	—
Costs associated with abnormal production	—	1,057	—	1,057
Gross (Deficit) Margin	$(318)	$(216)	$(5,503)	$2,586
Depreciation, depletion and amortization incurred[2]	$1,705	$879	$3,404	$2,554
Sales Volumes	59	33	135	83
Production Volumes	70	71	141	115

Average Net Realized Sales Price per Ton[1]	$198	$320	$200	$318
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
Three Months Ended June 30, 2017, and 2016
Total sales from Trio® increased by 27% in the three months ended June 30, 2017, as compared to the same period in 2016 primarily due to a 79% increase in sales volume partially offset by a 38% decrease in the average net realized sales price for Trio®. Both the increase in sales volume and the decrease in average net realized sales price resulted from increased international Trio® sales, which have lower average net realized sales prices. Additionally, pricing was impacted due to price decreases announced last year. As noted in the table that follows, our international sales increased from 12% of total potash sales for the three months ended June 30, 2016, to 29% for the three months ended June 30, 2017. We expect Trio® prices to remain under pressure for the remainder of 2017. In general, domestic Trio® purchasers operate under a just-in-time purchasing model which results in seasonality in Trio® demand, with more domestic purchases coming in the first and second quarters. In turn, we expect increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
Our freight costs increased due to increased sales volume and the cost of international shipping.
Cost of goods sold for Trio® increased in conjunction with increased sales volumes. However, our per ton production costs have decreased as a result of our transition of the East facility to a Trio®-only facility in 2016.
Production volumes for the three months ended June 30, 2017 remained flat compared to the same period last year. We generally intend to operate our facilities at production levels that approximate expected demand.
In the three months ended June 30, 2017, we recorded a lower-of-cost-or-market charge of approximately $0.3 million related to Trio® inventory, primarily because our average net realized sales price for international sales was lower than for domestic sales and product carrying costs slightly exceeded our average net realized sales price.
In the three months ended June 30, 2016, we recorded $1.1 million of abnormal production costs for the period we transitioned our East facility to Trio®-only production in April 2016.

Six Months Ended June 30, 2017, and 2016
Total sales from Trio® for the first half of 2017 increased by 15%, as compared to the same period in 2016 primarily due to selling 63% more tons in the first half of 2017 compared to the first six months of 2016. The increase in volume was partially offset by a 37% decrease in the average net realized sales price for Trio®. Both the increase in sales volume and the decrease in average net realized sales price resulted from increased international Trio® sales, which have lower average net realized sales prices. As noted in the table below, our international sales increased from 6% for the six months ended June 30, 2016, to 32% for the six months ended June 30, 2017. Additionally, pricing was impacted due to price decreases that were announced last year and have continued into 2017. We expect Trio® prices to remain pressured for the remainder of 2017.
Our freight costs for the first half of 2017 increased as compared to the same period in 2016, due to increased sales volume and the cost of international shipping.
Cost of goods sold for Trio® increased from $21.8 million in the first half of 2016 to $26.3 million in the first half of 2017 attributable to the sales volume increase noted above. As a percent of sales, our production costs have decreased as a result of our transition of the East facility to a Trio®-only facility in 2016.
Additionally, as a result of this transition, our Trio® production increased 23% in the first six months of 2017, from 115,000 tons in the first six months of 2016 to 141,000 tons in the first six months of 2017.We generally intend to operate our facilities at production levels that approximate expected demand.
In the six months ended June 30, 2017, we recorded lower-of-cost-or-market charges of $4.1 million related to Trio® inventory, primarily because our average net realized sales price for international sales was lower than for domestic sales and product carrying costs slightly exceeded our average net realized sales price.
In the six months ended June 30, 2016, we recorded $1.1 million of abnormal production costs for the period we transitioned our East facility to Trio®-only production in April 2016.
Additional Information Relating to Trio®
Our export sales of Trio® tend to have more variability compared to the timing of domestic sales. As a result, the percentage of tons sold into the export market as compared to the domestic market can fluctuate significantly from period to period.

	United States	Export
For the three months ended June 30, 2017	71%	29%
For the six months ended June 30, 2017	68%	32%

For the three months ended June 30, 2016	88%	12%
For the six months ended June 30, 2016	94%	6%

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

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our cost of goods sold per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Historically, we have experienced variability in our potash cost of goods sold due to fluctuations in the relative mix of product that we produce through conventional and solar solution mining. Our cost of goods sold for our solar solution facilities is less than our cost of goods sold incurred previously for our conventional facilities. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs are also impacted when our production levels change, due to factors such as changes in the grade of ore mined, levels of Trio® mine development, plant operating performance, downtime, and periodic maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local Carlsbad, New Mexico, region where we compete for labor with the oil and gas, mining, and nuclear waste storage industries. Additionally, the East mine has a complex mineralogy. Historically, and through the first quarter of 2016, we produced both potash and Trio® at our East facility using a mixed-ore body and processing the ore through a singular product flow at the surface facility. The specific grade, volume, and characterization of the ore that was mined at any particular time was subject to fluctuations due to the nature of the mineral deposits and influenced the tons of potash and langbeinite ultimately produced from the facility, which affected our production costs per ton for both products and affected our quarter-to-quarter results. With the conversion of our East facility to a Trio®-only facility in April 2016, we have simplified the operation at East which has lowered the overall cost structure for our East operations.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For both the three and six months ended June 30, 2017, our average royalty rate was 4.5%. For the three and six months ended June 30, 2016, our average royalty rate was 2.8% and 4.1%, respectively.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three and six months ended June 30, 2017, was 0%. Our effective tax rate for both the three and six months ended June 30, 2016, was 0%. Our effective tax rate was impacted primarily by a valuation allowance placed on the additional deferred tax assets related to our net operating losses recorded during the respective periods.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2017, and for the three and six months ended June 30, 2016, we recognized an immaterial amount of current income tax expense.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on the balance sheet. However, any resulting impact to the deferred tax benefit or deferred tax expense would be offset by a corresponding adjustment to the valuation allowance and would have no income statement effect.

Capital Investments
During the first six months of 2017, cash paid for property, plant and equipment was $3.6 million. We expect total capital investment for 2017 to be approximately $13 million to $17 million. The majority of our capital investment in 2017 is expected to be sustaining capital. We anticipate our remaining 2017 operating plans and capital programs will be funded out of operating cash flows, existing cash, or our credit facility.

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

Liquidity and Capital Resources
As of June 30, 2017, we had cash of $6.2 million, compared with cash of $4.5 million at December 31, 2016.
In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. The net proceeds from the issuance have been used to partially repay indebtedness.
Our operations have primarily been funded from cash on hand and cash generated by operations. We continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. We believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the six months ended June 30, 2017, and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$11,509	$403
Cash flows provided by investing activities	$1,995	$24,100
Cash flows used in financing activities	$11,778	$2,826
Operating Activities
Total cash provided by operating activities through June 30, 2017, was $11.5 million, an increase of $11.1 million compared with the first six months of 2016. The increase was driven by improved production costs as a result of curtailing conventional mining in 2016 and decreased selling and administrative expense in the first six months of 2017 as compared to the same period in 2016.
Investing Activities
Total cash provided by investing activities decreased by $22.1 million in the first six months of 2017 compared with the same six-month period in 2016 as a result of liquidation of investments in 2016 offset by lower capital investment activity in the first half of 2017.
Financing Activities
Total cash used in financing activities increased by $9.0 million due to principal payments on our Notes of $69 million during the first six months of 2017, partially offset by the aforementioned equity offering.
Senior Notes
As of June 30, 2017, we had outstanding $66 million of senior notes (the "Notes") consisting of the following series:

•	$26.4 million of Senior Notes, Series A, due April 16, 2020

•	$19.8 million of Senior Notes, Series B, due April 14, 2023

•	$19.8 million of Senior Notes, Series C, due April 16, 2025

We originally issued $150 million of the Notes in 2013. Since the fourth quarter of 2016, we have repaid $84 million of the Notes, including $69 million paid in the first half of 2017.
In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $6 million and $10 million of the Notes, in both cases together with accrued interest and a make-whole payment, on or before December 31, 2017, and December 31, 2018, respectively. After the prepayments, the outstanding balance of the Notes will be $50 million. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be adjusted quarterly based on our financial performance and certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $10 million in the period ended June 30, 2017 to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $8.5 million for the four quarters ended June 30, 2017.

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

•
The Series A Senior Notes bear interest at 7.73%, the Series B Senior Notes bear interest at 8.63%, and the Series C Senior Notes bear interest at 8.78%. The interest rates are adjusted quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests. However, we have an incentivized rate structure which will adjust downward to a range of 3.73% to 4.78% when we achieve a leverage ratio of less than 3.5 to1.0 and an adjusted fixed charge coverage ratio of 1.3 to 1.0. We believe as our financial condition continues to improve, we will achieve these rates by the end of 2017.

•
We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. During the six months ended June 30, 2017, we repaid the Notes by $63.5 million with cash generated from operating activities and the proceeds of an equity offering and $5.5 million in conjunction with the sale of an asset.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2017.

Our outstanding long-term debt, net, as of June 30, 2017, and December 31, 2016, is as follows (in thousands):

	June 30, 2017	December 31, 2016
Senior Notes	$66,000	$135,000
Less current portion of long-term debt	(6,000)	—
Less deferred financing costs	(692)	(1,566)
Long-term debt, net	$59,308	$133,434

Credit Facility
In October 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the credit agreement to be used to make payments on the Notes.
The amount of the facility remains at $35 million and is available subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility falls below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the six months ended June 30, 2017, we borrowed and repaid $7.5 million under the facility. As of June 30, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $17.5 million available under the facility as of June 30, 2017. We were in compliance with the applicable covenants under the facility as of June 30, 2017.
At-the-Market Offering Program
In May 2017, we commenced an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We did not have any sales of common stock under this program in the second quarter of 2017. We intend to use the net proceeds from any offerings under this program for general corporate purposes, which may include, among other things, the repayment of indebtedness under our senior notes or revolving credit facility, acquisitions, and funding capital expenditures.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.
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
Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This guidance is effective for us beginning January 1, 2018, with retrospective application required, subject to certain practical expedients. We are analyzing our sales contracts, particularly those where the final pricing of our product is determined subsequent to shipment, in order to evaluate the impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018, with a modified retrospective transition method mandated. As our mineral leases are exempt from the new standard and our current operating leases are generally less than twelve months in term, we do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)" which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice. ASU No. 2016-15 specifically addresses eight classification issues within the statement of cash flows including debt prepayments or debt extinguishment costs; proceeds from the settlement of insurance claims; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, from time to time we use average net realized sales price per ton, a non-GAAP financial measure to monitor, and evaluate our performance. This non-GAAP financial measure should not be considered in isolation, as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
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

	Three Months Ended June 30,
	2017			2016
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$27,814	$16,096	$43,910	$39,196	$12,644	$51,840
Freight costs	3,578	4,407	7,985	6,882	2,049	8,931
Subtotal	$24,236	$11,689	$35,925	$32,314	$10,595	$42,909

Divided by:
Tons sold	103	59		168	33
Average net realized sales price per ton	$235	$198		$193	$320

	Six Months Ended June 30,
	2017			2016
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$55,034	$37,208	$92,242	$92,891	$32,226	$125,117
Freight costs	6,537	10,169	16,706	13,433	5,830	19,263
Subtotal	$48,497	$27,039	$75,536	$79,458	$26,396	$105,854

Divided by:
Tons sold	204	135		386	83
Average net realized sales price per ton	$238	$200		$206	$318

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these risks and uncertainties, except as disclosed in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2017, through April 30, 2017	—	—	—	N/A
May 1, 2017, through May 31, 2017	21,249	$2.30	—	N/A
June 1, 2017, through June 30, 2017	—	—	—	N/A
Total	21,249	$2.30	—	N/A
(1)1Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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
Our East, West and North facilities in New Mexico are subject to regulation by the Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. Our Utah facilities and our HB solar solution mine are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 2, 2017	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: August 2, 2017	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
First Amendment to Credit Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K filed on June 30, 2017).

10.2
Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc. and each of the noteholders named therein (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K filed on June 30, 2017).

10.3	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Intrepid Potash, Inc.’s Current Report on Form 8-K filed May 31, 2017). +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.