Form 10-Q
period 2017-09-30
Intrepid Potash, Inc.
filed 2017-10-30
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2017, the registrant had outstanding 130,771,109 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,694	$4,464
Accounts receivable:
Trade, net	17,866	10,343
Other receivables, net	853	492
Refundable income taxes	—	1,379
Inventory, net	83,802	94,355
Prepaid expenses and other current assets	7,323	12,710
Total current assets	111,538	123,743

Property, plant, equipment, and mineral properties, net	363,287	388,490
Long-term parts inventory, net	28,890	21,037
Other assets, net	4,110	7,631
Total Assets	$507,825	$540,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$8,352	$10,210
Related parties	31	31
Accrued liabilities	12,070	8,690
Accrued employee compensation and benefits	3,140	4,225
Other current liabilities	83	964
Total current liabilities	23,676	24,120

Long-term debt, net	59,404	133,434
Asset retirement obligation	21,144	19,976
Other non-current liabilities	100	—
Total Liabilities	104,324	177,530
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
and 127,075,201 and 75,839,998 shares outstanding
at September 30, 2017, and December 31, 2016, respectively	127	76
Additional paid-in capital	645,372	583,653
Retained deficit	(241,998)	(220,358)
Total Stockholders' Equity	403,501	363,371
Total Liabilities and Stockholders' Equity	$507,825	$540,901

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$32,060	$43,643	$124,302	$168,760
Less:
Freight costs	6,160	8,187	22,867	27,450
Warehousing and handling costs	2,046	2,616	7,013	7,818
Cost of goods sold	19,395	35,272	84,981	136,899
Lower-of-cost-or-market inventory adjustments	667	5,192	4,808	17,129
Costs associated with abnormal production	—	—	—	1,707
Gross Margin (Deficit)	3,792	(7,624)	4,633	(22,243)

Selling and administrative	4,782	4,731	13,951	15,837
Accretion of asset retirement obligation	390	442	1,168	1,326
Restructuring expense	—	—	266	2,314
Care and maintenance expense	293	1,719	1,404	1,719
Other operating (income) expense	(1,501)	94	(631)	(1,811)
Operating Loss	(172)	(14,610)	(11,525)	(41,628)

Other Income (Expense)
Interest expense, net	(1,994)	(3,905)	(10,631)	(9,134)
Interest income	—	57	5	281
Other income	128	218	514	419
Loss Before Income Taxes	(2,038)	(18,240)	(21,637)	(50,062)

Income Tax Benefit (Expense)	130	(1)	117	(4)
Net Loss	$(1,908)	$(18,241)	$(21,520)	$(50,066)

Weighted Average Shares Outstanding:
Basic and diluted	126,601,580	75,871,774	111,768,336	75,882,544
Loss Per Share:
Basic and diluted	$(0.02)	$(0.24)	$(0.19)	$(0.66)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(1,908)	$(18,241)	$(21,520)	$(50,066)
Other Comprehensive Income:
Net change in unrealized gain on investments available for sale, net of tax	—	3	—	52
Other Comprehensive Income	—	3	—	52
Comprehensive Loss	$(1,908)	$(18,238)	$(21,520)	$(50,014)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	75,839,998	$76	$583,653	$(220,358)	$363,371
Adjustment to opening balance			120	(120)	—
Issuance of common stock	50,612,027	51	59,079		59,130
Net loss	—	—	—	(21,520)	(21,520)
Stock-based compensation	—	—	2,678	—	2,678
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	623,176	—	(158)	—	(158)
Balance, September 30, 2017	127,075,201	$127	$645,372	$(241,998)	$403,501
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(21,520)	$(50,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	25,890	32,965
Amortization of deferred financing costs	1,596	2,228
Stock-based compensation	2,678	2,552
Lower-of-cost-or-market inventory adjustments	4,808	17,129
Loss on disposal of assets	1,749	94
Allowance for doubtful accounts	420	—
Allowance for parts inventory obsolescence	(20)	514
Other	—	376
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,944)	(7,386)
Other receivables, net	(360)	(1,195)
Refundable income taxes	1,379	92
Inventory, net	(2,086)	(16,200)
Prepaid expenses and other current assets	8,392	11,974
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(143)	(5,157)
Other liabilities	(781)	(1,474)
Net cash provided by (used in) operating activities	14,058	(13,554)

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(6,226)	(14,256)
Proceeds from sale of property, plant, equipment, and mineral properties	5,553	—
Purchases of investments	—	(10,325)
Proceeds from sale of investments	1	55,822
Net cash (used in) provided by investing activities	(672)	31,241

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	59,130	—
Repayments of long-term debt	(75,000)	—
Proceeds from short-term borrowings on credit facility	9,000	—
Repayments of short-term borrowings on credit facility	(9,000)	—
Debt issuance costs	(128)	(3,843)
Employee tax withholding paid for restricted stock upon vesting	(158)	(172)
Net cash used in financing activities	(16,156)	(4,015)

Net Change in Cash and Cash Equivalents	(2,770)	13,672
Cash and Cash Equivalents, beginning of period	4,464	9,307
Cash and Cash Equivalents, end of period	$1,694	$22,979

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$9,088	$3,247
Income taxes	$(1,496)	$(88)
Accrued purchases for property, plant, equipment, and mineral properties	$1,373	$801
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, which is recorded in other operating income. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 8% of total cost of goods sold for the nine months ended September 30, 2017.
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
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted loss per share, basic weighted-average common shares outstanding are adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. Because we have net losses for all periods in the three and nine months ended September 30, 2017, and 2016, all potentially dilutive shares are excluded from the diluted weighted-average common shares outstanding for each of those periods. The following table shows the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,908)	$(18,241)	$(21,520)	$(50,066)

Basic and diluted weighted average common shares outstanding	126,602	75,872	111,768	75,883

Basic and diluted loss per share	$(0.02)	$(0.24)	$(0.19)	$(0.66)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive shares of restricted common stock	3,696,891	758,060	3,269,520	524,998

Anti-dilutive shares of stock options outstanding	2,326,290	218,857	2,032,259	224,512

Anti-dilutive shares of performance units	63,025	126,050	63,025	127,113

Note 4 — INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value, as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Finished goods product inventory	$47,088	$52,571
In-process mineral inventory	24,700	22,126
Total product inventory	71,788	74,697
Current parts inventory, net	12,014	19,658
Total current inventory, net	83,802	94,355
Long-term parts inventory, net	28,890	21,037
Total inventory, net	$112,692	$115,392
Parts inventories are shown net of any required allowances. At September 30, 2017, and December 31, 2016, allowances for parts inventory obsolescence were $3.1 million.

During the nine months ended September 30, 2017, and 2016, we recorded charges of approximately $4.8 million and $17.1 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value of our finished goods product inventory.
During the conversion of the East facility to Trio®-only in 2016, we suspended East production for seven days. As a result, approximately $1.7 million of production costs at our East facility that would have been allocated to additional tons produced were excluded from our inventory values and instead expensed as period production costs during the nine-month period ended September 30, 2016.

Note 5 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Buildings and plant	$79,658	$82,457
Machinery and equipment	227,654	227,987
Vehicles	4,752	4,750
Office equipment and improvements	12,690	12,505
Ponds and land improvements	55,096	57,474
Total depreciable assets	$379,850	$385,173
Accumulated depreciation	(135,491)	(116,194)
Total depreciable assets, net	$244,359	$268,979

Mineral properties and development costs	$138,882	$138,578
Accumulated depletion	(25,410)	(21,974)
Total depletable assets, net	$113,472	$116,604

Land	$519	$719
Construction in progress	$4,937	$2,188
Total property, plant, equipment, and mineral properties, net	$363,287	$388,490

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation	$7,030	$7,587	$21,270	$28,931
Depletion	850	727	3,452	2,708
Accretion	390	442	1,168	1,326
Total incurred	$8,270	$8,756	$25,890	$32,965

Note 6 — DEBT
Senior Notes—As of September 30, 2017, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025

We originally issued $150 million of the Notes in 2013. Since the beginning of the fourth quarter of 2016, we have repaid an aggregate principal amount of $90 million of the Notes, including $6 million paid in the three months ended September 30, 2017, and a total of $75 million paid in the nine months ended September 30, 2017.
In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $10 million of the Notes, together with accrued interest and a make-whole amount, on or before December 31, 2018, of which none had been paid as of September 30, 2017. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be based on our financial performance as measured by certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $10 million in the period ended September 30, 2017, to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $19.4 million for the four quarters ended September 30, 2017, satisfying the adjusted EBITDA covenant.

•
The agreement requires us to maintain minimum liquidity of $15 million as of the last day of any month ending on or prior to March 31, 2018, and monthly thereafter if we do not meet certain financial covenants. Liquidity is calculated as unencumbered cash and unused availability under our credit facility. Our liquidity as calculated under the agreement was $24.2 million as of September 30, 2017, satisfying the liquidity covenant.

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

•
The interest rates on the Notes may adjust quarterly based on our leverage ratio and fixed charge coverage ratio. As our financial position improves as measured by these ratios, we pay lower interest rates under the Notes. If our leverage ratio is less than 3.5 to 1.0 and our fixed charge coverage ratio is greater than 1.3 to 1.0, we pay the lowest interest rates available under the Notes. Conversely, if our leverage ratio is greater than or equal to 7.5 to 1.0 or our fixed charge coverage ratio is less than or equal to 1.3 to 1.0, we pay the highest interest rates required under the Notes. During the quarter ended September 30, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes will be reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes.

•	We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2017.

Our outstanding long-term debt, net, as of September 30, 2017, and December 31, 2016, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Senior Notes	$60,000	$135,000
Less deferred financing costs	(596)	(1,566)
Long-term debt, net	$59,404	$133,434

Credit Facility—In October 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the agreement to be used to make payments on the Notes.
The amount of the facility remains at $35 million and is available subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the nine months ended September 30, 2017, we borrowed and repaid $9.0 million under the facility. As of September 30, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $22.5 million available under the facility as of September 30, 2017. We were in compliance with the applicable covenants under the facility as of September 30, 2017.

Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $2.1 million and $4.1 million for the three months ended September 30, 2017, and 2016, respectively, and $10.8 million and $9.5 million for the nine months ended September 30, 2017, and 2016, respectively.
Amounts included in interest expense for the three and nine months ended September 30, 2017, and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on Notes and credit facility commitment fees	$1,382	$2,688	$6,180	$6,429
Make-whole payments	448	806	3,001	806
Amortization of deferred financing costs	246	564	1,596	2,228
Gross interest expense	2,076	4,058	10,777	9,463
Less capitalized interest	82	153	146	329
Interest expense, net	$1,994	$3,905	$10,631	$9,134

Note 7    — FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand which totaled $1.7 million and $4.5 million at September 30, 2017, and December 31, 2016, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset retirement obligation, at beginning of period	$20,754	$23,832	$19,976	$22,951
Liabilities settled	—	—	—	(3)
Accretion of discount	390	442	1,168	1,326
Total asset retirement obligation, at end of period	$21,144	$24,274	$21,144	$24,274
The undiscounted amount of asset retirement obligation was $59.3 million as of September 30, 2017.

Note 9 — COMMON STOCK
In March 2017, we completed an underwritten public offering of our common stock and issued 50.1 million shares of common stock for net cash proceeds of $57.2 million. The net proceeds from the offering were used to partially repay indebtedness.

In May 2017, we commenced an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. In September 2017, we issued 0.5 million shares of common stock for net cash proceeds of $1.9 million. The net proceeds from the at-the-market offering were used for general corporate purposes. We may offer additional shares under the at-the-market offering program and we intend to use the net proceeds from any additional offerings under this program for general corporate purposes, which may include, among other things, the repayment of indebtedness under our senior notes or revolving credit facility, acquisitions, and funding capital expenditures.

Note 10 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. Share-based awards vest over one, three or four years. At September 30, 2017, there were approximately 3.6 million shares available for issuance under the Plan.
For the nine months ended September 30, 2017, we granted a total of 1.4 million shares of restricted stock and 0.6 million non-qualified stock options to members of our Board of Directors, executive officers, and other key employees. These awards vest over one or three years. As of September 30, 2017, the following awards were outstanding under the Plan:

Outstanding as of September 30, 2017
Restricted Stock	3,909,661

Non-qualified Stock Options	2,326,290

Performance Units	126,050

Total share-based compensation expense was $2.7 million and $1.9 million for the nine months ended September 30, 2017, and 2016, respectively. As of September 30, 2017, we had $6.2 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2020.

Note 11 — OTHER OPERATING (INCOME) EXPENSE
Other operating (income) expense consisted of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Water sales	$(1,969)	$—	$(3,389)	$—
Accrual for land issues	—	—	600	—
Loss on sale of assets	185	109	1,749	94
Other income	(278)	(15)	(152)	(104)
Insurance reimbursement	—	—	—	(1,211)
Compensating tax adjustment	—	—	—	(1,086)
Reserve for inventory obsolescence	561	—	561	496
Other operating (income) expense	$(1,501)	$94	$(631)	$(1,811)

Note 12     — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During both the three- and nine-month periods ended September 30, 2017, we recorded an immaterial amount of income tax benefit. Our effective tax rate was 6% and 1%, for the three- and nine-month periods ended September 30, 2017, respectively, which differed from the statutory rate primarily due to the impact of recording a valuation allowance to offset the amount of additional deferred tax assets generated during the periods. For the three- and nine-month periods ended September 30, 2016, we recorded an immaterial amount of income tax expense.
As of September 30, 2017, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we increased the valuation allowance related to our deferred tax assets by $10.2 million for the nine months ended September 30, 2017. We recognized a full valuation allowance against our net deferred tax assets as of September 30, 2017, and December 31, 2016.

Note 13	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2017, and December 31, 2016, we had $18.7 million and $21.4 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of September 30, 2017, and December 31, 2016, $0.5 million and $3.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.2 million and $17.9 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.

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
Rental and lease expenses for the three months ended September 30, 2017, and 2016, were $1.4 million and $1.5 million, respectively. Rental and lease expenses for the nine months ended September 30, 2017, and 2016, were $4.4 million and $4.6 million, respectively.

Note 14    — FAIR VALUE MEASUREMENTS
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
The estimated fair value of the long‑term debt is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties. The carrying value and estimated fair value of our long-term debt as of September 30, 2017, and December 31, 2016, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$60,000	$60,000	$135,000	$131,000

Note 15    — RESTRUCTURING CHARGE
During 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments, and temporary salary decreases for most employees. For the nine months ended September 30, 2016, we recorded restructuring expense of $2.3 million related to these initiatives. During the nine months ended September 30, 2017, we recorded an additional $0.3 million of restructuring expenses as a result of our decision to reduce Trio® production based on expected demand and product inventory levels.

Note 16    — BUSINESS SEGMENTS
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
Information for each segment is provided in the following tables (in thousands):

Three Months Ended September 30, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$20,711	$11,349	$—	$32,060
Less: Freight costs	2,864	3,296	—	6,160
Warehousing and handling costs	1,173	873	—	2,046
Cost of goods sold	11,534	7,861	—	19,395
Lower-of-cost-or-market inventory adjustments	113	554	—	667
Gross Margin (Deficit)	$5,027	$(1,235)	$—	$3,792
Depreciation, depletion and amortization incurred[1]	$6,567	$1,687	$16	$8,270

Nine Months Ended September 30, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$75,745	$48,557	$—	$124,302
Less: Freight costs	9,401	13,466	—	22,867
Warehousing and handling costs	4,051	2,962	—	7,013
Cost of goods sold	50,776	34,205	—	84,981
Lower-of-cost-or-market inventory adjustments	146	4,662	—	4,808
Gross Margin (Deficit)	$11,371	$(6,738)	$—	$4,633
Depreciation, depletion and amortization incurred[1]	$20,685	$5,091	$114	$25,890

Three Months Ended September 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$35,357	$8,286	$—	$43,643
Less: Freight costs	6,722	1,465	—	8,187
Warehousing and handling costs	2,072	544	—	2,616
Cost of goods sold	29,027	6,245	—	35,272
Lower-of-cost-or-market inventory adjustments	4,856	336	—	5,192
Gross Deficit	$(7,320)	$(304)	$—	$(7,624)
Depreciation, depletion and amortization incurred[1]	$8,090	$597	$69	$8,756

Nine Months Ended September 30, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$128,248	$40,512	$—	$168,760
Less: Freight costs	20,156	7,294	—	27,450
Warehousing and handling costs	6,358	1,460	—	7,818
Cost of goods sold	108,816	28,083	—	136,899
Lower-of-cost-or-market inventory adjustments	16,793	336	—	17,129
Costs associated with abnormal production and other	650	1,057	—	1,707
Gross (Deficit) Margin	$(24,525)	$2,282	$—	$(22,243)
Depreciation, depletion and amortization incurred[1]	$28,970	$3,150	$845	$32,965
1 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

During the nine months ended September 30, 2017, we recorded restructuring charges of $0.3 million attributable to our Trio® segment. For the comparable period in 2016, we recorded restructuring charges of $2.3 million, of which $2.1 million was attributable to our potash segment and $0.2 million was attributable to corporate.
During the three months ended September 30, 2017 and 2016, we recorded no restructuring charges.

Note 17    — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	our ability to successfully identify and implement any opportunities to expand sales of water, by-products, and other non-potassium-related products or other revenue diversification activities;

•	our ability to successfully identify and consummate profitable growth opportunities;

•	our ability to expand Trio® sales internationally and manage risks associated with international sales, including pricing pressure;

•	our ability to comply with the terms of our senior notes and revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	changes in the price, demand, or supply of potash or Trio®;

•	the costs of, and our ability to successfully execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	further write-downs of the carrying value of our assets, including inventories;

•
circumstances that disrupt or limit our production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems;

•	changes in our reserve estimates;

•	currency fluctuations;

•	adverse changes in economic conditions or credit markets;

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;

•	challenges to our water rights;

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines;

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;

•	changes in the prices of raw materials, including chemicals, natural gas, and power;

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;

•	declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services;

•	our inability to fund necessary capital investments; and

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
Throughout this report, we refer to average net realized sales price per ton, which is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."

Our Company
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, which is recorded in other operating income. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 8% of total cost of goods sold for the nine months ended September 30, 2017.
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
• Trio® pricing and demand. Our third quarter Trio® sales volume increased by 72% over the third quarter of 2016, due to stronger domestic demand and increased international sales. However, our average net realized sales price per ton for Trio®, declined to $187 for the third quarter of 2017, compared to $274 in the same period last year, resulting in gross deficits in our Trio® segment for both the three- and nine-month periods ended September 30, 2017. Domestically, we expect pricing pressure from competitors to continue through the end of the year. Internationally, freight costs incurred to ship product have negatively impacted our average net realized sales price per ton.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally see increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year, although this trend may change as we increase international sales and adjust production volumes. We continue our efforts to expand our marketing reach for Trio®. Given the current pricing environment, we intend to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
• Potash pricing and demand. Our average net realized sales price for potash increased in the third quarter of 2017, to $232 per ton compared to $178 per ton for the third quarter of 2016. Over these same periods, our potash sales decreased by over 50% as we had fewer tons to sell after the transition of our East facility to Trio®-only in April 2016, and the idling of our West facility in July 2016. With lower production, we can be more selective in our sales to maximize our sales prices, which benefited our results for the quarter. During the third quarter of 2017, as compared to the same period in 2016, we increased our percentage of sales into the industrial and feed markets, which generally have higher average net realized sales prices than sales into the agricultural market.
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
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. We also experience seasonality in potash demand, similar to domestic Trio®. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. Our sales volumes into the industrial market are correlated to drilling activity in the oil and gas market.
• Water and by-product sales. We continue to diversify our sources of income by expanding sales of water and by-products, particularly to service the oil and gas markets near our operating plants. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. We have pre-arranged water commitments of $15 million per year for each of the next five years. With these and other sales, we expect to generate $20 million to $30 million from water sales in 2018. We also expect to continue to incur minimal expenditures associated with this revenue stream.
We also produce salt, magnesium chloride and brines as by-products of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities. The sales of these by-products are accounted for as by-product credits to our cost of goods sold. Our by-product credits represented approximately 8% of total cost of goods sold for the nine months ended September 30, 2017.
• Debt repayments and interest rates. During the nine months ended September 30, 2017, we repaid a total of $75 million of principal on our senior notes, decreasing the outstanding principal balance to $60 million at September 30, 2017, from $135 million at December 31, 2016. Of the $75 million, $57.2 million came from the net proceeds from an underwritten public offering in the first quarter of 2017, $5.5 million came from the sale of an asset, and the remainder came from cash generated from operations. The interest rates that we pay under our senior notes may adjust quarterly based on our financial performance. As our financial performance improves, we pay lower interest rates under our senior notes and conversely, if our financial performance declines, we would pay higher interest rates under our senior notes.
• Weather impact. Our solar facilities experienced average to above-average evaporation rates during the 2016 evaporation season. As a result, our potash production from our solar solution facilities for the first nine months of 2017 increased compared to 2016. We are experiencing average evaporation rates during the 2017 evaporation season to-date.

Results of Operations

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$32,060	$43,643	$124,302	$168,760
Less:
Freight costs	6,160	8,187	22,867	27,450
Warehousing and handling costs	2,046	2,616	7,013	7,818
Cost of goods sold	19,395	35,272	84,981	136,899
Lower-of-cost-or-market inventory adjustments	667	5,192	4,808	17,129
Costs associated with abnormal production	—	—	—	1,707
Gross Margin (Deficit)	$3,792	$(7,624)	$4,633	$(22,243)

Net Loss	$(1,908)	$(18,241)	$(21,520)	$(50,066)

Production volume:
Potash	56	52	237	383
Langbeinite	51	85	192	200
Sales volume:
Potash	77	161	281	547
Trio®	43	25	178	108

Average Net Realized Sales Price per Ton[1]
Potash	$232	$178	$236	$198
Trio®	$187	$274	$197	$308
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three- and Nine-Month Periods Ended September 30, 2017, and 2016
Total sales in the third quarter and for the nine months ended September 30, 2017, decreased as compared to the same periods in 2016 due to lower sales volumes of potash, partially offset by a higher average net realized sales price for potash. In addition, total sales were impacted by a lower average net realized sales price for Trio®, due to continued price decreases and an increase in international sales, which generally carry a lower average net realized sales price. The Trio® sales decrease was partially offset by increased Trio® sales volumes.
Our total cost of goods sold decreased in the third quarter and for the nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to selling fewer potash tons after the transition of our East facility to Trio®-only production and the idling of our West facility in 2016. As a result of these changes, all of our potash production now comes from solution-mining facilities, which further positively impacted our total cost of goods sold. Additionally, increased sales of by-products, which are recorded as a credit to cost of goods sold, decreased our total cost of goods sold. We generated gross margin for the third quarter and for the nine months ended September 30, 2017, which was driven by the decrease in our cost of goods sold and higher average net realized sales price for potash, partially offset by the impacts of price declines for Trio®. For the three and nine months ended September 30, 2016, we incurred a gross deficit and net loss, due to higher cost of goods sold due in part to conventional mining, lower-of-cost-or-market adjustments and abnormal production costs associated with our transition of our East facility to Trio®-only production. Based on our expectations for potash and Trio® pricing for the remainder of the year, we anticipate that we will incur a net loss for the full year ending December 31, 2017.
Selling and Administrative Expense
Selling and administrative expenses for the three months ended September 30, 2017, were flat compared to the three months ended September 30, 2016. Increases in bad debt expense and stock compensation expense were offset by the effects of reduced administrative headcount.

Selling and administrative expenses decreased $1.8 million, or 11%, to $14.0 million for the nine months ended September 30, 2017, from $15.8 million for the nine months ended September 30, 2016. The decrease was primarily due to decreased administrative headcount, partially offset by increases in bad debt expense and stock-based compensation.
Restructuring Expense
During 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments, and temporary salary decreases for most employees. For the nine months ended September 30, 2016, we recorded restructuring expense of $2.3 million related to these initiatives. During the nine months ended September 30, 2017, we recorded an additional $0.3 million in restructuring expense as a result of our decision to reduce Trio® production based on expected demand and product inventory levels. We did not record any restructuring expense during the three months ended September 30, 2017, or September 30, 2016.
Care and Maintenance Expenses
In the third quarter of 2017, and for the nine months ended September 30, 2017, we incurred care and maintenance expenses of $0.3 million, and $1.4 million, respectively, related to the West facility, which was idled in July 2016. These costs included labor and related benefits, maintenance supplies, utilities, property taxes, and insurance. For the three months and nine months ended September 30, 2016, we incurred care and maintenance expenses of $1.7 million.
Other Operating (Income) Expense
In the third quarter of 2017, we recorded net other operating income of $1.5 million, which includes $2.0 million for water sales, partially offset by a $0.6 million increase in the allowance for stores inventory obsolescence. During the nine months ended September 30, 2017, we recorded net other operating income of $0.6 million, which was comprised of $3.4 million for water sales offset by a $1.7 million loss on the sale of an asset, $0.6 million for the one-time accrual related to land impact issues on or adjacent to our property in New Mexico, and the $0.6 million increase in the allowance for stores inventory obsolescence.
For the nine months ended September 30, 2016, we recorded other operating income of $1.8 million, primarily due to insurance proceeds received related to a December 2015 snowstorm event and an adjustment for compensating taxes.
Interest Expense
For the three months ended September 30, 2017, interest expense decreased $1.9 million compared to the same period in 2016, as our debt balance decreased to $66 million at the beginning of third quarter of 2017, compared to a balance of $150 million at the beginning of the third quarter of 2016. For the nine-month period ending September 30, 2017, interest expense increased $1.5 million compared to the same period in 2016. The increase resulted from make-whole payments made in conjunction with principal prepayments of $75 million made during the nine months ended September 30, 2017. The increased interest expense was offset partially by lower interest due to the lower principal balances outstanding throughout the nine months ended September 30, 2017.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three and nine months ended September 30, 2017, and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on Notes and credit facility commitment fees	$1,382	$2,688	$6,180	$6,429
Make-whole payments	448	806	3,001	806
Amortization of deferred financing costs	246	564	1,596	2,228
Gross interest expense	2,076	4,058	10,777	9,463
Less capitalized interest	82	153	146	329
Interest expense, net	$1,994	$3,905	$10,631	$9,134

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2017	2016	2017	2016
Sales	$20,711	$35,357	$75,745	$128,248
Less: Freight costs	2,864	6,722	9,401	20,156
Warehousing and handling costs	1,173	2,072	4,051	6,358
Cost of goods sold	11,534	29,027	50,776	108,816
Lower-of-cost-or-market inventory adjustments	113	4,856	146	16,793
Costs associated with abnormal production	—	—	—	650
Gross Margin (Deficit)	$5,027	$(7,320)	$11,371	$(24,525)
Depreciation, depletion and amortization incurred[2]	$6,567	$8,090	$20,685	$28,970
Sales volumes (in tons)	77	161	281	547
Production volumes (in tons)	56	52	237	383

Average Net Realized Sales Price per Ton[1]	$232	$178	$236	$198
1 Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Three Months Ended September 30, 2017, and 2016
Our potash sales volume in the third quarter of 2017, was 52% less than the same period of 2016, as a result of less potash available for sale due to the curtailment of potash production from our conventional East and West mines in 2016.
Our decreased sales volume was partially offset by a 30% increase in our average net realized sales price per ton. This increase in price was the result of more selective selling to higher-margin sales locations and customers as well as increases in the prevailing market price for potash. Sales into the industrial and feed markets continue to increase as a percentage of our total sales as our overall potash production decreased and we focused on selling a larger portion or our remaining production into markets with higher average net realized sales prices.
Our freight costs decreased primarily due to lower sales volumes. In addition, we continue to be more strategic about selling into areas where we have a geographic advantage, which positively impacted freight costs. Freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Our potash cost of goods sold decreased due to decreased sales and an overall decrease in our production costs primarily resulting from ceasing to produce potash from our conventional mines and an increase in by-product sales, which are recorded as a credit to cost of goods sold.
As a result of now producing potash only from our solution mine facilities and the increased average net realized sales price per ton, we incurred minimal lower-of-cost-or market charges during the three months ended September 30, 2017. During the three months ended September 30, 2016, we recorded a lower-of-cost-or-market charge of $4.9 million as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory.

Nine Months Ended September 30, 2017, and 2016
We sold 49% less potash in the first nine months of 2017, as compared to the first nine months of 2016, due to the conversion of our East facility to Trio®-only in April 2016, and the idling of our West facility in July 2016. Our decreased sales volume was partially offset by a 19% increase in our average net realized sales price per ton. Sales into the higher-margin industrial and feed markets continue to increase as a percentage of our total sales as our overall potash production decreased and we focused on selling a larger portion of our remaining production into these markets.
Freight costs related to potash sales decreased in the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to lower sales volumes. In addition, we continue to be more strategic about selling into areas where we have a geographic advantage, which positively impacts freight costs.
Our potash cost of goods sold decreased for the nine months ended September 30, 2017, due to decreased sales and an overall decrease in our production costs related to the curtailment of potash production from our conventional mines. Depreciation and depletion expense for potash decreased in 2017, because depreciation was accelerated on the potash assets in the first quarter of 2016, in anticipation of the transition of our East facility to Trio®-only production.
As a result of now producing potash only from our solution mine facilities and the increased average net realized sales price per ton, we incurred minimal lower-of-cost-or market charges during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we recorded lower-of-cost-or-market charges of $16.8 million as our weighted average finished goods product inventory cost exceeded the estimated net realizable value of our finished goods product inventory.
Our evaluation of production levels in the first nine months of 2017, indicated no abnormal production adjustments were necessary. However, during the first nine months of 2016, we temporarily suspended potash production at our East facility for a total of seven days as we performed a langbeinite-only testing run. As a result of the temporary suspension of production, we determined that approximately $0.7 million of costs that would have been allocated to additional tons produced were excluded from our inventory values and instead expensed in the first quarter of 2016, as period production costs. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost estimate.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2017, and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Agricultural	75%	88%	78%	90%
Industrial	12%	6%	10%	5%
Feed	13%	6%	12%	5%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2017	2016	2017	2016
Sales	$11,349	$8,286	$48,557	$40,512
Less: Freight costs	3,296	1,465	13,466	7,294
Warehousing and handling costs	873	544	2,962	1,460
Cost of goods sold	7,861	6,245	34,205	28,083
Lower-of-cost-or-market inventory adjustments	554	336	4,662	336
Costs associated with abnormal production	—	—	—	1,057
Gross Deficit	$(1,235)	$(304)	$(6,738)	$2,282
Depreciation, depletion and amortization incurred[2]	$1,687	$597	$5,091	$3,150
Sales volumes (in tons)	43	25	178	108
Production volumes (in tons)	51	85	192	200

Average Net Realized Sales Price per Ton[1]	$187	$274	$197	$308
1Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
Three Months Ended September 30, 2017, and 2016
Total sales from Trio® increased by 37% in the three months ended September 30, 2017, as compared to the same period in 2016 primarily due to a 72% increase in sales volume offset in part by a 32% decrease in the average net realized sales price per ton. Both the increase in sales volume and the decrease in average net realized sales price resulted from increased international Trio® sales, which have lower average net realized sales prices. As noted in the table that follows, our international sales tons of Trio® increased from 5% of total tons of Trio® sold for the three months ended September 30, 2016, to approximately 29% of total tons of Trio® sold for the three months ended September 30, 2017. Domestic Trio® pricing was also impacted by price decreases announced in the second and third quarters of 2017.
Our freight costs increased due to increased sales volume compounded by the higher costs of increased international shipping.
Cost of goods sold for Trio® increased in conjunction with increased sales volumes. Our production volume decreased by 40% in the third quarter of 2017, compared to the third quarter of 2016, as a result of our decision to reduce Trio® production based on expected demand and product inventory levels.
In the three months ended September 30, 2017, we recorded a lower-of-cost-or-market charge of approximately $0.6 million related to Trio® inventory, primarily due to price decreases throughout the past year. Our average net realized sales price per ton for the three months ended September 30, 2017, was $187 compared to $274 for the same period in 2016.
Nine Months Ended September 30, 2017, and 2016
Total sales from Trio® for the first nine months of 2017, increased by 20% compared to the same period in 2016, primarily due to selling 65% more tons during the nine months ended September 30, 2017, than the same period in 2016. The increase in volume was partially offset by a 36% decrease in the average net realized sales price per ton for Trio®. Both the increase in sales volume and the decrease in average net realized sales price per ton resulted from increased international Trio® tons sold, which have a lower average net realized sales price per ton compared to domestic tons sold. As noted in the table below, our international sales tons of Trio® increased from 5% of total tons of Trio® sold for the nine months ended September 30, 2016, to 31% of total of total tons of Trio® sold for the nine months ended September 30, 2017. Pricing was also impacted by price decreases announced throughout the past year. We expect Trio® prices to remain pressured for the remainder of 2017.
Our freight costs for the first nine months of 2017, increased as compared to the same period in 2016, due to increased sales volume, compounded by the higher cost of increased international shipping.

Cost of goods sold for Trio® increased from $28.1 million in the first nine months of 2016, to $34.2 million in the first nine months of 2017 attributable to the aforementioned sales volume increase.
Trio® production decreased slightly during the nine months ended September 30, 2017, compared to the same period in 2016. Although our productive capacity of Trio® increased from period to period, we have decided to reduce production based on expected demand and product inventory levels.
For the nine months ended September 30, 2017, we recorded lower-of-cost-or-market charges of $4.7 million related to Trio® inventory, primarily due to price decreases throughout the past year. Our average net realized sales price per ton for the nine months ended September 30, 2017, was $197 compared to $308 for the same period in 2016.
In the nine months ended September 30, 2016, we recorded $1.1 million of abnormal production costs for the period we transitioned our East facility to Trio®-only production, which was completed in April 2016.
Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market has increased significantly in 2017, compared to 2016, as we continue our efforts to expand our marketing reach for Trio®.

	United States	Export
For the three months ended September 30, 2017	71%	29%
For the nine months ended September 30, 2017	69%	31%

For the three months ended September 30, 2016	95%	5%
For the nine months ended September 30, 2016	95%	5%

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash and Trio® and are determined by the quantities of product we sell and the sales prices we realize. We quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price. Additionally, international freight costs per ton are significantly higher than domestic freight costs per ton. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed, and, consequently, our cost of goods sold per ton on a facility-by-facility basis tend to move inversely with the number of tons we produce, within the context of normal production levels. Our cost of goods sold for our solar solution facilities is less than our cost of goods sold incurred previously for our conventional facilities. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory, sales, production levels at our facilities, and sales of by-products.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2017, our average royalty rate was 4.6% and 4.5%, respectively. For both the three and nine months ended September 30, 2016, our average royalty rate was 4.0%.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and nine months ended September 30, 2017, was 6% and 1%, respectively. Our effective tax rate for both the three and nine months ended September 30, 2016, was zero. Our effective tax rates were impacted primarily by a valuation allowance placed on the additional deferred tax assets related to our net operating losses recorded during the respective periods.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and nine months ended September 30, 2017, we recognized an immaterial income tax benefit.
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

Capital Investments
During the first nine months of 2017, cash paid for property, plant and equipment was $6.2 million. We expect total capital investment for 2017 to be approximately $13 million to $17 million. The majority of our capital investment in 2017 is expected to be sustaining capital. We anticipate our remaining 2017 operating plans and capital programs will be funded out of operating cash flows, existing cash, and/or our credit facility.
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

Liquidity and Capital Resources
As of September 30, 2017, we had cash of $1.7 million, compared with cash of $4.5 million at December 31, 2016.
In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.2 million, which was used to partially repay indebtedness. During the three months ended September 30, 2017, we also issued 0.5 million shares of common stock under our at-the-market offering program for net proceeds of $1.9 million, which was used for general corporate purposes.
Our operations have primarily been funded from cash on hand and cash generated by operations. We continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing current debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets, including through our at-the-market offering program, in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. With the availability under our credit facility with the Bank of Montreal and future cash generated from operations, we believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the nine months ended September 30, 2017, and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in) operating activities	$14,058	$(13,554)
Cash flows (used in) provided by investing activities	$(672)	$31,241
Cash flows used in financing activities	$16,156	$4,015
Operating Activities
Total cash provided by operating activities through September 30, 2017, was $14.1 million, an increase of $27.6 million compared with the first nine months of 2016. The increase was driven by improved production costs as a result of curtailing conventional mining in 2016, improved net realizable sales price for potash and decreased selling and administrative expense in the first nine months of 2017, compared to the same period in 2016.
Investing Activities
Total cash provided by investing activities decreased by $31.9 million in the first nine months of 2017, compared with the same nine-month period in 2016, as a result of liquidation of investments in 2016, partially offset by lower capital investment activity in the first nine months of 2017.
Financing Activities
Total cash used in financing activities increased by $12.1 million due to principal payments on our senior notes of $75 million during the first nine months of 2017, partially offset by the aforementioned equity issuances and a reduction in payments of deferred financing costs.
Senior Notes
As of September 30, 2017, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025

We originally issued $150 million of the Notes in 2013. Since the beginning of the fourth quarter of 2016, we have repaid an aggregate principal amount of $90 million of the Notes, including $6 million paid in the three months ended September 30, 2017, and a total of $75 million paid in the nine months ended September 30, 2017.
In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $10 million of the Notes, together with accrued interest and a make-whole amount, on or before December 31, 2018, of which none had been paid as of September 30, 2017. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be based on our financial performance as measured by certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which adjusts over time and is measured quarterly through March 2018, ranging from negative $10 million in the period ended September 30, 2017, to negative $7.5 million in the period ending March 31, 2018. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $19.4 million for the four quarters ended September 30, 2017, satisfying the adjusted EBITDA covenant.

•
The agreement requires us to maintain minimum liquidity of $15 million as of the last day of any month ending on or prior to March 31, 2018, and monthly thereafter if we do not meet certain financial covenants. Liquidity is calculated as unencumbered cash and unused availability under our credit facility. Our liquidity as calculated under the agreement was $24.2 million as of September 30, 2017, satisfying the liquidity covenant.

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

•
The interest rates on the Notes may adjust quarterly based on our leverage ratio and fixed charge coverage ratio. As our financial position improves as measured by these ratios, we pay lower interest rates under the Notes. If our leverage ratio is less than 3.5 to 1.0 and our fixed charge coverage ratio is greater than 1.3 to 1.0, we pay the lowest interest rates available under the Notes. Conversely, if our leverage ratio is greater than or equal to 7.5 to 1.0 or our fixed charge coverage ratio is less than or equal to 1.3 to 1.0, we pay the highest interest rates required under the Notes. During the quarter ended September 30, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes will be reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes.

•	We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2017.
Our outstanding long-term debt, net, as of September 30, 2017, and December 31, 2016, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Senior Notes	$60,000	$135,000
Less deferred financing costs	(596)	(1,566)
Long-term debt, net	$59,404	$133,434

Credit Facility
In October 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the agreement to be used to make payments on the Notes.

The amount of the facility remains at $35 million and is available subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We occasionally borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the nine months ended September 30, 2017, we borrowed and repaid $9.0 million under the facility. As of September 30, 2017, there were no amounts outstanding under the facility, other than $3.5 million in letters of credit. Considering the outstanding letters of credit and the fixed charge coverage ratio requirement described above, we have $22.5 million available under the facility as of September 30, 2017. We were in compliance with the applicable covenants under the facility as of September 30, 2017.
At-the-Market Offering Program
In May 2017, we commenced an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. In September 2017, we issued 539,110 shares of common stock under our at-the-market offering program for gross proceeds of $2.2 million. We paid sales commissions to our sales agent of $0.1 million and incurred other offering related expenses of $0.2 million. Net proceeds of $1.9 million were used for general corporate purposes. After taking into account the gross proceeds received under the at-the-market offering program in September 2017, we have remaining capacity to issue up to $37.8 million of additional shares of common stock under the program.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

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
We are continuing to evaluate the effect that ASU No. 2014-09 will have on our Consolidated Financial Statements and related disclosures, as well as the expected method of adoption. Our revenue is primarily generated from the sale of Potash and Trio® to customers. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer to the buyer. As these sales are largely not impacted by the new standard, we do not expect the new guidance to have a material impact on our Consolidated Financial Statements.
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
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740)" which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. ASU No. 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

	Three Months Ended September 30,
	2017			2016
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$20,711	$11,349	$32,060	$35,357	$8,286	$43,643
Freight costs	2,864	3,296	6,160	6,722	1,465	8,187
Subtotal	$17,847	$8,053	$25,900	$28,635	$6,821	$35,456

Divided by:
Tons sold	77	43		161	25
Average net realized sales price per ton	$232	$187		$178	$274

	Nine Months Ended September 30,
	2017			2016
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$75,745	$48,557	$124,302	$128,248	$40,512	$168,760
Freight costs	9,401	13,466	22,867	20,156	7,294	27,450
Subtotal	$66,344	$35,091	$101,435	$108,092	$33,218	$141,310

Divided by:
Tons sold	281	178		547	108
Average net realized sales price per ton	$236	$197		$198	$308

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these risks and uncertainties, except as disclosed in our subsequently filed Quarterly Reports on Form 10-Q and as disclosed below:
We may not be successful in our efforts to expand water sales due to changes in the demand for water in the areas around our facilities, challenges to our water rights, or other events, which could adversely impact our financial condition and results of operations.
We have water rights in New Mexico and Utah under which we sell water primarily for industrial uses such as in the oil and gas services industry.  We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities.  We may not be successful in these efforts.  If oil or gas prices decline or if oil and gas development in the Permian Basin decreases for other reasons, the demand for water under our water rights could be adversely affected.  In some cases, sales of water require governmental permits or approvals.  A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water or increase the cost to provide water.  Third parties may also challenge our water rights or sales.  In addition, although we currently expect to incur minimal expenditures associated with water sales, we could be required to expend capital to meet customer needs.  Any of these events could adversely impact our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Consulting Services Agreement, dated August 2, 2017, by and between Intrepid Potash, Inc. and John G. Mansanti.*+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: October 30, 2017	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: October 30, 2017	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)