Form 10-K
period 2017-12-31
Intrepid Potash, Inc.
filed 2018-02-27
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, of $2.26 per share as reported on the New York Stock Exchange was $210 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 16, 2018, the registrant had 130,512,751 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2018 annual meeting of stockholders to be filed within 120 days after December 31, 2017.

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
To supplement our consolidated financial statements, which are presented in this Annual Report on Form 10-K and which are prepared and presented in accordance with generally accepted accounting principles ("GAAP"), we use "average net realized sales price per ton," which is a non‑GAAP financial measure to monitor and evaluate our performance. You can find more information about average net realized sales price per ton, including a reconciliation of this measure to the most comparable GAAP measure, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Non-GAAP Financial Measure."
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
General
We are the only producer of potash in the United States and we are one of two global producers of langbeinite, which we market and sell as Trio®. Potash, or "muriate of potash" or "potassium chloride," is used as a fertilizer in agricultural markets worldwide. Potash is also used in oil and gas drilling and stimulation fluids and in animal feed. Langbeinite is a low-chloride potassium fertilizer that also contains sulfate and magnesium and is used primarily in magnesium- and sulfur-deficient soils and on crops that need a low-chloride source of potassium such as citrus, vegetable, sugarcane, and palm. It is also used as an animal feed supplement.
Our principal offices are located at 707 17th Street, Suite 4200, Denver, Colorado 80202, and our telephone number is (303) 296-3006. Intrepid was incorporated in 2007.
Our Products and Markets
Our two primary products are potash and Trio®. Potash and Trio® segment sales as a percentage of total sales were as follows for the last three years:

	Year Ended December 31,
	2017	2016	2015
Potash	65%	76%	77%
Trio®	35%	24%	23%
We have two segments: potash and Trio®. We also sell water, the majority of which is accounted for as other operating income, and salt, magnesium chloride, and brines, which are accounted for as by-products. Financial information about our segments, including sales and gross margin (or gross deficit) by segment, for the last three years is included in Note 16 — Business Segments to our consolidated financial statements for the year ended December 31, 2017, in "Item 8. Financial Statements and Supplementary Data." We do not present total assets by segment as our chief operating decision maker does not review or otherwise regularly receive this information. Our extraction and production operations are conducted entirely in the continental United States.
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
During 2017, we supplied 0.6% of annual world potassium consumption and 4.4% of annual U.S. potassium consumption.
Substantially all of our potash is sold in the United States, and many of our potash sales are geographically concentrated in the central and western United States. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. A significant portion of our industrial sales are derived from oil and gas customers and correlate to drilling rig counts in specific regions in the United States.
Trio®
Trio® is our specialty fertilizer that delivers potassium, sulfate, and magnesium in a single particle and has the added benefit of being low in chloride. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium, granular, standard, and fine standard sizes for sale both domestically and internationally.
Water and By-products
We have water rights in New Mexico and Utah under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand our sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. Water sales are accounted for as other operating income.
We also produce salt, magnesium chloride, metal recovery salts and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. It is also sold as a nutrient supplement in animal feed and for use in other industrial processes. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines are used primarily by the oil and gas industry to support well development and completion activities. We continue to work to expand sales of by-products, particularly to serve the oil and gas markets near our operating facilities. The sales of these by-products are accounted for as by-product credits to our cost of goods sold. In 2017, the majority of our by‑product sales were accounted for in the potash segment.
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
The world potash market has long been characterized by nameplate production capacities that exceed demand. A significant portion of this capacity is controlled by a few companies and this concentration increased in early 2018 with the merger of two Canadian producers. Historically, these larger producers have managed production levels to more closely approximate world demand. Several international brownfield and greenfield expansions have also recently begun production or are nearing completion in the next year. Due to the increased production, near-term potash pricing will likely depend on the larger producers' ability to continue to manage this supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities make this unlikely for at least the next few years.
The United States potash market is impacted by the volume of imports. Favorable exchange rates and transportation costs in recent years resulted in increased imports, reducing price in a market that had normally traded at a premium to the rest of the world. A continuation of these trends, although uncertain, could put further pressure on potash prices.
Virtually all of the world's potash is currently extracted from approximately 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 88% of the world's aggregate potash production during 2016. During this time period, the top nine potash producers supplied approximately 94% of world production. Certain Canadian producers participate in the Canpotex marketing group that supplied approximately 28% of the global potash production in 2016, one producer in Russia supplied approximately 17% of global production and one producer in Belarus supplied approximately 15%.
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
Our competitive strategy is focused on the following:

•
Expand Trio® sales and maximize margin. Over the long term, we believe demand for Trio® will exceed supply, providing an opportunity to increase our gross margin. We continue our efforts to expand our sales and marketing efforts for Trio®, particularly internationally. Although we believe the domestic price of Trio® may have stabilized in early 2018, this stabilization comes after a sustained period of price declines. In order to maximize margin, we are working to optimize our recovery techniques. In addition, given the current pricing and demand environment, we intend to continue to operate our Trio® facility at production levels that approximate expected demand and expect to continue to do so for the foreseeable future.

•
Maximize potash margin. All of our potash production comes from solar solution mines, which carry a lower cost structure than conventional potash mines. In addition, we have the advantage of being located close to the markets we serve, and the North American market is significantly larger than our production capacity. As a result, we are able to selectively participate in the markets that provide the highest average net realized sales price per ton. We also attempt to maximize our gross margin by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach.

•
Expand marketing and sales of water, by-products, or other products. We continue to implement initiatives designed to maximize the value of our existing assets, such as increased sales of water, salt, and brine. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets or products. For example, we may expand into oil, natural gas, or other commodities or into products or services in our current industry or new industries.

•
Optimize potash production. We have optimization and expansion opportunities at our solution mining facilities that, over time, could further reduce our per-ton costs and increase our potash production. For example, we have potential expansion opportunities at our HB mine. Our per-ton costs are lower for solution mining than conventional mining as solution mining requires less labor, energy, and equipment.

Competitive Strengths

•
U.S.-based producer. We are the only producer of potash in the United States. We are located in a market that consumes significantly more potash than we can produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to our customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.6% of our sales less freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

•
Solar evaporation operations. All of our potash production comes from solar solution mines. Solar evaporation is a cost-efficient production method because it significantly reduces labor and energy consumption, which are two of the largest costs of production. Our understanding and application of low-cost solution mining, combined with our reserves being located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solution mining operations.

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the United States, and we continue to capture and grow this market. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.

•
Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2017, these markets represented approximately 77%, 10%, and 13% of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity to increase our industrial sales volumes to more historical percentages of our total volume, which have averaged 16% over the past ten years.

•
Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We also produce Trio® in premium, granular, standard and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.

•
Water rights. We have water rights in New Mexico and Utah under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. As we expand our water sales, we gain additional relationships within the oil and gas industry, which we may be able to use to expand sales of our industrial potash products or by-products.

•
Significant reserve life. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve lives ranging from 14 years to greater than 100 years, based on proven and probable reserve estimates. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation.

•
Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to extract, process, store, and ship product. Our operations already have significant facilities and infrastructure in place. We also have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines. In addition, if potash prices increased significantly, we could restart potash production at our West mine, which has been in care-and-maintenance mode since mid-2016, although significant costs would be incurred to restart.

Seasonality
The sales pattern for potash sold into the agricultural market is seasonal. Over the last three years, our monthly potash sales volume has been highest in January through April and August through September when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the United States. Our monthly potash sales volume has been the lowest in July and December.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our Trio® sales volume has been highest in February and March, as Trio® products are typically applied to crops in the United States during the spring planting season. As we expand our Trio® sales efforts outside of the United States, we expect the seasonality of our Trio® sales to be impacted by the agricultural planting seasons in the regions of the world where those products are delivered.
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies and geographies that we serve. Because all of our potash production comes from our solution mines, our potash production is also seasonal. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we have no potash being produced. The seasonality of fertilizer demand results in our sales volumes and revenue being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly financial results can also vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
International Sales
We continue our efforts to expand our international sales of Trio®. For the years ended December 31, 2017, 2016, and 2015, our domestic sales of both potash and Trio® were $137.1 million, $206.8 million, and $278.5 million, respectively; while international sales were $20.5 million, $4.1 million, and $8.7 million, respectively. More information about our Trio® sales is included in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Trio® Segment Results."
There are risks associated with international sales as described in "Item 1A. Risk Factors" under the headings "We are working to expand our sales of Trio®, especially into international markets, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans" and "International sales could present risks to our business."
All of our long-lived assets are in the U.S.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. We sell into the industrial and feed markets through sales to distributors and directly to end users.
In each of 2017, 2016 and 2015, no customer accounted for more than 10% of our total sales.
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
In 2017, we had approximately $2.4 million of capital investments, and $0.1 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to have a similar level of expenditures in 2018. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
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
From time to time, we have received notices from governmental agencies that we are not in compliance with certain environmental laws, regulations, permits, or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East, North, and Moab facilities at times may experience some water and brine discharges during periods of significant rainfall or due to other circumstances. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporation, and reducing process water usage and discharges and improved management systems. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans.
Air Emissions
In the ordinary course of our business, from time to time, we receive notices from the New Mexico Environment Department of alleged air quality control violations. Upon receipt of these notices, we evaluate the matter and take any required corrective actions. In some cases, we may be required to pay civil penalties for these notices of violation.
Safety and Health Regulation and Programs
Certain of our facilities are subject to the Federal Mine Safety and Health Act of 1977, the Occupational Safety and Health Act, related state statutes and regulations, or a combination of these laws.
The Mine Safety and Health Administration ("MSHA") is the governing agency for our conventional underground mines and related surface facilities in New Mexico. As required by MSHA, these operations are regularly inspected by MSHA personnel. Item 4 and Exhibit 95.1 to this Annual Report on Form 10-K provide information concerning certain mine safety violations.

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
We work closely with governmental authorities to obtain the appropriate permits to address identified site conditions. For example, buildings located at our facilities in both Utah and New Mexico have a type of siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the siding, replacing it with an asbestos-free material. Also, we have trained asbestos abatement crews that handle and dispose of the asbestos‑containing siding and related materials. We have a permitted asbestos landfill in Utah and have worked closely with Utah officials to address asbestos‑related issues at our Moab mine.
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2017, is approximately $21.5 million, which is reflected in our financial statements. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our facilities as of December 31, 2017, is approximately $59.5 million.
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

The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2017, we paid $5.9 million, or an average of 4.6% of sales less freight, in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3% to 5%. The royalty rates for the private leaseholds are between 5.0% and 8.0%.
Employees
As of January 31, 2018, we had 454 employees, the majority of which were full-time employees.
We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2020. This is the seventh agreement negotiated between us and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local 867. We consider our relationships with our employees to be good.
Available Information
We file or furnish with the U.S. Securities and Exchange Commission (the "SEC") reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports. These reports are available free of charge on our website at intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained at sec.gov, or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1‑800-SEC-0330.
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
Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	59	Executive Chairman of the Board, President, and Chief Executive Officer
James N. Whyte	59	Executive Vice President
Margaret E. McCandless	45	Vice President, General Counsel, and Secretary
Mark A. McDonald	53	Vice President of Sales and Marketing
Joseph G. Montoya	51	Vice President and Chief Accounting Officer

Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our initial public offering in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation. Mr. Jornayvaz and Intrepid Production Corporation together own 14.8% of our common stock.
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
Margaret E. McCandless has served as our Vice President, General Counsel, and Secretary since January 2015. Ms. McCandless served as our Assistant General Counsel and Assistant Secretary from January 2012 to January 2015. From 2004 through 2011, Ms. McCandless served as Associate General Counsel Securities, Disclosure and Corporate Governance for Qwest Communications International Inc., a telecommunications company, and then CenturyLink, Inc., another telecommunications company that acquired Qwest. Prior to joining Qwest, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP.
Mark A. McDonald has served as our Vice President of Sales and Marketing since November 2017. Mr. McDonald previously served as our Director of US Agricultural and Feed Sales from March 2017 to November 2017, Director of Industrial, Feed, and Midwest Agricultural Sales from July 2016 to March 2017, and National Accounts Manager from December 2013 to July 2016. Before joining Intrepid, Mr. McDonald worked at Agrium US Inc. and Agrium Inc., retailer suppliers of agricultural products and services, for 17 years in various positions culminating with Director, Eastern Sales Region. Before joining Agrium, Mr. McDonald held positions at Cargill Limited and Monsanto Company.
Joseph G. Montoya has served as our Vice President and Chief Accounting Officer since April 2017.  Mr. Montoya served as our Controller from May 2016 to April 2017, and Divisional Controller of our New Mexico operations from April 2014 to May 2016.  Prior to joining Intrepid, Mr. Montoya was Chief Financial Officer of Stoneside, LLC, a private company specializing in custom window coverings, from July 2013 to April 2014.  From 2011 to June 2013, Mr. Montoya was Vice President of Internal Audit for Molycorp Inc., a public company in the rare earths mining industry.  Prior to joining Molycorp, Mr. Montoya served in various senior financial leadership roles for Tomkins, plc and Cenveo, Inc. Prior to joining Cenveo, Mr. Montoya was a manager at the international public accounting firm of Arthur Andersen, LLP.
.

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
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. We are currently experiencing an oversupplied potash market and expect these conditions to continue for several years. Also, individual potash producers have, at times, independently suspended production in response to market outlook. As a result of these various factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as compared to many other commodities. As a result, we do not have protection from this price and demand volatility.
We are working to expand our sales of Trio®, especially into international markets, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans.
Part of our strategy is to continue to expand our sales of Trio® both domestically and internationally. Our expansion efforts may not be successful, which would temper any Trio® sales growth. In addition, it is difficult to determine if or how any expanded international demand and pricing for Trio® will develop. Our international sales often result in lower gross margins than domestic sales due to higher costs. These costs could include higher transportation costs, importation costs, and costs associated with duties, trade requirements, or other import or export control laws and regulations. Also, we could face increased price pressure and competition in some international markets where substitutes are more prevalent. Any of these items could negatively impact our results of operations. In addition, as we expand our international sales program, these sales may occur on an irregular basis, which could cause volatility in our inventories and our results of operations.
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
We have outstanding $60 million aggregate principal amount of senior notes. We also have an asset-based revolving credit facility that allows us to borrow up to an additional $35 million. We may incur additional indebtedness in the future. The agreements governing the senior notes and credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
Current and future indebtedness could have important consequences, including the following:

•	it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements

•	it could limit our flexibility in planning for, or reacting to, changes in our business

•	we could be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage

•	it could make us more vulnerable to a downturn in our business or the economy

•	it could require us to dedicate a substantial portion of our cash flows from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flows for other purposes

•	it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness or are unable to obtain additional financing, as needed
Our debt agreements contain financial and other restrictive covenants. For example, the agreements include financial covenants that require us to maintain a minimum level of adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and certain other expenses, as defined under the agreements) and require us to meet specified financial covenants. Also, the interest rates under the notes are adjusted quarterly, and we may be subject to additional interest in the future based on our financial performance and certain financial covenant levels. For more information about these financial covenants, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
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
The credit facility expires in 2019 and the senior notes are due in 2020, 2023, and 2025. In June 2017, we entered into an agreement with the holders of the Notes that requires us to prepay $10 million of the Notes, together with accrued interest and a make-whole amount, on or before December 31, 2018. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
We may not be successful in our efforts to expand water sales due to challenges to our water rights, changes in the demand for water in the areas around our facilities, or other events, which could adversely impact our financial condition and results of operations.
We have water rights in New Mexico and Utah under which we sell water primarily for industrial uses such as in the oil and gas services industry.  We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities.  We may not be successful in these efforts.  In many cases, sales of water require governmental permits or approvals.  A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water or increase the cost to provide water.  Third parties may also challenge our water rights or sales.  If oil or gas prices decline or if oil and gas development in the Permian Basin decreases for other reasons, the demand for water under our water rights could be adversely affected.  In addition, although we currently expect to incur minimal expenditures associated with water sales, we could be required to expend capital to meet customer needs.  Any of these events could adversely impact our financial condition and results of operations.
We may alter or expand our operations or pursue acquisitions, which could adversely affect our business if we are unable to manage any expansion or acquisition effectively.
We are in the process of implementing or considering initiatives designed to maximize the value of our existing assets, such as through increased production and sales of water, salt, and brine. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets. For example, we may expand into oil, natural gas, or other commodities or into products or services up or down the supply chain in our current or new industries. We may not be able to successfully implement any alteration or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce the expected benefits.
As part of this growth strategy, we may consider the acquisition of companies or assets that complement or expand our business. We may not be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain necessary financing, complete proposed acquisitions, successfully integrate acquired businesses or assets into our existing operations, or expand into new markets. An acquisition may require us to use a significant portion of available cash or may result in significant dilution to our stockholders. We may be required to assume unanticipated liabilities or contingencies as part of an acquisition, or we may face substantial costs, delays, or other problems as part of the integration process. In addition, acquired businesses or assets may not achieve the desired effects or otherwise perform as we expect. We may not realize the synergies that we expect to achieve.  Additionally, while we execute these acquisitions and related integration activities, our attention may be diverted from our ongoing operations, which could have a negative impact on our business.
Any of these items could negatively impact our financial condition and results of operations.

Aggressive pricing or operating strategies by our competitors could adversely affect our sales and results of operations.
The potassium-fertilizer industry is concentrated, with a small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations and more resources than we do. These larger producers may have greater leverage in pricing negotiations with customers and transportation providers. They also have a broader product portfolio, which may allow them to offer rebates or bundle products to offer discounts or incentives to gain a competitive advantage. They may also be able to mine their potash or langbeinite at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive pricing or operating strategies that disrupt the global and U.S. markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
Changes in the agricultural industry could exacerbate the cyclical nature of the prices and demand for our products or adversely affect the markets for our products.
Farmers attempt to apply the optimum amounts of fertilizer to maximize their economic returns. A farmer's decision about the application rate for each fertilizer, or the decision to forgo the application of a fertilizer, particularly potash and Trio®, varies from year to year depending on a number of factors. These factors include crop types, crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, or the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can impact the cyclical nature of the prices and demand for our products. In addition, farmers may buy and apply potash or Trio® in excess of current crop needs, which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products could be delayed to future periods.
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
Langbeinite is produced by us and one other company from a single resource located in Carlsbad, New Mexico. Additional competition in the market for langbeinite and comparable products exists and could increase in the future. Other companies could seek to create and market chemically similar alternatives to langbeinite, some of which could be superior to langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition. Further, recent increases in the supply of langbeinite by us and the other producer may continue to pressure the sales price of Trio®.
If potash or Trio® prices decline, we could be required to record additional write-downs of our long-lived assets, which could adversely affect our results of operations and financial condition.
We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if an asset's total estimated future cash flows on an undiscounted basis are less than the carrying amount of the related asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. For example, in the fourth quarter of 2015, we recorded impairment charges of approximately $324 million related to our East and West conventional mining facilities, and our North facility in Carlsbad, New Mexico, due to declining potash prices at the time.
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
We carry our inventories at the lower of cost or market. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, due to the steady decreases in our average net realized sales price per ton during the year ended December 31, 2017, we recorded lower-of-cost-or-market adjustments totaling $7.3 million.
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
Our East mine, surface, and support facilities are greater than 50 years old. As mining progresses at an underground mine, operations typically move further away from the shafts and, despite modernization through sustaining capital, fixed assets may require increased repair or refurbishment. These conditions increase the exposure to higher operating costs or the increased probability of incidents.
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
The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of reserves, which could adversely affect our production and our results of operations.
Ore bodies have complex geology. Our production is affected by the mineral content and other mineralogy of the ore. Our projections of ore grade may not be accurate. There are numerous uncertainties inherent in estimating ore grade, including many factors beyond our control. As the grade of our remaining ore reserves decreases over time, we need to process more ore to produce the same amount of saleable-grade product, increasing our costs and slowing our production. In addition, there are few opportunities to acquire more reserves in the areas around our current operations. If we are unable to process more ore to maintain current production levels, if the processing of more ore materially increases our costs, or if our ore grade projections are not accurate, our results of operations would be adversely affected.
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
There are numerous uncertainties inherent in estimating our potash and langbeinite reserves. As a result, our reserve estimates necessarily depend upon a number of assumptions, including the following:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate

•	future potash and Trio® prices, operating costs, capital expenditures, royalties, severance and excise taxes, and development and reclamation costs

•	future mining technology improvements

•	the effects of governmental regulation

•	variations in mineralogy
In addition, because reserves are estimates built on various assumptions, they cannot be audited for the purpose of verifying exactness. It is only after extraction that reserve estimates can be compared to actual values to adjust estimates of the remaining reserves. If any of the assumptions that we make in connection with our reserve estimates are incorrect, the amounts of potash and langbeinite that we are able to economically recover from our mines could be significantly lower than our reserve estimates. In addition, we periodically review the assumptions underlying our reserve estimates. If future events cause us to negatively adjust our previous assumptions, our reserve estimates could be adversely affected. In any of these events, our financial condition and results of operations could be adversely affected.
Weakening of foreign currencies against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations. Currency fluctuations could cause our results of operations to fluctuate.
The U.S. imports the majority of its potash, including from Canada, Russia, and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies weaken in comparison to the U.S. dollar, foreign suppliers may lower prices to increase sales volume while again maintaining a margin in their local currency. Currently, the U.S. dollar is still relatively strong in comparison to many foreign currencies, which has led to increased imports into the U.S. These activities could cause our sales prices and results of operations to decrease or fluctuate significantly.
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
We are subject to numerous federal and state laws and regulations covering a wide variety of business practices. Changes in these laws or regulations could require us to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations. In addition, new laws and regulations, or new interpretations of or enforcement practices with respect to existing laws and regulations, could similarly impact our business.
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
The physical effects of climate change could have an adverse effect on us and our customers. These effects could include changes in weather patterns including drought and rainfall levels, water availability, storm patterns and intensities, and temperature levels. These changes could have an adverse effect on our costs, production, or sales, especially with respect to our solar operations. These changes could also have an adverse effect on our agricultural customers, which in turn could reduce the demand or price for our products.
In addition, federal and state legislators and regulators regularly consider ways to mitigate climate change. Any new rules could have a significant impact on our operations and products and could result in substantial additional costs for us.
Our business depends on skilled and experienced workers, and our inability to find and retain quality workers could have an adverse effect on our development and results of operations.
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil fields, and another producer of langbeinite. If we are not able to attract and retain quality workers, the development of our business could suffer or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions, such as in 2016. The occurrence of any of these events could have an adverse effect on our results of operations. For example, in mid-2016, we idled our West mine and transitioned it into care-and-maintenance mode and transitioned our East mine to Trio®-only, resulting in our laying off a significant number of skilled employees in New Mexico. This may make it more difficult for us to re-hire skilled employees in the future.
Changes in the prices of energy and other important materials used in our business, or disruptions to their supply, could adversely impact our sales, results of operations, or financial condition.
Natural gas, electricity, chemicals, diesel, and gasoline are key materials that we purchase and use in the production of our products. The prices of these commodities are volatile.
Our sales and profitability are impacted by the price and availability of these materials. A significant increase in the price of these materials that is not recovered through an increase in the price of our products, or an extended interruption in the supply of these materials to our production facilities, could adversely affect our results of operations or financial condition. In addition, high natural gas or other fuel costs could increase input costs for end-users of our products, which could cause them to spend less on our products.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could increase our operating costs and decrease our revenue.
A portion of our revenue comes from the sale of potassium chloride for use in oil and gas drilling fluids. A decline in oil and gas drilling, especially in the areas around our production facilities, could reduce our sales into this industrial market. In addition, alternative products that have some of the same clay-inhibiting properties as potash are commercially available. These alternative products could temporarily or permanently replace some of our sales into the industrial market, where our average net realized sales price per ton is higher than it is for the agricultural market. If a significant amount of our sales shift from the industrial market to the agricultural market due to any of these factors, our revenue could decline and shipping costs could increase to reach these markets.
Increased costs could affect our per-ton profitability.
A substantial portion of our operating costs is comprised of fixed costs that do not vary based on production levels. These fixed costs include labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation. Any increase in fixed costs or decrease in production generally increases our per-ton costs and correspondingly decreases our per-ton operating margin. Beginning in December 2016, we curtailed our Trio® production to match expected demand and manage inventory levels. A significant increase in costs at any of our facilities could have an adverse effect on our profitability and cash flows, particularly during periods of lower potash and Trio® prices.
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
It is possible that oil and gas drilling in this area could limit our ability to mine valuable potash and langbeinite reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our reserves. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico. When appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our reserves or put at risk the safety of our employees. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our reserves. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our reserves, our reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
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
Also, our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, or by-products that we produce from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2017, approximately 22% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
We have less product diversification than nearly all of our competitors, which could have an adverse effect on our financial condition and results of operations.
A significant portion of our revenue comes from the sale of potash and langbeinite, whereas nearly all of our competitors are diversified, primarily into nitrogen- or phosphate-based fertilizer businesses or other chemical or industrial businesses. In addition, a majority of our sales are to customers in the U.S., and generally these customers are concentrated in key geographies where we have a freight advantage. As a result, we could be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business was more diversified and our sales more global. A decrease in the demand for potash and langbeinite would have an adverse effect on our financial condition and results of operations. Similarly, in periods when production exceeds demand, the price at which we sell our potash and langbeinite and our sales volumes would likely fall, which would adversely affect our results of operations and financial condition more than our diversified competitors.
Heavy precipitation or low evaporation rates at our solar solution mines could impact our potash production at those facilities, which could adversely affect our sales and results of operations.
All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations would be adversely affected.
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
Our operations, as well as those of our predecessors, have involved the use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt by-products, and process tailings. These operations resulted, or may have resulted, in soil, surface water, and groundwater contamination. At some locations, salt-processing waste, building materials (including asbestos-containing material), and ordinary trash may have been disposed of or buried in areas that have since been closed and covered with soil and other materials.

We could incur significant liabilities under environmental remediation laws such as CERCLA with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA and similar state laws, in some circumstances liability may be imposed without regard to fault or legality of conduct and one party may be required to bear more than its proportional share of cleanup costs at a site. Liability under these laws involves inherent uncertainties.
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
The mining and processing of potash and langbeinite also generate residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico facilities, the HB mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.
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
The mining business is capital intensive. We may find it necessary or desirable to make significant capital expenditures in the future to sustain or expand our existing operations and may not have, or have access to, the financial resources to pursue these expenditures. If costs associated with capital expenditures increase or if our earnings decrease significantly or we do not have access to the capital markets, we could have difficulty funding any necessary or desirable capital expenditures at an acceptable rate or at all. This could limit the expansion of our production or make it difficult for us to sustain our existing operations at optimal levels. Increased costs for capital expenditures could also have an adverse effect on the profitability of our existing operations and returns from our most recent strategic projects.
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
We rely on a variety of information technology and automated operating systems to manage or support our operations. The proper functioning of these systems is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as of a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these cybersecurity measures may not be adequate. Any significant disruption to our systems could adversely affect our business, reputation, and operating results.
Our business may be adversely affected by union activities.
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 9% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2020. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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

The market price of our common stock has historically experienced, and may continue to experience, volatility. For example, during 2017, the market price of our common stock ranged between $1.24 and $5.12. These fluctuations may continue because of numerous factors, including the following:

•	our operating performance and the performance of our competitors

•	the public's reaction to our press releases, other public announcements, or filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry

•	variations in general economic, market, and political conditions

•	changes in commodity prices or foreign currency exchange rates

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry, or our competitors

•	the other risks described in this report
Our financial position, cash flows, results of operations, and stock price could be materially adversely affected if commodity prices decline. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Our stock price may experience extreme volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.
Our stock is currently listed on the New York Stock Exchange (“NYSE”). For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. If we are unable to meet the NYSE’s listing standards, including the requirement that our common stock continue to trade at over $1.00 per share, the NYSE would delist our common stock. At that point, it is possible that our common stock could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including reduced liquidity for stockholders; reduced trading levels for our common stock; limited availability of market quotations or analyst coverage of our common stock; stricter trading rules for brokers trading our common stock; and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. Volatility of our common stock may make it difficult for you to resell shares of our common stock when you want or at attractive prices.
The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock, including pursuant to our at-the-market offering program, or by our announcement that the issuances and sales may occur.
We cannot predict the size of future issuances or sales of shares of our common stock, including those made pursuant to our at-the-market offering program or in connection with future acquisitions or capital raising activities, or the effect, if any, that the issuances or sales may have on the market price of our common stock. In addition, the sales agent for our at-the-market offering program will not engage in any transactions that stabilize the price of our common stock. The issuance and sale of substantial amounts of shares of our common stock, including issuances and sales pursuant to our at-the-market offering program, or announcement that the issuances and sales may occur, could adversely affect the market price of our common stock.
We do not anticipate paying cash dividends on our common stock.
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future, subject to the terms of our debt agreements. A decision to pay a dividend would depend upon, among other factors, our results of operations, financial condition, and cash requirements and the terms of our debt agreements at the time a payment is considered.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our current certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions provide for the following:

•	allow our board of directors to create and issue preferred stock with rights senior to those of our common stock without prior stockholder approval, except as may be required by NYSE rules

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates

•	prohibit stockholders from calling special meetings of stockholders

•	prohibit stockholders from acting by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders

•	require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting

•	classify our board of directors so that only some of our directors are elected each year
These provisions also may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our stockholders receiving a premium over the market price of the common stock they own.
We may issue additional securities, including securities that are senior in right of dividends, liquidation, and voting to our common stock, without your approval, which would dilute your existing ownership interests.
Our board of directors may issue shares of preferred stock or additional shares of common stock without the approval of our stockholders, except as may be required by NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation, or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:

•	our pre-existing stockholders’ proportionate ownership interest in us will decrease

•	the relative voting strength of each previously outstanding common share may diminish

•	the market price of the common stock may decline
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of Intrepid or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover Intrepid downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Properties
We produce potash at three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, a solution mine in Moab, Utah, and a brine recovery mine in Wendover, Utah. Additionally, we operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. We also have the West facility, which is a conventional underground potash mine that is not in operation and is in care-and-maintenance mode.

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
The stipulations on our leases are subject to periodic readjustment by the state and federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of ten years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of ten years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. Our federal leases are for indefinite terms subject to readjustment every 20 years. As of December 31, 2017, approximately 22% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years. Only 0.2% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes in areas near our Carlsbad, New Mexico, facility, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells and flooding of new solution mine caverns. Although not in our current plans, we also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of conventional reserves.
Our leased office space in Denver, Colorado, is approximately 25,500 square feet and has a term extending through March 31, 2019.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (produced from sylvite ore) and langbeinite (marketed as Trio®) reserves each have substantial life, with remaining reserve life ranging from 14 years to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2017, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us as described in footnote one below the table. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2017.

Our Proven and Probable Reserves 1

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl
Potash
West [2]	1931	Underground	71	102,960	23.0%	19,730	57,170	22.4%	10,710
East	1965	Underground	14	21,620	22.0%	3,640	14,620	22.7%	2,500
HB Mine [2,9]	2012	Solution	39	18,680	37.1%	6,310	2,190	40.2%	800
Moab	1965	Solution	100+	29,890	42.5%	11,890	32,110	44.0%	14,800
Wendover [10]	1932	Brine Evaporation	30	—	—	—	—	0.7%	3,100
Total Potash					30.6%	41,570		30.8%	31,910

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite
Langbeinite
East [8,11]	1965	Underground	92	96,120	30.0%	28,830	69,370	29%	22,160

[1]
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2017. Agapito's analysis for the West, East and HB mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2017, 2016, and 2015. As a result of Agapito's 2017 review, sylvite reserves in the West and East mines and the langbeinite reserves in the East mine decreased compared to previously reported reserves. The reduction was primarily due to an increased economic cut-off grade for both sylvite and langbeinite ore reserves and for depletion for the 2017 production from the East mine. The HB mine reserve estimate decreased due to depletion for 2017 production from the HB mine. The Moab property reserves are based on Agapito's 2015 mine reserve estimate adjusted for depletion for the 2016 and 2017 production. The Wendover property reserves are based on Agapito's 2015 brine aquifer reserve estimate. However, depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by, and within the mining industry, and that are consistent with the requirements of U.S. securities laws.

[2]
These mines, excluding the HB and West mines, have operated in a substantially continuous manner since the dates set forth in this table. The HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. In July 2016, we transitioned our West facility into care-and-maintenance mode due to a decline in potash prices.

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

[4]
Generally, "proven reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well-defined that the size, shape, depth, and mineral content of the reserves are well-established. Proven reserve tonnages are computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices, and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The data points for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

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

[7]
"Probable reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that we believe with reasonable certainty that access to the reserves can be obtained, even though currently-issued permits are not required. Probable reserve tonnages are computed by projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices, and operating costs from available ore zone measurements as observed either in drill holes using cores or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.

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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and by-products for the years ended December 31, 2017, 2016, and 2015.
Solution Mines

•	Potash ore at HB is mined from idled original mine workings in the Carlsbad, New Mexico, area.

•
The HB mine has a current estimated productive capacity of 180,000 tons annually. The productive capacity may vary between approximately 160,000 and 200,000 tons of potash, primarily due to evaporation rates. Potash produced from our HB mine is shipped to the North facility for compaction.

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

•
The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically varied resulting in actual production between approximately 65,000 and 100,000 tons of potash.

Conventional Underground Mines

•	Sylvite and langbeinite ore at our Carlsbad locations occurs in a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.

•
The West mine was idled in July 2016 and placed in care-and-maintenance mode. When operational, it has an estimated productive capacity of approximately 400,000 tons of red potash annually. Potash produced from our West mine was shipped to the North facility for compaction.

•
The East mine was converted to a Trio®-only operation in April 2016 and potash is no longer produced from the East mine. The Trio® productive capacity of the East mine increased in 2016 as a result of the transition to a Trio®‑only operation. The East mine has a current estimated productive capacity of approximately 400,000 tons of Trio® annually, based on current design.

Compaction Facility

•	The North facility receives compactor feed from the HB mine via truck and converts the compactor feed to finished granular-sized product and standard-sized product.
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
North Mine

•
The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced from the HB mine. Two abandoned mine shafts, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our long-term mine planning efforts, we may choose to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash.

Production of Our Primary Products
One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2017, 2016, and 2015:

(tons in thousands)	Year Ended December 31,
	2017			2016			2015
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
West	—		—	1,425	11.9%	191	2,532	11.1%	322
East [2]	—		—	1,935	7.9%	32	2,368	7.8%	145
HB	728	18.0%	172	587	16.1%	124	695	14.9%	134
Moab	472	16.7%	109	429	16.6%	97	411	16.0%	93
Wendover	362	15.9%	78	239	16.3%	49	379	16.2%	74
	1,562		359	4,615		493	6,385		768
Langbeinite
East [2]	1,177	8.0%	243	1,935	6.2%	279	2,368	4.7%	162
Total Primary Products			602			772			930
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
In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and Intrepid Potash, Inc., in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico (the “State Court Matter”). Mosaic subsequently amended its complaint to add Intrepid Potash - New Mexico, LLC, as a second defendant.  Mr. Gamble is a former employee of both Intrepid and Mosaic. The complaint alleged violations of law relating to alleged misappropriation of Mosaic’s trade secrets and other issues. In August 2015, the court in the State Court Matter denied Mosaic’s application for preliminary injunction.
In July 2016, Mosaic filed a complaint against Mr. Gamble and both Intrepid Potash, Inc., and Intrepid Potash - New Mexico, LLC, in US District Court for the District of New Mexico (the “Federal Court Matter”). The complaint alleged violations of law relating to alleged misappropriation of Mosaic’s confidential information, including a Computer Fraud and Abuse Act and additional claims.
In a series of filings in December 2017 and January 2018, the parties removed the State Court Matter to federal court and consolidated it with the Federal Court Matter, resulting in one consolidated lawsuit pending in the US District Court for the District of New Mexico.   Mosaic alleges against Intrepid Potash, Inc., and Intrepid Potash - New Mexico, LLC, violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys’ fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets.  The lawsuit is progressing through discovery.  We are vigorously defending against the lawsuit.
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
Our East, West, and North facilities in New Mexico are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under federal law. Exhibit 95.1 to this Annual Report on Form 10-K provides the information concerning mine safety violations and other regulatory matters required by SEC rules. Our Utah and HB facilities are subject to regulation by OSHA and, therefore, are not required to be included in the information provided in Exhibit 95.1.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI".
The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the NYSE:

	High	Low
2017
Quarter ended December 31, 2017	$5.12	$3.42
Quarter ended September 30, 2017	$4.43	$2.24
Quarter ended June 30, 2017	$2.72	$1.58
Quarter ended March 31, 2017	$2.53	$1.24
2016
Quarter ended December 31, 2016	$3.04	$0.93
Quarter ended September 30, 2016	$1.68	$1.05
Quarter ended June 30, 2016	$1.83	$0.85
Quarter ended March 31, 2016	$3.26	$0.65

Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group consisting of Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc. for the period beginning on December 31, 2012, through December 31, 2017, assuming an initial investment of $100 and the reinvestment of dividends. On January 1, 2018, Potash Corporation of Saskatchewan Inc. and Agrium Inc. merged to form Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2012	$100.00	$100.00	$100.00	$100.00
December 31, 2013	$74.40	$88.24	$132.39	$120.38
December 31, 2014	$65.19	$96.73	$150.51	$124.46
December 31, 2015	$13.86	$64.72	$152.59	$108.99
December 31, 2016	$9.77	$76.22	$170.84	$131.09
December 31, 2017	$22.36	$85.93	$208.14	$163.98

Holders
As of February 16, 2018, we had 66 record holders of our common stock based upon information provided by our transfer agent.

Dividends
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future, subject to the terms of our debt agreements. A decision to pay a dividend would depend upon, among other factors, our results of operations, financial condition, and cash requirements and the terms of our debt agreements at the time a payment is considered.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2017, through October 31, 2017	—	—	—	N/A
November 1, 2017, through November 30, 2017	159,457	$3.91	—	N/A
December 1, 2017, through December 31, 2017	—	—	—	N/A
Total	159,457	$3.91	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our historical selected financial data for the periods indicated (in thousands, except per share data). The selected financial data should be read together with the other information contained in this document, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited historical financial statements and notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2017	2016	2015	2014	2013
Sales	$157,607	$210,948	$287,183	$410,389	$336,312
Net (loss) income	$(22,910)	$(66,633)	$(524,776)	$9,761	$22,275
Basic and diluted (loss) earnings per share:	$(0.20)	$(0.88)	$(6.94)	$0.13	$0.30

	December 31,
	2017	2016	2015	2014	2013
Total assets	$511,054	$540,901	$639,969	$1,166,119	$1,174,590
Total debt, net	$63,337	$133,434	$149,485	$149,402	$149,318

	December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents, and investments	$1,068	$4,464	$63,629	$89,879	$25,113
Stockholders' equity	$402,553	$363,371	$426,526	$947,285	$933,971

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
Overview
We are the only producer of potash in the United States and are one of two global producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, which is recorded in other operating income. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to our cost of goods sold. These by-product credits represented approximately 4% to 9% of total cost of goods sold in each of the last three years.
We produce potash from three solution mining facilities: our HB solar solution mine in Carlsbad, New Mexico, a solar solution mine in Moab, Utah, and a brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which services the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®-only facility. In July 2016, we idled mining operations at our West facility in Carlsbad, New Mexico, and transitioned it into a care-and-maintenance mode due to the decline in potash prices at that time.
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities include additional solution mining activities, additional recoveries of langbeinite, development of by-product and water markets, and acceleration of production from our reserves.
Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect these trends to continue to impact our results of operations, cash flows, and financial position.

•
Trio® pricing and demand. Our 2017 Trio® sales volume increased by 57% over 2016 due to stronger domestic demand and increased international sales. However, pricing pressure from competitors lowered our average net realized sales price per ton for Trio® by 32% to $196 for 2017 compared to $287 for 2016, resulting in a gross deficit in our Trio® segment for 2017. Domestically, we expect pricing pressure from competitors to continue. In December 2017, we announced a price increase for Trio®, which we believe may indicate that the sales price is stabilizing after a sustained period of price declines that began in the second half of 2016. Internationally, freight costs incurred to ship product have negatively impacted our average net realized sales price per ton.

We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally see fewer purchases and increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year, although this trend may change as we increase international sales and adjust production volumes. We continue our efforts to expand our marketing reach for Trio®. Given the current pricing environment, we intend to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
We have been expanding our Trio® marketing efforts outside the United States. As a result, in 2017, we sold more tons of Trio® internationally than at any other time in our history.

•
Potash pricing and demand. Our average net realized sales price for potash increased in 2017 to $238 per ton compared to $195 per ton for 2016. Over this same period, however, our potash sales decreased by 40% as we had fewer tons to sell after the transition of our East facility to Trio®-only in April 2016, and the idling of our West facility in July 2016. With lower production, we can be more selective in our sales to maximize our sales prices, which benefited our average net realized sales price and results for the year. During 2017, we increased our percentage of sales into the industrial and feed markets, which generally have higher average net realized sales prices than sales into the agricultural market.

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

We also produce salt, magnesium chloride, and brines as by-products of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities. The sales of these by-products are accounted for as by-product credits to our cost of goods sold.

•
Debt repayments and interest rates. During 2017, we repaid a total of $75 million of principal on our senior notes, decreasing the outstanding principal balance to $60 million at December 31, 2017, from $135 million at December 31, 2016. Of the $75 million, $57.2 million came from the net proceeds from an underwritten public offering of our common stock in the first quarter of 2017, $5.5 million came from the sale of an asset, and the remainder came from cash generated from operations. The interest rates that we pay under our senior notes may adjust quarterly based on our financial performance. As our financial performance improved in 2017, our weighted-average interest rates under our senior notes decreased from 8.32% for the first 10 months of 2017, to 4.32% beginning November 1, 2017. We expect our interest rates to remain at this level for 2018.

•
Weather impact. Our solar facilities experienced average to above-average evaporation rates during the 2016 evaporation season. As a result, our potash production from our solar solution facilities for 2017 increased compared to 2016. We experienced average evaporation rates during the 2017 evaporation season, which will moderate 2018 potash production.

•
Growth strategy. We are in the process of implementing or considering initiatives designed to maximize the value of our existing assets, such as through increased potash and Trio® production, and increased sales of water, salt, and brine. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets, through the acquisition of companies or assets or otherwise. These efforts are at a very early exploratory stage and may not come to fruition.

Consolidated Results

(in thousands)	Year Ended December 31,
	2017	2016	2015
Sales	$157,607	$210,948	$287,183

Cost of Goods Sold[1]	$105,795	$170,852	$217,821

Gross Margin (Deficit)	$5,779	$(29,247)	$(15,477)

Net Loss	$(22,910)	$(66,633)	$(524,776)

Production Volume (in thousands of tons):
Potash	359	493	768
Langbeinite	243	279	162
Sales Volume (in thousands of tons):
Potash	352	681	587
Trio®	229	146	163

Average Net Realized Sales Price per Ton[2]
Potash	$238	$195	$339
Trio®	$196	$287	$364

1Cost of goods sold is presented net of by-product credits which were $10.6 million, $9.0 million and $7.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
2Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results for the Years Ended December 31, 2017, and 2016
Total sales in 2017 decreased as compared to 2016 due to significantly lower sales volume for potash as we had fewer tons to sell after the transition of our East facility to Trio®-only in April 2016, and the idling of our West facility in July 2016. In addition, total sales were negatively impacted by a lower average net realized sales price per ton for Trio® due to pricing pressure from competitors and higher freight costs for international sales. These decreases were partially offset by an increase in average net realized sales price per ton for potash and increased Trio® sales volume due to selling more tons internationally as we expand our marketing reach. During the years ended December 31, 2017, and 2016, 87% and 98%, respectively, of our total sales were in the United States, with the remaining sales primarily into Canada, Asia, and Latin America.
Cost of goods sold in 2017 decreased as compared to 2016 as all of our 2017 potash production now comes from our lower-cost solar evaporation solution mining facilities. During 2016, we stopped producing potash from our East and West conventional mining facilities, which previously represented our highest cost facilities. In addition, we increased by-products sales, which are recorded as a credit to our cost of goods sold.
During 2016, we recorded $20.4 million of lower-of-cost-or-market adjustments primarily related to the potash segment due to declining average net realized sales prices. During 2017, potash prices stabilized. However, we recorded $7.3 million of lower-of-cost-or-market adjustments primarily related to the decreases in Trio® pricing as compared to our carrying cost of Trio® inventory.
Net loss decreased in 2017 as compared to 2016 primarily due to the increase in our potash average net realized sales price per ton, the decrease in our total cost of goods sold and an increase in water and by-products sales.
Debt Restructuring Expense
In 2016, we had debt restructuring expense of $3.1 million relating to professional fees paid to third parties in connection with the restructuring of our senior notes and credit facility. We did not have any debt restructuring expense in 2017.

Restructuring Expense
In 2017, we reduced our Trio® production to manage our product inventory levels. In connection with this action, we recorded $0.3 million in restructuring expense, primarily for severance related activities, all of which was paid in 2017.
In 2016, we recorded restructuring expenses of $2.7 million related to the conversion of our East facility to Trio®-only and the idling of our West facility.
Other Operating (Income) Expense
For 2017, we recorded other operating income of $2.8 million, which included $6.3 million in water sales, partially offset by the loss on the sale of an asset of approximately $1.7 million, a $1.1 million increase in the allowance for stores inventory obsolescence, and the recording of a one-time $0.6 million accrual related to land impact issues on or adjacent to our property in New Mexico.
For 2016, we recorded other operating income of $1.7 million primarily due to insurance proceeds received for damaged property during a December 2015 snowstorm in New Mexico, and an adjustment for compensating taxes.
Interest Expense
Interest expense increased $0.1 million in 2017 as compared to 2016. Included in interest expense for 2017 was $3.0 million of expense relating to make-whole payments in conjunction with principal prepayments of $75 million made on our senior secured notes, compared to $0.8 million relating to a make-whole payment in conjunction with a principal prepayment of $15 million made on our senior secured notes in 2016. This increase was offset by a decrease in interest on our senior secured notes of $2.2 million as our outstanding principal balance decreased throughout 2017. The weighted-average interest rates on the senior notes decreased from 8.32% to 4.32% beginning November 1, 2017.
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
Debt Restructuring Expense
In 2016, we had debt restructuring expense of $3.1 million relating to professional fees paid to third parties in connection with the restructuring of our senior notes and credit facility. We did not have any debt restructuring expense in 2015.
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
Interest Expense
Interest expense increased to $11.6 million in 2016, as compared to $6.4 million in 2015. This increase was the result of higher interest rates on our senior notes required as part of an amendment to the notes in 2016; an accelerated maturity date for our previous unsecured credit facility during 2016, which necessitated the expensing of deferred financing costs related to that facility; and the expensing of a modified make-whole payment related to a $15 million principal payment on our senior notes.
Potash Segment Results

	Year Ended December 31,
(in thousands)	2017	2016	2015
Sales	$95,540	$159,494	$217,467
Less: Freight costs	11,818	26,661	18,262
Warehousing and handling costs	5,555	8,439	11,213
Cost of goods sold[1]	61,948	134,017	172,355
Lower-of-cost-or-market inventory adjustments	550	18,380	31,772
Costs associated with abnormal production and other	—	649	10,405
Gross Margin (Deficit)	$15,669	$(28,652)	$(26,540)
Depreciation, Depletion, and Amortization Incurred[2,3]	$27,839	$37,936	$68,562
Sales Volumes (tons in thousands)	352	681	587
Production Volumes (tons in thousands)	359	493	768
Average Net Realized Sales Price per Ton[4]	$238	$195	$339
1Cost of goods sold is presented net of by-product credits which were $10.6 million, $9.0 million and $7.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
2Depreciation, depletion and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Depreciation expense decreased in 2016 compared to 2015 as a result of the impairment charge discussed above in the "Consolidated Results" section.
4Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2017, and 2016
Sales of potash decreased 40% for 2017, compared to 2016 primarily due to a 48% decrease in sales volume, partially offset by a 22% increase in average net realized sales price per ton for potash.

Potash sales volumes decreased as we had fewer tons to sell after the transition of our East facility to Trio®-only in April 2016 and the idling of our West facility in July 2016. With lower potash production, we have been more selective in our sales to maximize our sales prices which benefited our results for the year.
Potash freight costs decreased 56% in 2017, compared to 2016, as we sold fewer tons. In addition, we continue to be more strategic about selling into areas where we have a geographic advantage, which positively impacts freight costs. Freight costs also are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Cost of goods sold of potash decreased in 2017 compared to 2016 due to decreased sales and lower production costs as we no longer produce potash from higher-cost conventional mines. Depreciation, depletion, and amortization expense for potash decreased in 2017 as compared to 2016 because we accelerated depreciation on the potash assets at our East facility in the first quarter of 2016, in anticipation of the transition to Trio®-only production. Additionally, by-product sales, which are recorded as a credit to cost of goods sold, increased in 2017. During 2016, we recorded $18.4 million of lower-of-cost-or-market adjustments due to declining average net realized sales prices. As price stabilized in 2017, only $0.6 million of lower-of-cost-or-market adjustments for potash were recorded for the year ended December 31, 2017.
Production volume of potash decreased 27% in 2017, compared to 2016 as we stopped producing potash at our East and West facilities in 2016. All of our potash production in 2017 came from solar solution mining facilities, as compared to 55%, or 270,000 tons in 2016.
We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production. The assessment of normal production levels is judgmental and unique to each period. We recorded costs associated with abnormal production and other costs of $0.6 million in 2016, as potash production was temporarily suspended at the East facility related to testing for the conversion to Trio®-only production.

Potash Segment Results for the Years Ended December 31, 2016, and 2015
We sold 681,000 tons of potash in 2016 compared with 587,000 tons in 2015. In late 2015, there was significant uncertainty surrounding declining potash prices resulting from global and domestic potash supplies exceeding demand. As a result, customers limited their exposure to inventory price risk and deferred purchases. In 2016, we saw increased purchases based on farmer demand.
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
Total cost of goods sold of potash, which includes royalties and depreciation, depletion and amortization, decreased in 2016 compared to 2015 as we recorded less depreciation in 2016 due to the impairment of long-lived assets recorded in the fourth quarter of 2015. Further, our potash cost of goods sold also benefited from the direct expensing of lower-of-cost-or-market adjustments and abnormal production costs related to reduced production at our East facility. We recorded lower-of-cost-or-market inventory adjustments, and costs associated with abnormal production and other costs, during 2016, of $18.4 million and $0.6 million respectively, which are excluded from our cost of goods sold.
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
Potash Segment - Additional Information
The table below shows our potash sales mix for 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Agricultural	77%	89%	75%
Industrial	10%	5%	17%
Feed	13%	6%	8%
Historically, sales into the industrial and feed markets have carried a higher average net realized sales price per ton compared to sales into the agricultural market. As a result, we continue to work to increase the percentage of potash sales into the industrial and feed markets, which had a positive effect on our average net realized sales price per ton in 2017. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity to increase our industrial sales volumes to more historical percentages of our total volume, which have averaged 16% over the past ten years.

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2017	2016	2015
Sales	$62,067	$51,454	$69,716
Less: Freight costs	17,221	9,595	10,461
Warehousing and handling costs	4,115	2,567	2,726
Cost of goods sold	43,847	36,835	45,466
Lower-of-cost-or-market inventory adjustments	6,774	1,994	—
Costs associated with abnormal production and other	—	1,058	—
Gross (Deficit) Margin	$(9,890)	$(595)	$11,063
Depreciation, Depletion, and Amortization incurred[1,2]	$6,783	$3,836	$16,993
Sales Volumes (tons in thousands)	229	146	163
Production Volumes (tons in thousands)	243	279	162
Average Net Realized Sales Price per Ton[3]	$196	$287	$364
1Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
2Depreciation expense decreased in 2016 compared to 2015 as a result of the impairment charge discussed above in the "Consolidated Results" section.
3Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."

Trio® Segment Results for the Years Ended December 31, 2017, and 2016
Trio® sales increased 21% in 2017 compared to 2016, due to a 57% increase in sales volume, offset by a 32% decrease in the average net realized sales price per ton of Trio®. The increase in sales volume was due to selling more tons internationally as we continue our efforts to expand our marketing reach for Trio®. Our average net realized sales price per ton of Trio® was negatively impacted by pricing pressure from competitors and higher freight costs for international sales.
Trio® freight costs increased 79% for 2017 compared to 2016 due to the increase in sales volumes and an increase in international sales, which carry higher freight costs.
Trio® cost of goods sold increased 19% in 2017 compared to 2016 due to the increase in sales volume in 2017. For the years ending December 31, 2017 and 2016, our Trio® cost of goods sold benefited from the direct expensing of lower-of-cost-or-market inventory adjustments of $6.8 million and $2.0 million, respectively, which are excluded from our cost of goods sold.

The lower-of-cost-or-market inventory adjustments related to the decreases in Trio® pricing as compared to our carrying cost of Trio® inventory.
Trio® production decreased 13% in 2017 compared to 2016 as we curtailed production in 2017 to manage our product inventory levels.
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

Trio® Segment - Additional Information
The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2017	72%	28%
For the year ended December 31, 2016	94%	6%
For the year ended December 31, 2015	91%	9%
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
The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.

Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our potash and Trio® products, less credits generated from the sale of our by-products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Prior to 2017, we experienced variability in our cost of goods sold due to the mix of product that we produced through conventional and solar solution mining. Our potash cost of goods sold per ton for our solar solution facilities is less than it previously was for our conventional facilities. Since July 2016, all of our potash production comes from solar solution mining. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties that are variable, which make up a smaller component of our cost base. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, downtime, and annual maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility. Prior to converting our East facility to a Trio®-only facility, we mined in a complex, mixed ore body comprised of both sylvite and langbeinite. This complex ore was processed through a singular product flow at the surface facility. As a result of this complex ore body and the related complexities of processing the mixed ore at the surface, our cost structure at our East facility was our highest cost facility. Subsequent to the transition to mining in langbeinite areas and the conversion of our East facility to Trio®‑only, our cost structure was reduced as the process flow was simplified.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 4.6%, 4.2%, and 4.1% in 2017, 2016, and 2015, respectively.
Income Taxes
We are a subchapter C corporation and, therefore are subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each reporting period we analyze if any additional valuation allowance is necessary using historical and anticipated earnings amounts to determine if it is more likely than not that amounts will not be recovered. We have concluded valuation allowances of $221.6 million, $326.1 million, and $300.6 million were required as of December 31, 2017, 2016, and 2015, respectively.
The amount of valuation allowance decreased significantly in 2017 as compared to 2016 as a result of re-computing our deferred tax assets at the lower enacted tax rate when these items will be recovered due to the recently passed Tax Cuts and Jobs Act. The resulting decrease in our deferred tax assets correlates to a corresponding decrease in the valuation allowance. Our effective tax rate for the years ended December 31, 2017, 2016, and 2015 was 10.8%, 2.0%, and (40.0)%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.
During the year ended December 31, 2017, our effective tax rate was primarily impacted by a $115.5 million decrease to our deferred tax assets resulting from a rate change under the Tax Cuts and Jobs Act, and a net decrease to our valuation allowance of $104.5 million primarily from the Tax Cuts and Jobs Act's corresponding decrease to the valuation allowance. We also recorded a receivable of $2.6 million related to the monetization of our alternative minimum tax carryforwards based on a carryback, an election available to taxpayers for 2017, and on monetization made available from the Tax Cuts and Jobs Act.
During the year ended December 31, 2016 our effective tax rate was impacted primarily by the recording of an addition to our valuation allowance of $25.5 million relating to deferred tax assets, including $34.6 million for federal and state net operating losses offset by reductions in the valuation allowance relating to deferred tax assets, including $6.7 million for property, plant, equipment and mineral properties, and $5.6 million for inventory. We also recorded a receivable of $1.4 million related to the monetization of a portion of our alternative minimum tax carryforwards based on an election made available to taxpayers for 2016.

During the year ended December 31, 2015, our effective tax rate was impacted primarily by recording an additional valuation allowance of $300.3 million related to existing deferred tax assets, including $218.8 million for property, plant, equipment and mineral properties, $39.3 million for federal and state net operating losses, and $4.2 million for federal and state alternative minimum tax credits. The additional valuation allowance was recorded due to the uncertainty around our ability to generate sufficient taxable income to realize the deferred tax assets.
During the year ended December 31, 2017, we recognized a tax benefit of $2.8 million. During the years ended December 31, 2016, and 2015, we recognized an income tax benefit of $1.4 million, and income tax expense of $150.0 million, respectively. In 2017, 2016, and 2015, we incurred net operating losses for income tax purposes, which have been carried forward as a deferred tax asset.
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

Liquidity and Capital Resources
As of December 31, 2017, we had cash of $1.1 million, compared with cash of $4.5 million at December 31, 2016.
In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.2 million, which was used to partially repay indebtedness. In September 2017, we also issued 0.5 million shares of common stock under our at-the-market offering program for net proceeds of $1.9 million, which was used for general corporate purposes.
Our operations have primarily been funded from cash on hand and cash generated by operations. We continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing debt and its related interest expense. We may at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets, including through our at-the-market offering program, in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms to all.
We also have the ability to borrow under our credit facility, to the extent available and subject to the limitations described below under the heading "Credit Facility." At December 31, 2017, we had outstanding borrowings under our credit facility of $3.9 million and had $22 million available under the facility. We may use our credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, capital investments. With the availability under our credit facility and future cash generated from operations, we believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the years ended December 31, 2017, 2016, and 2015:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows provided by (used in) operating activities	$17,215	$(18,270)	$22,690
Cash flows (used in) provided by investing activities	$(7,852)	$32,510	$(79,577)
Cash flows used in financing activities	$(12,759)	$(19,083)	$(1,395)

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
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2017, was $17.2 million, an increase of $35.5 million compared with the year ended December 31, 2016. The primary driver of this increase was an overall decrease in expenses leading to a $43.7 million decrease in our net loss for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Investing Activities
Total cash provided by investing activities decreased $40.4 million in 2017, compared to 2016. In 2016, we sold all of our investments to fund operations. The change from proceeds from the sale of investments in 2016, was offset in 2017, by the sale of an asset and less capital expenditures
Financing Activities
Total cash flows used in financing activities decreased $6.3 million in 2017, as compared to 2016, due to the repayment of $75 million of Notes, partially offset by the proceeds from the equity offerings.
Senior Notes
As of December 31, 2017, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025

We originally issued $150 million of the Notes in 2013. Since the beginning of the fourth quarter of 2016, we have repaid an aggregate principal amount of $90 million of the Notes, including $75 million paid in the year ended December 31, 2017. In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $10 million of the Notes, together with accrued interest and a make-whole amount, on or before December 31, 2018, of which none had been paid as of December 31, 2017. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be based on our financial performance as measured by certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which is measured quarterly through March 2018, of negative $7.5 million. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $25.9 million for the four quarters ended December 31, 2017, satisfying the adjusted EBITDA covenant.

•
The agreement requires us to maintain minimum liquidity of $15 million as of the last day of any month ending on or prior to March 31, 2018, and monthly thereafter if we do not meet certain financial covenants. Liquidity is calculated as unencumbered cash and unused availability under our credit facility. Our liquidity as calculated under the agreement was $23.1 million as of December 31, 2017, satisfying the liquidity covenant.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and

December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our fixed charge coverage amount is calculated as adjusted EBITDA for the prior four quarters, minus capital expenditures, cash paid for income taxes, and interest expense plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters; and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness. As of December 31, 2017, our fixed charge coverage amount was a negative $0.5 million, our leverage ratio was 2.5 to 1.0, and our fixed charge coverage ratio was 0.9 to 1.0.

•
The interest rates on the Notes may adjust quarterly based on our leverage ratio and an adjusted fixed charge coverage ratio. As our financial position improves as measured by these ratios, we pay lower interest rates under the Notes. For the ten months ended October 31, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes were reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests. We currently expect to satisfy these tests.

•	We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2017.
Our outstanding long-term debt, net, as of December 31, 2017, and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Notes, at carrying value	$60,000	$135,000
Less current portion of Notes	(10,000)	—
Less deferred financing costs	(563)	(1,566)
Long-term portion of Notes, net	$49,437	$133,434
Credit Facility
In October 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the agreement to be used to make payments on the Notes.
The credit facility allows us to borrow up to $35 million, subject to monthly borrowing base limits based on our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the year ended December 31, 2017, we borrowed $22.0 million and repaid $18.1 million under the facility. As of December 31, 2017, we had $3.9 million of borrowings outstanding and $3.1 million in outstanding letters of credit under the facility. Considering the outstanding borrowings and letters of credit, and the fixed charge coverage ratio requirement described above, we have $22.0 million available under the facility as of December 31, 2017. We were in compliance with the applicable covenants under the facility as of December 31, 2017.

At-the-Market Offering Program
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. In September 2017, we issued 539,110 shares of common stock under the at-the-market offering program for gross proceeds of $2.2 million. We paid sales commissions to our sales agent of $0.1 million and incurred other offering related expenses of $0.2 million. Net proceeds of $1.9 million were used for general corporate purposes. After taking into account the gross proceeds received under the at-the-market offering program in September 2017, we have remaining capacity to issue up to $37.8 million of additional shares of common stock under the program.

Capital Investments
We expect to make capital investments in 2018 of $12 million to $16 million, the majority of which we expect to be sustaining capital. We anticipate our 2018 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
During 2017, we paid cash of $13.5 million for capital projects, the majority of which was sustaining capital.
Contractual Obligations
As of December 31, 2017, we had contractual obligations totaling $159.4 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2018	2019	2020	2021	2022	More Than 5 Years
	(In thousands)
Long-term debt	$60,000	$10,000	$—	$20,000	$—	$—	$30,000
Variable rate interest obligations on long-term debt[1]	11,684	2,689	2,247	1,785	1,412	1,412	2,139
Operating lease obligations[2]	6,663	2,400	1,369	977	661	442	814
Purchase commitments[3]	5,702	5,682	20	—	—	—	—
Asset retirement obligation[4]	59,434	35	—	2,597	1,325	1,325	54,152
Minimum royalty payments[5]	15,875	635	635	635	635	635	12,700
Total	$159,358	$21,441	$4,271	$25,994	$4,033	$3,814	$99,805

[1]
See "Senior Notes" section above for more detail on the variable rate interest associated with our long-term debt. Amounts in the table above represent interest calculated at rates in effect as of December 31, 2017.

[2]	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, railcars, and other equipment.

[3]	Purchase contractual commitments include the approximate amount due to vendors for non-cancelable purchase commitments for materials and services.

[4]
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2022. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today's dollars and are undiscounted.

[5]	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements aside from the operating leases described above under "Contractual Obligations" and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from our estimates and assumptions, and these differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2017, included elsewhere in this Annual Report on Form 10-K.

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
Parts inventory, including critical spares, that is not expected to be used within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-

moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Stock‑Based Compensation
We account for stock‑based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted common stock, performance units, and non‑qualified stock options, all of which are subject to service conditions, and in some cases, are subject to performance or market based conditions. The expense associated with these awards is recognized over the service period associated with each issuance.

Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, from time to time we use "average net realized sales price per ton," which is a non-GAAP financial measure, to monitor and evaluate our performance. This non-GAAP financial measure should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our presentation of this non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
We believe average net realized sales price per ton provides useful information to investors for analysis of our business. We use this non-GAAP financial measure as one of our tools in comparing period-over-period performance on a consistent basis and when planning, forecasting, and analyzing future periods. We believe this non-GAAP financial measure is used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.
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

Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP measure for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017
	Potash	Trio®	Total
Sales	$95,540	$62,067	$157,607
Freight costs	11,818	17,221	29,039
Subtotal	$83,722	$44,846	$128,568

Divided by:
Tons sold (in thousands)	352	229
Average net realized sales price per ton	$238	$196

	Year Ended December 31, 2016
	Potash	Trio®	Total
Sales	$159,494	$51,454	$210,948
Freight costs	26,661	9,595	36,256
Subtotal	$132,833	$41,859	$174,692

Divided by:
Tons sold (in thousands)	681	146
Average net realized sales price per ton	$195	$287

	Year Ended December 31, 2015
	Potash	Trio®	Total
Sales	$217,467	$69,716	$287,183
Freight costs	18,262	10,461	28,723
Subtotal	$199,205	$59,255	$258,460

Divided by:
Tons sold (in thousands)	587	163
Average net realized sales price per ton	$339	$364

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash and Trio® are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. Generally, we do not enter into long-term sales contracts for these products, so prices vary for each particular transaction depending on the market into which we are selling and the individual bids that we receive.
Our sales and profitability are determined principally by the price of potash and Trio® and, to a lesser extent, by the price of natural gas and other commodities used in production. The price of potash and Trio® is influenced by agricultural demand, global and domestic supply, competing specialty fertilizers, and the prices of agricultural commodities. Decreases in agricultural demand, increases in supply, or decreases in agricultural commodity prices could reduce our agricultural potash and

Trio® sales. Natural gas and oil price declines may result in a reduction in drilling activity, which could reduce our industrial potash sales.
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals.
Interest Rate Fluctuations
Balances outstanding under our $35 million credit facility bear interest at a floating rate of 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. As of December 31, 2017, we had $3.9 million outstanding on this facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
The $60 million aggregate principal amount of senior notes bears interest based on a pricing grid set forth in the agreement governing the notes. As of December 31, 2017, the Series A Senior Notes bear interest at 3.73%, the Series B Senior Notes bear interest at 4.63%, and the Series C Senior Notes bear interest at 4.78%, which reflect the lowest rates in the pricing grid. These interest rates may adjust quarterly based upon our financial performance and certain financial covenant levels. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests. As of December 31, 2017, these financial covenant tests would have been met. The fair value of the senior notes fluctuates based on the assessment of our credit and movements in market interest rates. As of December 31, 2017, the aggregate principal amount of senior notes due was $60.0 million and the estimated fair value of these notes was $58.8 million.
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
Specifically, the U.S. imports the majority of its potash, including from Canada, Russia, and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if local currencies weaken in comparison to the U.S. dollar, foreign suppliers may choose to lower prices proportionally to increase sales volume while again maintaining a margin in their local currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Intrepid Potash, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule II (collectively, the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.
Denver, Colorado
February 27, 2018

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,068	$4,464
Accounts receivable:
Trade, net	15,076	10,343
Other receivables, net	762	492
Refundable income taxes	2,663	1,379
Inventory, net	83,126	94,355
Other current assets	9,251	12,710
Total current assets	111,946	123,743
Property, plant, equipment, and mineral properties, net	364,542	388,490
Long-term parts inventory, net	30,611	21,037
Other assets, net	3,955	7,631
Total Assets	$511,054	$540,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$11,103	$10,210
Related parties	28	31
Accrued liabilities	8,074	8,690
Accrued employee compensation and benefits	4,317	4,225
Other current liabilities	64	964
Advances on credit facility	3,900	—
Current portion of long-term debt	10,000	—
Total current liabilities	37,486	24,120

Long-term debt, net	49,437	133,434
Asset retirement obligation	21,476	19,976
Other non-current liabilities	102	—
Total Liabilities	108,501	177,530

Commitments and Contingencies

Common stock, $0.001 par value; 400,000,000 shares authorized:
and 127,646,530 and 75,839,998 shares outstanding
at December 31, 2017, and 2016, respectively	128	76
Additional paid-in capital	645,813	583,653
Retained deficit	(243,388)	(220,358)
Total Stockholders' Equity	402,553	363,371
Total Liabilities and Stockholders' Equity	$511,054	$540,901
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Sales	$157,607	$210,948	$287,183
Less:
Freight costs	29,039	36,256	28,723
Warehousing and handling costs	9,670	11,006	13,939
Cost of goods sold	105,795	170,852	217,821
Lower-of-cost-or-market inventory adjustments	7,324	20,374	31,772
Costs associated with abnormal production and other	—	1,707	10,405
Gross Margin (Deficit)	5,779	(29,247)	(15,477)

Selling and administrative	19,461	20,034	27,486
Debt restructuring expense	—	3,072	—
Accretion of asset retirement obligation	1,558	1,768	1,696
Restructuring expense	266	2,723	—
Impairment of long-lived assets	—	—	323,796
Care and maintenance expense	1,687	2,603	—
Other operating (income) expense	(2,789)	(1,666)	1,335
Operating Loss	(14,404)	(57,781)	(369,790)

Other Income (Expense)
Interest expense, net	(11,692)	(11,622)	(6,351)
Interest income	6	286	763
Other income	397	1,122	575
Loss Before Income Taxes	(25,693)	(67,995)	(374,803)

Income Tax Benefit (Expense)	2,783	1,362	(149,973)
Net Loss	$(22,910)	$(66,633)	$(524,776)

Weighted Average Shares Outstanding:
Basic and diluted	115,708,859	75,818,735	75,669,489
Loss Per Share:
Basic and diluted	$(0.20)	$(0.88)	$(6.94)
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net Loss	$(22,910)	$(66,633)	$(524,776)
Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on investments available for sale	—	52	(24)
Other Comprehensive Loss	—	52	(24)
Comprehensive Loss	$(22,910)	$(66,581)	$(524,800)

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	75,536,741	$76	$576,186	$(28)	$371,051	$947,285
Net change in other comprehensive loss	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(524,776)	(524,776)
Stock-based compensation	—	—	5,080	—	—	5,080
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	165,959	—	(1,039)	—	—	(1,039)
Balance, December 31, 2015	75,702,700	76	580,227	(52)	(153,725)	426,526
Net change in other comprehensive loss	—	—	—	52	—	52
Net loss	—	—	—	—	(66,633)	(66,633)
Stock-based compensation	—	—	3,599	—	—	3,599
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	137,298	—	(173)	—	—	(173)
Balance, December 31, 2016	75,839,998	76	583,653	—	(220,358)	363,371
Adjustment to opening balance	—	—	120	—	(120)	—
Issuance of common stock	50,612,027	51	59,079			59,130
Net change in other comprehensive loss	—	—	—		—	—
Net loss	—	—	—	—	(22,910)	(22,910)
Stock-based compensation	—	—	3,622	—	—	3,622
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	1,077,292	1	(782)	—	—	(781)
Exercise of stock options	117,213	—	121			121
Balance, December 31, 2017	127,646,530	$128	$645,813	$—	$(243,388)	$402,553

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss	$(22,910)	$(66,633)	$(524,776)
Impairment of long-lived assets	—	—	323,796
Deferred income taxes	—	—	150,096
Depreciation, depletion, and accretion	34,767	42,681	87,676
Amortization of deferred financing costs	1,778	2,113	352
Stock-based compensation	3,622	3,599	5,080
Reserve for obsolescence	1,072	349	2,260
Allowance for doubtful accounts	865	—	—
Loss on disposal of assets	1,830	262	679
Lower-of-cost-or-market inventory adjustments	7,324	20,374	31,772
Other	3,008	480	1,495
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,599)	(600)	18,818
Other receivables, net	(270)	977	2,126
Refundable income taxes	(1,284)	(1,163)	(201)
Inventory, net	(6,740)	(12,239)	(57,448)
Other current assets	3,459	5,370	(13,227)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,809)	(12,387)	(5,553)
Other liabilities	102	(1,453)	(255)
Net cash provided by (used in) operating activities	17,215	(18,270)	22,690

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(13,505)	(17,892)	(46,016)
Proceeds from sale of property, plant, equipment, and mineral properties	5,652	—	—
Purchases of investments	—	(10,325)	(78,568)
Proceeds from sale of investments	1	60,727	45,007
Net cash (used in) provided by investing activities	(7,852)	32,510	(79,577)

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction expenses	59,130	—	—
Repayment of long-term debt	(75,000)	(15,000)	—
Proceeds from short-term borrowings on credit facility	22,000	—	—
Repayments of short-term borrowings on credit facility	(18,100)	—	—
Debt issuance costs	(129)	(3,910)	(356)
Employee tax withholding paid for restricted shares upon vesting	(781)	(173)	(1,039)
Proceeds from exercise of stock options	121	—	—
Net cash used in financing activities	(12,759)	(19,083)	(1,395)

Net Change in Cash and Cash Equivalents	(3,396)	(4,843)	(58,282)
Cash and Cash Equivalents, beginning of period	4,464	9,307	67,589
Cash and Cash Equivalents, end of period	$1,068	$4,464	$9,307

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.1 million, $0.4 million, and $0.3 million of capitalized interest	$11,639	$8,966	$6,080
Income taxes	$(1,499)	$(100)	$13
Accrued purchases for property, plant, equipment, and mineral properties	$4,068	$793	$3,778
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and one of two global producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. In addition, we sell by-products including salt, magnesium chloride, and brine and other products such as water.
Our extraction and production operations are conducted entirely in the continental United States. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. Until mid-2016, we also produced potash from our East and West mines in Carlsbad, New Mexico. In April 2016, we converted our East facility from a mixed-ore facility that produced both potash and Trio® to a Trio®‑only facility. In addition, in early July 2016, we idled mining operations at our West facility and transitioned the facility into care and maintenance. These changes were designed to increase our production of Trio®, a product that had traditionally shown more resilience to pricing pressure than potash, and to lower costs in a time of declining potash prices.
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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, the valuation of receivables, estimated future net cash flows used in long-lived assets impairment analysis, the related valuation of our long-lived assets, valuation of our deferred tax assets and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of our mineral properties, the useful lives of related property, plant, and equipment, depreciation expense, and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing income tax rates and the blend of state tax rates.
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
Fair Value of Financial Instruments—Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, refundable income taxes, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the long-term debt is estimated using discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings. Amounts outstanding under our secured credit facility are carried at cost, which approximates fair value, due to the short-term nature of the borrowings.
Earnings per Share—Basic net income or loss per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted average basic common shares outstanding for the respective period.
Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of restricted shares, performance units, and non‑qualified stock options. The dilutive effect of stock based compensation arrangements is computed using the treasury‑stock method. Following the lapse of the vesting period of restricted shares, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations. When we report a net loss, all potentially dilutive securities are considered anti-dilutive and are excluded from the dilutive loss per share calculation.
Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted shares, performance units, and non-qualified stock options, all of which are subject to service conditions and in some cases subject to operational performance or market-based conditions. The expense associated with such awards is recognized over the service period associated with each grant. Expense associated with awards with service only conditions is recognized using the straight-line recognition method over the requisite service period of the award, which is generally the vesting period of the award. Expense associated with awards that contain both a service condition and a market condition are recognized using the accelerated recognition method over the requisite service period of the award, which is generally the longest of the explicit service period or the derived service period (expected date the market condition is estimated to be achieved).
Recently Adopted Accounting Standards—In August 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The new standard applies to all entities for the first annual period in fiscal years ending after December 15, 2016, with early application permitted. We adopted this guidance in 2016 and it did not have a material impact on the disclosures included in our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which became effective for us beginning January 1, 2016, and requires retrospective adoption. In accordance with this standard, our deferred financing costs associated with outstanding debt balances have been reclassified from "Prepaid expenses and other current assets" and "Other assets, net" to "Long-term debt, net" and "Current portion of long-term debt, net." Amortization of such costs continues to be reported as "Interest expense, net." In accordance with the adoption of this new accounting standard, we have reclassified $1.6 million of deferred financing costs associated with our outstanding debt from "Prepaid expenses and other current assets" and "Other assets" to "Long-term debt, net" as of December 31, 2015 to conform to the December 31, 2016, presentation.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." An entity using an inventory method other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. This standard clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and was effective for us beginning January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which became effective for us beginning January 1, 2017. This standard changes several aspects of how we account for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding payments, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In accordance with adoption of this standard share-based payment award forfeiture expense will no longer be estimated and will be recorded as forfeitures occur and we have recorded a $0.1 million adjustment to beginning retained earnings for the impact of this cumulative change.
Pronouncements Issued But Not Yet Adopted—In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). This guidance is effective for us beginning January 1, 2018 and we will apply the full retrospective method. Accordingly, for our public filings beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018, we will present prior periods as if revenue were recognized under Topic 606.
Our revenue is primarily generated from the sale of Potash and Trio® to customers. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer to the buyer.
During the fourth quarter of 2017, we finalized our assessment of the impact that the new standard will have on our consolidated results of operations, financial position, and disclosures. As the adoption of the new guidance will not result in a significant shift in the timing of revenue recognition for our sales, we do not expect the new guidance to have a material impact on our Consolidated Financial Statements.
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

Note 3	— EARNINGS PER SHARE
Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding are adjusted to include potentially dilutive securities, including restricted shares, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when there is a net loss. Because we have net losses for each of the three years ended December 31, 2017, 2016, and 2015, all potentially dilutive shares are excluded from the diluted weighted-average common shares outstanding for each of those years. The following table shows anti-dilutive shares excluded from the calculation of diluted loss per share:

	Year Ended December 31,
	2017	2016	2015
Anti-dilutive effect of restricted shares	3,327,789	992,751	468,737
Anti-dilutive effect of stock options outstanding	1,711,288	468,724	294,318
Anti-dilutive effect of performance units	63,025	126,846	167,443

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(22,910)	$(66,633)	$(524,776)
Basic and diluted weighted average common shares outstanding	115,709	75,819	75,669
Basic and diluted loss per share	$(0.20)	$(0.88)	$(6.94)

Note 4— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2017, and 2016, respectively (in thousands):

	December 31,
	2017	2016
Finished goods product inventory	$54,577	$52,571
In-process mineral inventory	19,822	22,126
Total product inventory	74,399	74,697
Current parts inventory, net	8,727	19,658
Total current inventory, net	83,126	94,355
Long-term parts inventory, net	30,611	21,037
Total inventory, net	$113,737	$115,392
Parts inventories are shown net of any required allowances. During the years ended December 31, 2017, 2016, and 2015, we recorded charges of approximately $7.3 million, $20.4 million, and $31.8 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
During the conversion of the East plant to a Trio®-only facility in 2016, we suspended potash production at our East facility for a total of seven days. As a result, approximately $1.7 million of production costs at our East facility that would have been allocated to additional tons produced, were excluded from our inventory values and instead expensed as period production costs in the year ended December 31, 2016.
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
As a result of the temporary suspensions of production during 2015, we determined that approximately $7.5 million and $2.9 million of production costs at our West and East facilities, respectively, would have been allocated to additional tons produced, assuming we had been operating at normal production rates. Accordingly, these costs were excluded from our inventory values and instead expensed as period production costs in the year ended December 31, 2015. We compare actual production relative to what we estimated could have been produced if we had not incurred the temporary production suspensions and lower operating rates in order to determine the abnormal cost adjustment.

Note 5	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,		Range of remaining useful lives (years)
	2017	2016	Lower Limit	Upper Limit
Buildings and plant	$79,757	$82,457	1	25
Machinery and equipment	234,861	227,987	1	25
Vehicles	4,835	4,750	3	10
Office equipment and improvements	12,637	12,505	1	20
Ponds and land improvements	56,194	57,474	1	25
Total depreciable assets	388,284	385,173
Accumulated depreciation	$(141,818)	$(116,194)
Total depreciable assets, net	$246,466	$268,979

Mineral properties and development costs	138,841	138,578
Accumulated depletion	(26,840)	(21,974)
Total depletable assets, net	112,001	116,604

Land	$519	$719
Construction in progress	5,556	2,188
Total property, plant, equipment, and mineral properties, net	$364,542	$388,490
We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation	$28,323	$36,169	$79,999
Depletion	4,886	4,744	5,981
Accretion	1,558	1,768	1,696
Total incurred	$34,767	$42,681	$87,676
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

Note 6	— OTHER FINANCIAL STATEMENT DATA
Other operating (income) expense consisted of the following amounts:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Water sales	$(6,312)	$—	$—
Loss on disposal of assets	1,830	262	679
Reserve for inventory obsolescence	1,107	496	—
Accrual for land issues	600	—	—
Property damage insurance reimbursement	—	(1,211)	—
Property damage	—	—	2,453
Compensating tax adjustment	—	(1,086)	—
Property tax refund	—	—	(2,504)
Other (income) expense	(14)	(127)	707
Other operating (income) expense	$(2,789)	$(1,666)	$1,335

The following tables provide additional information concerning selected balance sheet accounts:

	December 31,
	2017	2016
	(in thousands)
Final price deferred[1]	$5,989	$7,814
Prepaid expenses	3,051	4,063
Other current assets	211	833
Total Other current assets	$9,251	$12,710
1Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale. Revenue has not been recognized as the amount is not fixed or determinable.

	December 31,
	2017	2016
	(in thousands)
Accrued property taxes	$854	$1,539
Accrued utility expenses	823	955
Accrued interest expense	717	2,312
Accrued construction in progress	662	581
Customer pre-payments	513	—
Other[1]	4,505	3,303
Total Accrued liabilities	$8,074	$8,690
1None of the individual amounts included in "Other" in the above table represent more than five percent of total current liabilities at December 31, 2017 and 2016.

Note 7	— DEBT
Senior Notes—As of December 31, 2017, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025

We originally issued $150 million of the Notes in 2013. Since the beginning of the fourth quarter of 2016, we have repaid an aggregate principal amount of $90 million of the Notes, including $75 million paid in the year ended December 31, 2017. In June 2017, we entered into an amendment with the holders of the Notes that requires us to prepay an additional $10 million of the Notes, together with accrued interest and a make-whole amount, on or before December 31, 2018, of which none had been paid as of December 31, 2017. The June 2017 amendment also altered the methodology for determining the variable interest rate for the Notes, though the interest rates will continue to be based on our financial performance as measured by certain financial covenant levels, and modified certain terms regarding the mandatory redemptions or offers of prepayment to the holders of the Notes.
The agreement governing the Notes provides for the following:

•	We granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets.

•
The agreement requires us to maintain a minimum trailing twelve-month adjusted EBITDA, which is measured quarterly through March 2018, of negative $7.5 million. Adjusted EBITDA is a non-GAAP measure that is calculated as adjusted earnings before interest, income taxes, depreciation, amortization, and certain other expenses for the prior four quarters, as defined under the agreement. Our adjusted EBITDA as calculated under the agreement was $25.9 million for the four quarters ended December 31, 2017, satisfying the adjusted EBITDA covenant.

•
The agreement requires us to maintain minimum liquidity of $15 million as of the last day of any month ending on or prior to March 31, 2018, and monthly thereafter if we do not meet certain financial covenants. Liquidity is calculated as unencumbered cash and unused availability under our credit facility. Our liquidity as calculated under the agreement was $23.1 million as of December 31, 2017, satisfying the liquidity covenant.

•
The agreement requires us to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million for the quarters ending June 30, 2018, and September 30, 2018, respectively. The agreement also includes requirements relating to a leverage ratio and a fixed charge coverage ratio to be tested on a quarterly basis commencing with the quarter ending June 30, 2018, with respect to the leverage ratio, and December 31, 2018, with respect to the fixed charge coverage ratio. The maximum leverage ratio will be 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases to 3.5 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. The minimum fixed charge coverage ratio will be 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for the quarter ending September 30, 2019, and each quarter thereafter. In general, our fixed charge coverage amount is calculated as adjusted EBITDA for the prior four quarters, minus capital expenditures, cash paid for income taxes, and interest expense plus scheduled principal amortization of long-term funded indebtedness; our leverage ratio is calculated as the ratio of funded indebtedness to adjusted EBITDA for the prior four quarters; and our fixed charge coverage ratio is calculated as the ratio of adjusted EBITDA for the prior four quarters, minus capital expenditures and cash paid for income taxes, to interest expense plus scheduled principal amortization of long-term funded indebtedness. As of December 31, 2017, our fixed charge coverage amount was a negative $0.5 million, our leverage ratio was 2.5 to 1.0 and our fixed charge coverage ratio was 0.9 to 1.0.

•
The interest rates on the Notes may adjust quarterly based on our leverage ratio and an adjusted fixed charge coverage ratio. As our financial position improves as measured by these ratios, we pay lower interest rates under the Notes. For the ten months ended October 31, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes were reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. In addition, additional interest of 2%, which may be paid in kind, will begin to accrue on April 1, 2018, unless we satisfy certain financial covenant tests. We currently expect to satisfy these tests.

•	We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement.

•	The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2017.

Our outstanding long-term debt, net, was as follows (in thousands):

	December 31, 2017	December 31, 2016
Notes, at carrying value	$60,000	$135,000
Less current portion of Notes	(10,000)	—
Less deferred financing costs	(563)	(1,566)
Long-term portion of Notes, net	$49,437	$133,434
Credit Facility—In 2016, we entered into a credit agreement with Bank of Montreal that provides an asset-based revolving credit facility of up to $35 million in aggregate principal amount.
In June 2017, we amended the agreement to extend the maturity date to October 31, 2019, and to permit up to $10 million of borrowings under the agreement to be used to make payments on the Notes.
The credit facility allows us to borrow up to $35 million, subject to monthly borrowing base limits based upon our inventory and receivables. If our total remaining availability under the credit facility was to fall below $6 million, we would be subject to a minimum fixed charge coverage ratio of 1 to 1, which we would not currently meet. Any borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the year ended December 31, 2017, we borrowed $22.0 million and repaid $18.1 million under the facility. As of December 31, 2017, we had $3.9 million of borrowings outstanding and $3.1 million in outstanding letters of credit under the facility. Considering the outstanding borrowings and letters of credit, and the fixed charge coverage ratio requirement described above, we have $22.0 million available under the facility as of December 31, 2017.
We were in compliance with the applicable covenants under the facility as of December 31, 2017.
Previous Credit Facility—Until September 30, 2016, we had an unsecured credit facility in place. Pursuant to a series of amendments during 2016, the amount available to us under our previous unsecured credit facility was reduced from $250 million to $1 million, which amount could be used only for letters of credit. The credit facility matured according to its terms on September 30, 2016, and therefore is no longer outstanding.
Additional Letter of Credit—In addition to the letters of credit referred to above, as of December 31, 2016, we also had a $0.5 million letter of credit outstanding secured by a restricted cash account reflected in "Prepaid expenses and other current assets" on the condensed consolidated balance sheets. In 2017, this letter of credit was canceled and the $0.5 million restricted cash account was released.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $11.8 million, $12.1 million, and $6.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Amounts included in interest expense for the years ended December 31, 2017, 2016, and 2015 (in thousands) are as follows:

	Year ended December 31,
	2017	2016	2015
Interest on notes and credit facility	$7,043	$9,152	$6,292
Make-whole payments	3,001	806	—
Amortization of deferred financing costs	1,778	2,113	352
Gross interest expense	11,822	12,071	6,644
Less capitalized interest	130	449	293
Interest expense, net	$11,692	$11,622	$6,351

Note 8	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
Asset retirement obligation, at beginning of period	$19,976	$22,951	$22,037
Liabilities settled	—	(3)	(86)
Liabilities incurred	29	—	—
Changes in estimated obligations	(87)	(4,740)	(696)
Accretion of discount	1,558	1,768	1,696
Total asset retirement obligation, at end of period	$21,476	$19,976	$22,951
The undiscounted amount of asset retirement obligation is $59.5 million as of December 31, 2017, of which we estimate approximately $5.3 million in payments may occur in the next five years.

Note 9	— COMMON STOCK
In March 2017, we completed an underwritten public offering of our common stock and issued 50.1 million shares of common stock for net cash proceeds of $57.2 million. The net proceeds from the offering were used to partially repay indebtedness.
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. In September 2017, we issued 0.5 million shares of common stock for net cash proceeds of $1.9 million. The net proceeds were used for general corporate purposes. We may offer additional shares under the at-the-market offering program and we intend to use the net proceeds from any additional offerings under this program for general corporate purposes, which may include, among other things, the repayment of indebtedness under our senior notes or revolving credit facility, acquisitions, and funding capital expenditures.

Note 10	— COMPENSATION PLANS
Cash Bonus Programs—At times, we use cash bonus programs under which employees may receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance. In December 2015, we suspended most of our cash bonus programs for 2015 as part of our cost saving initiatives at that time. We did not implement a cash bonus program for 2017 or 2016.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2017, the following awards were outstanding under the Plan: 3,163,903 restricted shares; options to purchase 2,075,821 shares of common stock; and performance units representing a maximum of 126,050 shares of common stock. As of December 31, 2017, approximately 4.0 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $3.6 million, $3.6 million, and $5.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $5.0 million of total remaining unrecognized compensation expense that is expected to be recognized through 2020 related to share-based awards. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.

Restricted Shares
•Restricted Shares with Service-Based Vesting—Under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has granted restricted shares of common stock to members of the Board of Directors, executive officers, and other key employees. The restricted shares contain service conditions associated with continued employment or service. The restricted shares provide voting and regular dividend rights to the holders of the awards. Upon vesting, the restrictions on the restricted shares lapse and the shares are considered issued and outstanding for accounting purposes.
In 2017, the Compensation Committee granted 993,517 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years subject to continued employment or service.
In 2017, the Compensation Committee granted 198,595 restricted shares to non-employee members of the Board of Directors and one employee member of the Board of Directors under the Plan for their annual service as directors. The restricted shares vest one year after the date of grant, subject to continued service.
The estimated fair value on the grant date of restricted shares that contain only a service condition is determined using the closing price of our common stock on the grant date. Compensation expense is recorded monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service-based vesting issued in 2017, 2016, and 2015 was $2.27, $1.07, and $14.28, respectively.
•Restricted Shares with Service- and Market-Condition-Based Vesting—In 2017, the Compensation Committee granted 213,753 restricted shares of common stock to a member of our executive team as part of his annual compensation package. The restricted shares vest in three equal installments, subject to his continued employment; provided however, that no vesting would occur unless and until the volume-weighted average closing market price of our common stock equaled or exceeded $3.44, for 20 consecutive trading days, on or before the five-year anniversary of the grant date. The market condition for this award was met in 2017.
The estimated fair value of the award on the grant date was determined using a Monte Carlo simulation valuation model. Compensation expense is recorded monthly using the accelerated recognition method over the vesting period of the award. The weighted-average grant date fair value per share of restricted shares with service- and market-condition-based vesting issued in 2017, and 2016, was $2.10, and $0.91, respectively.
A summary of all activity relating to our restricted shares for the year ended December 31, 2017, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	3,531,418	$1.78
Granted with service only condition	1,192,112	$2.27
Granted with service and market conditions	213,753	$2.10
Vested	(1,306,766)	$2.48
Forfeited	(466,614)	$1.41
Restricted shares of common stock, end of period	3,163,903	$1.73
Performance Units
In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of his annual compensation package. The performance units vest in February 2018, and payout, if any, is based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. No shares were earned under the first one-year performance period or the second two-year performance period. As of December 31, 2017, a total of 126,050 shares of common stock were available for future payout under these performance units, subject to the third, three-year performance measure being met and continued employment through the vesting date. Compensation cost is recognized monthly using the accelerated recognition method over the vesting period of the award. The estimated fair value of the award was determined using a Monte Carlo simulation valuation model. Compensation cost is recognized monthly using the accelerated recognition method over the vesting period of the award. The weighted-average fair value per performance unit issued in 2015 was $13.84.
Non-qualified Stock Options
• Non-qualified Stock Options with Service-Based Vesting—In 2017, the Compensation Committee granted 117,878 non-qualified stock options under the Plan to our executives and other key employees as part of our annual award program. The stock options have a ten-year term from the grant date and vest over three years. In measuring compensation expense for options, we estimated the fair value of the award on the grant dates using the Black‑Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. Compensation expense is recorded monthly using the straight-line recognition method over the vesting period of the award.
The following assumptions were used to compute the weighted average fair market value of options with service-based vesting granted in 2017 and 2016:

	2017	2016
Risk free interest rate	1.6%	1.8%
Dividend yield	—%	—%
Estimated volatility	71.5%	63.8%
Expected option life	6.00 years	6.25 years
We granted no options in 2015. Our estimate of volatility was based on the historic volatility of our common stock over a period comparable to the expected life of the option. The estimate of expected option life was determined based on the "simplified method," giving consideration to the overall vesting period and the contractual terms of the award. This method was used because we have very little option exercise history for options issued prior to 2017. The risk-free interest rate for the period that matched the option awards' expected life was based on the U.S. Treasury constant maturity yield at the time of grant.
•Non-qualified Stock Options with Service- and Market-Condition-Based Vesting—In 2017, the Compensation Committee granted 513,698 non-qualified stock options with service- and market-condition-based vesting requirements under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in three equal annual installments, subject to continued employment: provided, however, that no vesting would occur unless and until the volume-weighted average closing market price of our common stock equals or exceeds $3.44 for 20 consecutive trading days on or before the five-year anniversary of the grant date. The market condition for the award was met in 2017.
The estimated fair value of the award on the grant date was determined using a Monte Carlo simulation valuation model. Compensation cost is recognized monthly using the accelerated recognition method over the vesting period of the award.

Non-Qualified Stock Option Activity
A summary of all stock option activity for the year ended December 31, 2017, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	1,883,706	$3.90
Granted	631,576	$2.29
Exercised	(117,213)	$1.03
Forfeited	(302,562)	$1.14
Expired	(19,686)	$28.73
Outstanding non-qualified stock options, end of period	2,075,821	$3.74	$6,238,639	8.3

Vested or expected to vest, end of period	2,075,821	$3.74	$6,238,639	8.3

Exercisable non-qualified stock options, end of period	455,622	$11.70	$956,562	5.7

[1]	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average fair value per share of options to purchase stock granted during 2017 and 2016 was $1.38 and $0.61 per share, respectively. There were no options to purchase stock granted in 2015. The total intrinsic value of options to purchase stock exercised during 2017 was $0.3 million. There were no options to purchase stock exercised in 2016, and 2015.

Note 11	— INCOME TAXES
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This standard requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We recognize income taxes in each of the tax jurisdictions where we conduct business. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current portion of income tax expense (benefit):
Federal	$(2,793)	$(1,365)	$—
State	10	3	(123)
Deferred portion of income tax expense:
Federal	—	—	116,128
State	—	—	33,968
Total income tax (benefit) expense	$(2,783)	$(1,362)	$149,973

A reconciliation of the federal statutory income tax rate of 35% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2017	2016	2015
Federal taxes at statutory rate	$(8,992)	$(23,793)	$(131,181)
Add:
State taxes, net of federal benefit	(1,414)	(4,982)	(18,639)
Change in valuation allowance	(104,507)	25,496	300,333
Change in federal and state tax rates	115,545	—	—
Percentage depletion	(598)	(552)	(1,285)
Other	(2,817)	2,469	745
Net (benefit) expense as calculated	$(2,783)	$(1,362)	$149,973

Effective tax rate	10.8%	2.0%	(40.0)%
During the year ended December 31, 2017, our effective tax rate was impacted by the decrease in our expected future rate at which our deferred tax assets will reverse due to newly enacted federal tax legislation, which reduced the value of our deferred tax assets by $115.5 million. Since we have a full valuation allowance against our deferred tax assets, a corresponding decrease in our valuation allowance was also required. Additionally, our valuation allowance increased due to increases in our deferred tax asset related to current year activity. The net decrease in our valuation allowance was $104.5 million for the year ended December 31, 2017. Finally, our effective tax rate was impacted by a benefit of $2.7 million related to our ability to monetize existing alternative minimum tax credits through a carryback as well as an election available to taxpayers in 2017.
During the year ended December 31, 2016, our effective tax rate was impacted by the increase in our valuation allowance of $25.5 million, as well as an election to monetize a portion of our existing alternative minimum tax credits in the amount of $1.4 million.
During the year ended December 31, 2015, our effective tax rate was impacted by the increase in our valuation allowance of $300.3 million.
As of December 31, 2017, and 2016, we had gross deferred tax assets of $221.6 million and $326.1 million, respectively. During the year ended December 31, 2017, our deferred tax assets decreased primarily due to a decrease in our expected future tax rate at which our deferred tax assets will be recovered because of federal tax legislation enacted in December 2017. Included in gross deferred tax assets as of December 31, 2017, were approximately $247.8 million of federal net operating loss carryforwards, which expire beginning in 2033, and approximately $314.4 million of state net operating loss carry forwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$136,543	$212,049
Federal and state net operating loss carryforwards	68,733	85,695
Other	7,225	9,665
Asset retirement obligation	5,472	10,934
R&D credits	1,896	1,896
Equity compensation	1,529	3,542
Inventory	947	1,285
Accrued employee compensation and benefits	24	(239)
AMT credits	—	2,861
Prepaid expenses	$(779)	$(1,591)
Total deferred tax assets	221,590	326,097
Valuation allowance	(221,590)	(326,097)
Deferred tax asset, net	$—	$—
In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years, as permitted by regulation, and the availability of tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies.
As of December 31, 2017, and 2016, we have a full valuation allowance against our deferred tax assets because we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. During 2017, our valuation allowance decreased $104.5 million due to the decrease in our deferred tax assets related to a decrease in our expected future rate at which our deferred tax assets will reverse, due to federal and state tax legislation enacted in late 2017, and the change in our deferred tax assets due to current year activity. The net change in our valuation allowance is reflected in income tax benefit for the year ended December 31, 2017. Our deferred tax asset, net of the valuation allowance, at both December 31, 2017, and 2016, is zero.
The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the statement of operations.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2017, and 2016, there were no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.
We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax examinations for years prior to 2014.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Significant changes to the Internal Revenue Code including reducing the U.S. corporate tax rate were included in the legislation. As a result, the reduced tax rate caused a $115.5 million decrease to our deferred tax asset and related valuation allowance. As the deferred tax asset is subject to a full valuation allowance, the change in rates had no financial statement impact.

Note 12	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2017, and 2016, we had $18.8 million and $21.4 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2017, and 2016, $0.5 million and $3.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $18.3 million and $17.9 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and Intrepid Potash, Inc., in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico (the “State Court Matter”). Mosaic subsequently amended its complaint to add Intrepid Potash - New Mexico, LLC, as a second defendant.  Mr. Gamble is a former employee of both Intrepid and Mosaic. The complaint alleged violations of law relating to alleged misappropriation of Mosaic’s trade secrets and other issues. In August 2015, the court in the State Court Matter denied Mosaic’s application for preliminary injunction.
In July 2016, Mosaic filed a complaint against Mr. Gamble and both Intrepid Potash, Inc., and Intrepid Potash - New Mexico, LLC, in US District Court for the District of New Mexico (the “Federal Court Matter”). The complaint alleged violations of law relating to alleged misappropriation of Mosaic’s confidential information, including a Computer Fraud and Abuse Act and additional claims.
In a series of filings in December 2017 and January 2018, the parties removed the State Court Matter to federal court and consolidated it with the Federal Court Matter, resulting in one consolidated lawsuit pending in the US District Court for the District of New Mexico.   Mosaic alleges against Intrepid Potash, Inc., and Intrepid Potash - New Mexico, LLC, violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys’ fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets.  The lawsuit is progressing through discovery.  We are vigorously defending against the lawsuit.
We are subject to other claims and legal actions in the ordinary course of business. Legal costs are expensed as incurred. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Future Operating Lease Commitments—We have certain operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,
2018	$2,400
2019	1,369
2020	977
2021	661
2022	442
Thereafter	814
Total	$6,663

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2017	$5,693
For the year ended December 31, 2016	$6,591
For the year ended December 31, 2015	$7,216

Note 13	— RESTRUCTURING EXPENSE
During 2016, in response to declining potash prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments, and temporary salary decreases for most employees. For the year ended December 31, 2016, we recorded restructuring expense of $2.7 million related to these initiatives. For the year ended December 31, 2017, we recorded restructuring expense of $0.3 million as a result of our decision to reduce Trio® production based on expected demand and product inventory levels.

Note 14	— FAIR VALUE MEASUREMENTS
We measure our financial assets and liabilities in accordance with Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based upon the lowest level of input that is significant to the fair value measurement. The definition of each input is described below:

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
As of December 31, 2017, and 2016, our cash consisted of bank deposits. Other financial assets and liabilities including, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of December 31, 2017, and 2016, the estimated fair value of our outstanding Notes was $58.8 million and $131.0 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 15	— EMPLOYEE BENEFITS
401(k) Plan
We maintain a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to eligible employees of our consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. In the past, we have matched employee contributions on a dollar-for-dollar basis up to a maximum of 5% of the employee's base compensation. In January 2016, we elected to suspend matching employee contributions to the 401(k) Plan and resumed contributions to the 401(k) Plan in August 2016, matching employee contributions on a dollar-for-dollar basis up to a maximum of 2% of the employee's base compensation. Our contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
Year Ended December 31, 2017	$685
Year Ended December 31, 2016	$176
Year Ended December 31, 2015	$2,277

Note 16	— BUSINESS SEGMENTS
Our operations are organized into two segments: potash and Trio®. The reportable segments are determined by management based on a several factors including the types of potassium based fertilizer produced, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables that follow (in thousands).

Year Ended December 31, 2017	Potash	Trio®	Corporate	Consolidated
Sales	$95,540	$62,067	$—	$157,607
Less: Freight costs	11,818	17,221	—	29,039
Warehousing and handling costs	5,555	4,115	—	9,670
Cost of goods sold[1]	61,948	43,847	—	105,795
Lower-of-cost-or-market inventory adjustments	550	6,774	—	7,324
Costs associated with abnormal production and other	—	—	—	—
Gross Margin (Deficit)	$15,669	$(9,890)	$—	$5,779
Depreciation, depletion and amortization incurred[2]	$27,839	$6,783	$145	$34,767

Year Ended December 31, 2016	Potash	Trio®	Corporate	Consolidated
Sales	$159,494	$51,454	$—	$210,948
Less: Freight costs	26,661	9,595	—	36,256
Warehousing and handling costs	8,439	2,567	—	11,006
Cost of goods sold[1]	134,017	36,835	—	170,852
Lower-of-cost-or-market inventory adjustments	18,380	1,994	—	20,374
Costs associated with abnormal production and other	649	1,058	—	1,707
Gross Deficit	$(28,652)	$(595)	$—	$(29,247)
Depreciation, depletion and amortization incurred[2]	$37,936	$3,836	$909	$42,681

Year Ended December 31, 2015	Potash	Trio®	Corporate	Consolidated
Sales	$217,467	$69,716	$—	$287,183
Less: Freight costs	18,262	10,461	—	28,723
Warehousing and handling costs	11,213	2,726	—	13,939
Cost of goods sold[1]	172,355	45,466	—	217,821
Lower-of-cost-or-market inventory adjustments	31,772	—	—	31,772
Costs associated with abnormal production and other	10,405	—	—	10,405
Gross (Deficit) Margin	$(26,540)	$11,063	$—	$(15,477)
Depreciation, depletion and amortization incurred[2]	$68,562	$16,993	$2,121	$87,676

1 Cost of goods sold for Potash is presented net of by-product credits, which were $10.6 million, $9.0 million and $7.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
2 Depreciation, depletion and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or (relieved from) inventory.
Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales of both segments are to external customers.
During the year ended December 31, 2017, we recorded restructuring charges of $0.3 million, all of which was attributable to Trio®.
During the year ended December 31, 2016, we recorded restructuring charges of $2.7 million, of which $2.1 million was attributable to the potash segment, $0.4 million was attributable to Trio®, and $0.2 million was attributable to corporate.

Note 17	— CONCENTRATION OF CREDIT RISK
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
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
In 2017, 2016 and 2015, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2017, 2016, and 2015, 87%, 98%, and 97%, respectively, of our total sales were sold to customers located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 18	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand totaled $1.1 million and $4.5 million at December 31, 2017, and 2016, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 19	— QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Sales	$33,305	$32,060	$43,910	$48,332
Cost of Goods Sold	$20,813	$19,395	$29,714	$35,873
Lower-of-cost-or-market inventory adjustments	$2,516	$667	$317	$3,824
Gross Margin (Deficit)	$1,146	$3,792	$3,697	$(2,856)
Net Loss	$(1,389)	$(1,908)	$(5,935)	$(13,678)
Basic and Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.05)	$(0.17)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Sales	$42,188	$43,643	$51,840	$73,277
Cost of Goods Sold	$33,953	$35,272	$41,850	$59,777
Lower-of-cost-or-market inventory adjustments	$3,245	$5,192	$2,930	$9,007
Costs Associated with Abnormal Production	$—	$—	$1,057	$650
Gross Deficit	$(7,004)	$(7,624)	$(5,466)	$(9,153)
Net Loss	$(16,567)	$(18,241)	$(13,398)	$(18,427)
Basic and Diluted Loss Per Share	$(0.22)	$(0.24)	$(0.18)	$(0.24)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2015
Allowances deducted from assets
Deferred tax assets - valuation allowance	$268	$300,333	$—	$300,601
Reserve for parts inventory obsolescence	500	2,260	—	2,760
Allowance for doubtful accounts and other receivables	845	—	(438)	407
Total allowances deducted from assets	$1,613	$302,593	$(438)	$303,768

For the Year Ended December 31, 2016
Allowances deducted from assets
Deferred tax assets - valuation allowance	$300,601	$25,496	$—	$326,097
Reserve for parts inventory obsolescence	2,760	349	—	3,109
Allowance for doubtful accounts and other receivables	407	—	(407)	—
Total allowances deducted from assets	$303,768	$25,845	$(407)	$329,206

For the Year Ended December 31, 2017
Allowances deducted from assets
Deferred tax assets - valuation allowance	$326,097	$—	$(104,507)	$221,590
Reserve for parts inventory obsolescence	3,109	1,073	—	4,182
Allowance for doubtful accounts and other receivables	—	865	—	865
Total allowances deducted from assets	$329,206	$1,938	$(104,507)	$226,637

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2018 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2018 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2018 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2018 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2018 annual stockholders' meeting and is incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K:
(1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2017, and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
(2)    Financial Statement Schedules

Schedule	Schedule Description
Schedule II	Valuation and Qualifying Accounts
Schedule II is filed as part of this Annual Report on Form 10-K and is set forth immediately following the Notes to the Consolidated Financial Statements referred to above. All other financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.
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
		10-K	February 16, 2012
10.5	Credit Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein	8-K	November 1, 2016

10.6
First Amendment to Credit Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein
		8-K	June 30, 2017
10.7	Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	November 1, 2016
10.8	First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 9, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	November 14, 2016
10.9	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	June 30, 2017
10.10	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.11	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.12	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.13	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.14	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.15	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	June 1, 2017
10.16	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.17	Form of Performance Unit Agreement (CAGR) under Intrepid Potash, Inc. Equity Incentive Plan+	10-Q	April 28, 2015
10.18	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.19	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.20	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz, Hugh E. Harvey, and James N. Whyte+	10-Q	November 3, 2011
10.21	Form of Noncompete Agreement with James N. Whyte, Joseph G. Montoya, Brian D. Frantz and Jeffrey C. Blair+	10-K	February 28, 2017
10.22	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.23	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.24	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
10.25	Letter Agreement dated March 8, 2017, by and between Intrepid Potash, Inc. and John G. Mansanti+	10-Q	May 2, 2017
10.26	Consulting Services Agreement, dated August 2, 2017, by and between Intrepid Potash, Inc. and John G. Mansanti	10-Q	October 30, 2017
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

February 27, 2018	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	February 27, 2018
Robert P. Jornayvaz III

/s/ Joseph G. Montoya	Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018
Joseph G. Montoya

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	February 27, 2018
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	February 27, 2018
Terry Considine

/s/ Chris A. Elliott	Director	February 27, 2018
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	February 27, 2018
J. Landis Martin

/s/ Barth E. Whitham	Director	February 27, 2018
Barth E. Whitham