Form 10-Q
period 2018-03-31
Intrepid Potash, Inc.
filed 2018-04-24
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2018, the registrant had outstanding 131,091,493 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$6,085	$1,068
Accounts receivable:
Trade, net	29,605	17,777
Other receivables, net	969	762
Refundable income taxes	—	2,663
Inventory, net	75,916	83,126
Prepaid expenses and other current assets	5,175	6,088
Total current assets	117,750	111,484

Property, plant, equipment, and mineral properties, net	359,362	364,542
Long-term parts inventory, net	31,106	30,611
Other assets, net	3,804	3,955
Total Assets	$512,022	$510,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$8,262	$11,103
Related parties	31	28
Income taxes payable	180	—
Accrued liabilities	8,618	8,074
Accrued employee compensation and benefits	3,579	4,317
Advances on credit facility	1,500	3,900
Current portion of long-term debt	10,000	10,000
Other current liabilities	3,746	65
Total current liabilities	35,916	37,487

Long-term debt, net	49,470	49,437
Asset retirement obligation	21,893	21,476
Other non-current liabilities	—	102
Total Liabilities	107,279	108,502
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
127,688,437 and 127,646,530 shares outstanding
at March 31, 2018, and December 31, 2017, respectively	128	128
Additional paid-in capital	646,709	645,813
Retained deficit	(242,094)	(243,851)
Total Stockholders' Equity	404,743	402,090
Total Liabilities and Stockholders' Equity	$512,022	$510,592

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$53,195	$48,655
Less:
Freight costs	9,734	8,721
Warehousing and handling costs	2,276	2,770
Cost of goods sold	33,280	35,873
Lower-of-cost-or-market inventory adjustments	705	3,824
Gross Margin (Deficit)	7,200	(2,533)

Selling and administrative	3,970	4,404
Accretion of asset retirement obligation	417	389
Care and maintenance expense	128	692
Other operating expense	168	1,650
Operating Income (Loss)	2,517	(9,668)

Other Income (Expense)
Interest expense, net	(878)	(4,421)
Interest income	98	3
Other income	20	413
Income (Loss) Before Income Taxes	1,757	(13,673)

Income Tax Expense	—	(5)
Net Income (Loss)	$1,757	$(13,678)

Weighted Average Shares Outstanding:
Basic	127,661,458	81,992,071
Diluted	130,764.998	81,992.071
Earnings (Loss) Per Share:
Basic	$0.01	$(0.17)
Diluted	$0.01	$(0.17)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	$128	$645,813	$(243,851)	$402,090
Net income	—	—	—	1,757	1,757
Stock-based compensation	—	—	947	—	947
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	30,708	—	(62)	—	(62)
Exercise of stock options	11,199	—	11	—	11
March 31, 2018	127,688,437	$128	$646,709	$(242,094)	$404,743
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$1,757	$(13,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	8,932	9,323
Amortization of deferred financing costs	183	821
Stock-based compensation	947	989
Lower-of-cost-or-market inventory adjustments	705	3,824
(Gain) loss on disposal of assets	(34)	1,559
Changes in operating assets and liabilities:
Trade accounts receivable, net	(11,828)	(8,776)
Other receivables, net	(207)	(399)
Refundable income taxes	2,844	(4)
Inventory, net	6,009	1,643
Prepaid expenses and other current assets	914	3,872
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1	(64)
Other liabilities	3,681	(819)
Net cash provided by (used in) operating activities	13,904	(1,709)

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(6,470)	(2,423)
Proceeds from sale of property, plant, equipment, and mineral properties	34	5,553
Net cash (used in) provided by investing activities	(6,436)	3,130

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	—	57,468
Repayments of long-term debt	—	(46,000)
Proceeds from short-term borrowings on credit facility	13,500	—
Repayments of short-term borrowings on credit facility	(15,900)	—
Employee tax withholding paid for restricted stock upon vesting	(62)	(109)
Proceeds from exercise of stock options	11	—
Net cash (used in) provided by financing activities	(2,451)	11,359

Net Change in Cash, Cash Equivalents and Restricted Cash	5,017	12,780
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,549	8,470
Cash, Cash Equivalents and Restricted Cash, end of period	$6,566	$21,250

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$95	$2,467
Income taxes	$(2,843)	$10
Accrued purchases for property, plant, equipment, and mineral properties	$933	$214
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 9% of total cost of goods sold for the three months ended March 31, 2018.
We produce potash from three solution mining facilities: our HB solar solution mine in Carlsbad, New Mexico, our solar solution mine in Moab, Utah, and our solar brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.
Except for the accounting policies for revenue recognition that were updated as a result of adopting Accounting Standards Codification ("ASC") "Revenue from Contracts with Customers" ("ASC Topic 606"), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition—The majority of our revenue is derived from contract sales that are of a short-term nature. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the full retrospective method. Comparative information has been adjusted as if ASC Topic 606 was in effect during the comparative period. See Note 16 for further discussion of the adoptions, including the retrospective adjustment made to our 2017 financial statements.
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Generally, our performance obligations are satisfied when we ship product from our facility to the customer. Shipping and handling charges are accounted for as a fulfillment cost and, as such, are not considered to be a separate performance obligation. Revenue from sales to customers at a single point in time accounted for all our revenue for both the three-month periods ended March 31, 2018, and 2017.
Contract Estimates: In certain circumstances, we may sell product to customers where the sales price is variable. For such sales, we estimate the sales price we expect to realize based on the facts and circumstances for each sale, including historical experience, and recognize revenue to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal compared to the cumulative revenue recognized under the contract.

Contract Balances: The timing of revenue recognition, billings and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. As of March 31, 2018, and December 31, 2017, we had $3.7 million and $0.0 million in contract liabilities, respectively. Because we had no contract liabilities at December 31, 2017, we did not recognize any revenue from the beginning contract liability balance during the three months ended March 31, 2018.
Disaggregation of Revenue: In the following table, revenue is disaggregated by our primary products.

	March 31, 2018
Product (amounts in thousands)	Revenue	Timing of revenue recognition
Potash	$27,064	Point in time
Trio	21,237	Point in time
Water	4,894	Point in time
Total	$53,195

	March 31, 2017
Product (amounts in thousands)	Revenue	Timing of revenue recognition
Potash	$27,220	Point in time
Trio	21,112	Point in time
Water	323	Point in time
Total	$48,655

Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3	— EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding are adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$1,757	$(13,678)

Basic weighted average common shares outstanding	127,661	81,992
Add: Dilutive effect of restricted stock	2,184	—
Add: Dilutive effect of stock options	920	—
Diluted weighted average common shares outstanding	130,765	81,992

Basic	$0.01	$(0.17)
Diluted	$0.01	$(0.17)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive effect of restricted stock	—	3,399
Anti-dilutive effect of stock options outstanding	545	1,866
Anti-dilutive effect of performance units	—	63

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash are included in the following accounts at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$6,085	$20,770
Restricted cash included in other long-term assets	481	480
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,566	$21,250
Restricted cash included in other long-term assets on the balance sheet represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management and the State of Utah as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Finished goods product inventory	$51,872	$54,577
In-process mineral inventory	15,837	19,822
Total product inventory	67,709	74,399
Current parts inventory, net	8,207	8,727
Total current inventory, net	75,916	83,126
Long-term parts inventory, net	31,106	30,611
Total inventory, net	$107,022	$113,737
Parts inventories are shown net of any required allowances. At March 31, 2018, and December 31, 2017, allowances for parts inventory obsolescence were $3.6 million and $4.2 million.
During the three months ended March 31, 2018, and 2017, we recorded charges of approximately $0.7 million and $3.8 million, respectively, as a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Buildings and plant	$80,343	$79,757
Machinery and equipment	236,605	234,861
Vehicles	5,121	4,835
Office equipment and improvements	13,516	12,637
Ponds and land improvements	57,986	56,194
Total depreciable assets	$393,571	$388,284
Accumulated depreciation	(148,255)	(141,818)
Total depreciable assets, net	$245,316	$246,466

Mineral properties and development costs	$138,880	$138,841
Accumulated depletion	(28,436)	(26,840)
Total depletable assets, net	$110,444	$112,001

Land	$519	$519
Construction in progress	$3,083	$5,556
Total property, plant, equipment, and mineral properties, net	$359,362	$364,542

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Depreciation	$6,919	$7,160
Depletion	1,596	1,774
Accretion	417	389
Total incurred	$8,932	$9,323

Note 7	— DEBT
Senior Notes—As of March 31, 2018, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025
We are required to prepay $10 million in principal of the Notes, plus accrued interest and a make-whole amount, on or before December 31, 2018.
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the twelve months ended March 31, 2018, we were required to maintain a minimum adjusted EBITDA of negative $7.5 million. We met this covenant with adjusted EBITDA of $37.0 million for the trailing twelve months ended March 31, 2018.

•
For the quarters ending June 30, 2018, and September 30, 2018, we are required to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million, respectively. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of March 31, 2018, our fixed charge coverage amount was $15.7 million, and our fixed charge coverage ratio was 3.78 to 1.0.

•
We are required to maintain a maximum leverage ratio that starts at 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of March 31, 2018, our leverage ratio was 1.66 to 1.0.

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA, fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the three months ended March 31, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets. We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2018.

Our outstanding long-term debt, net, as of March 31, 2018, and December 31, 2017, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(530)	(563)
Long-term debt, net	$49,470	$49,437

Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal that matures on October 31, 2019. The credit facility allows us to borrow up to $35 million subject to monthly limits based on our inventory and receivables. We can use up to $10 million of borrowings under the agreement to make payments on the Notes.
Borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets.
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the three months ended March 31, 2018, we borrowed $13.5 million and repaid $15.9 million under the facility. As of March 31, 2018, we had $1.5 million of borrowings outstanding and $2.1 million in outstanding letters of credit under the facility. Considering the outstanding borrowings and letters of credit, we have $31.4 million available under the facility as of March 31, 2018. We were in compliance with the applicable covenants under the facility as of March 31, 2018.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million and $4.5 million for the three months ended March 31, 2018, and 2017, respectively.
Amounts included in interest expense for the three months ended March 31, 2018, and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest on Notes and credit facility	$749	$2,836
Make-whole payments	—	794
Amortization of deferred financing costs	183	821
Gross interest expense	932	4,451
Less capitalized interest	(54)	(30)
Interest expense, net	$878	$4,421

Note 8	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $6.1 million and $1.1 million at March 31, 2018, and December 31, 2017, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Asset retirement obligation, at beginning of period	$21,476	$19,976
Accretion of discount	417	389
Total asset retirement obligation, at end of period	$21,893	$20,365
The undiscounted amount of asset retirement obligation was $59.5 million as of March 31, 2018.

Note 10	— COMMON STOCK
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We sold no shares under the at-the-market offering program during the first quarter of 2018.

Note 11	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2018, there were approximately 2.3 million shares available for issuance under the Plan.
For the three months ended March 31, 2018, we granted 0.4 million shares of restricted stock and 1.6 million non-qualified stock options to executive officers, and other key employees. These awards vest over one to three years, and in some cases, contain performance vesting conditions or market conditions. As of March 31, 2018, the following awards were outstanding under the Plan:

Outstanding as of March 31, 2018
Restricted Stock	3,403,056

Non-qualified Stock Options	3,594,592

Total share-based compensation expense was $0.9 million and $1.0 million for the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, we had $9.5 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2020.

Note 12	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three months ended March 31, 2018, and March 31, 2017, we incurred an immaterial amount of income tax expense. Our effective tax rate was 0% for the three months ended March 31, 2018, and 2017, which differed from the statutory rate primarily due to the valuation allowance established to offset our deferred tax assets
As of March 31, 2018, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we recognized a full valuation allowance against our net deferred tax assets as of March 31, 2018, and December 31, 2017.

Note 13	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2018, and December 31, 2017, we had $18.8 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of March 31, 2018, and December 31, 2017, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.3 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in US District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the US District Court for the District of New Mexico.  Mr. Gamble is a former employee of Intrepid and Mosaic. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys’ fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets.  The lawsuit is progressing through discovery.  We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.
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
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 30 years.
Rental and lease expenses for the three months ended March 31, 2018, and 2017, were $1.0 million and $1.5 million, respectively.

Note 14	— FAIR VALUE
We measure our financial assets and liabilities in accordance with Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures.
As of March 31, 2018, and December 31, 2017, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of March 31, 2018, and December 31, 2017, the estimated fair value of our outstanding Notes was $56 million and $58.8 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 15	— BUSINESS SEGMENTS
We have two business segments: potash and Trio®. Our reportable segments are determined by management based on a number of factors including the types of potassium-based fertilizer produced, production processes, markets served and the financial information available to our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales are to external customers. Water sales and corporate expenses are included in "Other."
Information for each segment is provided in the following tables (in thousands):

Three Months Ended March 31, 2018	Potash	Trio®	Other	Consolidated
Sales	$27,064	$21,237	$4,894	$53,195
Less: Freight costs	3,458	6,276	—	9,734
Warehousing and handling costs	1,154	1,118	4	2,276
Cost of goods sold	17,476	15,216	588	33,280
Lower-of-cost-or-market inventory adjustments	—	705	—	705
Gross Margin (Deficit)	$4,976	$(2,078)	$4,302	$7,200
Depreciation, depletion and accretion incurred[1]	$7,138	$1,690	$104	$8,932

Three Months Ended March 31, 2017	Potash	Trio®	Other	Consolidated
Sales	$27,220	$21,112	$323	$48,655
Less: Freight costs	2,959	5,762	—	8,721
Warehousing and handling costs	1,512	1,258	—	2,770
Cost of goods sold	20,421	15,452	—	35,873
Lower-of-cost-or-market inventory adjustments	—	3,824	—	3,824
Gross Margin (Deficit)	$2,328	$(5,184)	$323	$(2,533)
Depreciation, depletion and accretion incurred[1]	$7,563	$1,699	$61	$9,323
1 Depreciation, depletion and accretion incurred for potash and Trio® excludes depreciation, depletion and accretion amounts absorbed in or relieved from inventory.

Note 16	— RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. This standard became effective for us beginning January 1, 2018.
Our revenue predominantly continues to be recognized when products are shipped from our manufacturing facilities. Under the new revenue standard, certain sales where revenue was previously deferred, such as sales in which the final price was not fixed and determinable, we now recognize revenue when the product is shipped using the sales price we expect to realize. In conjunction with our adoption of Topic 606 on January 1, 2018, primarily related to variable pricing contracts, we recorded a net increase to opening retained deficit of $0.5 million.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)" which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice. ASU No. 2016-15 specifically addresses eight classification issues within the statement of cash flows including debt prepayments or debt extinguishment costs; proceeds from the settlement of insurance claims; and separately identifiable cash flows and application of the predominance principle. This standard became effective for us beginning January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
    In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740)" which became effective for us beginning January 1, 2018. This standard requires us to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which became effective for us beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated state of cash flows, net cash flows for the three months ended March 31, 2017, decreased by $3.5 million.
Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018, with a modified retrospective transition method mandated. Our mineral leases are exempt from the new standard. We do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. Because we have historically experienced immaterial bad debt expense related to our trade receivables, we do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	changes in the price, demand, or supply of our products;

•	our ability to successfully identify and implement any opportunities to expand sales of water, by-products, and other non-potassium related products or other revenue diversification activities;

•	challenges to our water rights;

•	our ability to comply with the terms of our senior notes and revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	our ability to expand Trio® sales internationally and manage risks associated with international sales, including pricing pressure and freight costs;

•	our ability to successfully identify and consummate profitable growth opportunities;

•	the costs of, and our ability to successfully execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;

•	further write-downs of the carrying value of assets, including inventories;

•
circumstances that disrupt or limit production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems;

•	changes in reserve estimates;

•	currency fluctuations;

•	adverse changes in economic conditions or credit markets;

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;

•	adverse weather events, including events affecting precipitation and evaporation rates at Intrepid's solar solution mines;

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;

•	changes in the prices of raw materials, including chemicals, natural gas, and power;

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services;

•	our inability to fund necessary capital investments; and

•	the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by this report.
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

Company Overview
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 9% of total cost of goods sold for the three months ended March 31, 2018.
We produce potash from three solution mining facilities: our HB solar solution mine in Carlsbad, New Mexico, our solar solution mine in Moab, Utah, and our solar brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
We have additional opportunities to develop mineralized deposits of potash in New Mexico, as well as to continue the optimization of our processing plants. These opportunities include additional solution mining activities, additional recoveries of langbeinite, development of by-product and water markets, and acceleration of production from our reserves.
We routinely post important information about us and our business, including information about upcoming investor presentations, on our website under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts or Really Simple Syndication (RSS) feeds regarding new postings. Our website is intrepidpotash.com.

Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that these trends will continue to impact our results of operations, cash flows, and financial position.
• Trio® pricing and demand. Our first quarter Trio® sales volume was flat compared to the first quarter of 2017. Domestic Trio® sales volume increased 18% in the first quarter of 2018, compared to the first quarter of 2017, partially offset by a 29% decrease in international sales volume during the same period. Overall, our average net realized sales price per ton for Trio® declined to $194 for the first quarter of 2018, compared to $202 in the same period last year. Domestic average net realized sales price per ton was negatively impacted by price decreases during the second half of 2017. Increased freight expense is mainly due to shipping more tons to the southeastern United States in the first quarter of 2018, as compared to the first quarter of 2017. International average net realized sales price per ton continues to be pressured by the availability of lower-cost alternatives and higher freight costs associated with international shipments. Domestically, we expect to benefit from Trio® price increases beginning in the second quarter of 2018.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. To some extent, international sales to new geographies for use with a variety of crops has helped to moderate the seasonality that we see domestically. We continue our international efforts for Trio®, focusing on those areas with the highest average net realized sales price per ton. Given the current pricing environment, we continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
• Potash pricing and demand. Our average net realized sales price per ton for potash increased in the first quarter of 2018, to $243 per ton compared to $240 per ton for the first quarter of 2017, driven by increased prices for agricultural sales. Sales volume decreased slightly in the first quarter of 2018 compared to 2017, due to decreased sales volume in the industrial market.
Although production curtailments from us and other producers reduced potash supply in North America, global effective capacity continues to exceed demand. Potash prices are a significant driver of profitability for our business. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
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
• Water and by-product sales. We continue to diversify our sources of income by expanding sales of water and by-products, particularly to service the oil and gas markets near our operating plants. In the first quarter of 2018, water sales increased to $4.9 million compared to $0.3 million during the first quarter of 2017, and $2.9 million during the fourth quarter of 2017. In addition, we sold $0.7 million of water that was accounted for as by-product credits to our cost of goods sold during the first quarter of 2018. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. We have pre-arranged water commitments of $15 million per year for five years beginning in 2018. With these and other sales, we expect to generate $20 million to $30 million from water sales in 2018. We expect to continue to incur minimal expenditures associated with this revenue stream.
We also produce salt, magnesium chloride and brines as by-products of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities.
• Debt repayments and interest rates. During the three months ended March 31, 2018, and 2017, we incurred gross interest expense of $0.9 million and $4.5 million, respectively. The significant decrease was due to having $60 million in outstanding debt during the first quarter of 2018 compared to an outstanding balance of $135 million at the beginning of the first quarter of 2017. In addition, effective November 1, 2017, the interest rates on our Notes decreased by 400 basis points as our financial position improved during 2017. We are currently paying the lowest rates available under the Notes and expect that to continue for the remainder of 2018. The interest rates that we pay under our Notes may adjust quarterly based on our financial performance. If our financial performance declines, we would pay higher interest rates under the Notes. We are required to repay an additional $10 million of outstanding principal, plus accrued interest and a make-whole amount on or before December 31, 2018.
• Growth strategy. We are in the process of implementing or considering initiatives designed to maximize the value of our existing assets, such as through increased potash and Trio® production, and increased sales of water, magnesium chloride, salt, and brine. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets, through the acquisition of companies or assets or otherwise. These efforts are at a very early exploratory stage and may not come to fruition.

Results of Operations

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2018	2017
Sales	$53,195	$48,655
Less:
Freight costs	9,734	8,721
Warehousing and handling costs	2,276	2,770
Cost of goods sold	33,280	35,873
Lower-of-cost-or-market inventory adjustments	705	3,824
Gross Margin (Deficit)	$7,200	$(2,533)

Net Income (Loss)	$1,757	$(13,678)

Production volume:
Potash	125	118
Langbeinite	47	71
Sales volume:
Potash	97	101
Trio®	77	76

Average Net Realized Sales Price per Ton[1]
Potash	$243	$240
Trio®	$194	$202
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2018, and 2017
Total sales in the three months ended March 31, 2018, increased 9% compared to the three months ended March 31, 2017, due to increased water sales. Increased water sales were driven by our efforts to monetize our water rights. Potash and Trio® price increases are expected to positively impact our average net realized sales price per ton beginning in the second quarter of 2018.
Our total cost of goods sold decreased 7% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increased sales of by-products, which are accounted for as a credit to cost of goods sold. We generated gross margin and net income for the first quarter of 2018, compared to a gross deficit and net loss for the first quarter of 2017, driven by the increase in water sales and sales of by-products.
Selling and Administrative Expense
Selling and administrative expenses decreased $0.4 million, or 10%, to $4.0 million for the three months ended March 31, 2018, from $4.4 million for the three months ended March 31, 2017. The decrease was primarily due to decreased administrative wages and benefits and travel related expenses.
Care and Maintenance Expenses
For the three months ended March 31, 2018, and 2017, we incurred care and maintenance expenses related to our West facility of $0.1 million, and $0.7 million, respectively. Expenses were higher in 2017 as we incurred initial costs to transition the plant to its current state of care and maintenance. We expect expenses going forward to approximate the 2018 level.
Interest Expense

For the three months ended March 31, 2018, interest expense decreased $3.5 million compared to the same period in 2017, as our average debt balance decreased from $129 million during first quarter 2017, to $60 million during the first quarter of 2018. Additionally, we incurred make-whole payments of $0.8 million related to $46 million of principal repayments made in the latter half of the first quarter of 2017, and wrote off deferred financing costs of $0.5 million associated with those principal repayments. Finally, the interest rate incurred during the first quarter of 2018 is 400 basis points less than the interest rate incurred in first quarter of 2017 due to our improved financial condition.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three months ended March 31, 2018, and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest on Notes and credit facility	$749	$2,836
Make-whole payments	—	794
Amortization of deferred financing costs	183	821
Gross interest expense	932	4,451
Less capitalized interest	(54)	(30)
Interest expense, net	$878	$4,421

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2018	2017
Sales	$27,064	$27,220
Less: Freight costs	3,458	2,959
Warehousing and handling costs	1,154	1,512
Cost of goods sold	17,476	20,421
Lower-of-cost-or-market inventory adjustments	—	—
Gross Margin	$4,976	$2,328
Depreciation, depletion and accretion incurred[1]	$7,138	$7,563
Sales volumes (in tons)	97	101
Production volumes (in tons)	125	118

Average Net Realized Sales Price per Ton[2]	$243	$240
1 Depreciation, depletion and accretion incurred excludes depreciation, depletion and accretion amounts absorbed in or (relieved from) inventory.
2 Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2018, and 2017
Our potash sales volume in the first quarter of 2018, was 4% less than the same period in 2017, due to decreased sales volume in the industrial market, partially offset by an increase in sales volume in the agricultural market. Unseasonably cold temperatures in certain areas limited exploration and completion activities during the first quarter of 2018.
Our decreased sales volume was partially offset by a 1% increase in our average net realized sales price per ton. The increase was driven by increased sales prices for potash sold in the agricultural market.
Our freight costs increased primarily due to higher freight rates during the first quarter of 2018, compared to the first quarter of 2017. Freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.

Warehouse and handling costs decreased 23% in the first quarter of 2018 compared to 2017, due to reduced rental and contract labor expense, and the sale of an offsite warehouse in the first quarter of 2017.
Our potash cost of goods sold decreased due to a 14% decrease in sales volume, and an increase in by-product sales, which are accounted for as a credit to cost of goods sold, and improved evaporation.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018	2017
Agricultural	84%	78%
Industrial	5%	10%
Feed	11%	12%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2018	2017
Sales	$21,237	$21,112
Less: Freight costs	6,276	5,762
Warehousing and handling costs	1,118	1,258
Cost of goods sold	15,216	15,452
Lower-of-cost-or-market inventory adjustments	705	3,824
Gross Deficit	$(2,078)	$(5,184)
Depreciation, depletion and accretion incurred[1]	$1,690	$1,699
Sales volumes (in tons)	77	76
Production volumes (in tons)	47	71

Average Net Realized Sales Price per Ton[2]	$194	$202
1 Depreciation, depletion and accretion incurred excludes depreciation, depletion and accretion amounts absorbed in or (relieved from) inventory.
2 Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2018, and 2017
Trio® sales increased 1% for the three months ended March 31, 2018, as compared to the same period in 2017. While sales volume increased 2%, average net realized sales price per ton decreased 4%. Domestically, we expect to benefit from price increases beginning in the second quarter of 2018.
Our freight costs increased as we shipped more tons into the southeastern United States in the first quarter of 2018, compared to the first quarter of 2017.
Cost of goods sold for Trio® decreased due to increased sales of by-products which are accounted for as a credit to cost of goods sold. Our production volume decreased by 34% in the first quarter of 2018, compared to the first quarter of 2017, as a result of our decision to reduce Trio® production in mid-2017 in order to match production with expected demand and to manage inventory levels.
In the three months ended March 31, 2018, we recorded a lower-of-cost-or-market charge of approximately $0.7 million related to Trio® inventory that is scheduled for export in the second quarter of 2018. Our average net realized sales price per ton for the three months ended March 31, 2018, was $194 compared to $202 for the same period in 2017.

Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market has decreased during the three months ended March 31, 2018, compared to the same period in 2017, as we focus on selling into those areas with the highest average net realized sales price per ton.

	United States	Export
For the three months ended March 31, 2018	77%	23%

For the three months ended March 31, 2017	67%	33%

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio® and water and are determined by the quantities of product we sell and the sales prices we realize. For potash and Trio®, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on only a portion of our sales as many of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Rail freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price. Additionally, international freight costs per ton are significantly higher than domestic freight costs per ton. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs. Water sales are based on negotiated contractual per barrel rates multiplied by the number of barrels delivered to the customer.
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
Cost of Goods Sold
Our cost of goods sold reflects costs to produce our potash and Trio® products, less credits generated from the sale of our by-products, and costs incurred to deliver water to customers. Many of our potash and Trio® production costs are largely fixed, and, consequently, our cost of goods sold per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory, sales, production levels at our facilities, and sales of by-products.
Our production costs are also impacted when our production levels change, due to factors such as changes in the grade of ore mined, levels of Trio® mine development, plant operating performance, downtime, and periodic maintenance turnarounds. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with the oil and gas, mining, and nuclear waste storage industries.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2018 and 2017, our average royalty rate was 4.3% and 4.0%, respectively.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three months ended March 31, 2018, and 2017 approximated zero. Our effective tax rates were impacted primarily due to the valuation allowance established to offset our deferred tax assets.

Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2018, and 2017, we incurred immaterial amounts of income tax expense.
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

Capital Investments
During the first three months of 2018, cash paid for property, plant and equipment was $6.5 million. We expect total capital investment for 2018 to be approximately $12 million to $16 million. We expect the majority of our capital investment in 2018 to be sustaining capital. We anticipate our remaining 2018 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2018, we had cash of $6.1 million, compared with cash of $1.1 million at December 31, 2017.
Our operations have primarily been funded from cash on hand and cash generated by operations. We continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing current debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets, including through our at-the-market offering program, in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. With the availability under our credit facility and expected future cash generated from operations, we believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities	$13,904	$(1,709)
Cash flows (used in) provided by investing activities	$(6,436)	$3,130
Cash flows (used in) provided by financing activities	$(2,451)	$11,359
Operating Activities
Total cash provided by operating activities through March 31, 2018, was $13.9 million, an increase of $15.6 million compared with the first three months of 2017. The increase was driven by increased water and by-product sales and decreased inventory during the quarter. While sales volumes were flat for the three months ended March 31, 2018, as compared to the same period in 2017, we began curtailing Trio® production in mid-2017 to match production with expected demand and manage inventory levels.
Investing Activities
Total cash used in investing activities increased by $9.6 million in the first three months of 2018, compared with the same period in 2017. Cash capital expenditures increased by $4.0 during the first three months of 2018, due mainly to construction of capital projects designed to increase water and by-product sales. During the first three months of 2017, we sold an asset and received approximately $5.5 million in cash proceeds.

Financing Activities
Total cash used in financing activities increased by $13.8 million in the first three months of 2018, compared with the same period in 2017. In the first quarter of 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. Proceeds from the underwritten public offering were used in part of repay $46 million of indebtedness during the first three months of 2017. In 2018, financing activities consisted of net repayments of short-term borrowings on our credit facility.
Senior Notes
As of March 31, 2018, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025
We are required to prepay $10 million in principal of the Notes, plus accrued interest and a make-whole amount, on or before December 31, 2018.
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the twelve months ended March 31, 2018, we were required to maintain a minimum adjusted EBITDA of negative $7.5 million. We met this covenant with adjusted EBITDA of $37.0 million for the trailing twelve months ended March 31, 2018.

•
For the quarters ending June 30, 2018, and September 30, 2018, we are required to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million, respectively. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of March 31, 2018, our fixed charge coverage amount was $15.7 million, and our fixed charge coverage ratio was 3.78 to 1.0,

•
We are required to maintain a maximum leverage ratio that starts at 11.5 to 1.0 for the quarter ending June 30, 2018, and decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of March 31, 2018, our leverage ratio was 1.66 to 1.0.

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA, fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the three months ended March 31, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and second lien on substantially all of our current assets. We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2018.
Our outstanding long-term debt, net, as of March 31, 2018, and December 31, 2017, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(530)	(563)
Long-term debt, net	$49,470	$49,437
Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal that matures on October 31, 2019. The credit facility allows us to borrow up to $35 million subject to monthly limits based on our inventory and receivables. We can use up to $10 million of borrowings under the agreement to make payments on the Notes.

Borrowings on the credit facility bear interest at 1.75% to 2.25% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets.
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the three months ended March 31, 2018, we borrowed $13.5 million and repaid $15.9 million under the facility. As of March 31, 2018, we had $1.5 million of borrowings outstanding and $2.1 million in outstanding letters of credit under the facility. Considering the outstanding borrowings and letters of credit, we had $31.4 million available under the facility as of March 31, 2018. We were in compliance with the applicable covenants under the facility as of March 31, 2018.
At-the-Market Offering Program
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We did not issue any shares under our at-the-market program during the first quarter of 2018. We have remaining capacity to issue up to $37.8 million of additional shares of common stock under the program.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no material off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2017, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC Topic 606 on January 1, 2018, as discussed in Note 2 to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies since December 31, 2017.

Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use average net realized sales price per ton, a non-GAAP financial measure to monitor, and evaluate our performance. This non-GAAP financial measure should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP measure for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018			2017
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$27,064	$21,237	$48,301	$27,220	$21,112	$48,332
Freight costs	3,458	6,276	9,734	2,959	5,762	8,721
Subtotal	$23,606	$14,961	$38,567	$24,261	$15,350	$39,611

Divided by:
Tons sold	97	77		101	76
Average net realized sales price per ton	$243	$194		$240	$202

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2017, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in US District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the US District Court for the District of New Mexico.  Mr. Gamble is a former employee of Intrepid and Mosaic. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief of an unspecified amount, including damages for actual loss and unjust enrichment, exemplary damages, attorneys’ fees, and injunctive relief and has alleged that it has spent hundreds of millions of dollars to research and develop its alleged trade secrets.  The lawsuit is progressing through discovery.  We are vigorously defending against the lawsuit.
We are subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to these risks and uncertainties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2018, through January 31, 2018	—	—	—	N/A
February 1, 2018, through February 28, 2018	15,900	$3.87	—	N/A
March 1, 2018, through March 31, 2018	—	—	—	N/A
Total	15,900	$3.87	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, preserve employee health, and comply with safety- and health-based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with regulators to identify and implement new accident prevention techniques and practices.
Our East, West and North facilities in New Mexico are subject to regulation by the Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues citations and orders when it believes a violation has occurred under federal law. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by SEC rules. Our Utah and HB facilities are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

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

INTREPID POTASH, INC. (Registrant)

Dated: April 24, 2018	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: April 24, 2018	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)