Form 10-Q
period 2018-06-30
Intrepid Potash, Inc.
filed 2018-08-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 001-34025
INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1501877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 17th Street, Suite 1050, Denver, Colorado 80202	80202
(Address of principal executive offices)	(Zip Code)
(303) 296-3006
(Registrant’s telephone number, including area code)

707 17th Street, Suite 4200, Denver, Colorado 80202
(Former address, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2018, the registrant had outstanding 131,106,900 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$26,234	$1,068
Accounts receivable:
Trade, net	21,208	17,777
Other receivables, net	2,095	762
Refundable income taxes	—	2,663
Inventory, net	68,354	83,126
Prepaid expenses and other current assets	4,662	6,088
Total current assets	122,553	111,484

Property, plant, equipment, and mineral properties, net	353,920	364,542
Long-term parts inventory, net	31,858	30,611
Other assets, net	3,653	3,955
Total Assets	$511,984	$510,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$5,068	$11,103
Related parties	28	28
Income taxes payable	172	—
Accrued liabilities	6,686	8,074
Accrued employee compensation and benefits	5,227	4,317
Advances on credit facility	—	3,900
Current portion of long-term debt	10,000	10,000
Other current liabilities	8,130	65
Total current liabilities	35,311	37,487

Long-term debt, net	49,504	49,437
Asset retirement obligation	22,310	21,476
Other non-current liabilities	—	102
Total Liabilities	107,125	108,502
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
128,232,942 and 127,646,530 shares outstanding
at June 30, 2018, and December 31, 2017, respectively	128	128
Additional paid-in capital	647,783	645,813
Retained deficit	(243,052)	(243,851)
Total Stockholders' Equity	404,859	402,090
Total Liabilities and Stockholders' Equity	$511,984	$510,592

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$51,014	$45,007	$104,208	$93,663
Less:
Freight costs	8,931	7,985	18,665	16,706
Warehousing and handling costs	2,600	2,197	4,877	4,968
Cost of goods sold	32,121	29,821	65,399	65,694
Lower-of-cost-or-market inventory adjustments	76	317	781	4,141
Gross Margin	7,286	4,687	14,486	2,154

Selling and administrative	6,190	4,656	10,160	9,060
Accretion of asset retirement obligation	417	389	834	778
Restructuring expense	—	266	—	266
Care and maintenance expense	118	419	247	1,111
Other operating expense	703	641	869	2,291
Operating (Loss) Income	(142)	(1,684)	2,376	(11,352)

Other Income (Expense)
Interest expense, net	(878)	(4,217)	(1,756)	(8,637)
Interest income	—	—	99	4
Other income (expense)	62	(27)	80	384
(Loss) Income Before Income Taxes	(958)	(5,928)	799	(19,601)

Income Tax Expense	—	(7)	—	(12)
Net (Loss) Income	$(958)	$(5,935)	$799	$(19,613)

Weighted Average Shares Outstanding:
Basic	127,861,112	126,221,142	127,761,837	104,228,787
Diluted	127,861,112	126,221,142	130,966,054	104,228,787
(Loss) Earnings Per Share:
Basic	$(0.01)	$(0.05)	$0.01	$(0.19)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.19)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	$128	$645,813	$(243,851)	$402,090
Net income	—	—	—	799	799
Stock-based compensation	—	—	2,294	—	2,294
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	556,158	—	(371)	—	(371)
Exercise of stock options	30,254	—	47	—	47
Balance, June 30, 2018	128,232,942	$128	$647,783	$(243,052)	$404,859
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$799	$(19,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and accretion	16,909	17,620
Amortization of deferred financing costs	367	1,350
Stock-based compensation	2,294	1,685
Lower-of-cost-or-market inventory adjustments	781	4,141
(Gain) loss on disposal of assets	(84)	1,564
Allowance for doubtful accounts	379	—
Allowance for parts inventory obsolescence	15	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,810)	(1,134)
Other receivables, net	(1,333)	(890)
Refundable income taxes	2,663	3
Inventory, net	12,727	4,984
Prepaid expenses and other current assets	1,428	4,591
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,197)	(5,560)
Income tax payable	172	—
Other liabilities	8,066	(757)
Net cash provided by operating activities	38,176	7,984

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(8,878)	(3,559)
Proceeds from sale of property, plant, equipment, and mineral properties	92	5,554
Net cash (used in) provided by investing activities	(8,786)	1,995

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	—	57,479
Repayments of long-term debt	—	(69,000)
Proceeds from short-term borrowings on credit facility	13,500	—
Repayments of short-term borrowings on credit facility	(17,400)	—
Debt issuance costs	—	(99)
Employee tax withholding paid for restricted stock upon vesting	(371)	(158)
Proceeds from exercise of stock options	47	—
Net cash used in financing activities	(4,224)	(11,778)

Net Change in Cash, Cash Equivalents and Restricted Cash	25,166	(1,799)
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,549	8,470
Cash, Cash Equivalents and Restricted Cash, end of period	$26,715	$6,671

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$1,576	$8,377
Income taxes	$(2,835)	$10
Accrued purchases for property, plant, equipment, and mineral properties	$651	$242
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 9% of total cost of goods sold for the six months ended June 30, 2018.
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
Except for the accounting policies for revenue recognition that were updated as a result of adopting Accounting Standards Codification ("ASC") 606 "Revenue from Contracts with Customers" ("ASC Topic 606"), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition—The majority of our revenue is derived from contract sales that are of a short-term nature. We account for revenue in accordance with ASC Topic 606, which we adopted on January 1, 2018, using the full retrospective method. Comparative information has been adjusted as if ASC Topic 606 was in effect during the comparative period. See Note 16 "Recently Adopted Accounting Pronouncements" for further discussion of the adoptions, including the retrospective adjustment made to our 2017 financial information.
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Generally, our performance obligations are satisfied when we ship product from our facility to the customer. Shipping and handling charges are accounted for as a fulfillment cost and, as such, are not considered to be a separate performance obligation. Revenue from sales to customers at a single point in time accounted for all our revenue for the three and six months ended June 30, 2018, and 2017.
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

Contract Balances: The timing of revenue recognition, billings and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. As of June 30, 2018, we had $7.3 million in contract liabilities which are included in "Other current liabilities" on the condensed consolidated balance sheets. We had no contract liabilities at December 31, 2017. For the three and six months ended June 30, 2018, we recognized $0.5 million of revenue as the performance obligation was satisfied.
Disaggregation of Revenue: In the following table, revenue is disaggregated by our primary products.

	Three Months Ended June 30,
	2018	2017
Product (amounts in thousands)	Revenue	Revenue	Timing of revenue recognition
Potash	$28,188	$27,814	Point in time
Trio	18,839	16,096	Point in time
Water and other	3,987	1,097	Point in time
Total	$51,014	$45,007

	Six Months Ended June 30,
	2018	2017
Product (amounts in thousands)	Revenue	Revenue	Timing of revenue recognition
Potash	$55,246	$55,034	Point in time
Trio	40,082	37,208	Point in time
Water and other	8,880	1,421	Point in time
Total	$104,208	$93,663

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(958)	$(5,935)	$799	$(19,613)

Basic weighted-average common shares outstanding	127,861	126,221	127,762	104,229
Add: Dilutive effect of restricted stock	—	—	2,215	—
Add: Dilutive effect of stock options	—	—	989	—
Diluted weighted-average common shares outstanding	127,861	126,221	130,966	104,229

Basic	$(0.01)	$(0.05)	$0.01	$(0.19)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.19)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive effect of restricted stock	3,221	2,640	—	2,794

Anti-dilutive effect of stock options outstanding	3,587	1,899	1,154	1,883

Anti-dilutive effect of performance units	—	63	—	63

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$26,234	$6,190
Restricted cash included in other long-term assets	481	481
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,715	$6,671
Restricted cash included in other long-term assets on the balance sheet represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management and the State of Utah as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Finished goods product inventory	$37,747	$54,577
In-process mineral inventory	23,017	19,822
Total product inventory	60,764	74,399
Current parts inventory, net	7,590	8,727
Total current inventory, net	68,354	83,126
Long-term parts inventory, net	31,858	30,611
Total inventory, net	$100,212	$113,737
Parts inventories are shown net of any required allowances. At June 30, 2018, and December 31, 2017, allowances for parts inventory obsolescence were $3.4 million and $4.2 million, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, for the three months ended June 30, 2018, and 2017, we recorded $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2018, and 2017, we recorded charges of approximately $0.8 million and $4.1 million, respectively.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Buildings and plant	$80,438	$79,757
Machinery and equipment	237,847	234,861
Vehicles	5,321	4,835
Office equipment and improvements	13,102	12,637
Ponds and land improvements	57,820	56,194
Total depreciable assets	$394,528	$388,284
Accumulated depreciation	(154,143)	(141,818)
Total depreciable assets, net	$240,385	$246,466

Mineral properties and development costs	$138,925	$138,841
Accumulated depletion	(29,017)	(26,840)
Total depletable assets, net	$109,908	$112,001

Land	$519	$519
Construction in progress	$3,108	$5,556
Total property, plant, equipment, and mineral properties, net	$353,920	$364,542

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation	$6,979	$7,080	$13,899	$14,240
Depletion	581	828	2,176	2,602
Accretion	417	389	834	778
Total incurred	$7,977	$8,297	$16,909	$17,620

Note 7	— DEBT
Senior Notes—As of June 30, 2018, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020

•	$18 million of Senior Notes, Series B, due April 14, 2023

•	$18 million of Senior Notes, Series C, due April 16, 2025
We are required to prepay $10 million in principal of the Notes, plus accrued interest and a make-whole amount, on or before December 31, 2018.
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the quarters ended June 30, 2018, and ending September 30, 2018, we were and are required to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million, respectively. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of June 30, 2018, we were in compliance with these financial covenants as our fixed charge coverage amount was $21.9 million, and our fixed charge coverage ratio was 8.6 to 1.0.

•
We are required to maintain a maximum leverage ratio that started at 11.5 to 1.0 for the quarter ended June 30, 2018, and decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of June 30, 2018, our leverage ratio was 1.5 to 1.0.

Fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the three and six months ended June 30, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2018.
Our outstanding long-term debt, net, as of June 30, 2018, and December 31, 2017, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(496)	(563)
Long-term debt, net	$49,504	$49,437

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
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the three months ended June 30, 2018, we had no borrowings and repaid $1.5 million under the facility. For the six months ended June 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility. As of June 30, 2018, we had no borrowings outstanding and $3.8 million in outstanding letters of credit under the facility. Considering the outstanding letters of credit, we have $25.7 million available under the facility as of June 30, 2018. We were in compliance with the applicable covenants under the facility as of June 30, 2018.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million and $4.3 million for the three months ended June 30, 2018, and 2017, respectively. For the six months ended June 30, 2018 and 2017, we incurred gross interest expense of $1.8 million and $8.7 million, respectively.
Amounts included in interest expense for the three and six months ended June 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest on Notes and credit facility	$703	$1,963	$1,451	$4,798
Make-whole payments	—	1,760	—	2,554
Amortization of deferred financing costs	183	529	367	1,350
Gross interest expense	886	4,252	1,818	8,702
Less capitalized interest	(8)	(35)	(62)	(65)
Interest expense, net	$878	$4,217	$1,756	$8,637

Note 8	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $26.2 million and $1.1 million at June 30, 2018, and December 31, 2017, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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

Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset retirement obligation, at beginning of period	$21,893	$20,365	$21,476	$19,976
Accretion of discount	417	389	834	778
Total asset retirement obligation, at end of period	$22,310	$20,754	$22,310	$20,754
The undiscounted amount of asset retirement obligation was $59.5 million as of June 30, 2018.

Note 10	— COMMON STOCK
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We sold no shares under the at-the-market offering program during the first six months of 2018. We have remaining capacity to issue and sell up to $37.8 million of additional shares of common stock under the program.

Note 11	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2018, there were approximately 2.3 million shares available for issuance under the Plan.
For the three months ended June 30, 2018, we granted to members of our Board of Directors 0.1 million shares of restricted stock, which vest one year from the date of the grant.
For the six months ended June 30, 2018, we granted 0.5 million shares of restricted stock and 1.6 million non-qualified stock options to members of our Board of Directors, executive officers, and other key employees. These awards vest one to three years from the date of the grant, and in some cases, contain performance-vesting conditions or market conditions.
As of June 30, 2018, the following awards were outstanding under the Plan:

Outstanding as of June 30, 2018
Restricted Stock	2,903,388

Non-qualified Stock Options	3,574,198

Total share-based compensation expense was $1.3 million and $0.7 million for the three months ended June 30, 2018, and 2017, respectively. For the six months ended June 30, 2018, and 2017, total share-based compensation expense was $2.3 million and $1.7 million, respectively. As of June 30, 2018, we had $8.1 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2021.

Note 12	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During both the three and six months ended June 30, 2018, and June 30, 2017, we incurred an immaterial amount of income tax expense. Our effective tax rate was 0% for both the three and six months ended June 30, 2018, and 2017, which differed from the statutory rate primarily due to the valuation allowance established to offset our deferred tax assets.

As of June 30, 2018, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we maintained a full valuation allowance against our net deferred tax assets as of June 30, 2018, and December 31, 2017.

Note 13	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2018, and December 31, 2017, we had $18.8 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of June 30, 2018, and December 31, 2017, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.3 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
We are also subject to other claims and legal actions in the ordinary course of business. Legal costs are expensed as incurred. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Other—In May 2018, one of our water customers claimed that its water-metering equipment was not working properly in March 2018 and April 2018, thereby resulting in the customer overreporting its water use by approximately $1.7 million. We are working with the customer to determine the correct amount of water used. Although we have not completed this process, we believe it is probable that the customer overreported its water use and have estimated the overreported amount to range between $0.6 million to $1.7 million. As such, we recorded $0.6 million of operating expense in the second quarter of 2018, for a contingent liability relating to this matter.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 30 years.
Rental and lease expenses for the three months ended June 30, 2018, and 2017, were $1.0 million and $1.5 million, respectively. Rental and lease expenses for the six months ended June 30, 2018, and 2017, were $2 million and $3 million, respectively.

Note 14	— FAIR VALUE
We measure our financial assets and liabilities in accordance with Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures.
As of June 30, 2018, and December 31, 2017, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of June 30, 2018, and December 31, 2017, the estimated fair value of our outstanding Notes was $55.9 million and $58.8 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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
Information for each segment is provided in the following tables (in thousands):

Three Months Ended June 30, 2018	Potash	Trio®	Other	Consolidated
Sales	$28,188	$18,839	$3,987	$51,014
Less: Freight costs	3,276	5,655	—	8,931
Warehousing and handling costs	1,412	1,183	5	2,600
Cost of goods sold	17,221	14,162	738	32,121
Lower-of-cost-or-market inventory adjustments	—	76	—	76
Gross Margin (Deficit)	$6,279	$(2,237)	$3,244	$7,286
Depreciation, depletion and accretion incurred[1]	$6,129	$1,680	$168	$7,977

Three Months Ended June 30, 2017	Potash	Trio®	Other	Consolidated
Sales	$27,814	$16,096	$1,097	$45,007
Less: Freight costs	3,578	4,407	—	7,985
Warehousing and handling costs	1,366	831	—	2,197
Cost of goods sold	18,822	10,892	107	29,821
Lower-of-cost-or-market inventory adjustments	33	284	—	317
Gross Margin (Deficit)	$4,015	$(318)	$990	$4,687
Depreciation, depletion and accretion incurred[1]	$6,555	$1,705	$37	$8,297

Six Months Ended June 30, 2018	Potash	Trio®	Other	Consolidated
Sales	$55,246	$40,082	$8,880	$104,208
Less: Freight costs	6,735	11,930	—	18,665
Warehousing and handling costs	2,566	2,302	9	4,877
Cost of goods sold	34,697	29,376	1,326	65,399
Lower-of-cost-or-market inventory adjustments	—	781	—	781
Gross Margin (Deficit)	$11,248	$(4,307)	$7,545	$14,486
Depreciation, depletion and accretion incurred[1]	$13,268	$3,370	$271	$16,909

Six Months Ended June 30, 2017	Potash	Trio®	Other	Consolidated
Sales	$55,034	$37,208	$1,421	$93,663
Less: Freight costs	6,537	10,169	—	16,706
Warehousing and handling costs	2,878	2,090	—	4,968
Cost of goods sold	39,242	26,344	108	65,694
Lower-of-cost-or-market inventory adjustments	33	4,108	—	4,141
Gross Margin (Deficit)	$6,344	$(5,503)	$1,313	$2,154
Depreciation, depletion and accretion incurred[1]	$14,118	$3,404	$98	$17,620
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which became effective for us beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated statement of cash flows, net cash flows for the six months ended June 30, 2017, decreased by $3.5 million.
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
We are continuing to work on ensuring we have identified all potential leases. We estimate additional assets and liabilities recorded after adoption of ASU No. 2016-02, "Leases (Topic 842)" will be less than $10 million.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. Because we have historically experienced minimal bad debt expense related to our trade receivables, we do not believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements.

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

Company Overview
We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 9% of total cost of goods sold for the six months ended June 30, 2018.
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
• Trio® pricing and demand. Sales volume increased 8% in the first half of 2018, compared to the same period in 2017, driven by a 27% increase in domestic sales volume. We saw some customers return to applying Trio® on non-specialty crops due to favorable pricing against the component nutrients. Our international sales volume declined by 32% during the first half of 2018 compared to the first half of 2017 as we focused on a price-over-volume strategy. Domestic sales comprised 80% of the total Trio® sales volume for the first half of 2018, compared to 68% in the first half of 2017. At current price levels, we expect domestic Trio® sales to continue to represent a majority of Trio® sales volume.
During the first half of 2018, Trio® average net realized sales price per ton decreased 4% as compared to the first half of 2017. Domestically, we have seen higher market prices. However, unfavorable and increased freight rates have continued to negatively impact our average net realized sales price per ton. We expect the domestic Trio® average net realized sales price per ton to increase slightly during the fourth quarter of 2018, due to additional domestic price increases that were announced during the quarter.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
• Potash pricing and demand. For the six months ended June 30, 2018, our potash average net realized sales price per ton increased 5% compared to the same period in 2017 due to strong demand in the agricultural market. Our average net realized sales price per ton for potash in the second quarter of 2018 was $254 per ton, which is the highest we have realized since the fourth quarter of 2015. With price increases announced in June, we expect potash pricing to remain strong for the remainder of 2018.
During the first half of 2018, we sold a higher percentage of total potash tons into the agricultural market as compared to the first half of 2017. Sales into the industrial market decreased, and sales into the animal feed market remained steady. We expect that the majority of our potash sales will continue to be made into the agricultural market.
Although production curtailments from us and other producers over the past several years reduced potash supply in North America, global effective capacity continues to exceed demand. Potash prices are a significant driver of profitability for our business. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

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
• Water and by-product sales. We continue to diversify our sources of income by expanding sales of water and by-products, particularly to service the oil and gas markets near our operating plants. In the first half of 2018, water sales increased to $8.7 million compared to $1.4 million during the first half of 2017. In addition, we sold $1.3 million of water that was accounted for as by-product credits to our cost of goods sold during the first half of 2018.
We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. This includes a pre-arranged water commitment of $15 million per year for five years that began in 2018. We are modifying our water guidance calculation and language to focus on cash and expect to receive $25 million to $35 million in cash related to water in 2018. This amount includes $15 million in cash that we expect to receive under the water commitment described above, but that is accounted for as deferred revenue until the underlying water is delivered. In the first half of 2018, we received $13.4 million of cash for water and at June 30, 2018, we had $5.4 million in accounts receivable related to water. We continue to incur minimal expenditures associated with this revenue stream.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we like all other parties must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Virtually all of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we expect the OSE to hold a hearing on the protests in late 2018 or early 2019. In the meantime, we are working with OSE and the protesting parties to resolve the protested issues, including the validity of the protested water rights, through mediation. We continue to operate under the preliminary authorizations until the hearing process is complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
We also produce salt, magnesium chloride and brines as by-products of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities.
• Growth strategy. We continue to implement or consider initiatives designed to maximize the value of our existing assets, such as through increased potash and Trio® production, and increased sales of water, magnesium chloride, salt, and brine. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets, through the acquisition of companies or assets or otherwise. These efforts are at a very early exploratory stage and may not come to fruition.

Results of Operations

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$51,014	$45,007	$104,208	$93,663
Less:
Freight costs	8,931	7,985	18,665	16,706
Warehousing and handling costs	2,600	2,197	4,877	4,968
Cost of goods sold	32,121	29,821	65,399	65,694
Lower-of-cost-or-market inventory adjustments	76	317	781	4,141
Gross Margin	$7,286	$4,687	$14,486	$2,154

Net (Loss) Income	$(958)	$(5,935)	$799	$(19,613)

Production volume:
Potash	45	63	170	181
Langbeinite	55	70	102	141
Sales volume:
Potash	98	103	195	204
Trio®	69	59	146	135

Average Net Realized Sales Price per Ton[1]
Potash	$254	$235	$249	$238
Trio®	$191	$198	$193	$200
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three- and Six-Months Periods Ended June 30, 2018, and 2017
Total sales in the three months ended June 30, 2018, increased 13% compared to the three months ended June 30, 2017, due to increased water and Trio® sales. Water sales have continued to ramp up since we entered the water business in 2017. Increased Trio® sales were driven by an increase in demand from domestic customers.
Our total cost of goods sold increased 8% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the increase in Trio® tons sold. We generated a higher gross margin for the second quarter of 2018, compared to the second quarter of 2017, driven by the increase of $2.9 million in water sales and the increase in sales of by-products.
For the six months ended June 30, 2018, total sales increased $10.5 million or 11% compared to the same period in 2017, due to an increase in water sales of $7.3 million and an increase in Trio® sales of $2.9 million. As mentioned, several water agreements were entered into throughout 2017, and purchase activity under those agreements began to ramp up during the latter half of 2017, and has continued into 2018. Increased Trio® sales resulted from the increase in demand from domestic customers as we saw customers return to applying Trio® on non-specialty crops again due its favorable pricing against the component nutrients.
Our total cost of goods sold for the six months ended June 30, 2018, decreased slightly from the same period in 2017, mainly due to the increase in by-product sales, which are accounted for as a credit to cost of goods sold.
Selling and Administrative Expense
Selling and administrative expenses increased $1.5 million, or 33%, to $6.2 million for the three months ended June 30, 2018, as compared to the prior-year period. Selling and administrative expenses increased $1.1 million, or 12% for the first half of 2018, compared to the first half of 2017. The increase in both periods was due to our reestablishing our employee cash bonus program for 2018 and granting annual equity awards to employees in March 2018, instead of June 2017, for the previous year.
Care and Maintenance Expenses
Mining operations at our West facility in Carlsbad, New Mexico, were temporarily idled in mid-2016. For the three months ended June 30, 2018, and 2017, we incurred care and maintenance expenses related to our West facility of $0.1 million, and $0.4 million, respectively. Expenses were higher in 2017 as we incurred initial costs to transition the plant to its current state of care and maintenance.
For the first half of 2018, we incurred care and maintenance expenses of $0.2 million compared to $1.1 million for the same period in 2017. As mentioned, expenses were higher in 2017 as we incurred initial costs to transition our West facility to its current state of care and maintenance. We expect care and maintenance expenses going forward to approximate the 2018 level.
Other Operating Expenses
Other operating expense increased $0.1 million from $0.6 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018. In May 2018, one of our water customers claimed that its water-metering equipment was not working properly in March and April 2018, thereby resulting in the customer overreporting its water use by approximately $1.7 million due to the meter issue. We are working with the customer to determine the correct amount of water used. Although we have not completed this process, we believe it is probable that the customer overreported it water use and have estimated the overreported amount to range between $0.6 million to $1.7 million. As such, we recorded $0.6 million of operating expense in the second quarter of 2018, for a contingent liability relating to this matter. In 2017, we recorded $0.6 million of operating expense in the second quarter of 2017 for a one-time accrual to resolve land impact issues on or adjacent to our property in New Mexico. This issue was resolved and paid in early 2018.
For the six months ended June 30, 2018, other operating expenses decreased to $0.9 million from $2.3 million for the six months ended June 30, 2017. In 2017, we incurred a loss of $1.6 million on the sale of an asset and recorded $0.6 million of operating expense for a one-time accrual to resolve land impact issues on or adjacent to our property in New Mexico. In 2018, we recorded $0.6 million of operating expense for the water-reporting issue discussed above.
Interest Expense
For the three months ended June 30, 2018, interest expense decreased by $3.3 million compared to the same period in 2017, as our average debt balance decreased from $89 million during the second quarter 2017, to $60 million during the second quarter of 2018. In addition, the interest rate incurred during the second quarter of 2018 was 400 basis points less than the interest rate incurred in the second quarter of 2017, due to our improved financial condition. Additionally, we incurred make-whole payments of $1.8 million related to $23 million of principal repayments made in the second quarter of 2017, and we wrote off deferred financing costs of $0.2 million associated with those principal repayments.
Interest expense for the first half of 2018, decreased to $1.8 million from $8.7 million during the same period in 2017, as our average debt balance outstanding decreased to $60 million in the first half of 2018, from $109 million during the first half of 2017. Our interest incurred during the first half of 2018 was 400 basis points lower than the same period in 2017, due to our improved financial condition. Finally, during the first half of 2017, we incurred make-whole payments of $2.6 million and wrote off $0.8 million of deferred financing fees related to principal prepayments of $69 million made during the first half of 2017.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three and six months ended June 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest on Notes and credit facility	$703	$1,963	$1,451	$4,798
Make-whole payments	—	1,760	—	2,554
Amortization of deferred financing costs	183	529	367	1,350
Gross interest expense	886	4,252	1,818	8,702
Less capitalized interest	(8)	(35)	(62)	(65)
Interest expense, net	$878	$4,217	$1,756	$8,637

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2018	2017	2018	2017
Sales	$28,188	$27,814	$55,246	$55,034
Less: Freight costs	3,276	3,578	6,735	6,537
Warehousing and handling costs	1,412	1,366	2,566	2,878
Cost of goods sold	17,221	18,822	34,697	39,242
Lower-of-cost-or-market inventory adjustments	—	33	—	33
Gross Margin	$6,279	$4,015	$11,248	$6,344
Depreciation, depletion and accretion incurred[1]	$6,129	$6,555	$13,268	$14,118
Sales volumes (in tons)	98	103	195	204
Production volumes (in tons)	45	63	170	181

Average Net Realized Sales Price per Ton[2]	$254	$235	$249	$238
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
Three Months Ended June 30, 2018, and 2017
Our potash sales revenue increased slightly in the second quarter of 2018, compared to the same period in 2017, due to an 8% increase in our average net realized sales price per ton. This increase was partially offset by a 5% decrease in potash sales volume. This decrease was due to normal variation in the timing of sales to agricultural and feed customers and a decrease in sales volume to industrial customers in the second quarter of 2018, compared to the same period in 2017.
Our potash cost of goods sold decreased 9% in the second quarter of 2018, compared to the same period in 2017, due mainly to a 5% decrease in sales volume and an increase in by-product sales, which are accounted for as a credit to cost of goods sold.
Potash freight expense decreased 8% in the second quarter of 2018, compared to the second quarter of 2017, due mainly to a 5% decrease in the volume of potash sold. While freight rates have increased as carriers are operating at full capacity, our freight expense is also impacted by the proportion of customers arranging for and paying their own freight costs, and the geographic distribution of our potash sales.
Six Months Ended June 30, 2018, and 2017
Our potash sales volume in the first half of 2018, was 4% less than the same period in 2017, due to a decrease in sales in the industrial markets. Our decreased sales volume was partially offset by a 5% increase in our average net realized sales price per ton. The increase in sales price was driven by overall increases in the prevailing market price for potash.
Our potash cost of goods sold decreased 12% due to a 4% decrease in sales volume, and an increase in by-product sales, which are accounted for as a credit to cost of goods sold.
Our freight costs increased 3% for the six months ended June 20, 2018, compared to the same period in 2017. Freight rates have increased in 2018, as freight carriers have been operating near full capacity. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Warehouse and handling costs decreased 11% in the first half of 2018 compared to 2017, due to reduced rental costs in 2018 compared to 2017.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Agricultural	80%	80%	82%	79%
Industrial	9%	9%	7%	10%
Feed	11%	11%	11%	11%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2018	2017	2018	2017
Sales	$18,839	$16,096	$40,082	$37,208
Less: Freight costs	5,655	4,407	11,930	10,169
Warehousing and handling costs	1,183	831	2,302	2,090
Cost of goods sold	14,162	10,892	29,376	26,344
Lower-of-cost-or-market inventory adjustments	76	284	781	4,108
Gross Margin (Deficit)	$(2,237)	$(318)	$(4,307)	$(5,503)
Depreciation, depletion and accretion incurred[1]	$1,680	$1,705	$3,370	$3,404
Sales volumes (in tons)	69	59	146	135
Production volumes (in tons)	55	70	102	141

Average Net Realized Sales Price per Ton[2]	$191	$198	$193	$200
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
Three Months Ended June 30, 2018, and 2017
Trio® sales increased 17% for the three months ended June 30, 2018, as compared to the same period in 2017, due to a 17% increase in sales volume. During the second quarter of 2018, we saw increased demand from domestic Trio® as some customers return to applying Trio® on non-specialty crops due to favorable pricing against the component nutrients. Average net realized sales price per ton for the second quarter of 2018, decreased 4% compared to the second quarter of 2017, due to a 28% increase in freight expense. Freight expense increased due to higher sales volume and increased freight rates, which have continued to increase as carriers have been operating at full capacity.
Cost of goods sold for Trio® increased 30% in the second quarter of 2018, compared to the second quarter of 2017, due mainly to increased sales volumes and reduced Trio® production. Our Trio® production volume decreased by 21% in the second quarter of 2018, compared to the second quarter of 2017, as a result of our decision to reduce production in an effort to match expected demand and to manage inventory levels. As a majority of our production costs are fixed, decreases in tons produced increases our per ton production costs.

Six Months Ended June 30, 2018, and 2017
Trio® sales increased by 8% for the first half of 2018, as compared to the same period in 2017, due to an 8% increase in sales volume. As mentioned, we saw increased demand from domestic Trio® as some customers return to applying Trio® on non-specialty crops due to favorable pricing against the component nutrients. Average net realized sales price per ton decreased by 4% in the first half of 2018, compared to the same period in 2017, due to a 17% increase in freight costs. Freight expense increased due to increased sales volume and increased freight rates. Domestically, during the fourth quarter of 2018, we expect to benefit from price increases announced in early June of 2018.
Our freight costs increased by 17% in the first half of 2018, compared to the same period in 2017, due to an 8% increase in sales volume, coupled with an increase in freight rates. As mentioned, freight rates have been increasing as carriers are operating near full capacity.
Cost of goods sold for Trio® increased during the first half of 2018, compared to the same period in 2017, due to an 8% increase in tons sold and a decrease in tons produced. Because most of our production costs are fixed, a decrease in tons produced has an inverse effect on production costs per ton. Our production volume decreased in the first half of 2018, compared to the first half of 2017, as a result of our decision to reduce Trio® production in mid-2017, in an effort to match expected demand.
Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, as we have been more selective in pursuing sales with the highest average net realized sales price per ton.

	United States	Export
For the three months ended June 30, 2018	84%	16%
For the six months ended June 30, 2018	80%	20%

For the three months ended June 30, 2017	71%	29%
For the six months ended June 30, 2017	68%	32%

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio® and water and are determined by the quantities of product we sell and the sales prices we realize. For potash and Trio®, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on a portion of our sales as some of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price. Additionally, international freight costs per ton are significantly higher than domestic freight costs per ton. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs. Water sales are based on negotiated contractual per barrel rates multiplied by the number of barrels delivered to the customer.
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

Cost of Goods Sold
Our cost of goods sold reflects costs to produce our potash and Trio® products, less credits generated from the sale of our by-products, and costs incurred to provide water to customers. Many of our potash and Trio® production costs are largely fixed, and, consequently, our cost of goods sold per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our solar solution production is impacted by weather variability. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. A smaller component of our cost base includes variable costs associated with contract labor, consumable operating supplies, reagents, and royalties. Our periodic production costs and costs of goods sold will not necessarily match one another from period to period based on the fluctuation of inventory, sales, production levels at our facilities, and sales of by-products.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2018, our average royalty rate was 4.3%. For both the three and six months ended June 30, 2017, our average royalty rate was 4.5%.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three and six months ended June 30, 2018, and 2017 approximated zero. Our effective tax rates were impacted primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2018, and 2017, we incurred immaterial amounts of income tax expense.
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

Capital Investments
During the first six months of 2018, cash paid for property, plant and equipment was $8.9 million. We expect total capital investment for 2018 to be approximately $14 million to $18 million. We expect the majority of our capital investment in 2018 to be sustaining capital. We anticipate our remaining 2018 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2018, we had cash of $26.2 million, compared with cash of $1.1 million at December 31, 2017.
Our operations have primarily been funded from cash generated by operations. We continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We expect to continue to look for opportunities to improve our capital structure by reducing current debt and its related interest expense. We may, at any time we deem conditions favorable, also attempt to improve our liquidity position by accessing debt or equity markets, including through our at-the-market offering program, in accordance with our existing debt agreements. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all. With the availability under our credit facility and expected future cash generated from operations, we believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the six months ended June 30, 2018, and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$38,176	$7,984
Cash flows (used in) provided by investing activities	$(8,786)	$1,995
Cash flows used in financing activities	$(4,224)	$(11,778)
Operating Activities
Total cash provided by operating activities through June 30, 2018, was $38.2 million, an increase of $30.2 million compared with the first six months of 2017. The increase was driven by higher potash average net realized sales price per ton, increased water and by-product sales and decreased inventory during the first six months of 2018.
Investing Activities
Total cash used in investing activities increased by $10.8 million in the first six months of 2018, compared with the same period in 2017. Cash capital expenditures increased by $5.3 million during the first six months of 2018, due mainly to construction of capital projects designed to increase water and by-product sales. During the first six months of 2017, we sold an asset and received approximately $5.5 million in cash proceeds.
Financing Activities
Total cash used in financing activities decreased by $7.6 million in the first six months of 2018, compared with the same period in 2017. In the first half of 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.5 million. Proceeds from the underwritten public offering were used in part of repay $69 million of indebtedness during the first six months of 2017. In 2018, financing activities consisted of net repayments of short-term borrowings on our credit facility.
Senior Notes
As of June 30, 2018, we had outstanding $60 million of senior notes (the "Notes") consisting of the following series:

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
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the quarters ended June 30, 2018, and ending September 30, 2018, we were and are required to maintain a minimum fixed charge coverage amount of negative $15 million and negative $10 million, respectively. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of June 30, 2018, our fixed charge coverage amount was $21.9 million, and our fixed charge coverage ratio was 8.6 to 1.0.

•
We are required to maintain a maximum leverage ratio that started at 11.5 to 1.0 for the quarter ended June 30, 2018, and decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of June 30, 2018, our leverage ratio was 1.5 to 1.0.

Fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the six months ended June 30, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.

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
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2018.
Our outstanding long-term debt, net, as of June 30, 2018, and December 31, 2017, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(496)	(563)
Long-term debt, net	$49,504	$49,437
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
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the six months ended June 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility. As of June 30, 2018, we had no borrowings outstanding and $3.8 million in outstanding letters of credit under the facility. Considering the outstanding letters of credit, we had $25.7 million available under the facility as of June 30, 2018. We were in compliance with the applicable covenants under the facility as of June 30, 2018.
At-the-Market Offering Program
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We did not issue any shares under our at-the-market program during the first half of 2018. At June 30, 2018, we have remaining capacity to issue and sell up to $37.8 million of additional shares of common stock under the program.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no material off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP measure for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,
	2018			2017
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$28,188	$18,839	$47,027	$27,814	$16,096	$43,910
Freight costs	3,276	5,655	8,931	3,578	4,407	7,985
Subtotal	$24,912	$13,184	$38,096	$24,236	$11,689	$35,925

Divided by:
Tons sold	98	69		103	59
Average net realized sales price per ton	$254	$191		$235	$198

	Six Months Ended June 30,
	2018			2017
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$55,246	$40,082	$95,328	$55,034	$37,208	$92,242
Freight costs	6,735	11,930	18,665	6,537	10,169	16,706
Subtotal	$48,511	$28,152	$76,663	$48,497	$27,039	$75,536

Divided by:
Tons sold	195	146		204	135
Average net realized sales price per ton	$249	$193		$238	$200

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2017, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are also subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2018, through April 30, 2018	—	—	—	N/A
May 1, 2018, through May 31, 2018	11,526	$4.48	—	N/A
June 1, 2018, through June 30, 2018	58,209	$4.41	—	N/A
Total	69,735	$4.42	—	N/A
1 Represents shares of common stock withheld by us to cover withholding taxes due upon the vesting of restricted stock held by our employees

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

INTREPID POTASH, INC. (Registrant)

Dated: August 2, 2018	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: August 2, 2018	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)