Form 10-Q
period 2018-09-30
Intrepid Potash, Inc.
filed 2018-10-31
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2018, the registrant had outstanding 131,106,900 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$37,214	$1,068
Accounts receivable:
Trade, net	18,289	17,777
Other receivables, net	3,801	762
Refundable income taxes	—	2,663
Inventory, net	77,394	83,126
Prepaid expenses and other current assets	5,443	6,088
Total current assets	142,141	111,484

Property, plant, equipment, and mineral properties, net	350,211	364,542
Long-term parts inventory, net	29,915	30,611
Other assets, net	3,502	3,955
Total Assets	$525,769	$510,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$7,794	$11,103
Related parties	28	28
Income taxes payable	210	—
Accrued liabilities	10,183	8,074
Accrued employee compensation and benefits	5,543	4,317
Advances on credit facility	—	3,900
Current portion of long-term debt	10,000	10,000
Other current liabilities	10,239	65
Total current liabilities	43,997	37,487

Long-term debt, net	49,537	49,437
Asset retirement obligation	22,727	21,476
Other non-current liabilities	—	102
Total Liabilities	116,261	108,502
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
128,232,942 and 127,646,530 shares outstanding
at September 30, 2018, and December 31, 2017, respectively	128	128
Additional paid-in capital	649,082	645,813
Retained deficit	(239,702)	(243,851)
Total Stockholders' Equity	409,508	402,090
Total Liabilities and Stockholders' Equity	$525,769	$510,592

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$36,528	$34,029	$140,736	$127,691
Less:
Freight costs	6,196	6,160	24,862	22,867
Warehousing and handling costs	2,192	2,046	7,067	7,013
Cost of goods sold	19,180	19,555	84,580	85,249
Lower-of-cost-or-market inventory adjustments	—	667	781	4,808
Gross Margin	8,960	5,601	23,446	7,754

Selling and administrative	5,121	4,623	15,281	13,683
Accretion of asset retirement obligation	417	390	1,251	1,168
Restructuring expense	—	—	—	266
Care and maintenance expense	119	293	366	1,404
Other operating (income) expense	(934)	467	(65)	2,758
Operating Income (Loss)	4,237	(172)	6,613	(11,525)

Other Income (Expense)
Interest expense, net	(864)	(1,994)	(2,620)	(10,631)
Interest income	—	—	99	5
Other income	23	128	103	514
Income (Loss) Before Income Taxes	3,396	(2,038)	4,195	(21,637)

Income Tax (Expense) Benefit	(46)	130	(46)	117
Net Income (Loss)	$3,350	$(1,908)	$4,149	$(21,520)

Weighted Average Shares Outstanding:
Basic	128,233	126,602	127,921	111,768
Diluted	130,894	126,602	130,983	111,768
Earnings (Loss) Per Share:
Basic	$0.03	$(0.02)	$0.03	$(0.19)
Diluted	$0.03	$(0.02)	$0.03	$(0.19)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	$128	$645,813	$(243,851)	$402,090
Net income	—	—	—	4,149	4,149
Stock-based compensation	—	—	3,593	—	3,593
Vesting of restricted common stock, net of restricted common stock used to fund employee income tax withholding due upon vesting	556,158	—	(371)	—	(371)
Exercise of stock options	30,254	—	47	—	47
Balance, September 30, 2018	128,232,942	$128	$649,082	$(239,702)	$409,508
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$4,149	$(21,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and accretion	25,089	25,890
Amortization of deferred financing costs	550	1,596
Stock-based compensation	3,593	2,678
Lower-of-cost-or-market inventory adjustments	781	4,808
(Gain) loss on disposal of assets	(84)	1,749
Allowance for doubtful accounts	100	420
Allowance for parts inventory obsolescence	15	(20)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(612)	(7,944)
Other receivables, net	(3,039)	(360)
Refundable income taxes	2,663	1,379
Inventory, net	5,631	(2,086)
Prepaid expenses and other current assets	649	4,867
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	3,076	(143)
Income tax payable	210	—
Other liabilities	10,174	(781)
Net cash provided by operating activities	52,945	10,533

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(12,668)	(6,226)
Proceeds from sale of property, plant, equipment, and mineral properties	92	5,554
Net cash used in investing activities	(12,576)	(672)

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction costs	—	59,130
Repayments of long-term debt	—	(75,000)
Proceeds from short-term borrowings on credit facility	13,500	9,000
Repayments of short-term borrowings on credit facility	(17,400)	(9,000)
Debt issuance costs	—	(128)
Employee tax withholding paid for restricted stock upon vesting	(371)	(158)
Proceeds from exercise of stock options	47	—
Net cash used in financing activities	(4,224)	(16,156)

Net Change in Cash, Cash Equivalents and Restricted Cash	36,145	(6,295)
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,549	8,470
Cash, Cash Equivalents and Restricted Cash, end of period	$37,694	$2,175

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$1,629	$9,088
Income taxes	$(2,828)	$(1,496)
Accrued purchases for property, plant, equipment, and mineral properties	$915	$242
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products. We are the only producer of muriate of potash ("potassium chloride" or "potash") in the United States and are one of two producers of langbeinite ("sulfate of potash magnesia"), which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 11% and 8% of total cost of goods sold for the nine months ended September 30, 2018, and 2017, respectively.
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
Except for the accounting policies for revenue recognition that were updated as a result of adopting Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition—The majority of our revenue is derived from contract sales that are of a short-term nature. We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018, using the full retrospective method. Comparative information has been adjusted as if ASC 606 was in effect during the comparative period. See Note 16 "Recently Adopted Accounting Pronouncements" for further discussion of the adoptions, including the retrospective adjustment made to our 2017 financial information.
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Generally, our performance obligations are satisfied when we ship product or deliver water from our facility to the customer. Shipping and handling charges are accounted for as a fulfillment cost and, as such, are not considered to be a separate performance obligation. Revenue from sales to customers at a single point in time accounted for all our revenue for each of the three and nine months ended September 30, 2018, and 2017.
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
Contract Balances: The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. As of September 30, 2018, we had $9.8 million of contract liabilities, which are included in "Other current liabilities" on the condensed consolidated balance sheet. We had no contract liabilities as of December 31, 2017. Our contract liability activity for the three and nine months ended September 30, 2018, is shown below:

	Three Months Ended	Nine Months Ended
(amounts in thousands)	September 30, 2018	September 30, 2018
Beginning balance	$7,278	$—
Additions	6,156	13,915
Recognized as revenue during period	(3,597)	(4,078)
Ending balance	$9,837	$9,837

Disaggregation of Revenue: In the following table, revenue is disaggregated by our primary products.

	Three Months Ended September 30,
	2018	2017
Product (amounts in thousands)	Revenue	Revenue	Timing of revenue recognition
Potash	$22,170	$20,711	Point in time
Trio	10,320	11,349	Point in time
Water and other	4,038	1,969	Point in time
Total	$36,528	$34,029

	Nine Months Ended September 30,
	2018	2017
Product (amounts in thousands)	Revenue	Revenue	Timing of revenue recognition
Potash	$77,416	$75,745	Point in time
Trio	50,402	48,557	Point in time
Water and other	12,918	3,389	Point in time
Total	$140,736	$127,691

Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3	— EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding is adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,350	$(1,908)	$4,149	$(21,520)

Basic weighted-average common shares outstanding	128,233	126,602	127,921	111,768
Add: Dilutive effect of restricted stock	1,741	—	2,098	—
Add: Dilutive effect of stock options	920	—	964	—
Diluted weighted-average common shares outstanding	130,894	126,602	130,983	111,768

Basic	$0.03	$(0.02)	$0.03	$(0.19)
Diluted	$0.03	$(0.02)	$0.03	$(0.19)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive effect of restricted stock	278	3,697	139	3,270

Anti-dilutive effect of stock options outstanding	1,748	2,326	1,354	2,032

Anti-dilutive effect of performance units	—	63	—	63

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2018, and 2017:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$37,214	$1,694
Restricted cash included in other long-term assets	480	481
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,694	$2,175
Restricted cash included in other long-term assets on the balance sheet represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Finished goods product inventory	$40,283	$54,577
In-process mineral inventory	27,981	19,822
Total product inventory	68,264	74,399
Current parts inventory, net	9,130	8,727
Total current inventory, net	77,394	83,126
Long-term parts inventory, net	29,915	30,611
Total inventory, net	$107,309	$113,737
Parts inventories are shown net of any required allowances. At September 30, 2018, and December 31, 2017, allowances for parts inventory obsolescence were $2.6 million and $4.2 million, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $0.7 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, we recorded no such charges. During the nine months ended September 30, 2018, and 2017, we recorded charges of $0.8 million and $4.8 million, respectively.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Buildings and plant	$80,450	$79,757
Machinery and equipment	239,158	234,861
Vehicles	5,322	4,835
Office equipment and improvements	13,875	12,637
Ponds and land improvements	58,492	56,194
Total depreciable assets	$397,297	$388,284
Accumulated depreciation	(160,931)	(141,818)
Total depreciable assets, net	$236,366	$246,466

Mineral properties and development costs	$138,984	$138,841
Accumulated depletion	(29,758)	(26,840)
Total depletable assets, net	$109,226	$112,001

Land	$519	$519
Construction in progress	$4,100	$5,556
Total property, plant, equipment, and mineral properties, net	$350,211	$364,542

We incurred the following expenses for depreciation, depletion, and accretion, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation	$7,021	$7,030	$20,919	$21,270
Depletion	742	850	2,919	3,452
Accretion	417	390	1,251	1,168
Total incurred	$8,180	$8,270	$25,089	$25,890

Note 7	— DEBT
Senior Notes—As of September 30, 2018, we had outstanding an aggregate of $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020 (the "Series A Notes");

•	$18 million of Senior Notes, Series B, due April 14, 2023 (the "Series B Notes"); and

•	$18 million of Senior Notes, Series C, due April 16, 2025 (the "Series C Notes").
We are required to prepay $10 million in principal of the Notes, plus accrued interest and a make-whole amount, on or before December 31, 2018.
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the quarter ended September 30, 2018, we were required to maintain a minimum fixed charge coverage amount of negative $10 million. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of September 30, 2018, we were in compliance with these financial covenants as our fixed charge coverage amount was $25.5 million and our fixed charge coverage ratio was 7.9 to 1.0.

•
For the quarter ended September 30, 2018, we were allowed a maximum leverage ratio of 9.5 to 1.0. The maximum allowable leverage ratio decreases to 7.0 to 1.0 for the quarter ending December 31, 2018, and further decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of September 30, 2018, we were in compliance with this financial covenant as our leverage ratio was 1.4 to 1.0.

Fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the three and nine months ended September 30, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2018.

Our outstanding long-term debt, net, as of September 30, 2018, and December 31, 2017, was as follows (in thousands):

	September 30, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(463)	(563)
Long-term debt, net	$49,537	$49,437

Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal. In October 2018, we amended the credit facility to extend its maturity date from October 31, 2019, to October 31, 2023, to increase the amount available to be borrowed from $35 million to $50 million, and to make certain other changes. The credit facility now allows us to borrow up to $50 million subject to monthly limits based on our inventory and receivables. We can use up to $10 million of borrowings under the credit facility to make payments on the Notes.
Borrowings under the credit facility after the amendment bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.50% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. During the three months ended September 30, 2018, we had no borrowings under the facility. During the nine months ended September 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility. As of September 30, 2018, we had no borrowings outstanding and $3.8 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $25.7 million available to be borrowed under the facility as of September 30, 2018. We were in compliance with the applicable covenants under the facility as of September 30, 2018.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million and $2.1 million for the three months ended September 30, 2018, and 2017, respectively. For the nine months ended September 30, 2018. and 2017, we incurred gross interest expense of $2.7 million and $10.8 million, respectively.
Amounts included in interest expense for the three and nine months ended September 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on Notes and credit facility	$704	$1,382	$2,155	$6,180
Make-whole payments	—	448	—	3,001
Amortization of deferred financing costs	183	246	550	1,596
Gross interest expense	887	2,076	2,705	10,777
Less capitalized interest	(23)	(82)	(85)	(146)
Interest expense, net	$864	$1,994	$2,620	$10,631

Note 8	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $37.2 million and $1.1 million at September 30, 2018, and December 31, 2017, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset retirement obligation, at beginning of period	$22,310	$20,754	$21,476	$19,976
Accretion of discount	417	390	1,251	1,168
Total asset retirement obligation, at end of period	$22,727	$21,144	$22,727	$21,144
The undiscounted amount of asset retirement obligation was $59.5 million as of September 30, 2018.

Note 10	— COMMON STOCK
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We sold no shares under the at-the-market offering program during the first nine months of 2018. We have remaining capacity to issue and sell up to $37.8 million of additional shares of common stock under the program.

Note 11	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2018, there were approximately 2.3 million shares available for issuance under the Plan.
For the nine months ended September 30, 2018, we granted 0.5 million shares of restricted stock and 1.6 million non-qualified stock options to executive officers, other key employees and members of our Board of Directors. These awards vest one to three years from the date of the grant and, in some cases, contain performance-vesting or market conditions.
As of September 30, 2018, the following awards were outstanding under the Plan:

Outstanding as of September 30, 2018
Restricted Stock	2,873,953

Non-qualified Stock Options	3,556,548

Total share-based compensation expense was $1.3 million and $1.0 million for the three months ended September 30, 2018, and 2017, respectively. For the nine months ended September 30, 2018, and 2017, total share-based compensation expense was $3.6 million and $2.7 million, respectively. As of September 30, 2018, we had $6.7 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2021.

Note 12	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three and nine months ended September 30, 2018, we incurred an immaterial amount of income tax expense, while during the three and nine months ended September 30, 2017, we recognized an immaterial amount of income tax benefit. Our effective tax rate for the three and nine months ended September 30, 2018 was 2% and 1%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017, was 6% and 1%, respectively. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
As of September 30, 2018, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we maintained a full valuation allowance against our net deferred tax assets as of September 30, 2018, and December 31, 2017.

Note 13	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2018, and December 31, 2017, we had $19.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, as of September 30, 2018, and December 31, 2017, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Other—In May 2018, one of our water customers claimed that its water-metering equipment was not working properly in March and April 2018, thereby resulting in the customer overreporting its water use. At that time, we estimated that it was probable that the customer overreported its water used, and estimated the range of overreported amounts to be between $0.6 million to $1.7 million. As a result, we recorded a $0.6 million contingent liability in the second quarter of 2018. During the third quarter of 2018, we determined the overreported amount was $1.5 million, which will be credited to future water deliveries.
Future Operating Lease Commitments—We have operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 30 years.
Rental and lease expenses for the three months ended September 30, 2018, and 2017, were $1.0 million and $1.4 million, respectively. Rental and lease expenses for the nine months ended September 30, 2018, and 2017, were $2.9 million and $4.4 million, respectively.

Note 14	— FAIR VALUE
We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
As of September 30, 2018, and December 31, 2017, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of September 30, 2018, and December 31, 2017, the estimated fair value of our outstanding Notes was $57.2 million and $58.8 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 15	— BUSINESS SEGMENTS
We have two business segments: potash and Trio®. Our reportable segments are determined by management based on a number of factors, including the types of potassium-based fertilizer produced, production processes, markets served, and the financial information available to our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All sales are to external customers. Water sales and corporate expenses are included in "Other."
Information for each segment is provided in the following tables (in thousands):

Three Months Ended September 30, 2018	Potash	Trio®	Other	Consolidated
Sales	$22,170	$10,320	$4,038	$36,528
Less: Freight costs	3,060	3,136	—	6,196
Warehousing and handling costs	1,207	984	1	2,192
Cost of goods sold	10,814	6,378	1,988	19,180
Lower-of-cost-or-market inventory adjustments	—	—	—	—
Gross Margin (Deficit)	$7,089	$(178)	$2,049	$8,960
Depreciation, depletion, and accretion incurred[1]	$6,288	$1,668	$224	$8,180

Three Months Ended September 30, 2017	Potash	Trio®	Other	Consolidated
Sales	$20,711	$11,349	$1,969	$34,029
Less: Freight costs	2,864	3,296	—	6,160
Warehousing and handling costs	1,173	873	—	2,046
Cost of goods sold	11,534	7,861	160	19,555
Lower-of-cost-or-market inventory adjustments	113	554	—	667
Gross Margin (Deficit)	$5,027	$(1,235)	$1,809	$5,601
Depreciation, depletion, and accretion incurred[1]	$6,567	$1,687	$16	$8,270

Nine Months Ended September 30, 2018	Potash	Trio®	Other	Consolidated
Sales	$77,416	$50,402	$12,918	$140,736
Less: Freight costs	9,795	15,067	—	24,862
Warehousing and handling costs	3,773	3,285	9	7,067
Cost of goods sold	45,511	35,756	3,313	84,580
Lower-of-cost-or-market inventory adjustments	—	781	—	781
Gross Margin (Deficit)	$18,337	$(4,487)	$9,596	$23,446
Depreciation, depletion, and accretion incurred[1]	$19,556	$5,038	$495	$25,089

Nine Months Ended September 30, 2017	Potash	Trio®	Other	Consolidated
Sales	$75,745	$48,557	$3,389	$127,691
Less: Freight costs	9,401	13,466	—	22,867
Warehousing and handling costs	4,051	2,962	—	7,013
Cost of goods sold	50,776	34,205	268	85,249
Lower-of-cost-or-market inventory adjustments	146	4,662	—	4,808
Gross Margin (Deficit)	$11,371	$(6,738)	$3,121	$7,754
Depreciation, depletion, and accretion incurred[1]	$20,685	$5,091	$114	$25,890
1 Depreciation, depletion, and accretion incurred for potash and Trio® excludes depreciation, depletion and accretion amounts absorbed in or relieved from inventory.

Note 16	— RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, as amended by ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. This standard became effective for us beginning January 1, 2018.
Our revenue predominantly continues to be recognized when products are shipped from our manufacturing facilities. Under the new revenue standard, for certain sales where revenue was previously deferred, such as sales in which the final price was not fixed and determinable, we now recognize revenue when the product is shipped using the sales price we expect to realize. In conjunction with our adoption of ASC 606 on January 1, 2018, primarily related to variable pricing contracts, we recorded a net increase to opening retained deficit of $0.5 million.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice. ASU No. 2016-15 specifically addresses eight classification issues within the statement of cash flows including debt prepayments or debt extinguishment costs; proceeds from the settlement of insurance claims; and separately identifiable cash flows and application of the predominance principle. This standard became effective for us beginning January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
    In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) which became effective for us beginning January 1, 2018. This standard requires us to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which became effective for us beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated statement of cash flows, net cash flows for the nine months ended September 30, 2017, decreased by $3.5 million.
Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. A modified retrospective transition method is required, applying the new standard to all leases existing at the date of initial application. We may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as the date of initial application. We currently expect to adopt the new standard on January 1, 2019, and use the effective date as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for dates before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We are continuing to evaluate the practical expedients provided.
We are continuing to work on ensuring we have identified all potential leases. We estimate additional assets and liabilities recorded after adoption of ASU No. 2016-02, Leases (Topic 842), will be less than $10 million.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. Because we have historically experienced minimal bad debt expense related to our trade receivables, we do not believe the adoption of this new standard will have a material impact on our condensed consolidated financial statements.

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

•
our ability to successfully identify and implement any opportunities to grow our business whether through expanded sales of Trio®, water, by-products, and other non-potassium related products or other growth or revenue diversification activities;

•	challenges to our water rights;

•	our ability to comply with the terms of our senior notes and revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	our ability to sell Trio® internationally and manage risks associated with international sales, including pricing pressure and freight costs;

•	the costs of, and our ability to successfully execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;

•	further write-downs of the carrying value of assets, including inventories;

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

Company Overview
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt and water products. We are the only producer of potash in the United States and are one of two producers of langbeinite, which we market and sell as Trio®. We sell potash and Trio® primarily into the agricultural market as a fertilizer. We also sell these products into the animal feed market as a nutritional supplement and sell potash into the industrial market as a component in drilling and fracturing fluids for oil and gas wells and other industrial inputs. We also sell water, primarily for industrial uses such as in the oil and gas industry. In addition, we sell by-products including salt, magnesium chloride, water, and brine, which are recorded as a credit to cost of goods sold. These by-product credits represented approximately 11% and 8% of total cost of goods sold for the nine months ended September 30, 2018, and 2017, respectively.
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
We routinely post important information about us and our business, including information about upcoming investor presentations, on our website under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts or RSS feeds for new postings. Our website is intrepidpotash.com.

Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that these trends will continue to impact our results of operations, cash flows, and financial position.
• Trio® pricing and demand. Trio® pricing began to rebound in the third quarter of 2018 with the average net realized sales price at $200 per ton, which is the highest we have realized since the first quarter of 2017. This price was an increase of 7% as compared to the third quarter of 2017. Domestic pricing has been trending up for the last couple of quarters, partially offset by increased freight rates. We instituted another domestic price increase that took effect in the fourth quarter of 2018. As a result, we expect the domestic Trio® average net realized sales price per ton to continue to trend up slightly into the first quarter of 2019.
Trio® sales volume decreased 16% during the third quarter of 2018, compared to the third quarter of 2017, primarily related to reduced international sales volume as we continue to focus on a price-over-volume strategy. For the nine-month period ended September 30, 2018, our sales volume increased slightly compared to the nine-month period ended September 30, 2017, as we gained market share and added new warehouses in newly developed domestic markets. Domestic sales accounted for 81% of the total Trio® sales volume for the first nine months of 2018, compared to 69% for the first nine months of 2017. At current price levels, we expect domestic Trio® sales to continue to represent a majority of Trio® sales volume.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
• Potash pricing and demand. Potash pricing for the third quarter of 2018 increased 11% compared to the same period last year due to strong global demand and delays in anticipated increased capacity from other producers. Our average net realized sales price per ton for potash in the third quarter of 2018 was $258 compared to $232 in the third quarter of 2017. Additional price increases were announced late in the third quarter and early in the fourth quarter of this year. Accordingly, we expect potash pricing to remain strong for the remainder of 2018 and into the first quarter of 2019.
During the third quarter of 2018 as compared to the prior-year period, we sold a higher percentage of our total potash tons into the industrial market as we continued to expand our offerings and marketing efforts for industrial potash products. The increase in industrial sales resulted in a decrease in our proportionate sales into the agricultural market. We expect the majority of our potash sales will continue to be made into the agricultural market, although we continue to work to develop additional industrial markets.

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
• Water and by-product sales. We continue to diversify our sources of income by expanding sales of water and by-products, particularly to service the oil and gas markets near our operating plants. In the first nine months of 2018, water sales increased to $12.5 million compared to $3.4 million during the same period of 2017. In addition, we sold $2.2 million of water that was accounted for as by-product credits to our cost of goods sold during the first nine months of 2018 compared to $0.3 million during the same period of 2017.
We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. This includes a pre-arranged water commitment of $15 million per year for five years that began in 2018. With respect to this commitment, the customer is required to pay us $15 million per year in quarterly installments even if the customer does not take the underlying water at that time. Cash amounts received from the customer before the underlying water is delivered are accounted for as a contract liability on our balance sheet until the water is delivered.
We expect to receive $28 million to $35 million in cash related to water in 2018. We received $23 million of cash relating to water in the nine months ended September 30, 2018, and had $2.2 million in accounts receivable related to water as of the end of that period. As of September 30, 2018, we had $9.1 million in contract liabilities for water, representing cash received for future water deliveries.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Virtually all of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we expect the OSE to hold a hearing on the protests in 2019. In the meantime, we are working with OSE and the protesting parties to resolve the protested issues, including the validity of the protested water rights, through mediation. We continue to operate under the preliminary authorizations until the mediation and hearing processes are complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
We also produce salt, magnesium chloride and brines as by-products of our potash and Trio® operations. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines are used primarily by the oil and gas industry to support well development and completion activities.
• Oilfield services. We continue to look for opportunities to escalate the growth of our products and services designed to serve the oil and gas markets around our facilities. These products and services include water, heavy brine, high-speed potassium chloride mixing, salt water disposal, and trucking services. During the third quarter of 2018, we completed our second high-speed potassium chloride mixing job for an operation in the Powder River Basin. We have additional mixing jobs in the Powder River Basin planned for the fourth quarter of 2018 and into the first quarter of 2019.
• Growth strategy. We continue to consider and implement initiatives designed to maximize the value of our existing assets, such as through increased potash and Trio® production and increased sales of water, magnesium chloride, salt, brine, and oilfield services. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets, through the acquisition of companies or assets or otherwise.

Results of Operations

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$36,528	$34,029	$140,736	$127,691
Less:
Freight costs	6,196	6,160	24,862	22,867
Warehousing and handling costs	2,192	2,046	7,067	7,013
Cost of goods sold	19,180	19,555	84,580	85,249
Lower-of-cost-or-market inventory adjustments	—	667	781	4,808
Gross Margin	$8,960	$5,601	$23,446	$7,754

Net Income (Loss)	$3,350	$(1,908)	$4,149	$(21,520)

Production volume:
Potash	60	56	230	237
Langbeinite	60	51	162	192
Sales volume:
Potash	74	77	269	281
Trio®	36	43	182	178

Average Net Realized Sales Price per Ton[1]
Potash	$258	$232	$251	$236
Trio®	$200	$187	$194	$197
1Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three- and Nine-Months Periods Ended September 30, 2018, and 2017
Total sales in the three months ended September 30, 2018, increased 7% compared to the three months ended September 30, 2017, due to an increase of $1.8 million in water sales and an increase of $1.5 million in potash sales, partially offset by a 9% decrease in Trio® sales. We entered into several water sales agreements in 2017, and purchase activity under those agreements has led to the increase in water sales. Increased potash sales were driven by an increase in the average net realized sales price per ton. Trio® sales decreased as we sold fewer tons internationally because we have been more selective in selling Trio® into international markets as we focus on a price-over-volume strategy.
Our total cost of goods sold decreased 2% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an 8% decrease in sales volume, and an increase in by-product revenues, which are accounted for as a credit to cost of goods sold. Sales volume decreased primarily due to selling fewer tons of Trio® internationally, as mentioned above. We generated a higher gross margin for the third quarter of 2018, compared to the third quarter of 2017, driven by the increase of $1.8 million in water sales and an increase of $1.5 million in sales of by-products.
For the nine months ended September 30, 2018, total sales increased $13.0 million or 10% compared to the same period in 2017, due to an increase in water sales of $9.1 million, an increase in Trio® sales of $1.8 million and an increase in potash sales of $1.7 million. As mentioned above, water purchase activity in 2018 has been driven by increased purchase activity under the water sales agreements that we entered into in 2017. Increased Trio® sales resulted from the increase in demand from domestic customers as we saw customers return to applying Trio® on non-specialty crops due to its favorable pricing against the component nutrients, partially offset by the decreased sales volume internationally. For international markets, we focus on a price-over-volume strategy, which has caused us to be more selective in selling Trio® into these markets. Potash sales increased due to the increase in the average net realized sales price per ton.

Our total cost of goods sold for the nine months ended September 30, 2018, decreased slightly from the same period in 2017, mainly due to the decrease in sales volume and an increase in by-product sales, which are accounted for as a credit to cost of goods sold.
Selling and Administrative Expense
Selling and administrative expenses increased $0.5 million, or 11%, to $5.1 million for the three months ended September 30, 2018, as compared to the prior-year period. Selling and administrative expenses increased $1.6 million, or 12% for the first nine months of 2018, compared to the same period in 2017. The increase during the third quarter was due to the reestablishment of our employee cash bonus program for 2018. The year-to-date increase is due to the reestablishment of our employee cash bonus program for 2018, and our granting of annual equity awards to employees in March 2018, instead of June 2017, for the previous year.
Care and Maintenance Expenses
Mining operations at our West facility in Carlsbad, New Mexico, were temporarily idled in mid-2016. For the three months ended September 30, 2018, and 2017, we incurred care and maintenance expenses related to our West facility of $0.1 million, and $0.3 million, respectively. Expenses were higher in 2017 as we incurred initial costs to transition the plant to its current state of care and maintenance.
For the first nine months of 2018, we incurred care and maintenance expenses of $0.4 million compared to $1.4 million for the same period in 2017. As mentioned above, expenses were higher in 2017 as we incurred initial costs to transition our West facility to its current state of care and maintenance. We expect care and maintenance expenses going forward to approximate the 2018 level.
Other Operating Expenses
For the three months ended September 30, 2018, we generated other operating income of $0.9 million compared to other operating expense of $0.5 million for the three months ended September 30, 2017. In May 2018, one of our water customers claimed that its water-metering equipment was not working properly in March and April 2018, thereby resulting in the customer overreporting its water use. At that time, we estimated that it was probable that the customer overreported its water used, and estimated the range of overreported amounts to be between $0.6 million to $1.7 million. As a result, we recorded a $0.6 million contingent liability in the second quarter of 2018. During the third quarter of 2018, we determined the overreported amount was $1.5 million, which will be credited to future water deliveries.
During the third quarter of 2017, we recorded a $0.6 million reserve for obsolete stores inventory.
For the nine months ended September 30, 2018, we generated other operating income of $0.1 million compared to $2.8 million operating expense for the same period in 2017. In 2017, we incurred a loss of $1.7 million on the sale of an asset, recorded $0.6 million of operating expense to resolve land impact issues on or adjacent to our property in New Mexico and recorded a $0.6 million reserve for obsolete stores inventory.
Interest Expense

For the three months ended September 30, 2018, interest expense decreased by $1.1 million compared to the same period in 2017, as our average debt balance decreased compared to the third quarter of 2017, and the applicable interest rate during the third quarter of 2018 was 400 basis points less than the applicable interest rate during the third quarter of 2017, due to our improved financial condition. Additionally, during the third quarter of 2017, we incurred make-whole payments of $0.5 million related to $6 million of principal repayments, and we wrote off deferred financing costs of $0.1 million associated with those principal repayments.
Interest expense for the first nine months of 2018, decreased to $2.6 million from $10.6 million during the same period in 2017, as our average debt balance outstanding decreased to $60 million in the first nine months of 2018, from $94.5 million during the first nine months of 2017, and our applicable interest rate during the first nine months of 2018 was 400 basis points lower than the same period in 2017, due to our improved financial condition. Finally, during the first nine months of 2017, we incurred make-whole payments of $3.0 million and wrote off $0.8 million of deferred financing fees related to principal prepayments of $75 million made during the first nine months of 2017.
Interest expense is recorded net of any capitalized interest associated with investments in capital projects. Amounts included in interest expense for the three and nine months ended September 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on Notes and credit facility	$704	$1,382	$2,155	$6,180
Make-whole payments	—	448	—	3,001
Amortization of deferred financing costs	183	246	550	1,596
Gross interest expense	887	2,076	2,705	10,777
Less capitalized interest	(23)	(82)	(85)	(146)
Interest expense, net	$864	$1,994	$2,620	$10,631

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2018	2017	2018	2017
Sales	$22,170	$20,711	$77,416	$75,745
Less: Freight costs	3,060	2,864	9,795	9,401
Warehousing and handling costs	1,207	1,173	3,773	4,051
Cost of goods sold	10,814	11,534	45,511	50,776
Lower-of-cost-or-market inventory adjustments	—	113	—	146
Gross Margin	$7,089	$5,027	$18,337	$11,371
Depreciation, depletion, and accretion incurred[1]	$6,288	$6,567	$19,556	$20,685
Sales volumes (in tons)	74	77	269	281
Production volumes (in tons)	60	56	230	237

Average net realized sales price per ton[2]	$258	$232	$251	$236
1 Depreciation, depletion and accretion incurred excludes depreciation, depletion, and accretion amounts absorbed in or (relieved from) inventory.
2 Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."

Three Months Ended September 30, 2018, and 2017
Our potash sales revenue increased 7% in the third quarter of 2018, compared to the same period in 2017, due to an 11% increase in our average net realized sales price per ton. This increase was partially offset by a 4% decrease in potash sales volume. This decrease was due to normal variability in the timing of sales to agricultural and feed customers.
Our potash cost of goods sold decreased 6% in the third quarter of 2018, compared to the same period in 2017, mainly due to a 4% decrease in sales volume and an increase in by-product sales, which are accounted for as a credit to cost of goods sold. Potash production increased 7% in the third quarter of 2018, compared to the same period in 2017, which, given the high percentage of fixed production costs, resulted in a lower per ton cost of potash produced.
Potash freight expense increased 7% in the third quarter of 2018, compared to the third quarter of 2017, even though we experienced a 4% decrease in potash sales volume. Freight rates have increased as carriers are operating near full capacity. Our freight expense is also impacted by the proportion of customers arranging for and paying their own freight costs, and the geographic distribution of our potash sales.
Nine Months Ended September 30, 2018, and 2017
Our potash sales volume in the first nine months of 2018 was 4% less than the same period in 2017 due to a decrease in sales in the agricultural markets. Our decreased sales volume was partially offset by a 6% increase in our average net realized sales price per ton. The increase in sales price was driven by overall increases in the prevailing market price for potash.
Our potash cost of goods sold decreased 10% due to a 4% decrease in sales volume, and an increase in by-product sales, which are accounted for as a credit to cost of goods sold.
Our freight costs increased 4% for the nine months ended September 30, 2018, compared to the same period in 2017, even though we experienced a 4% decrease in sales volume. Freight rates have increased in 2018, as freight carriers have been operating near full capacity. Our freight costs are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Warehouse and handling costs decreased 7% in the first nine months of 2018 compared to 2017 due to reduced rental costs in 2018 compared to 2017.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Agricultural	69%	75%	79%	78%
Industrial	15%	12%	9%	10%
Feed	16%	13%	12%	12%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2018	2017	2018	2017
Sales	$10,320	$11,349	$50,402	$48,557
Less: Freight costs	3,136	3,296	15,067	13,466
Warehousing and handling costs	984	873	3,285	2,962
Cost of goods sold	6,378	7,861	35,756	34,205
Lower-of-cost-or-market inventory adjustments	—	554	781	4,662
Gross Margin (Deficit)	$(178)	$(1,235)	$(4,487)	$(6,738)
Depreciation, depletion, and accretion incurred[1]	$1,668	$1,687	$5,038	$5,091
Sales volumes (in tons)	36	43	182	178
Production volumes (in tons)	60	51	162	192

Average net realized sales price per ton[2]	$200	$187	$194	$197
1 Depreciation, depletion and accretion incurred excludes depreciation, depletion, and accretion amounts absorbed in or (relieved from) inventory.
2 Average net realized per ton sales price per ton is a non-GAAP measure that we calculate as sales less freight costs then divided by sales tons. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2018, and 2017
Trio® sales decreased 9% for the three months ended September 30, 2018, as compared to the same period in 2017, due to a 16% decrease in sales volume, partially offset by a 7% increase in the average net realized sales price per ton. During the third quarter of 2018, we sold fewer tons internationally as we continue to focus on a price-over-volume strategy, which primarily accounted for the decrease in Trio® sales. Average net realized sales price per ton for the third quarter of 2018, increased 7% compared to the third quarter of 2017, as previously announced price increases began to take effect and freight expense decreased as we sold fewer tons internationally.
Cost of goods sold for Trio® decreased 19% in the third quarter of 2018, compared to the third quarter of 2017, mainly due to a 16% decrease in sales volume and an increase in sales of by-products. Our Trio® production volume increased by 18% in the third quarter of 2018, compared to the third quarter of 2017, primarily due to increased overall recovery rates.
Nine Months Ended September 30, 2018, and 2017
Trio® sales increased by 4% for the nine months ended September 30, 2018, as compared to the same period in 2017, due to a slight increase in sales volume. The slight increase in sales volume was due to strong demand for domestic Trio® as some customers return to applying Trio® on non-specialty crops due to favorable pricing against the component nutrients. This increase was partially offset by a decrease in tons sold internationally as we focus on a price-over-volume strategy, which has caused us to be more selective in selling Trio® into international markets. Average net realized sales price per ton for the nine months ended September 30, 2018, was relatively flat compared to the same period in 2017. Domestically, during the fourth quarter of 2018, we expect to benefit from price increases announced earlier this year.
Our freight costs increased by 12% during the nine months ended September 30, 2018, compared to the same period in 2017, due to a slight increase in sales volume, coupled with an increase in freight rates. As mentioned above, freight rates have been increasing as carriers are operating near full capacity.
Cost of goods sold for Trio® increased during the nine months ended September 30, 2018, compared to the same period in 2017, due to a slight increase in tons sold and a decrease in tons produced. Because most of our production costs are fixed, a decrease in tons produced increases our production costs per ton. Our production volume decreased in the first nine months of 2018, compared to the same period in 2017, as a result of our decision to reduce Trio® production in mid-2017 in an effort to match expected demand.

Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, as we have been more selective in selling Trio® into international markets as we focus on a price-over-volume strategy.

	United States	Export
For the three months ended September 30, 2018	83%	17%
For the nine months ended September 30, 2018	81%	19%

For the three months ended September 30, 2017	71%	29%
For the nine months ended September 30, 2017	69%	31%

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio®, and water and are determined by the quantities of product we sell and the sales prices we realize. For potash and Trio®, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on a portion of our sales as some of our customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. Although our gross sales include the freight that we bill, we do not believe that gross sales provide a representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been steadily increasing, thereby negatively influencing our average net realized sales price. Additionally, international freight costs per ton are significantly higher than domestic freight costs per ton. We manage our sales and marketing operations centrally, and we work to achieve the highest average net realized sales price we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs. Water sales are based on negotiated contractual per barrel rates multiplied by the number of barrels delivered to the customer.
The volume of product we sell is determined by demand for our products, our inventory storage capabilities, and our production capabilities. We generally intend to operate our facilities at production levels that approximate expected demand. By having adequate warehouse capacity, we can maintain production levels during periods of fluctuating product demand and have product inventory positioned closer to the fields in order to meet peak periods of fertilizer demand.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales, after subtracting freight costs, of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For both the three and nine months ended September 30, 2018, our average royalty rate was 4.3%. For the three and nine months ended September 30, 2017, our average royalty rate was 4.6% and 4.5%, respectively.
Income Taxes

We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and nine months ended September 30, 2018 was 2% and 1%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017, was 6% and 1%, respectively. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For both the three and nine months ended September 30, 2018, we incurred immaterial amounts of income tax expense, while for both the three and nine months ended September 30, 2017, we recognized an immaterial income tax benefit.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our condensed consolidated balance sheet. However, any resulting impact to the deferred tax benefit or deferred tax expense would be offset by a corresponding adjustment to the valuation allowance and would have no income statement effect.

Capital Investments
During the first nine months of 2018, cash paid for property, plant and equipment was $12.7 million. We expect total capital investment for 2018 to be approximately $14 million to $18 million. We expect our capital investments for the remainder of 2018 will be for sustaining capital. We anticipate our remaining 2018 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of September 30, 2018, we had cash of $37.2 million, compared with cash of $1.1 million at December 31, 2017.
Our operations have primarily been funded from cash generated by operations. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. With the availability under our credit facility and expected future cash generated from operations, we believe that we have sufficient liquidity for the next twelve months.
The following summarizes our cash flow activity for the nine months ended September 30, 2018, and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$52,945	$10,533
Cash flows used in investing activities	$(12,576)	$(672)
Cash flows used in financing activities	$(4,224)	$(16,156)
Operating Activities
Total cash provided by operating activities through September 30, 2018, was $52.9 million, an increase of $42.4 million compared with the first nine months of 2017. The increase was driven by higher potash average net realized sales price per ton, increased water and by-product sales, increased deferred revenue relating to water, and decreased inventory during the first nine months of 2018.
Investing Activities
Total cash used in investing activities increased by $11.9 million in the first nine months of 2018, compared with the same period in 2017. Cash capital expenditures increased by $6.4 million during the first nine months of 2018, mainly due to construction of capital projects designed to increase capacity for water and by-product sales. During the first nine months of 2017, we sold an asset and received approximately $5.5 million in cash proceeds.

Financing Activities
Total cash used in financing activities decreased by $11.9 million in the first nine months of 2018, compared with the same period in 2017. During the first nine months of 2017, we issued 50.6 million shares of common stock for net proceeds of $59.1 million. Proceeds were used in part of repay $75 million of indebtedness during the first nine months of 2017. In 2018, financing activities consisted of net repayments of short-term borrowings on our credit facility.
Senior Notes
As of September 30, 2018, we had outstanding an aggregate of $60 million of senior notes (the "Notes") consisting of the following series:

•	$24 million of Senior Notes, Series A, due April 16, 2020 (the "Series A Notes");

•	$18 million of Senior Notes, Series B, due April 14, 2023 (the "Series B Notes"); and

•	$18 million of Senior Notes, Series C, due April 16, 2025 (the "Series C Notes").
We are required to prepay $10 million in principal of the Notes, plus accrued interest and a make-whole amount, on or before December 31, 2018.
The agreement governing the Notes contains certain financial covenants, including the following:

•
For the quarter ended September 30, 2018, we were required to maintain a minimum fixed charge coverage amount of negative $10 million. Thereafter, we are required to maintain a minimum fixed charge coverage ratio that starts at 0.25 to 1.0 for the quarter ending December 31, 2018, and increases to 1.3 to 1.0 for each quarter ending on or after September 30, 2019. As of September 30, 2018, we were in compliance with these financial covenants as our fixed charge coverage amount was $25.5 million and our fixed charge coverage ratio was 7.9 to 1.0.

•
For the quarter ended September 30, 2018, we were allowed a maximum leverage ratio of 9.5 to 1.0. The maximum allowable leverage ratio decreases to 7.0 to 1.0 for the quarter ending December 31, 2018, and further decreases each quarter until it reaches 3.5 to 1.0 for each quarter ending on or after September 30, 2019. As of September 30, 2018, we were in compliance with this financial covenant as our leverage ratio was 1.4 to 1.0.

Fixed charge coverage amount, fixed charge coverage ratio, and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the nine months ended September 30, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2018.
Our outstanding long-term debt, net, as of September 30, 2018, and December 31, 2017, was as follows (in thousands):

	September 30, 2018	December 31, 2017
Senior Notes	$60,000	$60,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(463)	(563)
Long-term debt, net	$49,537	$49,437
Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal. In October 2018, we amended the credit facility to extend its maturity date from October 31, 2019, to October 31, 2023, to increase the amount available to be borrowed from $35 million to $50 million, and to make certain other changes. The credit facility now allows us to borrow up to $50 million subject to monthly limits based on our inventory and receivables. We can use up to $10 million of borrowings under the credit facility to make payments on the Notes.

Borrowings on the credit facility after the amendment bear interest at 1.50% to 2.00% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We regularly borrow and repay amounts under the facility for near-term working capital needs and may do so in the future. For the three months ended September 30, 2018, we had no borrowings under the facility. During the nine months ended September 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility. As of September 30, 2018, we had no borrowings outstanding and $3.8 million in outstanding letters of credit under the facility. Considering the outstanding letters of credit, we had $25.7 million available to be borrowed under the facility as of September 30, 2018. We were in compliance with the applicable covenants under the facility as of September 30, 2018.
At-the-Market Offering Program
In May 2017, we established an at-the-market offering program, which gives us the capacity to issue up to $40 million of our common stock. We did not issue any shares under our at-the-market program during the first nine months of 2018. At September 30, 2018, we have remaining capacity to issue and sell up to $37.8 million of additional shares of common stock under the program.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no material off-balance sheet arrangements aside from the operating leases and bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2017, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606 on January 1, 2018, as discussed in Note 2 to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies since December 31, 2017.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP measure for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,
	2018			2017
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$22,170	$10,320	$32,490	$20,711	$11,349	$32,060
Freight costs	3,060	3,136	6,196	2,864	3,296	6,160
Subtotal	$19,110	$7,184	$26,294	$17,847	$8,053	$25,900

Divided by:
Tons sold	74	36		77	43
Average net realized sales price per ton	$258	$200		$232	$187

	Nine Months Ended September 30,
	2018			2017
(in thousands, except per ton amounts)	Potash	Trio®	Total	Potash	Trio®	Total
Sales	$77,416	$50,402	$127,818	$75,745	$48,557	$124,302
Freight costs	9,795	15,067	24,862	9,401	13,466	22,867
Subtotal	$67,621	$35,335	$102,956	$66,344	$35,091	$101,435

Divided by:
Tons sold	269	182		281	178
Average net realized sales price per ton	$251	$194		$236	$197

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2017, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive offer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
Second Amendment to Credit Agreement, dated as of October 24, 2018, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein (incorporated by reference to Intrepid Potash, Inc.'s Form 8-K (File No. 001-34025) filed on October 25, 2018).

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

INTREPID POTASH, INC. (Registrant)

Dated: October 30, 2018	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: October 30, 2018	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)