Form 10-K
period 2018-12-31
Intrepid Potash, Inc.
filed 2019-03-12
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2018, the last trading day of the registrant's most recently completed second fiscal quarter, of $4.10 per share as reported on the New York Stock Exchange was $390 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of March 5, 2019, the registrant had 130,840,813 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed within 120 days after December 31, 2018.

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
General
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. On February 5, 2019, we and Sherbrooke Partners (together, the "buyers") entered into a purchase and sale agreement with Dinwiddie Cattle Company under which the buyers will purchase certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights and other related assets. The aggregate consideration for the purchase will be $65 million, subject to customary purchase price adjustments. Further, as additional consideration for the sale, buyers will grant certain royalties on saltwater disposal revenue relating to the purchased assets or properties located near the assets. We and Sherbrooke will pay 51% and 49% of the purchase price, or approximately $33.2 million and $31.8 million, respectively, for a 51% and 49% undivided interest in the assets, respectively. We expect to close the purchase in the first quarter of 2019, subject to the satisfaction of customary closing conditions. The buyers expect to enter into a joint development agreement with respect to the assets, pursuant to which the buyers will agree, among other things, that Intrepid will operate the assets.
Our principal offices are located at 1001 17th Street, Suite 1050, Denver, Colorado 80202, and our telephone number is (303) 296-3006. Intrepid was incorporated in Delaware in 2007.
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2018	2017	2016
Potash	52%	54%	70%
Trio®	31%	36%	25%
Water	10%	4%	—%
Salt	3%	3%	2%
Magnesium Chloride	3%	3%	3%
Brines	1%	—%	—%
Total	100%	100%	100%
We have three segments: potash, Trio®, and oilfield solutions. Prior to the fourth quarter of 2018, we had two reporting segments: potash and Trio®. As a result of the growth of our water business and other oilfield products and services, we reevaluated our segments and determined that, beginning in the fourth quarter of 2018, we have an additional segment for oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. Prior to the adoption of Accounting Standards Codification ("ASC") Topic 606 Revenue from Contract with Customers (ASC 606"), we accounted for the sale of byproducts as a credit to cost of goods sold.
Potash

We sell potash into three primary markets: the agricultural market as a fertilizer input, the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to other industrial processes, and the animal feed market as a nutrient supplement. Potash is sold in different product sizes, such as granular, standard, and fine standard. The agricultural market predominately uses granular-sized potash, while the industrial and animal feed markets mostly use standard- and fine standard-sized product. We have the flexibility to produce all of our product in a granular form, which decreases our dependence on sales of any one particular size of potash and any particular market.
We manage sales and marketing operations centrally. This allows us to evaluate the product needs of our customers and then centrally determine which of our production facilities is best suited, typically based on geographic location, to use to fill customer orders in a manner designed to realize the highest average net realized sales price per ton. Average net realized sales price per ton is a non-GAAP measure that we calculate as sales less byproduct sales and freight costs and then divided by product sales tons. We also monitor product inventory levels and overall production costs centrally.
During 2018, we supplied 0.5% of annual world potassium consumption and 3.6% of annual U.S. potassium consumption.
Substantially all of our potash is sold in the United States, and many of our potash sales are geographically concentrated in the central and western United States. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. For more information, please see "Seasonality." A significant portion of our industrial sales are derived from oil and gas customers and correlate to drilling rig counts in specific regions in the United States.
Trio®
Trio® is our specialty fertilizer that delivers potassium, sulfate, and magnesium in a single particle and has the added benefit of being low in chloride. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium, granular, standard, and fine standard sizes for sale both domestically and internationally.
Oilfield Solutions
We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We also offer potassium chloride ("KCl") real-time mixing services on location for hydraulic fracturing operations and trucking services. We continue to work to expand our sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities.
Byproducts
We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines contain salt and potassium and are used primarily by the oil and gas industry to support well workover and completion activities. When the water that we sell was previously used in the production process for potash or Trio®, it is considered a byproduct of the underlying product. We continue to work to expand sales of byproducts, particularly to serve the oil and gas markets near our operating facilities. Sales of byproducts are accounted for within the segment that produced the byproduct. In each of the last three years, the majority of our byproduct sales were accounted for in the potash segment.
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
We also have pipelines and ponds that we use to deliver water to customers.
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
Long-term global fertilizer demand has historically been driven primarily by population growth and global economic conditions with annual demand variations based on planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on global fertilizer demand for the foreseeable future. Sustained per capita income growth and agricultural policies in the developing world also affect global demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key consuming countries. Volatility in agricultural commodity prices also may impact farmer fertilizer buying decisions.
The world potash market has long been characterized by nameplate production capacities that exceed demand. A significant portion of this capacity is controlled by a few companies and this concentration increased in early 2018 with the merger of two Canadian producers. Historically, these larger producers have managed production levels to approximate world demand. Several international brownfield and greenfield expansions have also recently begun production or are nearing completion in the next year. Due to the increased production, near-term potash pricing will likely depend on the larger producers' ability to continue to manage this supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities make this unlikely for at least the next few years.
The United States potash market is impacted by the volume of imports. A change in the volume of imports could result in a material change to potash prices in the United States.

Virtually all of the world's potash is currently extracted from 18 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 89% of the world's aggregate potash production during 2017. During this time period, the top nine potash producers supplied approximately 94% of world production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 29% of the global potash production in 2017, one producer in Russia supplied approximately 17% of global potash production in 2017 and one producer in Belarus supplied approximately 16% of the global potash production in 2017.
Hydraulically fractured horizontal wells account for the majority of oil and gas wells drilled in the United States today, and are responsible for the record amount of fossil fuels produced in the United States in recent years. The use of horizontal drilling in oil and gas production allows a well to remain in contact with the targeted formation, increasing production compared to a vertically drilled well. This process has resulted in longer wells, with some horizontal drilling sections reaching several miles long. The increase in horizontal drilling has also increased the use of fresh water, with a single frac potentially using millions of gallons. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Fresh water is important in the fracking process, as impurities in the water can impact the overall effectiveness of the frac. The majority of water used in fracking is transported by pipeline to the frac site, where it is stored in ponds or storage tanks.
The most productive region in the United States for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2019, the Permian Basin produced over 3.8 million barrels of oil per day, or over 150% more oil per day than the next most productive region in the United States. In addition to producing wells, the Permian Basin also had approximately 4,000 drilled but uncompleted wells as of December 2018.
Competition and Competitive Strategy
We sell into commodity markets and compete based on delivered price, our ability to deliver product in a timely manner, and product quality. We also compete based on the durability, particle size, and potassium oxide content of our potash and Trio® products. For potash, we compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients and blended products. For water, we compete primarily with water-specialty companies, farmers, and ranchers operating in or near the Permian Basin in New Mexico. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more diverse assets and products, geographically and/or access to less expensive mining assets, all of which could allow them to respond more quickly to new or changing opportunities.
Our competitive strategy is focused on the following:

•
Maximize potash gross margin and optimize potash production. All of our potash production comes from solar solution mines, which carry a lower cost structure than conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. In addition, we have the advantage of being located close to the markets we serve, and the North American market is significantly larger than our production capacity. As a result, we are able to selectively participate in the markets that provide the highest average net realized sales price per ton. We also attempt to maximize our gross margin by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach. Long-term, we have optimization and expansion opportunities at our solution mining facilities, that, over time, could further reduce our per-ton costs and increase our potash production. For example, we have potential expansion opportunities at our HB mine.

•
Expand Trio® sales and maximize gross margin. Over the long term, we believe demand for Trio® will exceed supply, providing an opportunity to increase our gross margin. We continue our efforts to expand our sales and marketing efforts for Trio®. Although we believe the domestic price of Trio® may have stabilized in 2018, this stabilization came after a sustained period of price declines. In order to maximize gross margin, we are working to optimize our recovery techniques. In addition, given the current pricing and demand environment, we intend to continue to operate our Trio® facility at production levels that approximate expected demand and expect to continue to do so for the foreseeable future.

•
Expand offerings of oilfield solutions. We continue to implement initiatives designed to maximize the value of our existing assets and, diversify our sources of income. This includes working to expand sales of water, particularly to service the oil and gas markets near our operating plants. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. As a result of these efforts, our water sales increased significantly in 2018. We also offer potassium chloride real-time mixing services on location for hydraulic fracturing operations. In addition, as described above, in February 2019, we entered into an agreement to purchase an undivided interest in additional land, water rights, and other assets in the Permian Basin. If completed, this purchase is designed to expand our revenue from water and other oilfield products and services. We also offer trucking services to deliver brines and other products to oil and gas exploration customers.

•
Diversification of products and services. We recover magnesium chloride, salt, brines, and water during the production of potash and Trio®. These byproducts offer additional diversity to our portfolio of product and service offerings. As we continue to look for opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our product and service offerings. For example, we may expand into oil and natural gas exploration and production, or into new products or services in our current industry or other industries.

Competitive Strengths

•
U.S.-based producer. We are the only producer of potash in the United States. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to our customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes support this advantage.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.6% of our potash and Trio® sales less their related freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

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

•
Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the United States, and we continue to attempt to capture and grow this market. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.

•
Water rights. We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. In February 2019, we entered into an agreement to purchase an undivided interest in additional land, water rights, and other assets in the Permian Basin. If completed, this purchase is designed to expand our revenue from water and other oilfield products and services. As we expand our water sales, we gain additional relationships within the oil and gas industry, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.

•
Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2018, these markets represented approximately 74%, 14%, and 12% of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity to increase our industrial sales volumes.

•
Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We also produce Trio® in premium, granular, standard and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.

•
Significant reserve life. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve lives for our actively mined areas ranging from 30 years to greater than 100 years, based on proven and probable reserve estimates. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation.

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

Seasonality
The sales pattern for potash sold into the agricultural market is seasonal. Over the last three years, our monthly potash sales volume has been highest in January through April and August through September when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the United States. In turn, our monthly potash sales volume has been the lowest in July and December.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our Trio® sales volume has been highest in February and March, as Trio® products are typically applied to crops in the United States during the spring planting season. In turn, we generally see fewer purchases and increased inventory levels in the third and fourth quarters in anticipation of expected demand for the spring application season. As we expand our Trio® sales efforts outside of the United States, we expect the seasonality of our Trio® sales to be impacted by the agricultural planting seasons in the regions of the world where those products are delivered.
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies and geographies that we serve. Because all of our potash production comes from our solar solution mines, our potash production is also seasonal. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we have no potash being produced. The seasonality of fertilizer demand results in our sales volumes and revenue being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly financial results can also vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Demand for our oilfield products and services can vary from quarter to quarter due to frac-schedule changes for a variety of reasons, such as weather-related events.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. We sell into the industrial and feed markets through sales to distributors and directly to end users. For water, we have entered into multiple long-term supply agreements with a diverse set of customers aimed at generating a long-term recurring revenue stream from water sales.
In each of 2018, 2017 and 2016, no customer accounted for more than 10% of our total sales.

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
In 2018, we had approximately $2.2 million of capital investments, and $0.3 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $4.0 million to $5.0 million for environmental related capital projects in both 2019 and 2020. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued emphasis on environmental issues will result in increased future investments for environmental controls at our operations.
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
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. In 2016, the New Mexico Office of State Engineer ("OSE") determined that our East tailing impoundment embankments are considered jurisdictional dams.  We continue to work with the OSE to determine required dam modifications associated with this determination. We may be required to spend a significant amount of capital to bring the impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional dams.
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
Air and Drinking Water
In the ordinary course of our business, from time to time, we receive notices from the New Mexico Environment Department of alleged air or drinking water quality control violations. Upon receipt of these notices, we evaluate the matter and take any required corrective actions. In some cases, we may be required to pay civil penalties for these notices of violation.
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
Remediation at Intrepid Facilities
Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of potash, salt, related potash and salt byproducts, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water, or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials.
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2018, is approximately $23.1 million, which is reflected in our audited financial statements found elsewhere in this Annual Report on Form 10-K. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis. The undiscounted amount of our estimated reclamation costs for our facilities as of December 31, 2018, is approximately $59.5 million.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell from leased land owned by the U.S. government, the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2018, we paid $6.3 million, or an average of 4.6% of sales less freight, in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%.
Employees
As of January 31, 2019, we had 429 employees, the majority of which were full-time employees.
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
Available Information
We file or furnish with the U.S. Securities and Exchange Commission (the "SEC") reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act. These reports are available free of charge on our website at intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained at sec.gov.
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

Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	60	Executive Chairman of the Board, President, and Chief Executive Officer
Margaret E. McCandless	46	Vice President, General Counsel, and Secretary
Mark A. McDonald	54	Vice President of Sales and Marketing
Joseph G. Montoya	52	Vice President and Chief Accounting Officer
Alex J. Wagner	45	Vice President of Business Development - Oilfield Services
Erica K. Wyatt	46	Chief Human Resources Officer
Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our initial public offering in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation. Mr. Jornayvaz and Intrepid Production Corporation together beneficially own 14.9% of our common stock.
Margaret E. McCandless has served as our Vice President, General Counsel, and Secretary since January 2015. Ms. McCandless served as our Assistant General Counsel and Assistant Secretary from 2012 to January 2015. From 2004 through 2011, Ms. McCandless served as Associate General Counsel-Securities, Disclosure and Corporate Governance for Qwest Communications International Inc., a telecommunications company, and then CenturyLink, Inc., another telecommunications company that acquired Qwest. Prior to joining Qwest, Ms. McCandless was an associate at the law firms of Hogan Lovells LLP and Cooley LLP.
Mark A. McDonald has served as our Vice President of Sales and Marketing since November 2017. Mr. McDonald previously served as our Director of U.S. Agricultural and Feed Sales from March 2017 to November 2017, Director of Industrial, Feed, and Midwest Agricultural Sales from July 2016 to March 2017, and National Accounts Manager from December 2013 to July 2016. Before joining Intrepid, Mr. McDonald worked at Agrium U.S. Inc. and Agrium Inc., a manufacturer, wholesaler, and retail supplier of agricultural products and services, for 17 years in various positions culminating with Director, Eastern Sales Region. Before joining Agrium, Mr. McDonald held positions at Cargill Limited and Monsanto Company.
Joseph G. Montoya has served as our Vice President and Chief Accounting Officer since April 2017.  Mr. Montoya served as our Controller from May 2016 to April 2017, and Divisional Controller of our New Mexico operations from April 2014 to May 2016.  Prior to joining Intrepid, Mr. Montoya was Chief Financial Officer of Stoneside, LLC, a private company specializing in custom window coverings, from 2013 to 2014.  From 2011 to 2013, Mr. Montoya was Vice President of Internal Audit for Molycorp Inc., a public company in the rare earths mining industry.  Prior to joining Molycorp, Mr. Montoya served in various senior financial leadership roles for Tomkins, plc and Cenveo, Inc. Prior to joining Cenveo, Mr. Montoya was a manager at the international public accounting firm of Arthur Andersen, LLP.
Alex J. Wagner has served as our Vice President of Business Development-Oilfield Services since October 2018.  From February 2017 to October 2018, Mr. Wagner was Managing Member of Phenix Energy Partners LLC, a private equity and management consulting company that he founded focused on oil and gas acquisitions.  From September 2015 to February 2017, Mr. Wagner served as a consultant and region manager for Flotek Industries, Inc., a specialty chemicals company.  From 2013 to September 2015, Mr. Wagner was Director of Business Development at Buckhorn Energy Services, LLC, a provider of oilfield waste disposal solutions.  Prior to joining Buckhorn, Mr. Wagner spent 15 years in various operations, business development, and sales roles at Halliburton Company and BJ Services.
Erica K. Wyatt has served as our Chief Human Resources Officer since December 2018. Ms. Wyatt previously served as Vice President of Human Resources from June 2015 to December 2018, Senior Director of Human Resources from 2013 to June 2015, and Director of Human Resources from 2007 to 2013. Prior to joining Intrepid, Ms. Wyatt held various positions at DISH Network Corporation, a pay-TV provider, from 1999 to 2007, including most recently Director of Human Resources supporting the field services division.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risk factors. Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us.
Risks Related to Our Business
Our acquisition of Dinwiddie assets may not achieve the intended results or may not be completed at all, which could negatively impact us.
We recently announced that we have agreed to purchase water and real property assets from Dinwiddie Cattle Company in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. If completed, the acquisition may not produce the expected benefits, or we may not realize the synergies that we expect to achieve.
If the Dinwiddie acquisition is not completed, we would still need to pay certain legal and other expenses relating to the acquisition and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed acquisition. We could also forfeit our deposit of $3.25 million if the acquisition is terminated under certain circumstances. In addition, the trading price of our securities could be adversely affected to the extent that the current price reflects an assumption that the acquisition will be completed.
Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. We are currently experiencing an oversupplied potash market and expect these conditions to continue for several years. Also, individual potash producers have, at times, independently suspended production in response to market outlook. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as there is for many other commodities. As a result, we do not have protection from this price and demand volatility.
We are working to expand our sales of Trio®, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans.
One of our strategies is to continue to expand our sales of Trio® both domestically and internationally. Our expansion efforts may not be successful, which would temper any Trio® sales growth. With respect to international sales, it is difficult to determine if or how international demand and pricing for Trio® may develop. Our international sales often result in lower gross margins than domestic sales due to higher costs. These costs could include higher transportation costs, importation costs, and costs associated with duties, trade requirements, or other import or export control laws and regulations. We also face price pressure and competition in some international markets where substitutes are more prevalent. Any of these items could negatively impact our results of operations. In addition, international sales may occur on an irregular basis, which could cause volatility in our inventories and our results of operations. See also "International sales could present risks to our business."
We may not be successful in our efforts to sustain or expand water sales due to challenges to our water rights, changes in the demand for water in the areas around our facilities, or other events, which could adversely impact our financial condition and results of operations.
We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry.  We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. Third parties regularly challenge our applications for permits to sell water under our water rights. We may not be successful in these efforts.  In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water, increase the cost to provide water, or result in our having to refund prepayments that we have received for future water sales. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs.  Any of these events could adversely impact our financial condition and results of operations.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Virtually all of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we expect the OSE to hold a hearing on the protests in 2019. We continue to operate under the preliminary authorizations until the process is complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could increase our operating costs and decrease our revenue.
A portion of our revenue comes from the sale of water and potassium chloride for use in oil and gas development. A decline in oil and gas drilling, especially in the Permian Basin, could reduce our sales of water and potassium chloride. In addition, oil and gas developers are regularly looking for ways to use more produced, or recycled, water instead of fresh water in oil and gas development. Also, there are other products available that have some of the same clay-inhibiting properties as our potassium chloride. These alternative products could temporarily or permanently replace some of our sales of water or potassium chloride.  We also have other oilfield product and service offerings, such as trucking services and brine products, the sales of which could be negatively impacted if oil and gas development declined.
We may alter or expand our operations or continue to pursue acquisitions, which could adversely affect our business if we are unable to manage any expansion or acquisition effectively.
We continue to look for opportunities designed to maximize the value of our existing assets, such as through increased production and sales of water, salt, and brine. We recently announced that we have agreed to purchase water and real property assets in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets. For example, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries. We may not be able to successfully implement any alteration or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce the expected benefits.
As part of this growth strategy, we may consider the acquisition of other companies or assets that complement or expand our business. We may not be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain necessary financing, complete proposed acquisitions, successfully integrate acquired businesses or assets into our existing operations, or expand into new markets. An acquisition may require us to use a significant portion of available cash or may result in significant dilution to our stockholders. We may be required to assume unanticipated liabilities or contingencies as part of an acquisition, or we may face substantial costs, delays, or other problems as part of the integration process. In addition, acquired businesses or assets may not achieve the desired effects or otherwise perform as we expect. We may not realize the synergies that we expect to achieve.  Additionally, while we execute these acquisitions and related integration activities, our attention may be diverted from our ongoing operations, which could have a negative impact on our business.
Any of these items could negatively impact our financial condition and results of operations.
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2018, we had outstanding $50 million aggregate principal amount of senior notes. We also have an asset-based revolving credit facility that allows us to borrow up to an additional $50 million, as of December 31, 2018. We may incur additional indebtedness in the future. The agreements governing the senior notes and credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
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

•
it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness, are unable to refinance such indebtedness on favorable terms or are unable to obtain additional financing, as needed

Our debt agreements contain financial and other restrictive covenants. For example, the agreements include financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio (as these ratios are defined under the agreements). Also, the interest rates under the notes may be adjusted quarterly subject to our financial performance and certain financial covenant levels and we may be subject to higher interest rates. For more information about these financial covenants, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
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
The credit facility expires in 2023 and the senior notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
The proposed phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our financial results.
In July 2017, the United Kingdom's Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist. Borrowings under our asset-based revolving credit facility bear interest at LIBOR plus an applicable margin. As such, depending on the future of LIBOR, we may need to renegotiate certain terms of our credit facility to replace LIBOR with a new standard, which could increase the cost of borrowings under the credit facility and have an adverse effect on our results of operations and cash flows.
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
In mid-2016, we transitioned our East mine to Trio®-only, resulting in an increased supply of Trio®. Previously, Trio® was supply-constrained, which meant that we did not see as much seasonality with respect to purchases as we did for potash. As purchasers have gained increased confidence in our ability to supply this product closer to the traditional spring application season in the U.S., these purchasers have moved to more of a just-in-time purchasing model. As a result, we now experience more traditional seasonality with respect to our domestic Trio® sales, which exposes us to inventory and demand risks similar to those with respect to our potash.
We market Trio® in various countries around the world, all of which have different climates and fertilizer-application patterns. As a result, seasonality in our international Trio® sales may develop, which could cause volatility in our results of operations.
Our Trio® profitability could be affected by market entrants or the introduction of langbeinite alternatives.
Langbeinite is produced by us and one other company from a single resource located in Carlsbad, New Mexico. Additional competition in the market for langbeinite and comparable products exists and could increase in the future. Other companies could seek to create and market chemically similar alternatives to langbeinite, some of which could be superior to langbeinite, or less costly to produce. In addition, companies sometimes blend several nutrients to obtain a product with similar agronomic benefits as langbeinite. The market for langbeinite and our Trio® sales could be affected by the success of these and other products that are competitive with langbeinite, which could adversely affect the viability of our Trio® business and our results of operations and financial condition. Further, recent increases in the supply of langbeinite by us and the other producer may continue to pressure the sales price of Trio®.
International sales could present risks to our business.
Sales of Trio® into international markets often require more resources and management attention than domestic sales and may subject us to economic, regulatory, and political risks that are different from those in the United States. These risks include accounts receivable collection; the need to adapt marketing and sales efforts for specific countries; new and different sources of competition; disputes and losses associated with overseas shipping; tariffs, export controls, and trade duties; additional time and effort to obtain product certifications; adverse tax consequences; restrictions on the transfer of funds; changes in legal and regulatory requirements or import policies; compliance with potentially unfamiliar local laws and customs; and political and economic instability. International sales may also be subject to fluctuations in currency exchange rates, which could increase the price of our products outside the United States and expose us to foreign currency exchange rate risk. Certain international markets require significant time and effort on the part of management to develop relationships and gain market acceptance for our products. Overall, there are additional logistical requirements associated with international sales, which may increase the time between production and our ability to recognize related revenue. Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
If potash or Trio® prices decline, we could be required to record write-downs of our long-lived assets, which could adversely affect our results of operations and financial condition.
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
We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, due to decreased pricing during the year ended December 31, 2018, we recorded lower of cost or net realizable value ("lower of cost or NRV") inventory adjustments totaling $1.7 million.
The execution of strategic projects could require more time and money than we expect, which could adversely affect our results of operations and financial condition.
From time to time, we invest in strategic projects. The completion of these projects could require significantly more time and money than we expect. In some cases, the construction or commissioning processes could force us to slow or shut down normal operations at the affected facility for a period of time, which would cause lower production volume and higher production costs per ton. In addition, our management team and other employees may be required to spend a significant amount of time addressing strategic projects, which could mean that our normal operations receive less time and attention. As we proceed with one or more of these strategic projects, we may not realize the expected benefits despite substantial investments, they may cost significantly more than we expect, or we may encounter additional risks that we did not initially anticipate.
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
Our East mine, surface, and support facilities are over 50 years old. As mining progresses at an underground mine, operations typically move further away from the shafts and, despite modernization through sustaining capital, fixed assets may require increased repair or refurbishment. These conditions increase the exposure to higher operating costs or the increased probability of incidents.
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
Global economic volatility and uncertainty can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases due to this uncertainty, our results of operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume and increase our risk of non-payment by customers. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
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
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil and gas producers, and another producer of langbeinite. If we are not able to attract and retain quality workers, the development of our business could suffer, or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions. The occurrence of any of these events could have an adverse effect on our results of operations. For example, in mid-2016, we idled our West mine and transitioned our East mine to Trio®-only, resulting in our laying off a significant number of skilled employees in New Mexico. This may make it more difficult for us to re-hire skilled employees in the future.
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
We rely heavily upon truck and rail transportation to deliver our products to our customers. In addition, the cost of transportation is an important component of the price of our products. A shortage of trucks or railcars for carrying product or increased transit times due to accidents, highway or railway disruptions, congestion, high or compressed demand, labor disputes, adverse weather, natural disasters, changes to transportation systems, or other events could prevent us from making timely delivery to our customers or lead to higher transportation costs. As a result, we could experience customer dissatisfaction or a loss of sales. Similarly, disruption within the transportation systems could negatively affect our ability to obtain the supplies and equipment necessary to produce our products. We may also have difficulty obtaining access to vessels to deliver our products to overseas customers.
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2018, approximately 26% of our state and federal lease acres at our New Mexico facilities (including leases at the HB and North mines) and 36% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations.
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
Our operations, as well as those of our predecessors, have involved the use and handling of regulated substances, hydrocarbons, potash, salt, related potash and salt byproducts, and process tailings. These operations resulted, or may have resulted, in soil, surface water, and groundwater contamination. At some locations, salt-processing waste, building materials (including asbestos-containing material), and ordinary trash may have been disposed of or buried in areas that have since been closed and covered with soil and other materials.
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
Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 8% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2020. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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

The market price of our common stock has historically experienced, and may continue to experience, volatility. For example, during 2018, the market price of our common stock ranged between $2.54 and $5.31. These fluctuations may continue because of numerous factors, including, but not limited to, the following:

•	our operating performance and the performance of our competitors

•	the public's reaction to our press releases, other public announcements, or filings with the SEC

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry

•	variations in general economic, market, and political conditions

•	changes in commodity prices or foreign currency exchange rates

•	substantial sales of common stock by us under our at-the-market offering program or in connection with future acquisitions or capital raising activities

•	actions of our current stockholders, including sales of common stock by our directors and executive officers

•	the arrival or departure of key personnel

•	other developments affecting us, our industry, or our competitors

•	the other risks described in this Annual Report on Form 10-K
Our financial position, cash flows, results of operations, and stock price could be materially adversely affected if commodity prices decline. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Our stock price may experience extreme volatility due to uncertainty regarding, among other things, commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.
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
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future, subject to the terms of our debt agreements. A decision to pay a dividend would depend upon, among other factors, our results of operations, financial condition, and cash requirements and the terms of our debt agreements at the time a payment is considered.
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

We control the rights to mine approximately 143,000 acres of land northeast of Carlsbad, New Mexico. We lease approximately 32,000 acres from the State of New Mexico, approximately 106,000 acres from the U.S. federal government through the BLM, and approximately 240 acres from private leaseholders. We own approximately 4,700 surface acres in the vicinity of our mine sites and adjacent to federal and state mining leases.

We control the rights to mine approximately 14,100 acres of land west of Moab, Utah. We lease approximately 10,100 acres from the State of Utah and approximately 200 acres from the U.S. federal government through the BLM. We own approximately 3,800 surface acres overlying and adjacent to portions of our mining leases with the state of Utah.

GRAND COUNTY
SAN JUAN COUNTY
T26S R20E
T27S R20E
T27S R21E
Cavern 1
Cavern 2
Cavern 3
UP/DRGW Railroad
SR 279
Colorado River
IPI Mine
Utah
US 89
US 40
US 6
US 191
Legend
Horizontal Potash Caverns
Mine Open Works
Evaporation Ponds
Operations Perimeter
State Highway
Railroad
Counties
N
S
E
W
0
5,000
Feet
0
1
Miles

Intrepid Potash, Inc.

Moab Mine
Grand and San Juan Counties
Utah, U.S.A.

We control the rights to mine approximately 90,000 acres of land near Wendover, Utah. We own approximately 57,000 acres, and we lease approximately 8,000 acres from the State of Utah and approximately 25,000 acres from the U.S. federal government through the BLM.

T3N R19W
T3N R17W
Wendover
Salt Lake City
Utah
Moab
T2N R19W
T2N R17W
T1N R19W
T1N R17W
TOOELE COUNTY
IPI Mine
T1S R19W
T1S R18W
T1S R17W
I-80
Union Pacific Railroad
T2S R19W
T2S R18W
T2S R17W
T3S R19W
T3S R18W
T3S R17W
Legend
Processing Plant
Mine Operations Perimeter
Brine Ditches and Canals
Solar Evaporation Ponds
Interstates
Railroads
N
E
S
W
0
25,000
Feet
0 1 2 3 4 5
Miles
Intrepid Potash, Inc.
Wendover Facility
Tooele County
Utah, U.S.A.

We conduct most of our mining operations on properties that we lease from states or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2018, approximately 26% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 36% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
Our leased office space in Denver, Colorado, is approximately 19,000 square feet and has a term expiring on April 29, 2022.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Proven and Probable Reserves
Our potash (produced from sylvite ore) and langbeinite (marketed as Trio®) reserves each have substantial life, with remaining reserve life ranging from three years to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2018, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us as described in footnote one below the table. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2018.

Our Proven and Probable Reserves 1

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl
Potash
West [2]	1931	Underground	47	78,880	23.2%	14,640	31,750	22.4%	5,670
East	1965	Underground	3	5,210	21.6%	880	3,700	22.6%	680
HB Mine [2,9]	2012	Solution	38	18,000	36.0%	6,100	2,190	40.2%	790
Moab	1965	Solution	100+	29,720	44.4%	11,540	31,400	46.2%	14,760
Wendover [10]	1932	Brine Evaporation	30	—	—	—	—	0.7%	3,190
Total Potash					32.9%	33,160		34.2%	25,090

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite
Langbeinite
East [8,11]	1965	Underground	53	42,150	40.7%	16,620	33,550	34.7%	12,790

[1]
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2018. Agapito's analysis for the West, East and HB mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2018, and 2017. As a result of the Agapito 2018 review, langbeinite reserves in the East mine and sylvite reserves in the West mine decreased compared to previously reported reserves. The change in reserves was primarily due to a 2018 mine plan update and adjustment of the breakeven cut-off grades for East mine langbeinite and West mine sylvite. The HB mine reserve estimate decreased due to depletion for 2018 production from the HB mine. The Moab property reserves are based on Agapito's 2018 mine reserve estimate developed from detailed examination of our geologic, solution mine and site data. The Wendover property reserves are based on Agapito's 2018 brine aquifer reserve estimate developed from detailed examination of our brine aquifer and site data. Depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by, and within the mining industry, and that are consistent with the requirements of U.S. securities laws.

[2]
These mines, excluding the HB and West mines, have operated in a substantially continuous manner since the dates set forth in this table. The HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. In July 2016, we transitioned our West facility into care-and-maintenance mode due to the decline in potash prices.

[3]
Minimum remaining lives are calculated by dividing reserves by annual effective capacity. Effective capacity is the estimated amount of production that will likely be achieved based on the amount and quality of ore that we estimate can be mined, milled, and/or processed, assuming an estimated average reserve grade, potential future modifications to the systems, a normal amount of scheduled down time, average or typical mine development efforts and operation of all of our mines and facilities at or near full capacity. Minimum remaining lives at the West, East, HB mine, and Moab mines are based on reserves (product tons) divided by annual effective capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of HB and Moab white muriate of potash equals 0.96 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East langbeinite minimum remaining life was based on a langbeinite-only plant and associated plant capacity. Langbeinite-only production commenced in April 2016 at the East facility and the sylvite plant was shut down at that time. The West facility was shut down and placed into care-and-maintenance mode in July 2016 due to low potash prices. If we decided to produce potash from our East and West mine sylvite ore reserves in the future, we expect that we would reopen the West facility and be required to construct a new plant to replace the East sylvite plant closed in 2016 to process the remaining reserves. Calculated mine lives that exceed 100 years are reported at 100+ years to balance the reserve life with the uncertainties associated with those extended time frames. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

[4]
Generally, "proven reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well-defined that the size, shape and depth, and mineral content of the reserves are well-established. Proven reserve tonnages are computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices, and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The data points for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.

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

[6]
Ore grade is expressed as expected mill feed grade to account for minimum mining height for the East and West mines. Potash ore grade is reported in percent KCl and langbeinite ore grade is reported in percent langbeinite. The ore grade for the Moab and HB mines is the in-place KCl grade.

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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2018, 2017, and 2016.
Solution Mines

•	Potash ore at HB is mined from idled original mine workings in the Carlsbad, New Mexico, area.

•
The HB mine has a current estimated productive capacity of 180,000 tons annually. The productive capacity may vary between approximately 160,000 and 200,000 tons of potash, primarily due to evaporation rates. Potash produced from our HB mine is shipped by truck to the North facility for compaction.

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

•
The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically varied resulting in actual annual production between approximately 65,000 and 100,000 tons of potash.

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

Our Production of Potash and Trio®
One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2018, 2017, and 2016:

(tons in thousands)	Year Ended December 31,
	2018			2017			2016
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
West	—		—	—		—	1,425	11.9%	191
East [2]	—		—	—		—	1,935	7.9%	32
HB	679	17.4%	150	728	18.0%	172	587	16.1%	124
Moab	506	15.8%	105	472	16.7%	109	429	16.6%	97
Wendover	404	17.3%	89	362	15.9%	78	239	16.3%	49
	1,589		344	1,562		359	4,615		493
Langbeinite
East [2]	935	9.1%	217	1,177	8.0%	243	1,935	6.2%	279
Total Primary Products			561			602			772
1 Mill feed grade shown is as percent of K2O. Mill freed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).
2 Potash and langbeinite at our East mine were processed from the same ore until April 2016.
Water and Byproduct Production
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. During the extraction of potash and Trio®, we recover marketable salt, magnesium chloride, metal recovery salts, water, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. At our Wendover facility, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. Metal recovery salt is a combination of potash and salt that chemically enhances the recovery of aluminum in aluminum recycling processing facilities. Our brines are used primarily by the oil and gas industry to support well development and completion activities.

ITEM 3.	LEGAL PROCEEDINGS
In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged damages of at least $22 million to $28 million plus other uncalculated damages. The lawsuit is progressing through discovery.  A trial date has been set for September 2019. We are vigorously defending against the lawsuit.
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
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of March 5, 2019, we had 63 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2013, through December 31, 2018, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of Potash Corporation of Saskatchewan Inc., The Mosaic Company, and Agrium Inc. for the period beginning on December 31, 2013, through December 31, 2017, and The Mosaic Company and Nutrien Ltd. from January 1, 2018, through December 31, 2018. On January 1, 2018, Potash Corporation of Saskatchewan Inc. and Agrium Inc. merged to form Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2013	$100.00	$100.00	$100.00	$100.00
December 31, 2014	$87.63	$111.47	$113.69	$103.39
December 31, 2015	$18.62	$77.45	$115.26	$90.54
December 31, 2016	$13.13	$89.78	$129.05	$108.90
December 31, 2017	$30.05	$99.63	$157.22	$136.22
December 31, 2018	$16.41	$91.24	$150.33	$114.19

180
160
140
120
100
80
60
40
20
0
Dollars
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

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
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2018, through October 31, 2018	–	—	–	N/A
November 1, 2018, through November 30, 2018	122,811	$4.34	–	N/A
December 1, 2018, through December 31, 2018	—	—	–	N/A
Total	122,811	$4.34	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Sales	$208,270	$177,915	$212,097	$287,183	$410,389
Net income (loss)	$11,783	$(22,567)	$(64,183)	$(524,776)	$9,761
Basic and diluted (loss) earnings per share:	$0.09	$(0.20)	$(0.85)	$(6.94)	$0.13

	December 31,
	2018	2017	2016	2015	2014
Total assets	$525,231	$510,592	$537,551	$639,969	$1,166,119
Long-term debt, net	$49,642	$49,437	$133,434	$149,485	$149,402

	December 31,
	2018	2017	2016	2015	2014
Cash, cash equivalents, and investments	$33,222	$1,068	$4,464	$63,629	$89,879
Stockholders' equity	$417,263	$402,090	$362,567	$426,526	$947,285
We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606") on January 1, 2018. As a result, certain amounts reported for 2017 and 2016 have be recast due to the transition method applied. See Note 3 to the Consolidated Financial Statements for further information.

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
Overview
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. On February 5, 2019, we and Sherbrooke Partners (together, the "buyers") entered into a purchase and sale agreement with Dinwiddie Cattle Company under which the buyers will purchase certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights and other related assets. The aggregate consideration for the purchase will be $65 million, subject to customary purchase price adjustments. Further, as additional consideration for the sale, buyers will grant certain royalties on saltwater disposal revenue relating to the purchased assets or properties located near the assets. We and Sherbrooke will pay 51% and 49% of the purchase price, or approximately $33.2 million and $31.8 million, respectively, for a 51% and 49% undivided interest in the assets, respectively. We expect to close the purchase in the first quarter of 2019, subject to the satisfaction of customary closing conditions. The buyers expect to enter into a joint development agreement with respect to the assets, pursuant to which the buyers will agree, among other things, that Intrepid will operate the assets.
We have three segments: potash, Trio®, and oilfield solutions. Prior to the fourth quarter of 2018, we had two reporting segments: potash and Trio®. As a result of the growth of our water business and other oilfield products and services, we reevaluated our segments and determined that, beginning in the fourth quarter of 2018, we have an additional segment for oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. Prior to the adoption of ASC 606, we accounted for the sale of byproducts as a credit to cost of goods sold. For each of the years ended December 31, 2018, 2017, and 2016, a majority of our byproduct sales were accounted for in the potash segment. We have recast all financial information for our segments for prior periods to conform to the current period presentation.
Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect these trends to continue to impact our results of operations, cash flows, and financial position.

•
Potash pricing and demand. With potash sales comprising 60% of our total sales in 2018, potash prices are a significant driver of our profitability. Our average net realized sales price for potash increased in 2018 to $256 per ton compared to $238 per ton for 2017, and we sold slightly more tons of potash in 2018 compared to 2017. During 2018, we increased our percentage of potash sales into the industrial and feed markets, which generally have higher average net realized sales prices than sales into the agricultural market.

Global effective capacity continues to exceed demand, but production curtailments from us and other producers have reduced potash supply in North America. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. We experience seasonality in potash demand, with more purchases coming in January through April, and August through September in anticipation of expected demand for the spring and fall application seasons in the U.S. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. Our sales volumes into the industrial market are correlated to drilling activity in the oil and gas market.

•
Trio® pricing and demand. Trio® pricing rebounded in 2018, and our average net realized sales price per ton increased to $199 from $191 in 2017. Domestic Trio® pricing trended up in 2018, partially offset by increased freight rates. We instituted two domestic price increases in 2018, including most recently in the fourth quarter of 2018. We expect the domestic Trio® average net realized sales price per ton to continue to trend up slightly during the first half of 2019 as we see the impacts of the fourth quarter price increase.

Internationally, competition from lower cost alternatives and freight costs have negatively impacted our average net realized sales price per ton. We continued, and plan to continue, our efforts to implement a price-over-volume strategy by focusing on international markets where we obtain the highest average net realized sales price per ton.
We also experience seasonality in Trio® demand, similar to potash. Over the last three years, our Trio® sales volume has been highest in February and March, as Trio® products are typically applied to crops in the United States during the spring planting season. In turn, we generally see fewer purchases and increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.

•
Water sales. We continued, and plan to continue, to diversify our sources of income by expanding sales of water, particularly to service the oil and gas markets near our facilities in Carlsbad, New Mexico. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. We have contracts with various water customers from which we expect to receive cash of $25 million to $35 million in 2019 and revenue of between $20 million to $30 million.

We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Virtually all of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we expect the OSE to hold a hearing on the protests in 2019. We continue to operate under the preliminary authorizations until the process is complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. An unsuccessful outcome in these matters could prevent us from selling water under some of our water rights, increase the cost to provide water, or result in our having to refund prepayments that we have received for future water sales. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
Demand for water has been increasing due to increasing oil and gas exploration activities in the Permian Basin near our facilities in New Mexico.

•
Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® mining processes. Our salt is used in a variety of markets. Magnesium chloride is typically used as a road-treatment agent. Our brines and water are used primarily by the oil and gas industry to support well development and completion activities. Demand for our byproducts used by the oil and gas industry was strong in 2018 due to increased oil and gas drilling activities in the Permian Basin near our facilities in Carlsbad, New Mexico. We expect continued strong demand for our byproducts in 2019.

•
Weather impact. Our solar facilities continued to experience average evaporation rates during the 2017 evaporation season, while the 2016 evaporation season was slightly above average. As a result, our potash production from our solar solution facilities for 2018 decreased slightly compared to 2017.

•
Diversification of products and services. As we continue to diversify our portfolio, we may enter into new or complementary business that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. We recently announced that we have agreed to purchase water and real property assets in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. We are continuing to explore ways to potentially monetize the known but small lithium resource in our Wendover ponds. We now offer KCl real-time mixing services on location for hydraulic fracturing operations and trucking services. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands)	Year Ended December 31,
	2018	2017	2016
Sales[1]	$208,270	$177,915	$212,097

Cost of Goods Sold	$121,955	$117,962	$169,745

Gross Margin (Deficit)	$38,271	$11,888	$(26,797)

Net Income (Loss)	$11,783	$(22,567)	$(64,183)

Average Net Realized Sales Price per Ton[2]
Potash	$256	$238	$196
Trio®	$199	$191	$276

1Sales include sales of byproducts which were $19.3 million, $12.7 million and $9.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2018, and 2017
Our total sales in 2018 increased as compared to 2017 primarily due to an increase in potash tons sold, increases in both potash and Trio® pricing, and an increase in water sales, primarily due to oil and gas drilling activity near our facilities in New Mexico. Byproduct revenue increased $6.6 million as we continue to execute on our strategy to grow sales of our byproducts.
Cost of goods sold increased 3% in 2018, as compared to 2017, primarily due to increased sales discussed above.
Our gross margin percentage increased to 18% in 2018 compared to 7% in 2017. The increase was driven the increase in average net realized sales prices for our products, coupled with an increase in sales of higher-margin products, such as fresh water and byproducts. We also recorded fewer lower of cost or NRV inventory adjustments in 2018, as the average net realized sales price per ton for potash and Trio® improved.
Net income increased in 2018 compared to 2017, primarily driven by higher gross margins, as discussed above, and the decrease in interest expense in 2018 compared to 2017, as discussed below.
Selling and Administrative Expense
In 2018, selling and administrative expenses increased $1.5 million or 8% from 2017. The increase was primarily due to an increase in our share-based compensation expense in 2018 compared to 2017. The increase in share-based compensation was due to granting awards earlier in 2018 compared to 2017, coupled with the 2018 grant vesting over a shorter time period as compared to the 2017 grant.
Other Operating Expense
In 2018, we recognized other operating expense of $0.1 million compared to $3.5 million in 2017. In 2017, we recorded a loss on a sale of an asset of $1.7 million, recorded an additional $1.1 million increase in our stores inventory allowance, and recorded a one-time $0.6 million accrual related to land impact issues on or adjacent to our property in New Mexico.
Interest Expense
Interest expense decreased $7.8 million in 2018 compared to 2017. Approximately $4.2 million of the decrease was due to our weighted-average interest rate on our senior notes declining to 4.32% in 2018 from 7.65% in 2017. Additionally, write-offs of deferred financing fees and make-whole payments related to principal prepayments on our senior notes decreased approximately $3.3 million in 2018 compared to 2017.
Consolidated Results for the Years Ended December 31, 2017, and 2016

Total sales in 2017 decreased compared to 2016 due to significantly lower sales volume for potash as we had fewer tons to sell after the transition of our East facility to Trio®-only in April 2016, and the idling of our West facility in July 2016. In addition, total sales were negatively impacted by a lower average net realized sales price per ton for Trio® due to pricing pressure from competitors and higher freight costs for international sales. These decreases were partially offset by an increase in average net realized sales price per ton for potash and increased Trio® sales volume due to selling more tons internationally.
Cost of goods sold decreased in 2017 as compared to 2016 mainly due to significantly lower sales volume for potash. After transitioning our East facility to Trio®-only and idling our West facility in 2016, we no longer produced potash from our East and West conventional mining facilities, which previously represented our highest cost production.
Our gross margin percentage increased to 7% in 2017 compared to negative 13% in 2016. The gross margin increase was due to an increase in water sales and byproduct sales in 2017. Additionally, potash average net realized sales price per ton increased in 2017 compared to 2016 and we recorded fewer lower of cost or NRV inventory adjustments and less abnormal production expenses in 2017, partially offset by a decrease in Trio® average net realized sales price per ton in 2017.
Net loss decreased in 2017 as compared to 2016 primarily due to increased sales of higher margin products, such as water and byproducts, and decreases in selling and administration expenses and debt restructuring expenses, as discussed below.
Selling and Administrative Expense
In 2017, selling and administrative expenses decreased $1.1 million as compared to 2016, primarily due to reduced administrative salary expense.
Debt Restructuring Expense
In 2016, we recorded debt restructuring expenses of $3.1 million relating to professional fees paid to third parties in connection with the restructuring of our senior notes and credit facility. We did not have debt restructuring expenses in 2017.
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
Other Operating (Income) Expense
In 2017, we recorded a loss on a sale of an asset of $1.7 million, recorded an additional $1.1 million increase in our stores inventory allowance, and recorded a one-time $0.6 million accrual related to land impact issues on or adjacent to our property in New Mexico.
For 2016, we recorded other operating income of $1.7 million primarily due to insurance proceeds received for damaged property during a December 2015 snowstorm in New Mexico, and an adjustment for compensating taxes.
Interest Expense
Interest expense increased $0.1 million in 2017 as compared to 2016. Included in interest expense for 2017 was $3.0 million of expense relating to make-whole payments in conjunction with principal prepayments of $75 million made on our senior notes, compared to $0.8 million relating to a make-whole payment in conjunction with a principal prepayment of $15 million made on our senior notes in 2016. This increase was offset by a decrease in interest on our senior secured notes of $2.2 million as our outstanding principal balance decreased throughout 2017. The weighted-average interest rates on the senior notes decreased from 8.32% to 4.32% beginning November 1, 2017.
Potash Segment Results

	Year Ended December 31,
(in thousands)	2018	2017	2016
Sales[1]	$124,058	$107,917	$159,207
Less: Freight costs	17,682	13,912	25,732
Warehousing and handling costs	5,046	5,556	8,438
Cost of goods sold	72,322	72,229	131,406
Lower of cost or NRV inventory adjustments	—	550	18,379
Costs associated with abnormal production and other	—	—	650
Gross Margin (Deficit)	$29,008	$15,670	$(25,398)
Depreciation and Depletion, Incurred[2]	$25,134	$26,485	$30,708
Potash Sales Volumes (tons in thousands)	364	352	634
Potash Production Volumes (tons in thousands)	344	359	493
Average Potash Net Realized Sales Price per Ton[3]	$256	$238	$196
1Potash segment sales include byproduct sales which were $16.6 million, $12.4 million and $9.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
2Depreciation and depletion incurred excludes depreciation and depletion amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2018, and 2017
Potash segment sales comprised 60% of our total consolidated sales in 2018. Potash sales increased in 2018 compared to 2017 due to a 3% increase in potash tons sold and an 8% increase in potash pricing as price increases announced earlier in 2018 were realized. Increased demand from the oil and gas industry drove the $4.2 million increase in our byproduct sales.
Our potash segment gross margin represented 77% of our total consolidated gross margin. Our potash segment gross margin increased due to increased sales and pricing partially offset by increased freight costs due to increased sales volumes and an increase in freight rates. Potash freight costs also are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers. Potash segment sales include sales of potash and sales of byproducts, such as magnesium chloride, salt, brines, and water used in the potash production process.
Our solar facilities experienced average evaporation rates during the 2017 evaporation season, while the 2016 evaporation season was slightly above average. As a result, our potash production from our solar solution facilities for 2018 decreased slightly compared to 2017.
Potash Segment Results for the Years Ended December 31, 2017, and 2016
The decrease in potash segment sales was mainly due to a 44% decrease in potash tons sold in 2017 compared to 2016. Potash sales decreased as we had fewer tons to sell after the transition of our East facility to Trio®-only and the idling of our West facility.
Our potash segment gross margin increased due to decreased expenses, partially offset by a decrease in sales. Sales and expense decreases were due to the transition of our East facility to Trio®-only in April 2016 and the idling of our West facility in July 2016. Since July 2016, we have no longer produced potash from our East and West conventional mining facilities, which previously represented our highest cost production.
Potash segment freight costs decreased 56% in 2017, compared to 2016, as we sold fewer potash tons. In addition, we were more strategic about selling potash into areas where we had a geographic advantage, which positively impacted potash freight costs. Potash freight costs also are impacted by the proportion of customers paying for their own freight, the geographic distribution of our products and the freight rates of our carriers.
Potash production volume decreased 27% in 2017, compared to 2016 as we stopped producing potash at our East and West facilities in 2016. All of our potash production in 2017 came from solar solution mining facilities, as compared to 55%, or 270,000 tons in 2016.

We routinely evaluate our production levels and costs to determine if any costs are associated with abnormal production. The assessment of normal production levels is judgmental and unique to each period. We recorded costs associated with abnormal production and other costs of $0.7 million in 2016, as potash production was temporarily suspended at the East facility related to testing for the conversion to Trio®-only production.

Potash Segment - Additional Information
The table below shows our potash sales mix for 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Agricultural	74%	77%	89%
Industrial	14%	10%	5%
Feed	12%	13%	6%
Historically, sales into the industrial and feed markets have carried a higher average net realized sales price per ton compared to sales into the agricultural market. As a result, we continue to work to increase the percentage of potash sales into the industrial and feed markets, which had a positive effect on our average net realized sales price per ton in 2018. Because of our geographic proximity to areas with significant oil and gas drilling activity, we believe that we have an opportunity to further increase our sales of potash into the industrial markets.

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2018	2017	2016
Sales[1]	$66,808	$63,686	$52,890
Less: Freight costs	19,370	18,104	10,330
Warehousing and handling costs	4,225	4,114	2,568
Cost of goods sold	45,284	45,187	38,339
Lower of cost or NRV inventory adjustments	1,711	5,829	1,995
Costs associated with abnormal production and other	—	—	1,057
Gross (Deficit) Margin	$(3,782)	$(9,548)	$(1,399)
Depreciation and Depletion, Incurred[2]	$6,343	$6,576	$9,296
Sales Volumes (tons in thousands)	225	237	154
Production Volumes (tons in thousands)	217	243	279
Average Net Realized Sales Price per Ton[3]	$199	$191	$276
1Trio® segment sales include byproduct sales which were $2.7 million, $0.3 million and $0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
2Depreciation and depletion incurred excludes depreciation and depletion amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2018, and 2017
Trio® segment sales include sales of Trio® and sales of byproducts that are generated or used in the Trio® production process. Trio® sales increased $0.8 million, or 1%, in 2018 compared to 2017. The average net realized sales price per ton increased 5% but was almost entirely offset by a similar decrease in Trio® tons sold. Our percentage of domestic tons of Trio® sold to total tons of Trio® sold was higher in 2018 compared to 2017, which had a positive impact on our average net realized sales price per ton. Internationally during 2018, we focused on a price over volume strategy. International sales of Trio® continue to be negatively affected by competition from lower-cost alternatives and higher freight costs to ship to international locations.
Trio® segment gross deficit improved in 2018 compared to 2017, primarily due to a reduction in lower of cost or NRV inventory adjustments and increased sales of byproducts generated from the Trio® production process.

Sales of byproducts increased $2.4 million in 2018 compared to 2017. The increase was driven by an increase in sales of water that was used in the Trio® production process. With the significant oil and gas drilling activities in areas near our facilities in New Mexico, demand for water has been strong.
Trio® production decreased 11% in 2018 compared to 2017 as we curtailed production in the second half of 2017 to manage our product inventory levels.
Trio® Segment Results for the Years Ended December 31, 2017, and 2016
Trio® segment sales increased 20% in 2017 compared to 2016 due to a 57% increase in sales volume, offset by a 32% decrease in the average net realized sales price per ton of Trio®. The increase in sales volume was due to selling more tons internationally as we expanded our marketing reach for Trio®. Our average net realized sales price per ton of Trio® was negatively impacted by pricing pressure from competitors and higher freight costs for international sales.
Trio® freight costs increased 79% for 2017 compared to 2016 due to the increase in sales volumes and an increase in international sales, which carry higher freight costs.
Trio® cost of goods sold increased 19% in 2017 compared to 2016 due to the increase in sales volume in 2017. For the years ending December 31, 2017 and 2016, our Trio® cost of goods sold benefited from the direct expensing of lower or cost or NRV inventory adjustments of $5.8 million and $2.0 million, respectively, which are excluded from our cost of goods sold. The lower of cost or NRV inventory adjustments related to the decreases in Trio® pricing as compared to our carrying cost of Trio® inventory.
Trio® segment gross deficit increased in 2017 as compared to 2016 due to the items discussed above and recording more lower of cost or NRV inventory adjustments due to a 32% decrease in the average net realized sales price for Trio®, partially offset by the decrease in abnormal production charges.
Trio® production increased 50% in 2017 compared to 2016 as we operated the East Trio®-only facility for the full year compared to eight months in 2016.
Trio® Segment - Additional Information
The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2018	81%	19%
For the year ended December 31, 2017	72%	28%
For the year ended December 31, 2016	94%	6%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2018	2017	2016
Sales	$17,404	$6,312	$—
Less: Warehouse and handling	10	—	—
Cost of goods sold	4,349	546	—
Gross Margin	$13,045	$5,766	$—
Depreciation incurred	$343	$19	$—

We offer a variety of products and services from our oilfield solutions segment, including water, high-speed potassium chloride mixing services, salt water disposal services, and trucking services. In 2017, our only source of revenue in the oilfield solutions segment was from sales of water. In 2016, we had an immaterial amount of water sales.
Our sales in the oilfield solutions segment have grown rapidly during the last two years, mainly driven by an increase in water sales. Our segment water sales were $16.0 million in 2018, and $6.3 million in 2017. In 2016, we had an immaterial amount of water sales. The increase in demand for water and other service offerings is due to the oil and gas development in the Permian Basin near our facilities in New Mexico. Oil production from the Permian Basin of west Texas and southeastern New Mexico continues to expand.
We have generated strong gross margins in the oilfield solutions segment, mainly due to the high demand for water and the relatively low costs associated with selling water from our existing water rights. Our cost of goods sold increased in

2018 compared to 2017 due to the costs relating to our new service offerings in 2018 and increased legal expenses associated with defending our water rights and obtaining water permits and approvals.
Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio®, water and byproducts and are determined by the quantities of product we sell and the sales prices we realize. For potash and Trio®, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on most of our potash and Trio® sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any byproduct sales and freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, thereby negatively influencing our average net realized sales price per ton. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.
Our water sales are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling, which is currently occurring in the Permian Basin. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water.
Cost of Goods Sold
Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Prior to 2017, we experienced variability in our cost of goods sold due to the mix of potash products that we produced through conventional and solar solution mining. Our potash cost of goods sold per ton for our solar solution facilities is less than it previously was for our conventional facilities. Since July 2016, all of our potash production comes from solar solution mining. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. There are elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties that are variable, which make up a smaller component of our cost base. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, and downtime. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility. Prior to converting our East facility to a Trio®-only facility, we mined in a complex, mixed ore body comprised of both sylvite and langbeinite. This complex ore was processed through a singular product flow at the surface facility. As a result of this complex ore body and the related complexities of processing the mixed ore at the surface, our cost structure at our East facility was our highest cost facility. Subsequent to the transition to mining in langbeinite areas and the conversion of our East facility to Trio®‑only, our cost structure was reduced as the process flow was simplified.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 4.6%, 4.6%, and 4.2% in 2018, 2017, and 2016, respectively.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the purpose and/or place of use of the underlying water rights. Third parties may protest decisions made by the OSE. Legal expenses associated with defending our water rights and obtaining water permits and approvals represent our largest cost of selling water.

Income Taxes
We are a subchapter C corporation and, therefore are subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each reporting period we analyze if any additional valuation allowance is necessary using historical and anticipated earnings amounts to determine if it is more likely than not that amounts will not be recovered. We have concluded valuation allowances of $218.4 million and $221.7 million were required as of December 31, 2018 and 2017, respectively.
The amount of valuation allowance decreased in 2018 as compared to 2017 as a result of recalculating our deferred tax assets at a lower effective tax rate due to changes in operations in the various states we conduct business. The resulting decrease in our deferred tax assets correlates to a corresponding decrease in the valuation allowance. Our effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 0.9%, 11.0%, and 2.1%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.
During the year ended December 31, 2018, our effective tax rate was primarily impacted by the decrease in our valuation allowance of $3.3 million.
During the year ended December 31, 2017, our effective tax rate was primarily impacted by a $115.5 million decrease to our deferred tax assets resulting from a rate change under the Tax Cuts and Jobs Act, and a net decrease to our valuation allowance of $104.7 million. We also recorded a receivable of $2.6 million related to the monetization of our alternative minimum tax carryforwards based on a carryback, and an election available to taxpayers for 2017.
During the year ended December 31, 2016, our effective tax rate was impacted primarily by the recording of an addition to our valuation allowance of $24.5 million relating to deferred tax assets. This increase in valuation allowance primarily consisted of $34.6 million for federal and state net operating losses offset by reductions in the valuation allowance relating to deferred tax assets of $6.7 million for property, plant, equipment and mineral properties, and $5.6 million for inventory. We also recorded a receivable of $1.4 million related to the monetization of a portion of our alternative minimum tax carryforwards based on an election made available to taxpayers for 2016.
During the year ended December 31, 2018, we recognized income tax expense of $0.1 million. During the years ended December 31, 2017, and 2016, we recognized an income tax benefit of $2.8 million and $1.4 million, respectively. In 2018 we generated net operating income. In 2017 and 2016, we incurred net operating losses for income tax purposes, which have been carried forward as a deferred tax asset.
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
Liquidity and Capital Resources
Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2018, we generated $64.2 million in cash flows from operating activities and we ended the year with $33.2 million of cash on hand, compared with cash on hand of $1.1 million at December 31, 2017. In December 2018, we repaid $10 million of the outstanding balance of our senior notes, leaving $50 million of senior notes outstanding at the end of the year. As of December 31, 2018, we had $49 million available under our credit facility and no outstanding borrowings.
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
In February 2019, we entered into a purchase and sale agreement with Dinwiddie Cattle Company under which we will purchase a 51% undivided interest in land, water rights, and other assets in southeastern New Mexico for approximately

$33.2 million. We expect to close the purchase in the first quarter of 2019, subject to the satisfaction of customary closing conditions. We expect to fund the purchase price primarily from cash on hand.
In March 2017, we issued 50.1 million shares of common stock in an underwritten public offering for net proceeds of $57.2 million, which was used to partially repay indebtedness. In September 2017, we also issued 0.5 million shares of common stock under our at-the-market offering program for net proceeds of $1.9 million, which was used for general corporate purposes.
The following summarizes our cash flow activity for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows provided by (used in) operating activities	$64,237	$16,693	$(14,741)
Cash flows (used in) provided by investing activities	$(16,781)	$(7,854)	$32,510
Cash flows used in financing activities	$(15,301)	$(15,760)	$(19,083)
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
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2018, was $64.2 million, an increase of $47.5 million compared with the year ended December 31, 2017. The primary drivers were an increase in net income of $34.4 million and an increase in our contract liability balance of $11.7 million related to prepayments from customers.
Investing Activities
Total cash used in investing activities increased $8.9 million in 2018, compared to 2017. In 2018, we increased capital expenditures to $16.9 million from $13.5 million. In 2017, capital expenditures were offset by $5.7 million of cash proceeds we received from the sale of an asset.
Financing Activities
Total cash flows used in financing activities increased $0.5 million in 2018, as compared to 2017. In 2018, we made a $10 million prepayment on our senior notes, and net repayments under our credit facility of $3.9 million. In 2017, proceeds for the issuance of stock were $59.1 million and net proceeds from borrowings under our credit facility were $4.0 million, offset by $75 million in principal prepayments on our Notes and $3.0 million of debt prepayment costs.
Senior Notes
Senior Notes—As of December 31, 2018, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants including those discussed below:

•
We are required to maintain a minimum fixed charge coverage ratio of 0.25 to 1.0 for the quarter ended December 31, 2018. Our fixed charge coverage ratio as of December 31, 2018, was 12.0 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 0.75 to 1.0 for the quarter ending March 31, 2019, 1.0 to 1.0 for the quarter ending June 30, 2019, and 1.3 to 1.0 for each quarter ending on or after September 30, 2019.

•
For the quarter ended December 31, 2018, we were allowed a maximum leverage ratio of 7.0 to 1.0. Our leverage ratio was 0.9 to 1.0 as of December 31, 2018, therefore we were in compliance with this covenant. Going forward, we are allowed a maximum leverage ratio of 5.5 to 1.0 for the quarter ending March 31, 2019, 4.5 to 1.0 for the quarter ending June 30, 2019, and 3.5 to 1.0 for each quarter ending on or after September 30, 2019.
Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the year ended December 31, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
For the ten months ended October 31, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes were reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Notes with proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2018.
Credit Facility
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
Borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.50% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2018, and 2017, we borrowed $13.5 million and $22.0 million, respectively, and repaid $17.4 million and $18.1 million, respectively, under the facility. As of December 31, 2018, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2017, we had $3.9 million of borrowings outstanding and $3.1 million in outstanding letters of credit under the facility. We have $49.0 million available under the facility as of December 31, 2018.
We were in compliance with the applicable covenants under the facility as of December 31, 2018.
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

Capital Investments
We expect to make capital investments in 2019 of $15 million to $25 million. We anticipate our 2019 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
During 2018, we paid cash of $16.9 million for capital projects, the majority of which was sustaining capital.
Contractual Obligations
As of December 31, 2018, we had contractual obligations totaling $144.9 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2019	2020	2021	2022	2023	More Than 5 Years
	(In thousands)
Long-term debt	$50,000	$—	$20,000	$—	$—	$15,000	$15,000
Variable rate interest obligations on long-term debt[1]	8,905	2,158	1,785	1,412	1,412	1,064	1,074
Operating lease obligations[2]	8,340	2,266	1,874	1,602	1,083	172	1,343
Purchase commitments[3]	5,422	5,422	—	—	—	—	—
Asset retirement obligation[4]	59,493	50	2,597	1,325	1,325	1,325	52,871
Minimum royalty payments[5]	12,741	510	510	510	510	510	10,191
Total	$144,901	$10,406	$26,766	$4,849	$4,330	$18,071	$80,479

[1]
See "Senior Notes" section above for more detail on the variable rate interest associated with our long-term debt. Amounts in the table above represent interest calculated at rates in effect as of December 31, 2018.

[2]	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, railcars, and other equipment.

[3]	Purchase commitments include the approximate amount due to vendors for non-cancelable purchase commitments for materials and services.

[4]
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2023. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today's dollars and are undiscounted.

[5]	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no material off-balance sheet arrangements aside from the operating leases described above under "Contractual Obligations" and bonding obligations described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from our estimates and assumptions, and these differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our consolidated financial statements for the year ended December 31, 2018, included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"), which we adopted on January 1, 2018, using the full retrospective method. See Note 3 "Recently Adopted Accounting Standards" for further discussion of the adoption of ASC 606, including the adjustments made to our previously reported 2017 and 2016 financial statements.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Substantially all of our contracts are of a short-term nature and contain a single performance obligation because the sale is for one type of product and shipping and handling charges are accounted for as a fulfillment cost and are not considered to be a separate performance obligation. The performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs when we ship mineral products or deliver water from our facility to the customer. We account for substantially all of our revenue from sales to customers at a single point in time.
Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

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
Inventory and Long-Term Parts Inventory
Inventory consists of product and byproduct stocks that are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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
Planned Turnaround Maintenance
Each production operation typically shuts down periodically for planned maintenance activities. Our New Mexico operations perform maintenance activities when not operating in conjunction with their reduced production schedule. Our HB, Moab, and Wendover operations cease harvesting potash from our solar ponds during one or more summer months to maximize the evaporation season. During these summer turnarounds, annual maintenance is performed. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.
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
Stock‑Based Compensation
We account for stock‑based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted common stock, performance units, and non‑qualified stock options, all of which are subject to service conditions, and in some cases, are subject to performance- or market-based conditions. Expense associated with awards that contain both a service condition and a market condition is recognized using the accelerated recognition method over the requisite service period of the award, which is generally the longest of the explicit service period or the derived service period (expected date the market condition is estimated to be achieved).
Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, from time to time we use "average net realized sales price per ton," which is a non-GAAP financial measure. This non-GAAP financial measure should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. In addition, because the presentation of this non-GAAP financial measure varies among companies, our presentation of this non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.
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
We calculate average net realized sales price per ton for each of potash and Trio®. Average net realized sales price per ton for potash is calculated as potash segment sales less potash segment byproduct sales and potash freight costs and then dividing that difference by the number of tons of potash sold in the period. Likewise, average net realized sales price per ton for Trio® is calculated as Trio® segment sales less Trio® segment byproduct sales and Trio® freight costs and then dividing that difference by Trio® tons sold. We consider average net realized sales price per ton to be useful, and believe it to be useful for investors, because it shows our potash and Trio® average per-ton pricing without the effect of certain transportation and delivery costs. When we arrange transportation and delivery for a customer, we include in revenue and in freight costs the costs associated with transportation and delivery. However, some of our customers arrange for and pay their own transportation and delivery costs, in which case these costs are not included in our revenue and freight costs. We use average net realized sales price per ton as a key performance indicator to analyze potash and Trio® sales and price trends.
Below is a reconciliation of average net realized sales price per ton for potash Trio® and to the most directly comparable GAAP measure for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per ton amounts):

	Potash Segment
	2018	2017	2016
Total Segment Sales	$124,058	$107,917	$159,207
Less: Segment byproduct sales	16,586	12,377	9,872
Potash freight costs	14,194	11,818	24,839
Subtotal	$93,278	$83,722	$124,496

Divided by:
Potash tons sold (in thousands)	364	352	634
Average net realized sales price per ton	$256	$238	$196

	Trio® Segment
	2018	2017	2016
Total Segment Sales	$66,808	$63,686	$52,890
Less: Segment byproduct sales	2,669	348	6
Trio® freight costs	19,367	18,104	10,331
Subtotal	$44,772	$45,235	$42,552

Divided by:
Trio® Tons sold (in thousands)	225	237	154
Average net realized sales price per ton	$199	$191	$276

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash, Trio®, and water are commodities but are not traded on any commodity exchange. As such, direct hedging of future prices cannot be undertaken. For potash and Trio®, we generally do not enter into long-term sales contracts for these products, so prices vary for each particular transaction depending on the market into which we are selling and the individual bids that we receive. For water sales, we have entered into a diverse set of long-term agreements, where the price per barrel of water is fixed. Generally, these agreements allow for the parties to periodically review and adjust the price per barrel of water to the prevailing market price.

Our sales and profitability are determined principally by the price of potash, Trio®, and water. Potash and Trio® sales and profitability are also influenced, to a lesser extent, by the price of natural gas and other commodities used in production. The price of potash and Trio® is influenced by agricultural demand, global and domestic supply, competing specialty fertilizers, and the prices of agricultural commodities. Decreases in agricultural demand, increases in supply, or decreases in agricultural commodity prices could reduce our agricultural potash and Trio® sales. The price of water is influenced by demand from the oil and gas operators in the Permian Basin. Natural gas and oil price declines may result in a reduction in drilling activity, which could reduce our sales of water.
Our costs and capital investments are subject to market movements in other commodities such as natural gas, electricity, steel, and chemicals.
Interest Rate Fluctuations
Balances outstanding under our $50 million credit facility bear interest at a floating rate of 1.50% to 2.00% above LIBOR (London Interbank Offered Rate), based on average availability under the credit facility. As of December 31, 2018, we had no borrowings outstanding on this facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
The $50 million aggregate principal amount of Notes bears interest based on a pricing grid set forth in the agreement governing the Notes. As of December 31, 2018, the Series A Senior Notes bear interest at 3.73%, the Series B Senior Notes bear interest at 4.63%, and the Series C Senior Notes bear interest at 4.78%, which reflect the lowest rates in the pricing grid. These interest rates may adjust quarterly based upon our financial performance and certain financial covenant levels. As of December 31, 2018, these financial covenant tests have been met. The fair value of the senior notes fluctuates based on the assessment of our credit and movements in market interest rates. As of December 31, 2018, the aggregate principal amount of Notes due was $50.0 million and their estimated fair value was $48.1 million.
A 1.0% increase or decrease in underlying interest rates for the Notes would increase or decrease interest expense by approximately $0.5 million annually, assuming aggregate principal amount outstanding remains constant at December 31, 2018 levels.
Geographic Concentration
Our mines, facilities, and many of our customers are concentrated in the western half of United States and are, therefore, affected by weather and other conditions in this region.
Foreign Exchange Rate Fluctuations
We typically do not have balances of accounts receivable denominated in currencies other than U.S. dollars and, as a result, we do not have a direct foreign exchange risk. We do, however, have an indirect foreign exchange risk due to the industry in which we operate.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule II (collectively, the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinions
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
Denver, Colorado
March 12, 2019

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$33,222	$1,068
Accounts receivable:
Trade, net	25,161	17,777
Other receivables, net	597	762
Refundable income taxes	—	2,663
Inventory, net	82,046	83,126
Other current assets	4,332	6,088
Total current assets	145,358	111,484
Property, plant, equipment, and mineral properties, net	346,209	364,542
Long-term parts inventory, net	30,031	30,611
Other assets, net	3,633	3,955
Total Assets	$525,231	$510,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$9,107	$11,103
Related parties	28	28
Income taxes payable	914	—
Accrued liabilities	8,717	8,074
Accrued employee compensation and benefits	4,124	4,317
Other current liabilities	11,891	65
Advances on credit facility	—	3,900
Current portion of long-term debt	—	10,000
Total current liabilities	34,781	37,487

Long-term debt, net	49,642	49,437
Asset retirement obligation	23,125	21,476
Other non-current liabilities	420	102
Total Liabilities	107,968	108,502

Commitments and Contingencies

Common stock, $0.001 par value; 400,000,000 shares authorized:
and 128,716,595 and 127,646,530 shares outstanding
at December 31, 2018, and 2017, respectively	129	128
Additional paid-in capital	649,202	645,813
Accumulated other comprehensive loss	—	—
Retained deficit	(232,068)	(243,851)
Total Stockholders' Equity	417,263	402,090
Total Liabilities and Stockholders' Equity	$525,231	$510,592
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Sales	$208,270	$177,915	$212,097
Less:
Freight costs	37,052	32,016	36,062
Warehousing and handling costs	9,281	9,670	11,006
Cost of goods sold	121,955	117,962	169,745
Lower of cost or net realizable value inventory adjustments	1,711	6,379	20,374
Costs associated with abnormal production and other	—	—	1,707
Gross Margin (Deficit)	38,271	11,888	(26,797)

Selling and administrative	20,438	18,915	20,034
Debt restructuring expense	—	—	3,072
Accretion of asset retirement obligation	1,668	1,558	1,768
Restructuring expense	—	266	2,723
Care and maintenance expense	530	1,687	2,603
Other operating expense (income)	141	3,523	(1,666)
Operating Income (Loss)	15,494	(14,061)	(55,331)

Other Income (Expense)
Interest expense, net	(3,855)	(11,692)	(11,622)
Interest income	110	6	286
Other income	142	397	1,122
Income (Loss) Before Income Taxes	11,891	(25,350)	(65,545)

Income Tax (Expense) Benefit	(108)	2,783	1,362
Net Income (Loss)	$11,783	$(22,567)	$(64,183)

Weighted Average Shares Outstanding:
Basic	128,070,702	115,708,859	75,818,735
Diluted	130,985,919	115,708,859	75,818,735
Income (Loss) Per Share:
Basic	$0.09	$(0.20)	$(0.85)
Diluted	$0.09	$(0.20)	$(0.85)
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income (Loss)	$11,783	$(22,567)	$(64,183)
Other Comprehensive Income:
Net change in unrealized gains on investments available for sale	—	—	52
Other Comprehensive Income	—	—	52
Comprehensive Income (Loss)	$11,783	$(22,567)	$(64,131)

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	75,702,700	$76	$580,227	$(52)	$(153,726)	$426,525
Adoption of ASC Topic 606	—	—	—	—	(3,255)	(3,255)
Net change in other comprehensive loss	—	—	—	52	—	52
Net loss	—	—	—	—	(64,183)	(64,183)
Stock-based compensation	—	—	3,599	—	—	3,599
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	137,298	—	(173)	—	—	(173)
Balance, December 31, 2016	75,839,998	76	583,653	—	(221,164)	362,565
Adjustment to opening balance	—	—	120	—	(120)	—
Net loss	—	—	—	—	(22,567)	(22,567)
Issuance of common stock	50,612,027	51	59,079			59,130
Stock-based compensation	—	—	3,622	—	—	3,622
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	1,077,292	1	(782)	—	—	(781)
Exercise of stock options	117,213	—	121	—	—	121
Balance, December 31, 2017	127,646,530	128	645,813	—	(243,851)	402,090
Net income	—	—	—	—	11,783	11,783
Stock-based compensation	—	—	4,179	—	—	4,179
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	975,061	1	(904)	—	—	(903)
Exercise of stock options	95,004	—	114	—	—	114
Balance, December 31, 2018	128,716,595	$129	$649,202	$—	$(232,068)	$417,263

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss)	$11,783	$(22,567)	$(64,183)
Depreciation and depletion	32,215	33,209	40,913
Accretion of asset retirement obligation	1,668	1,558	1,768
Amortization of deferred financing costs	732	1,778	2,113
Stock-based compensation	4,179	3,622	3,598
Reserve for obsolescence	15	1,073	349
Allowance for doubtful accounts	100	865	—
(Gain) loss on disposal of assets	(87)	1,830	262
Lower of cost or net realizable value inventory adjustments	1,711	6,379	20,374
Other	(19)	—	481
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,484)	(6,870)	4,419
Other receivables, net	165	(270)	977
Refundable income taxes	2,663	(1,284)	(1,163)
Inventory, net	(67)	(1,263)	(16,771)
Other current assets	1,762	(3,207)	4,797
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,740	1,738	(11,222)
Income tax payable	914	—	—
Other liabilities	12,247	102	(1,453)
Net cash provided by (used in) operating activities	64,237	16,693	(14,741)

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(16,891)	(13,505)	(17,892)
Proceeds from sale of property, plant, equipment, and mineral properties	110	5,651	—
Purchases of investments	—	—	(10,325)
Proceeds from sale of investments	—	—	60,727
Net cash (used in) provided by investing activities	(16,781)	(7,854)	32,510

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction expenses	—	59,130	—
Repayment of long-term debt	(10,000)	(75,000)	(15,000)
Debt prepayment costs	(402)	(3,001)	—
Proceeds from short-term borrowings on credit facility	13,500	22,000	—
Repayments of short-term borrowings on credit facility	(17,400)	(18,100)	—
Debt issuance costs	(210)	(129)	(3,910)
Employee tax withholding paid for restricted shares upon vesting	(903)	(781)	(173)
Proceeds from exercise of stock options	114	121	—
Net cash used in financing activities	(15,301)	(15,760)	(19,083)

Net Change in Cash, Cash Equivalents, and Restricted Cash	32,155	(6,921)	(1,314)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	1,549	8,470	9,784
Cash, Cash Equivalents, and Restricted Cash, end of period	$33,704	$1,549	$8,470

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.1 million, $0.1 million, and $0.4 million of capitalized interest	$3,470	$11,639	$8,966
Income taxes	$(3,469)	$(1,499)	$(100)
Accrued purchases for property, plant, equipment, and mineral properties	$1,082	$4,068	$793

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 1	— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. On February 5, 2019, we and Sherbrooke Partners (together, the "buyers") entered into a purchase and sale agreement with Dinwiddie Cattle Company under which the buyers will purchase certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights and other related assets. The aggregate consideration for the purchase will be $65 million, subject to customary purchase price adjustments. Further, as additional consideration for the sale, buyers will grant certain royalties on saltwater disposal revenue relating to the purchased assets or properties located near the assets. We and Sherbrooke will pay 51% and 49% of the purchase price, or approximately $33.2 million and $31.8 million, respectively, for a 51% and 49% undivided interest in the assets, respectively. We expect to close the purchase in the first quarter of 2019, subject to the satisfaction of customary closing conditions. The buyers expect to enter into a joint development agreement with respect to the assets, pursuant to which the buyers will agree, among other things, that Intrepid will operate the assets.
We have three segments: potash, Trio®, and oilfield solutions. Prior to the fourth quarter of 2018, we had two reporting segments; potash and Trio®. As a result of the growth of our water business and other oilfield products and services, we reevaluated our segments and determined that, beginning in the fourth quarter of 2018, we have an additional segment for oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, base on which segment generates the byproduct. Prior to the adoption of Accounting Standards Codification ("ASC") Topic 606 Revenue from Contract with Customers (ASC 606"), we accounted for the sale of byproducts as a credit to cost of goods sold. A majority of our byproduct sales were accounted for in the potash segment. We have recast the financial information for our segments for the years ended December 31, 2017, and 2016, to show the oilfield solutions segment and reclassification of byproduct sales to revenue.
We manage sales and marketing operations centrally. This allows us to evaluate the product needs of our customers and then centrally determine which of our production facilities to use to fill customer orders in a manner designed to realize the highest average net realized sales price per ton. Average net realized sales price per ton is a non-GAAP measure that we calculate for each of potash and Trio as segment sales less segment byproduct sales and segment freight costs, divided by the number of tons of product sold in the period. We also monitor product inventory levels and overall production costs centrally.

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
Significant estimates include, but are not limited to, those for proven and probable mineral reserves, the related present value of estimated future net cash flows, useful lives of plant assets, asset retirement obligations, normal inventory production levels, inventory valuations, the valuation of equity awards, revenue from products we sell to customers where the price is variable, the valuation of receivables, estimated future net cash flows used in long-lived assets impairment analysis, the related valuation of our long-lived assets, valuation of our deferred tax assets and estimated blended income tax rates utilized in the current and deferred income tax calculations. There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, projecting future rates of production, and the timing of development expenditures. Future mineral prices may vary significantly from the prices in effect at the time the estimates are made, as may estimates of future operating costs. The estimate of proven and probable mineral reserves, the related present value of estimated future cash flows, and useful lives of plant assets can affect various other items including depletion, the net carrying value of our mineral properties, the useful lives of related property, plant, and equipment, depreciation expense, and estimates associated with recoverability of long-lived assets and asset retirement obligations. Specific to income tax items, we experience fluctuations in the valuation of the deferred tax assets and liabilities due to changing income tax rates and the blend of state tax rates.
Revenue Recognition—We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"), which we adopted on January 1, 2018 using the full retrospective method. See Note 3 "Recently Adopted Accounting Standards" for further discussion of the adoption of ASC 606, including the adjustments made to our previously reported 2017 and 2016 financial statements.
Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Substantially all of our contracts are of a short-term nature and contain a single performance obligation because the sale is for one type of product and shipping and handling charges are accounted for as a fulfillment cost and are not considered to be a separate performance obligation. The performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs when we ship mineral products or deliver water from our facility to the customer. We account for substantially all of our revenue from sales to customers at a single point in time.
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
Contract Balances: The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. As of December 31, 2018, we had $11.7 million of contract liabilities, which are included in "Other current liabilities" on the consolidated balance sheet. Our contract liability relates to payments received from customers for water purchases for which we have not yet delivered the water. Our contract liability activity for the year ended December 31, 2018, is shown below (in thousands):

Year Ended December 31,
2018
Beginning balance	$—
Additions	17,558
Recognized as revenue during period	(5,880)
Ending Balance	$11,678

Disaggregation of Revenue: We generated revenue from the following products for the last three years. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions. Amounts presented are in thousands:

	Year Ended December 31,
Product	2018	2017	2016
Potash	$107,471	$95,540	$149,335
Trio®	64,139	63,338	52,884
Water	19,797	7,042	—
Salt	6,877	6,334	2,947
Magnesium Chloride	6,804	5,432	6,931
Brines	1,777	229	—
Other	1,405	—	—
Total Revenue	$208,270	$177,915	$212,097
Inventory and Long-Term Parts Inventory—Inventory consists of product and byproduct stocks that are ready for sale; mined ore; potash in evaporation ponds, which is considered work-in-process; and parts and supplies inventory. Product and byproduct inventory cost is determined using the lower of weighted average cost or estimated net realizable value and includes direct costs, maintenance, operational overhead, depreciation, depletion, and equipment lease costs applicable to the production process. Direct costs, maintenance, and operational overhead include labor and associated benefits.
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
Diluted net income per common share of stock is calculated by dividing net income by the weighted average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings or loss per share calculation consist of awards of restricted shares, performance units, and non‑qualified stock options. The dilutive effect of stock-based compensation arrangements is computed using the treasury‑stock method.

Following the lapse of the vesting period of restricted shares, the shares are considered issued and therefore are included in the number of issued and outstanding shares for purposes of these calculations. When we report a net loss, all potentially dilutive securities are considered anti-dilutive and are excluded from the dilutive loss per share calculation.
Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted shares, performance units, and non-qualified stock options, all of which are subject to service conditions and in some cases subject to operational performance or market-based conditions. The expense associated with such awards is recognized over the service period associated with each grant. Expense associated with awards with service only conditions is recognized using the straight-line recognition method over the requisite service period of the award, which is generally the vesting period of the award. Expense associated with awards that contain both a service condition and a market condition is recognized using the accelerated recognition method over the requisite service period of the award, which is generally the longest of the explicit service period or the derived service period (expected date the market condition is estimated to be achieved).
Reclassification of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Pronouncements Issued But Not Yet Adopted—In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which requires, among other things, lessees to recognize lease assets and liabilities on their balance sheets for those leases classified as operating leases under previous generally accepted accounting principles. These assets and liabilities must be recorded generally at the present value of the contracted lease payments, and the cost of the lease must be allocated over the lease term on a straight-line basis. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. A modified retrospective transition method is required, applying the new standard to all leases existing at the date of initial application. We will adopt the new standard on January 1, 2019, and use the effective date as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for dates before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We have elected the use the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We have elected not to use the hindsight practical expedient nor the practical expedient pertaining to land easements.
On adoption, we will recognize additional lease liabilities and right-of-use ("ROU") assets of approximately $6.0 million.
The new standard also provides practical expedients for our ongoing accounting. We have elected the short-term lease recognition exemption for all leases with an original term of 12 months or less. For leases that qualify for this exemption, we will not recognize ROU assets or lease liabilities. We have also elected the practical expedient which permits us to not separate lease and non-lease components for all our leases.
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

Note 3	— RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, as amended by ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. Topic 606 also requires expanded disclosures regarding contracts with customers and became effective for us beginning January 1, 2018. We adopted the new standard using the full retrospective method, restating all prior periods, and recorded a $3.3 million increase to retained deficit as of January 1, 2016 due to the cumulative effect of adopting Topic 606. The transition adjustment is related to electing the practical expedient for contracts that had variable consideration that were completed by the date of initial application. Under this practical expedient, we recorded revenue using the final transaction price from inception of the contract, rather than estimating and constraining the variable consideration for contracts that were not complete at the end of a reporting period.

Our revenue predominantly continues to be recognized when products are shipped from our manufacturing facilities. Under the new revenue standard, for certain sales where revenue was previously deferred, such as sales in which the final price was not fixed and determinable, we now recognize revenue when the product is shipped using the sales price we expect to realize.
Adoption of ASC 606 also resulted in different income statement classification for sales of byproducts generated during the production of potash and Trio®. Prior to the fourth quarter of 2018, we accounted for byproduct sales as a credit to cost of goods sold. Our recast of comparative periods presented reflects this change.
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The new standard applies to all entities for the first annual period in fiscal years ending after December 15, 2016, with early application permitted. We adopted this guidance in 2016 and it did not have a material impact on the disclosures included in our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice. ASU No. 2016-15 specifically addresses eight classification issues within the statement of cash flows including debt prepayments or debt extinguishment costs; proceeds from the settlement of insurance claims; and separately identifiable cash flows and application of the predominance principle. This standard became effective for us beginning January 1, 2018. In accordance with the adoption of this standard, principal prepayment costs of $3.0 million for the year ended December 31, 2017, which were previously included in Cash Flows from Operating Activities, are included in Cash Flows from Financing Activities in the statement of cash flows.
    In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) which became effective for us beginning January 1, 2018. This standard requires us to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18") which became effective for us beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated statements of cash flows, net cash flows for the year ended December 31, 2017, decreased by $3.5 million and increased by $3.5 million, for the year ended December 31, 2016.
The impacts of adopting ASC 606 on the Consolidated Balance Sheet for the year ended December 31, 2017 are as follows (amounts in thousands):

	Balance as of December 31, 2017
	As Previously Reported	Adoption of ASC 606	As Reported
Trade receivables, net	$15,076	$2,701	$17,777
Prepaid expenses and other current assets	9,252	(3,164)	6,088
Retained deficit	$(243,388)	$463	$(243,851)
The impacts of adopting ASC 606, including accounting for byproduct sales as revenue instead of as a credit to cost of goods sold, on the Consolidated Statement of Operations for the years ended December 31, 2017 and 2016, are as follows (amounts in thousands):

	Year ended December 31, 2017
	As Previously Reported	Adoption of ASC 606	As Reported
Sales	$163,919	$13,996	$177,915
Freight costs	29,039	2,977	32,016
Cost of goods sold	106,341	11,621	117,962
Lower of cost or NRV adjustments inventory adjustments	7,324	(945)	6,379
Gross Margin	11,545	343	11,888
Net Loss	$(22,910)	$343	$(22,567)

	Year ended December 31, 2016
	As Previously Reported	Adoption of ASC 606	As Reported
Sales	$210,948	$1,149	$212,097
Freight costs	36,256	(194)	36,062
Cost of goods sold	170,852	(1,107)	169,745
Gross Deficit	(29,247)	2,450	(26,797)
Net Loss	$(66,633)	$2,450	$(64,183)
The impacts of adopting ASC 606 and ASU 2016-18 on the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016, are as follows:

	Year ended December 31, 2017
	As Previously Reported	Adoption of ASC 606	Adoption of ASU 2016-15	Adoption of ASU 2016-18	As Reported
Net loss	$(22,910)	$343	$—	$—	$(22,567)
Lower of cost or NRV inventory adjustments	7,324	(945)	—	—	6,379
Changes in certain assets and liabilities	(9,681)	602	3,001	(3,525)	(9,603)
Net cash provided by (used in) operating activities	17,217	—	3,001	(3,525)	16,693
Debt prepayment costs	—	—	(3,001)	—	(3,001)
Net cash used in financing activities	(12,759)	—	(3,001)	—	(15,760)
Net decrease in cash, cash equivalents and restricted cash	(3,396)	—	—	(3,525)	(6,921)
Cash, cash equivalents and restricted cash, beginning of the period	4,464	—	—	4,006	8,470
Cash, cash equivalents and restricted cash, end of the period	$1,068	$—	$—	$481	$1,549

	Year ended December 31, 2016
	As Previously Reported	Adoption of ASC 606	Adoption of ASU 2016-15	Adoption of ASU 2016-18	As Reported
Net loss	$(66,633)	$2,450	$—	$—	$(64,183)
Changes in certain assets and liabilities	(19,856)	(2,450)	—	3,530	(18,776)
Net cash (used in) provided by operating activities	(18,271)	—	—	3,530	(14,741)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,844)	—	—	3,530	(1,314)
Cash, cash equivalents and restricted cash, beginning of the period	9,308	—	—	476	9,784
Cash, cash equivalents and restricted cash, end of the period	$4,464	$—	$—	$4,006	$8,470

Note 4	— EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding is adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$11,783	$(22,567)	$(64,183)

Basic weighted average common shares outstanding	128,071	115,709	75,819
Add: Dilutive effect restricted common stock	1,982	—	—
Add: Dilutive effect of stock options outstanding	933	—	—
Diluted weighted average common shares outstanding	130,986	115,709	75,819

Earnings per share:
Basic	0.09	$(0.20)	$(0.85)
Diluted	0.09	$(0.20)	$(0.85)

The following table shows anti-dilutive shares excluded from the calculation of diluted loss per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Anti-dilutive effect of restricted shares	—	3,328	993
Anti-dilutive effect of stock options outstanding	1,452	1,711	469
Anti-dilutive effect of performance units	—	63	127

Note 5	— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	33,222	$1,068	$4,464
Restricted cash included in "Other current assets"	—	—	525
Restricted cash included in "Other assets, net"	482	481	3,481
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,704	$1,549	$8,470
Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2018, 2017, and 2016 represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2016 was pledged as collateral for an outstanding letter of credit.

Note 6	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2018, and 2017, respectively (in thousands):

	December 31,
	2018	2017
Finished goods product inventory	$48,370	$54,577
In-process mineral inventory	24,325	19,822
Total product inventory	72,695	74,399
Current parts inventory, net	9,351	8,727
Total current inventory, net	82,046	83,126
Long-term parts inventory, net	30,031	30,611
Total inventory, net	$112,077	$113,737
Parts inventories are shown net of any required allowances. During the years ended December 31, 2018, 2017, and 2016, we recorded charges of approximately $1.7 million, $6.4 million, and $20.4 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated NRV on our finished goods product inventory.
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

Note 7	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2018	2017
Buildings and plant	$81,429	$79,757
Machinery and equipment	241,977	234,861
Vehicles	5,669	4,835
Office equipment and improvements	13,779	12,637
Ponds and land improvements	58,961	56,194
Total depreciable assets	401,815	388,284
Accumulated depreciation	$(167,168)	$(141,818)
Total depreciable assets, net	$234,647	$246,466

Mineral properties and development costs	139,418	138,841
Accumulated depletion	(31,197)	(26,840)
Total depletable assets, net	108,221	112,001

Land	$519	$519
Construction in progress	2,822	5,556
Total property, plant, equipment, and mineral properties, net	$346,209	$364,542
We incurred the following expenses for depreciation and depletion, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation	$27,858	$28,323	$36,169
Depletion	4,357	4,886	4,744
Total incurred	$32,215	$33,209	$40,913

Note 8	— DEBT
Senior Notes—As of December 31, 2018, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including those discussed below:

•
We are required to maintain a minimum fixed charge coverage ratio of 0.25 to 1.0 for the quarter ending December 31, 2018. Our fixed charge coverage ratio as of December 31, 2018, was 12.0 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 0.75 to 1.0 for the quarter ending March 31, 2019, 1.0 to 1.0 for the quarter ending June 30, 2019, and 1.3 to 1.0 for each quarter ending on or after September 30, 2019.

•
For the quarter ended December 31, 2018, we were allowed a maximum leverage ratio of 7.0 to 1.0. Our leverage ratio was 0.9 to 1.0 as of December 31, 2018, therefore we were in compliance with this covenant. Going forward, we are allowed a maximum leverage ratio of 5.5 to 1.0 for the quarter ending March 31, 2019, 4.5 to 1.0 for the quarter ending June 30, 2019, and 3.5 to 1.0 for each quarter ending on or after September 30, 2019.
Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the year ended December 31, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
For the ten months ended October 31, 2017, the interest rates on the Notes were 7.73% for the Series A Notes, 8.63% for the Series B Notes and 8.78% for the Series C Notes. Beginning November 1, 2017, the interest rates on the Notes were reduced to 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Notes with proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2018.
Our outstanding long-term debt, net, was as follows (in thousands):

	December 31, 2018	December 31, 2017
Notes, at carrying value	$50,000	$60,000
Less current portion of Notes	—	(10,000)
Less deferred financing costs	(358)	(563)
Long-term portion of Notes, net	$49,642	$49,437
Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal. In October 2018, we amended the credit facility to extend its maturity date from October 2019, to October 2023, to increase the amount available to be borrowed from $35 million to $50 million, and to make certain other changes. The credit facility now allows us to borrow up to $50 million subject to monthly limits based on our inventory and receivables.
Borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.50% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2018, and 2017, we borrowed $13.5 million and $22.0 million, respectively, and repaid $17.4 million and $18.1 million, respectively, under the facility. As of December 31, 2018, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2017, we had $3.9 million of borrowings outstanding and $3.1 million in outstanding letters of credit under the facility. We have $49.0 million available under the facility as of December 31, 2018.
We were in compliance with the applicable covenants under the facility as of December 31, 2018.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $4.0 million, $11.8 million, and $12.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Amounts included in interest expense for the years ended December 31, 2018, 2017, and 2016 (in thousands) are as follows:

	Year ended December 31,
	2018	2017	2016
Interest on notes and credit facility	$2,849	$7,043	$9,152
Make-whole payments	402	3,001	806
Amortization of deferred financing costs	732	1,778	2,113
Gross interest expense	3,983	11,822	12,071
Less capitalized interest	128	130	449
Interest expense, net	$3,855	$11,692	$11,622

Note 9	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2018	2017	2016
Asset retirement obligation, at beginning of period	$21,476	$19,976	$22,951
Liabilities settled	(19)	—	(3)
Liabilities incurred	—	29	—
Changes in estimated obligations	—	(87)	(4,740)
Accretion of discount	1,668	1,558	1,768
Total asset retirement obligation, at end of period	$23,125	$21,476	$19,976
The undiscounted amount of asset retirement obligation is $59.5 million as of December 31, 2018, of which we estimate approximately $6.6 million in payments may occur in the next five years.

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
Cash Bonus Programs—At times, we use cash bonus programs under which employees may receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance. We did not meet our performance metrics related to the 2018 cash bonus program, and accordingly, we will not be paying cash bonuses for 2018 under the program. We did not implement a cash bonus program for 2017 or 2016.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2018, 1,953,305 restricted shares and options to purchase 3,351,684 shares of common stock were outstanding. As of December 31, 2018, approximately 3.0 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $4.2 million, $3.6 million, and $3.6 million, for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $5.0 million of total remaining unrecognized compensation expense that is expected to be recognized through 2020 related to share-based awards. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
Restricted Shares
•Restricted Shares with Service Conditions—Under the Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") has granted restricted shares of common stock to members of the Board of Directors, executive officers, and other key employees. The restricted shares contain service conditions associated with continued employment or service. The restricted shares provide voting and regular dividend rights to the holders of the awards.
In 2018 the Compensation Committee granted 187,296 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over two years, subject to continued employment or service.
In 2018, the Compensation Committee granted 90,615 restricted shares to non-employee members of the Board of Directors and one employee member of the Board of Directors under the Plan for their annual service as directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2018, 2017, and 2016 was $4.16, $2.27, and $1.07, respectively.
•Restricted Shares with Service and Market Conditions—In 2017 and 2016, the Compensation Committee granted restricted shares of common stock to a member of our executive team as part of his annual compensation package. These restricted share grants contain service and market conditions, with the 2017 grant vesting over three years and the 2016 grant vesting over four years. The market condition for both awards has been met.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2017, and 2016, was $2.10, and $0.91, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2017 and 2016:

	2017	2016
Closing stock price on grant date	$2.29	$1.03
Risk free interest rate	1.7%	1.3%
Dividend yield	—%	—%
Estimated volatility	81.7%	86.2%
Expected life	5.00 years	5.00 years

Restricted Shares with Service and Performance Conditions—In 2018 the Compensation Committee granted 187,296 restricted shares of common stock to executive officers, and other key employees. These restricted share grants would have vested one year after the grant date, subject to continued service and the company meeting certain performance goals. We did not meet the performance goals and 187,296 restricted shares were canceled.
A summary of all activity relating to our restricted shares for the year ended December 31, 2018, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	3,163,903	$1.73
Granted with service only condition	277,911	$4.16
Granted with service and performance conditions	187,296	$3.91
Vested, service only condition	(1,112,256)	$2.14
Vested, service and market conditions	(71,251)	$2.10
Forfeited, service only condition	(305,002)	$1.67
Forfeited, service and market conditions	—	$—
Forfeited, service and performance conditions	(187,296)	$3.91
Restricted shares of common stock, end of period	1,953,305	$1.87
Performance Units
In 2015, the Compensation Committee granted at-risk performance units under the Plan to a member of our executive team as part of his annual compensation package. The performance units vested in February 2018, and payout, was based on market-based conditions relating to one-, two- and three-year performance periods beginning on the grant date. No shares were earned under the first one-year performance period, the second two-year performance period, or the third three-year performance period. The estimated fair value of the award was determined using a Monte Carlo simulation valuation model. Compensation cost was recognized monthly using the accelerated recognition method over the vesting period of the award. The weighted-average fair value per performance unit issued in 2015 was $13.84.
Non-qualified Stock Options
• Non-qualified Stock Options with Service-Based Vesting—In 2018, the Compensation Committee granted 623,274 non-qualified stock options under the Plan to a member of our executive team as part of his annual compensation package. The stock options have a ten-year term from the grant date and vest over three years.
In measuring compensation expense for options, we estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award.
Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service-based vesting granted in 2018, 2017 and 2016:

	2018	2017	2016
Closing stock price on grant date	$3.90	$2.29	$1.03
Risk free interest rate	1.1%	1.6%	1.8%
Dividend yield	—%	—%	—%
Estimated volatility	72.8%	71.5%	63.8%
Expected option life	6.00 years	6.00 years	6.25 years
Our estimate of volatility was based on the historic volatility of our common stock over a period comparable to the expected life of the option. The estimate of expected option life was determined based on the "simplified method," giving consideration to the overall vesting period and the contractual terms of the award. This method was used because we have very little option exercise history for options issued under the Plan. The risk-free interest rate for the period that matched the option awards' expected life was based on the U.S. Treasury constant maturity yield at the time of grant.
•Non-qualified Stock Options with Service and Market Conditions—In 2018, the Compensation Committee granted 934,911 non-qualified stock options with service and market conditions under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in three equal annual installments, subject to continued employment; provided, however, that no vesting would occur unless and until the volume-weighted average closing market price or our common stock equals or exceeds $5.85 for 20 consecutive trading days on or before the five-year anniversary of the grant date. As of December 31, 2018, the market condition has not been met.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on their grant dates. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service and market conditions granted in 2018 and 2017:

	2018	2017	2016
Closing stock price on grant date	$3.90	$2.29	$1.03
Risk free interest rate	2.9%	2.2%	1.9%
Dividend yield	—%	—%	—%
Estimated volatility	75.0%	81.7%	86.2%
Expected life	10.00 years	10.00 years	10.00 years

Non-Qualified Stock Option Activity
A summary of all stock option activity for the year ended December 31, 2018, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	2,075,821	$3.74
Granted	1,558,185	$3.90
Exercised	(95,004)	$1.20
Forfeited	(174,025)	$1.21
Expired	(13,293)	$30.49
Outstanding non-qualified stock options, end of period	3,351,684	$3.91	$1,810,165	8.2

Vested or expected to vest, end of period	3,351,684	$3.91	$1,810,165	8.2

Exercisable non-qualified stock options, end of period	876,084	$6.44	$845,691	6.4

[1]	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The weighted-average fair value per share of options to purchase stock granted during 2018, 2017 and 2016 was $2.33, $1.38 and $0.61 per share, respectively. The total intrinsic value of exercised options to purchase stock during 2018 and 2017 was $0.3 million. There were no options exercised to purchase stock in 2016.

Note 12	— INCOME TAXES
We account for income taxes in accordance with ASC 740, Income Taxes. This standard requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We recognize income taxes in each of the tax jurisdictions where we conduct business. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current portion of income tax expense (benefit):
Federal	$23	$(2,793)	$(1,365)
State	85	10	3
Deferred portion of income tax expense:
Federal	—	—	—
State	—	—	—
Total income tax expense (benefit)	$108	$(2,783)	$(1,362)

A reconciliation of the federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2018	2017	2016
Federal taxes at statutory rate	$2,497	$(8,873)	$(22,941)
Add:
State taxes, net of federal benefit	1,663	(1,414)	(4,982)
Change in valuation allowance	(3,330)	(104,710)	24,522
Change in federal and state tax rates	634	115,545	—
Percentage depletion	(656)	(598)	(552)
Other	(700)	(2,733)	2,591
Net expense (benefit) as calculated	$108	$(2,783)	$(1,362)

Effective tax rate	0.9%	11.0%	2.1%
During the year ended December 31, 2018, our effective tax rate was impacted by the decrease in our valuation allowance of $3.3 million.
During the year ended December 31, 2017, our effective tax rate was impacted by the decrease in our expected future rate at which our deferred tax assets will reverse due to newly enacted federal tax legislation, which reduced the value of our deferred tax assets by $115.5 million. Since we have a full valuation allowance against our deferred tax assets, a corresponding decrease in our valuation allowance was also required. The net decrease in our valuation allowance was $104.7 million for the year ended December 31, 2017. Finally, our effective tax rate was impacted by a benefit of $2.7 million related to our ability to monetize existing alternative minimum tax credits through a carryback as well as an election available to taxpayers in 2017.
During the year ended December 31, 2016, our effective tax rate was impacted by the increase in our valuation allowance of $24.5 million, as well as an election to monetize a portion of our existing alternative minimum tax credits in the amount of $1.4 million.
As of December 31, 2018, and 2017, we had gross deferred tax assets of $218.4 million and $221.7 million, respectively. During the year ended December 31, 2018, our deferred tax assets decreased primarily due to varying business conditions for normal business transactions and operations as well as changes to state tax rates and apportionment laws. Included in gross deferred tax assets as of December 31, 2018 were approximately $240.0 million of federal net operating loss carryforwards, which expire beginning in 2033, and approximately $296.5 million of state net operating loss carry forwards, the majority of which begin to expire in 2033. Gross deferred tax assets also include $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carry forwards could be subject to examination by the tax authorities generally within three and four years after the carry forward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$138,855	$139,656
Federal and state net operating loss carryforwards	65,779	68,733
Other	2,888	5,976
Asset retirement obligation	5,950	5,472
R&D credits	1,870	1,870
Deferred revenue	3,035	—
Total deferred tax assets	218,377	221,707
Valuation allowance	(218,377)	(221,707)
Deferred tax asset, net	$—	$—
In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, and the availability of tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.
As of December 31, 2018, and 2017, we have a full valuation allowance against our deferred tax assets because we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. During 2018, our valuation allowance decreased $3.3 million. The decrease was mainly due to changes in operations in the various states we conduct business which decreased our expected future effective tax rate at which our deferred tax assets will reverse. Our deferred tax asset, net of the valuation allowance, at both December 31, 2018, and 2017, is zero.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2018, and 2017, there were no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.
We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax examinations for years prior to 2015.
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

Note 13	— COMMITMENTS AND CONTINGENCIES

Reclamation Deposits and Surety Bonds—As of December 31, 2018, and 2017, we had $19.0 million and $18.8 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2018, and 2017, $0.5 million and $0.5 million, respectively, consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $18.5 million and $18.3 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks monetary relief, including damages for actual loss and unjust enrichment, exemplary damages, attorneys' fees, and injunctive relief and has alleged damages of at least $22 million to $28 million plus other uncalculated damages. The lawsuit is progressing through discovery.  A trial date has been set for September 2019. We are vigorously defending against the lawsuit. We have recorded no loss contingency in our statements of operations related to this legal matter.
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
Future Operating Lease Commitments—We have certain operating leases for land, mining and other operating equipment, offices, and railcars, with original terms ranging up to 20 years. The annual minimum lease payments for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,
2019	$2,266
2020	1,874
2021	1,602
2022	1,083
2023	172
Thereafter	1,343
Total	$8,340

Rental and lease expenses follow for the indicated periods (in thousands):

For the year ended December 31, 2018	$3,850
For the year ended December 31, 2017	$5,693
For the year ended December 31, 2016	$6,591

Note 14	— RESTRUCTURING EXPENSE
During 2017 and 2016, in response to declining product prices, we undertook several cost saving actions that were intended to better align our cost structure with the business environment. These initiatives included workforce reductions, bonus plan curtailments, and temporary salary decreases for most employees. For the years ended December 31, 2017, and 2016 we recorded restructuring expense of $0.3 million and $2.7 million, respectively, related to these initiatives. For the year ended December 31, 2018, we recorded no restructuring expenses.

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
As of December 31, 2018, and 2017, our cash consisted of bank deposits. Other financial assets and liabilities including, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of December 31, 2018, and 2017, the estimated fair value of our outstanding Notes was $48.1 million and $58.8 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 16	— EMPLOYEE BENEFITS
401(k) Plan
We maintain a savings plan qualified under Internal Revenue Code Sections 401(a) and 401(k). The 401(k) Plan is available to eligible employees of our consolidated entities. Employees may contribute amounts as allowed by the U.S. Internal Revenue Service to the 401(k) Plan (subject to certain restrictions) in before-tax contributions. In January 2016, we elected to suspend matching employee contributions to the 401(k) Plan and resumed contributions to the 401(k) Plan in August 2016, matching employee contributions on a dollar-for-dollar basis up to a maximum of 2% of the employee's base compensation. In January 2018, we increased the matching contributions on a dollar-for-dollar basis up to a maximum of 5% of the employee's base compensation. Our contributions to the 401(k) Plan in the following periods were (in thousands):

Contributions
Year Ended December 31, 2018	$1,410
Year Ended December 31, 2017	$685
Year Ended December 31, 2016	$176

Note 17	— BUSINESS SEGMENTS
Our operations are organized into three segments: potash, Trio® and oilfield solutions. The reportable segments are determined by management based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Information for each segment is provided in the tables that follow (in thousands).

Year Ended December 31, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,058	$66,808	$17,404	$—	$208,270
Less: Freight costs	17,682	19,370	—	—	37,052
Warehousing and handling costs	5,046	4,225	10	—	9,281
Cost of goods sold	72,322	45,284	4,349	—	121,955
Lower of cost or NRV inventory adjustments	—	1,711	—	—	1,711
Gross Margin (Deficit)	$29,008	$(3,782)	$13,045	$—	$38,271
Depreciation and depletion[2]	$25,134	$6,343	$343	$395	$32,215

Year Ended December 31, 2017	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$107,917	$63,686	$6,312	$—	$177,915
Less: Freight costs	13,912	18,104	—	—	32,016
Warehousing and handling costs	5,556	4,114	—	—	9,670
Cost of goods sold	72,229	45,187	546	—	117,962
Lower of cost or NRV inventory adjustments	550	5,829	—	—	6,379
Gross Margin (Deficit)	$15,670	$(9,548)	$5,766	$—	$11,888
Depreciation, depletion and accretion incurred[2]	$26,485	$6,576	$19	$129	$33,209

Year Ended December 31, 2016	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$159,207	$52,890	$—	$—	$212,097
Less: Freight costs	25,732	10,330	—	—	36,062
Warehousing and handling costs	8,438	2,568	—	—	11,006
Cost of goods sold	131,406	38,339	—	—	169,745
Lower of cost or NRV inventory adjustments	18,379	1,995	—	—	20,374
Costs associated with abnormal production and other	650	1,057	—	—	1,707
Gross (Deficit) Margin	$(25,398)	$(1,399)	$—	$—	$(26,797)
Depreciation, depletion and accretion incurred[2]	$30,708	$9,296	$—	$909	$40,913

1 Segment sales include the sales of byproducts generated during the production of potash and Trio®. Prior to the adoption of ASC 606, sales of byproducts were accounted for as a credit to cost of goods sold for potash and Trio®.
2 Depreciation and depletion incurred for potash and Trio® excludes depreciation and depletion absorbed in or (relieved from) inventory.
Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. All segment sales are to external customers.
During the year ended December 31, 2016, we recorded restructuring charges of $2.7 million, of which $2.1 million was attributable to the potash segment, $0.4 million was attributable to the Trio® segment, and $0.2 million was attributable to other.

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
In 2018, 2017, and 2016, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2018, 2017, and 2016, 95%, 88%, and 97%, respectively, of our total sales were sold to customers located in the United States. All of our long-lived assets are located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 19	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand totaled $33.2 million and $1.1 million at December 31, 2018, and 2017, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 20	— QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Sales	$54,364	$41,410	$55,176	$57,320
Cost of Goods Sold	$26,504	$23,370	$35,426	$36,655
Lower of cost or NRV inventory adjustments	$930	$—	$76	$705
Gross Margin	$14,826	$8,959	$7,286	$7,200
Net Income (Loss)	$7,634	$3,350	$(958)	$1,757
Basic and Diluted Earnings (Loss) Per Share	$0.06	$0.03	$(0.01)	$0.01

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Sales	$42,582	$36,484	$47,347	$51,502
Cost of Goods Sold	$26,481	$21,414	$31,735	$38,332
Lower of cost or NRV inventory adjustments	$1,571	$666	$317	$3,825
Gross Margin (Deficit)	$3,628	$6,062	$4,803	$(2,605)
Net Loss	$(1,636)	$(1,445)	$(5,819)	$(13,667)
Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.05)	$(0.17)

Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported gross margin (deficit) or net income (loss).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2016
Allowances deducted from assets
Deferred tax assets - valuation allowance	$301,896	$24,521	$—	$326,417
Reserve for parts inventory obsolescence	2,760	349	—	3,109
Allowance for doubtful accounts and other receivables	407	—	(407)	—
Total allowances deducted from assets	$305,063	$24,870	$(407)	$329,526

For the Year Ended December 31, 2017
Allowances deducted from assets
Deferred tax assets - valuation allowance	$326,417	$—	$(104,710)	$221,707
Reserve for parts inventory obsolescence	3,109	1,073	—	4,182
Allowance for doubtful accounts and other receivables	—	865	—	865
Total allowances deducted from assets	$329,526	$1,938	$(104,710)	$226,754

For the Year Ended December 31, 2018
Allowances deducted from assets
Deferred tax assets - valuation allowance	$221,707	$—	$(3,330)	$218,377
Reserve for parts inventory obsolescence	4,182	15	(2,454)	1,743
Allowance for doubtful accounts and other receivables	865	100	(500)	465
Total allowances deducted from assets	$226,754	$115	$(6,284)	$220,585

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2019 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2019 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2019 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2019 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2019 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K:
(1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2018, and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
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
		8-K	October 25, 2018
10.8	Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	November 1, 2016
10.9	First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 9, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	November 14, 2016
10.10	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	June 30, 2017
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.12	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.13	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.14	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.15	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.16	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	June 1, 2017
10.17	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.18	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.19	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.20	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.21	Form of Change-in-Control Severance Agreement with Margaret E. McCandless and Mark A. McDonald+	*
10.22	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.23	Form of Retention Agreement+	*
10.24	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.25	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.26	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 12, 2019	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	March 12, 2019
Robert P. Jornayvaz III

/s/ Joseph G. Montoya	Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2019
Joseph G. Montoya

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	March 12, 2019
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	March 12, 2019
Terry Considine

/s/ Chris A. Elliott	Director	March 12, 2019
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	March 12, 2019
J. Landis Martin

/s/ Barth E. Whitham	Director	March 12, 2019
Barth E. Whitham