Form 10-Q
period 2019-03-31
Intrepid Potash, Inc.
filed 2019-05-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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
(303) 296-3006
(Registrant’s telephone number, including area code)

(Former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IPI	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019, the registrant had outstanding 131,042,780 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$34,032	$33,222
Accounts receivable:
Trade, net	28,217	25,161
Other receivables, net	959	597
Inventory, net	86,270	82,046
Prepaid expenses and other current assets	7,480	4,332
Total current assets	156,958	145,358

Property, plant, equipment, and mineral properties, net	347,670	346,209
Long-term parts inventory, net	29,895	30,031
Other assets, net	3,594	3,633
Total Assets	$538,117	$525,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$12,017	$9,107
Related parties	28	28
Income taxes payable	914	914
Accrued liabilities	8,535	8,717
Accrued employee compensation and benefits	4,204	4,124
Other current liabilities	10,725	11,891
Total current liabilities	36,423	34,781

Long-term debt, net	49,670	49,642
Asset retirement obligation	23,492	23,125
Operating lease liabilities	3,766	—
Other non-current liabilities	420	420
Total Liabilities	113,771	107,968
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
128,781,031 and 128,716,595 shares outstanding
at March 31, 2019, and December 31, 2018, respectively	129	129
Additional paid-in capital	650,130	649,202
Retained deficit	(225,913)	(232,068)
Total Stockholders' Equity	424,346	417,263
Total Liabilities and Stockholders' Equity	$538,117	$525,231

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$57,554	$57,320
Less:
Freight costs	10,456	10,483
Warehousing and handling costs	2,236	2,273
Cost of goods sold	31,694	36,659
Lower of cost or net realizable value inventory adjustments	—	705
Gross Margin	13,168	7,200

Selling and administrative	5,807	3,970
Accretion of asset retirement obligation	417	417
Care and maintenance expense	149	128
Other operating expense	371	168
Operating Income	6,424	2,517

Other Income (Expense)
Interest expense, net	(603)	(878)
Interest income	—	98
Other income	334	20
Income Before Income Taxes	6,155	1,757

Income Tax Expense	—	—
Net Income	$6,155	$1,757

Weighted Average Shares Outstanding:
Basic	128,730	127,661
Diluted	130,880	130,765
Earnings Per Share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	128	645,813	(243,851)	402,090
Net income	—	—	—	1,757	1,757
Stock-based compensation	—	—	947	—	947
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	30,708	—	(62)	—	(62)
Exercise of stock options	11,199	—	11	—	11
Balance, March 31, 2018	127,688,437	128	646,709	(242,094)	404,743

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	128,716,595	$129	$649,202	$(232,068)	$417,263
Net income	—	—	—	6,155	6,155
Stock-based compensation	—	—	1,031	—	1,031
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	55,249	—	(112)	—	(112)
Exercise of stock options	9,187	—	9	—	9
Balance, March 31, 2019	128,781,031	$129	$650,130	$(225,913)	$424,346

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$6,155	$1,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,746	8,515
Accretion of asset retirement obligation	417	417
Amortization of deferred financing costs	68	183
Stock-based compensation	1,031	947
Lower of cost or net realizable value inventory adjustments	—	705
Loss on disposal of assets	19	(34)
Allowance for parts inventory obsolescence	4	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,057)	(11,828)
Other receivables, net	(362)	(207)
Refundable income taxes	—	2,844
Inventory, net	(4,091)	6,009
Prepaid expenses and other current assets	103	914
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	2,455	1
Operating lease liabilities	(479)	—
Other liabilities	(2,888)	3,681
Net cash provided by operating activities	8,121	13,904

Cash Flows from Investing Activities:
Additions to property, plant, equipment, and mineral properties	(3,958)	(6,470)
Deposit on asset purchase	(3,250)	—
Proceeds from sale of property, plant, equipment, and mineral properties	—	34
Net cash used in investing activities	(7,208)	(6,436)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	—	13,500
Repayments of short-term borrowings on credit facility	—	(15,900)
Employee tax withholding paid for restricted stock upon vesting	(112)	(62)
Proceeds from exercise of stock options	9	11
Net cash used in financing activities	(103)	(2,451)

Net Change in Cash, Cash Equivalents and Restricted Cash	810	5,017
Cash, Cash Equivalents and Restricted Cash, beginning of period	33,704	1,549
Cash, Cash Equivalents and Restricted Cash, end of period	$34,514	$6,566

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$49	$95
Income taxes	$—	$(2,843)
Accrued purchases for property, plant, equipment, and mineral properties	$1,435	$933
Right-of-use assets exchanged for new operating lease liabilities	$5,916	$—
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	— COMPANY BACKGROUND
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
Our extraction and production operations are conducted entirely in the continental United States. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah, and our brine recovery mine in Wendover, Utah. We also operate the North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. On May 1, 2019, we completed our acquisition of 100% of certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights, and other related assets from Dinwiddie Cattle Company.
We have three segments: potash, Trio®, and oilfield solutions. We account for sales of byproducts as revenue in the potash or Trio® segment based on which segment generates the byproduct. Intersegment sales prices are market based and are eliminated.
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2	— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.
Except for the accounting policies for leases that were updated as a result of adopting Accounting Standards Update ("ASU") No. 2016-02, Leases, as discussed in more detail below, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, ("ASC Topic 842"), which we adopted on January 1, 2019, using a modified retrospective method, applying the new standard to all leases existing at the date of initial application. We used the effective date as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for dates before January 1, 2019.
We determine if an arrangement is or contains a lease at inception of the arrangement.
The new standard requires lessees to recognize lease assets and liabilities on their balance sheet for those leases classified as operating leases under previous GAAP. These assets and liabilities are recorded generally at the present value of the contracted lease payments, using the rate implicit in the lease if known. If the implicit rate is not known, we use our estimated incremental borrowing rate.

We do not account for lease and non-lease components separately and we do not apply the requirements of ASC Topic 842 to short-term leases with a term of one year or less at inception. Lease expense is recognized on a straight-line basis over the lease term.
As a result of adopting the new standard, we recorded operating lease right-of-use ("ROU") assets of $5.9 million and operating lease liabilities of $6.1 million on January 1, 2019.
Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This guidance is effective for us for annual and interim periods beginning after December 15, 2019. Because we have historically experienced minimal bad debt expense related to our trade receivables, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
Reclassifications of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3	— EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. For purposes of determining diluted earnings per share, basic weighted-average common shares outstanding is adjusted to include potentially dilutive securities, including restricted stock, stock options, and performance units. The treasury-stock method is used to measure the dilutive impact of potentially dilutive shares. Potentially dilutive shares are excluded from the diluted weighted-average shares outstanding computation in periods in which they have an anti-dilutive effect. The following table shows the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$6,155	$1,757

Basic weighted-average common shares outstanding	128,730	127,661
Add: Dilutive effect of restricted stock	2,033	2,184
Add: Dilutive effect of stock options	117	920
Diluted weighted-average common shares outstanding	130,880	130,765

Basic	$0.05	$0.01
Diluted	$0.05	$0.01
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2019	2018
Anti-dilutive effect of restricted stock	79	—

Anti-dilutive effect of stock options outstanding	1,701	545

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2019, and 2018 (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$34,032	$6,085
Restricted cash included in other long-term assets	482	481
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$34,514	$6,566
Restricted cash included in other long-term assets on the balance sheet represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah, as applicable, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Finished goods product inventory	$56,695	$48,370
In-process mineral inventory	19,729	24,325
Total product inventory	76,424	72,695
Current parts inventory, net	9,846	9,351
Total current inventory, net	86,270	82,046
Long-term parts inventory, net	29,895	30,031
Total inventory, net	$116,165	$112,077
Parts inventory is shown net of estimated allowances for obsolescence of $1.7 million as of March 31, 2019, and December 31, 2018.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $0.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we recorded no such charges.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$519	$519
Ponds and land improvements	59,007	58,961
Mineral properties and development costs	139,443	139,418
Buildings and plant	81,483	81,429
Machinery and equipment	243,941	241,977
Vehicles	5,807	5,669
Office equipment and improvements	13,945	13,779
Operating lease ROU assets	5,916	—
Construction in progress	4,190	2,822
Total property, plant, equipment, and mineral properties, gross	$554,251	$544,574
Less: accumulated depreciation, depletion, and amortization	(206,581)	(198,365)
Total property, plant, equipment, and mineral properties, net	$347,670	$346,209

We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation	$6,855	$6,919
Depletion	1,418	1,596
Amortization of right of use assets	473	—
Total incurred	$8,746	$8,515

Note 7	— LEASES
We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance as of March 31, 2019
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$5,443

Liabilities
Current operating lease liabilities	Other current liabilities	$1,851
Non-current operating lease liabilities	Operating lease liabilities	$3,766

Other information related to lease term and discount rate is as follows:

As of March 31, 2019
Weighted average remaining lease term - operating leases (in years)	3.1

Weighted average discount rate - operating leases	5.77%

The components of lease expense are as follows:

For the Three Months Ended March 31, 2019
The components of lease expense were as follows:
Operating lease expense	$573
Short-term lease expense	28
Total lease expense	$601

Rental and lease expenses for the three months ended March 31, 2018, were $1.0 million.

Maturities of lease liabilities are summarized as follows (amounts in thousands):

Operating Leases
2019 (excluding the three months ended March 31, 2019)	$1,635
2020	1,906
2021	1,551
2022	996
2023	73
Thereafter	—
Total future minimum lease payments	$6,161
Less - amount representing interest	544
Present value of future minimum lease payments	$5,617
Less - current lease obligations	1,851
Long-term lease obligations	$3,766

At December 31, 2018 and prior to the adoption of ASC Topic 842, the annual future minimum lease payments were as follows:

Years Ending December 31,	Operating Leases
2019	$2,266
2020	1,874
2021	1,602
2022	1,083
2023	172
Thereafter	1,343
Total	$8,340

Note 8	— DEBT
Senior Notes—As of March 31, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including the following:

•
We were required to maintain a minimum fixed charge coverage ratio of 0.75 to 1.0 for the four quarters ended March 31, 2019. Our fixed charge coverage ratio as of March 31, 2019, was 14.2 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 for the four quarters ending June 30, 2019, and 1.3 to 1.0 for each four-quarter period ending on or after September 30, 2019.

•
For the quarter ended March 31, 2019, we were allowed a maximum leverage ratio of 5.5 to 1.0. Our leverage ratio was 0.9 to 1.0 for the quarter ending March 31, 2019, therefore we were in compliance with this covenant. Going forward we are allowed a maximum leverage ratio of 4.5 to 1.0 for the quarter ending June 30, 2019, and 3.5 to 1.0 for each quarter ending on or after September 30, 2019.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For both the three months ended March 31, 2019, and 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2019.
Our outstanding long-term debt, net, as of March 31, 2019, and December 31, 2018, was as follows (in thousands):

	March 31, 2019	December 31, 2018
Notes	$50,000	$50,000
Less deferred financing costs	(330)	(358)
Long-term debt, net	$49,670	$49,642

Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal. The credit facility allows us to borrow up to $50 million, subject to monthly limits based on our inventory and receivables, and has a maturity date of October 31, 2023.
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
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2019, we had no borrowings under the facility. During the three months ended March 31, 2018, we borrowed $13.5 million and repaid $15.9 million under the facility. As of March 31, 2019, we had $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $49.0 million available to be borrowed under the facility as of March 31, 2019. We were in compliance with the applicable covenants under the facility as of March 31, 2019.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.6 million and $0.9 million for the three months ended March 31, 2019, and 2018, respectively.

Amounts included in interest expense, net for the three and nine months ended March 31, 2019, and 2018, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest on Notes and credit facility	$573	$749
Amortization of deferred financing costs	68	183
Gross interest expense	641	932
Less capitalized interest	(38)	(54)
Interest expense, net	$603	$878

Note 9	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $34.0 million and $33.2 million at March 31, 2019, and December 31, 2018, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 10	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Asset retirement obligation, at beginning of period	$23,125	$21,476
Accretion of discount	417	417
Total asset retirement obligation, at end of period	$23,542	$21,893
The current portion of the asset retirement obligation of $0.1 million is included in "Other current liabilities" on the condensed consolidated balance sheet as of March 31, 2019. The undiscounted amount of asset retirement obligation was $59.5 million as of March 31, 2019.

Note 11	— REVENUE
Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Contract Balances: The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. Our contract liability activity for the three months ended March 31, 2019, and 2018 is shown below. Amounts presented are in thousands:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$11,678	$—
Additions	—	3,879
Recognized as revenue during period	(3,161)	(192)
Ending balance	$8,517	$3,687
Disaggregation of Revenue: The tables below show the disaggregation of revenues by product and reconciles disaggregated revenues to segment revenues for the three months ended March 31, 2019, and 2018. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions. Amounts presented are in thousands:

	For the Three Months Ended March 31, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$28,545	$—	$1,822	$(1,208)	$29,159
Trio®	—	16,550	—	—	16,550
Water	340	942	4,104	—	5,386
Salt	3,001	317	—	—	3,318
Magnesium Chloride	1,740	—	—	—	1,740
Brines	704	—	—	—	704
Other	—	—	697	—	697
Total Revenue	$34,330	$17,809	$6,623	$(1,208)	$57,554

	For the Three Months Ended March 31, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$27,064	$—	$—	$—	$27,064
Trio®	—	21,237	—	—	21,237
Water	170	505	4,849	—	5,524
Salt	1,733	78	—	—	1,811
Magnesium Chloride	1,405	—	—	—	1,405
Brines	234	—	—	—	234
Other	—	—	45	—	45
Total Revenue	$30,606	$21,820	$4,894	$—	$57,320

Note 12	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2019, approximately 2.7 million shares remained available for issuance under the Plan.
For the three months ended March 31, 2019, we granted 0.4 million shares of restricted stock to executive officers and other key employees. These awards vest one or two years from the date of the grant and, in some cases, contain performance-vesting conditions.
As of March 31, 2019, the following awards were outstanding under the Plan:

Outstanding as of March 31, 2019
Restricted Shares	2,261,749

Non-qualified Stock Options	3,231,327

Total share-based compensation expense was $1.0 million and $0.9 million for the three months ended March 31, 2019, and 2018, respectively. As of March 31, 2019, we had $5.5 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2021.

Note 13	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three months ended March 31, 2019, and March 31, 2018, we incurred no income tax expense. Our effective tax rate for both the three months ended March 31, 2019, and 2018, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
As of March 31, 2019, we do not believe it is more likely than not that we will fully realize the benefit of our deferred tax assets. As such, we maintained a full valuation allowance against our net deferred tax assets as of March 31, 2019, and December 31, 2018.

Note 14	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2019, and December 31, 2018, we had $19.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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

Note 15	— FAIR VALUE
We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
As of March 31, 2019, and December 31, 2018, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of March 31, 2019, and December 31, 2018, the estimated fair value of our outstanding Notes was $49 million and $48.1 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 16	— BUSINESS SEGMENTS
Our operations are organized into three segments: potash, Trio® and oilfield solutions. The reportable segments are determined by management based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$34,330	$17,809	$6,623	$(1,208)	$57,554
Less: Freight costs	4,640	5,035	781	—	10,456
Warehousing and handling costs	1,267	969	—	—	2,236
Cost of goods sold	19,059	11,074	2,769	(1,208)	31,694
Gross Margin	$9,364	$731	$3,073	$—	$13,168
Depreciation, depletion, and amortization incurred[1]	$6,795	$1,558	$190	$203	$8,746

Three Months Ended March 31, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$30,606	$21,820	$4,894	$—	$57,320
Less: Freight costs	4,206	6,277	—	—	10,483
Warehousing and handling costs	1,155	1,118	—	—	2,273
Cost of goods sold	20,269	15,798	592	—	36,659
Lower of cost or net realizable value inventory adjustments	—	705	—	—	705
Gross Margin (Deficit)	$4,976	$(2,078)	$4,302	$—	$7,200
Depreciation, depletion, and amortization incurred[1]	$6,778	$1,633	$64	$40	$8,515
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

Note 17	— SUBSEQUENT EVENT
On May 1, 2019, we completed our acquisition of 100% of certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights, and other related assets from Dinwiddie Cattle Company. We paid at closing $53 million, of which $3.3 million was placed as a deposit in February 2019. We have agreed to pay up to an additional $12 million pending the resolution of certain issues identified during the diligence process. Dinwiddie Cattle Company has also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to the property and certain other properties located near the property.  The acquisition was completed pursuant to a purchase and sale agreement entered into on February 5, 2019, among Dinwiddie Cattle Company, Sherbrooke Partners LLC, and us. Sherbrooke Partners LLC did not participate in the completed acquisition.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward‑looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	changes in the price, demand, or supply of our products and services;

•
our ability to successfully identify and implement any opportunities to grow our business whether through expanded sales of Trio®, water, byproducts, and other non-potassium related products or other revenue diversification activities;

•	challenges to our water rights;

•	our ability to integrate the Dinwiddie Jal Ranch assets into our existing business and achieve the expected benefits of the acquisition;

•	our ability to comply with the terms of our senior notes and our revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	our ability to sell Trio® internationally and manage risks associated with international sales, including pricing pressure and freight costs;

•	the costs of, and our ability to successfully execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;

•	further write-downs of the carrying value of assets, including inventories;

•
circumstances that disrupt or limit production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems;

•	changes in reserve estimates;

•	currency fluctuations;

•	adverse changes in economic conditions or credit markets;

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines;

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;

•	changes in the prices of raw materials, including chemicals, natural gas, and power;

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services;

•	our inability to fund necessary capital investments; and

•	the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by this report.
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
Throughout this report, we refer to average net realized sales price per ton, which is a non-GAAP financial measure. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP financial measure, is below under the heading "Non-GAAP Financial Measure."

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
Our extraction and production operations are conducted entirely in the continental United States. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah, and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. On May 1, 2019, we completed our acquisition of 100% of certain Dinwiddie Jal Ranch assets located in Lea County, New Mexico, consisting primarily of land, water rights, and other related assets from Dinwiddie Cattle Company. We paid at closing $53 million, of which $3.3 million was placed as a deposit in February 2019. We have agreed to pay up to an additional $12 million pending the resolution of certain issues identified during the diligence process. Dinwiddie Cattle Company has also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to the property and certain other properties located near the property.  The acquisition was completed pursuant to a purchase and sale agreement entered into on February 5, 2019, among Dinwiddie Cattle Company, Sherbrooke Partners LLC, and us.  Sherbrooke Partners LLC did not participate in the completed acquisition.

Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that these trends will continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. With potash sales comprising 52% of our total sales in the first quarter of 2019, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
Potash prices have steadily increased over the past few years, with our average net realized sales price per ton increasing from $185 for the three months ended December 31, 2016 to $288 per ton for the three months ended March 31, 2019. We expect potash prices to remain steady for the remainder of 2019.
Potash sales volumes in the first quarter of 2019 were adversely affected by wet weather in various regions of the U.S., which has delayed the spring application season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
During the first quarter of 2019, we sold a higher percentage of our total potash tons into the industrial market as compared to the first quarter of 2018, due to an increase in potash used in high-speed mixing services. The increase in industrial sales benefited our average net realized sales price per ton as industrial sales generally carry higher prices. Although we continue to work to develop additional industrial markets for our potash, we expect that the majority of our total potash sales will continue to be made into the agricultural market.
We experience seasonality in potash demand, with more purchases coming in January through April and August through September in anticipation of expected demand for the spring and fall application season in the U.S. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market.
• Trio® pricing and demand. Trio® pricing trended up year over year, with an average net realized sales price per ton of $206 for the three months ended March 31, 2019, compared to $194 for the same period in 2018. We instituted a Trio® price increase in the fourth quarter of 2018, and we expect to see the benefit of the price increase in the second quarter of 2019.

Trio® sales volume decreased 27% during the first quarter of 2019, compared to the first quarter of 2018, primarily related to wet weather delaying the spring application season. Internationally, competition from lower cost alternatives and higher freight costs have negatively impacted our average net realized sale price per ton. We remain selective in selling internationally and continue to focus on higher-priced international markets.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels.
• Water sales. We continue our efforts to diversify our sources of income by expanding sales of water, particularly to service the oil and gas markets near our operating plants. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. In the first quarter of 2019, water sales were $5.4 million compared to $5.5 million during the same period of 2018. Demand for water has been steady due to oil and gas exploration in the Permian Basin near our facilities in New Mexico. We anticipate water sales to increase during the remainder of 2019 as additional water transportation infrastructure in the Permian Basin becomes available.
We expect our water sales in 2019 to be at the high-end of our previously reported range of $20 million to $30 million and expect to receive cash of $25 million to $35 million.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Virtually all of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we believe the OSE is required to hold a hearing on the protests. In addition, in February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of our water rights. We continue to operate under the preliminary authorizations until the hearing and/or adjudication processes are complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $7.0 million for the three months ended March 31, 2019, compared to $4.1 million for the three months ended March 31, 2018. The increase was due to $1.8 million of increased sales of salt and magnesium chloride, driven by winter weather conditions in several regions of the U.S. Both products are used as deicing agents for roads. Our brines and water are used primarily by the oil and gas industry to support well development and completion activities. Our brines and byproduct water sales increased $1.1 million in the first quarter of 2019, compared to the same period in 2018. Demand for our byproducts used by the oil and gas industry was strong in the first quarter of 2019, due to the oil and gas drilling activities in the Permian Basin near our facilities in Carlsbad, New Mexico. We expect continued strong demand for our byproducts in 2019.
• Diversification of products and services. As we continue to diversify our portfolio, we may enter into new or complementary business that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. We recently purchased additional water and real property assets in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. We are continuing to explore ways to potentially monetize the known but small lithium resource in our Wendover ponds. We now offer KCl real-time mixing services on location for hydraulic fracturing operations and trucking services. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2019	2018
Sales[1]	$57,554	$57,320

Cost of goods sold	$31,694	$36,659

Gross Margin	$13,168	$7,200

Selling and administrative	5,807	3,970

Net Income	$6,155	$1,757

Average net realized sales price per ton[2]
Potash	$288	$243
Trio®	$206	$194
1Sales include sales of byproducts which were $7.0 million and $4.1 million for the three months ended March 31, 2019, and 2018, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2019, and 2018
Total sales in the three months ended March 31, 2019, increased slightly compared to the three months ended March 31, 2018. Byproduct sales increased $2.9 million, mainly due to increased salt sales, as discussed below. The increase in byproduct sales was offset by decreases in potash and Trio® sales. While the average net realized sales price per ton increased for both products over the prior-year period, the increase in sales price was largely offset by a decrease in sales volume, as discussed below. Sales volumes were lower in the first quarter of 2019 mainly due to wet weather in several regions of the U.S. that has delayed the spring application season. Additionally, international Trio® sales in the first quarter of 2019, were less than the first quarter of 2018, as we remained selective in selling internationally and continued to focus on higher-priced international markets.
Our total cost of goods sold decreased 14% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a 17% decrease in sales volume as discussed above.
Gross margin for the three months ended March 31, 2019, improved 83% over the gross margin for the three months ended March 31, 2018. The improved gross margin was mainly driven by the increase in average net realized sales price per ton for both potash and Trio®.
Selling and Administrative Expense
Selling and administrative expenses increased for the three months ended March 31, 2019, as compared to the prior-year period mainly due to increased administrative labor costs and legal fees. Additionally, selling and administrative expenses were lower than usual in the first quarter of 2018, due to the reversal of certain accruals that were no longer necessary.
Net Income
Net income increased $4.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in net income was driven by the improvement in gross margin, partially offset by the increase in selling and administrative expense.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2019	2018
Sales[1]	$34,330	$30,606
Less: Freight costs	4,640	4,206
Warehousing and handling costs	1,267	1,155
Cost of goods sold	19,059	20,269
Gross Margin	$9,364	$4,976
Depreciation, depletion, and amortization incurred[2]	$6,795	$6,778

Potash sales volumes (in tons)	88	97
Potash production volumes (in tons)	110	125

Average potash net realized sales price per ton[3]	$288	$243
1 Sales include sales of byproducts which were $5.8 million and $3.5 million for the three months ended March 31, 2019, and 2018, respectively.
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2019, and 2018
Our potash segment sales include potash sales and sales of byproducts generated or used in the production process, such as magnesium chloride, salt, water and brines. Potash segment sales increased in the first quarter of 2019 compared to the same period in 2018. Price increases announced throughout 2018 and a higher percentage of total potash sales into the industrial market resulted in a 19% increase in average net realized sales price per ton for potash in the first quarter of 2019 compared to the same period in 2018. Sales volume decreased by 9% due to weather in several regions of the U.S., which has delayed the spring application season. Salt sales increased $1.6 million due to increased demand for road salt used as a deicing agent. Brine sales increased $0.5 million, as oil and gas exploration activities near our facilities in New Mexico remain strong.
Potash segment freight expense increased $0.4 million, or 10%, in the first quarter of 2019, compared to the first quarter of 2018. Freight expense for salt shipments increased $0.6 million, or 85%, due to the 41% increase in sales volume coupled with an increase in carrier freight rates. Freight expense for potash shipments decreased $0.2 million, or 6%, mainly due to the 9% decrease in potash sales volume. Our freight expense is also impacted by the proportion of customers arranging for and paying their own freight costs, and the geographic distribution of our potash sales.
Our potash segment cost of goods sold decreased 6% in the first quarter of 2019, compared to the same period in 2018, mainly due to the 9% decrease in potash sales volume.
Our potash segment gross margin increased $4.4 million in the first quarter of 2019, compared to the same period in 2018, due to the increase in average net realized sales prices, partially offset by an increase in cost of goods sold per ton.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2019, and 2018:

	Three Months Ended March 31,
	2019	2018
Agricultural	71%	84%
Industrial	17%	5%
Feed	12%	11%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2019	2018
Sales[1]	$17,809	$21,820
Less: Freight costs	5,035	6,277
Warehousing and handling costs	969	1,118
Cost of goods sold	11,074	15,798
Lower of cost or net realizable value inventory adjustments	—	705
Gross Margin (Deficit)	$731	$(2,078)
Depreciation, depletion, and amortization incurred[2]	$1,558	$1,633

Sales volumes (in tons)	56	77
Production volumes (in tons)	63	47

Average Trio® net realized sales price per ton[3]	206	194
1 Sales include sales of byproducts which were $1.3 million and $0.6 million for the three months ended March 31, 2019, and 2018, respectively.
2 Depreciation, depletion and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2019, and 2018
Trio® segment sales decreased 18% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was mainly due to a 27% decrease in Trio® sales volume, partially offset by 6% increase in Trio® average net realized sales price per ton. Domestic Trio® sales volumes declined 32% mainly due to inclement weather which has delayed the spring application season. International Trio® sales volumes decreased 11% in the first quarter of 2019 compared to the first quarter of 2018, mainly due to the timing of purchases by international customers. Our Trio® average net realized sales price improved compared to the first quarter of 2018, due mainly to higher pricing for Trio® products in domestic markets. The decrease in Trio® sales was partially offset by an increase of $0.7 million in byproduct sales.
Trio® freight costs decreased 20% in the first quarter of 2019, compared to the first quarter of 2018, mainly due to the 27% decrease in sales volume, partially offset by an increase in freight rates. Freight rates have been increasing as carriers are operating near full capacity.
Our Trio® cost of goods sold decreased 30% in the first quarter of 2019, compared to the first quarter of 2018, due mainly to a 27% decrease in sales volume. Our Trio® production volume increased by 34% in the first quarter of 2019, compared to the first quarter of 2018, primarily due to increased conversion of work-in-progress inventory into premium Trio®.
Our Trio® segment generated gross margin of $0.7 million in the first quarter of 2019, compared to a gross deficit of $2.1 million in the first quarter of 2018, due to the factors discussed above.
Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market decreased during the three months ended March 31, 2019, compared to the same period in 2018, as we remain selective in selling internationally and continue to focus on higher-priced international markets.

	United States	Export
For the Three Months Ended March 31, 2019	72%	28%

For the Three Months Ended March 31, 2018	77%	23%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2019	2018
Sales	$6,623	$4,894
Less: Freight costs	781	—
Cost of goods sold	2,769	592
Gross Margin	$3,073	$4,302
Depreciation, depletion, and amortization incurred	$190	$64

We offer a variety of products and services from our oilfield solutions segment, including water, high-speed potassium chloride mixing services, and trucking services. Our oilfield solutions segment sales increased $1.7 million in the first quarter of 2019, compared to the same period in 2018, due to $2.3 million increased sales of potassium chloride brines and high-speed potassium chloride mixing services. The potassium chloride brines are used in oil and gas drilling as a clay inhibitor. The increase in total sales was partially offset by a $0.7 million decrease in oilfield solutions segment water sales. The decrease in oilfield solutions segment water sales decreased because a higher percentage of our total water sales was water that was used in the production of potash and Trio®. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
We have generated strong gross margins in the oilfield solutions segment, mainly due to the relatively low costs associated with selling water from our existing water rights. Our oilfield solutions cost of goods sold increased approximately $2.2 million for the three months ended March 31, 2019 compared to the same period in 2018, due to the increased sales of potassium chloride brines and high-speed mixing services, which carry a lower gross margin as a percentage of sales than our water sales.

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
Our water sales are driven by demand from oil and gas exploration and production companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling, which is currently occurring in the Permian Basin. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water.

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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate for the three months ended March 31, 2019, and 2018, was 4.5% and 4.0%, respectively.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for both the three months ended March 31, 2019, and 2018, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For both the three months ended March 31, 2019, and 2018, we incurred no income tax expense.
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

Capital Investments
During the first three months of 2019, cash paid for property, plant and equipment was $4.0 million. We expect operating capital expenditures for 2019 to be approximately $25 million to $35 million, which includes capital investment relating to our newly acquired assets. We anticipate our remaining 2019 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of March 31, 2019, we had cash of $34.0 million, compared with cash of $33.2 million at December 31, 2018. On May 1, 2019, we completed our acquisition of the Dinwiddie assets for a cash payment of $53.0 million, which included a $3.3 million deposit made on February 5, 2019. Our cash balance as of May 3, 2019, was $15.6 million.
Our operations have primarily been funded from cash generated by operations. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. After the Dinwiddie acquisition and with the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months, included the principal payment due on our Senior Notes in April 2020.

The following summarizes our cash flow activity for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities	$8,121	$13,904
Cash flows used in investing activities	$(7,208)	$(6,436)
Cash flows used in financing activities	$(103)	$(2,451)
Operating Activities
Total cash provided by operating activities through March 31, 2019, was $8.1 million, a decrease of $5.8 million compared with the first three months of 2018. The decrease was mainly driven by a decrease in contract liability additions and a decrease in refundable income taxes received.
Investing Activities
Total cash used in investing activities increased by $0.8 million in the first three months of 2019, compared with the same period in 2018, as we placed a $3.3 million deposit related to the Dinwiddie asset acquisition, partially offset by a decrease in additions to property, plant, equipment, and mineral properties of $2.5 million.
Financing Activities
Total cash used in financing activities decreased by $2.3 million in the first three months of 2019, compared with the same period in 2018. The decrease is due to the net repayments made on short-term borrowings under our credit facility in the first quarter of 2018.
Senior Notes
As of March 31, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including the following:

•
We were required to maintain a minimum fixed charge coverage ratio of 0.75 to 1.0 for the four quarters ended March 31, 2019. Our fixed charge coverage ratio as of March 31, 2019, was 14.2 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 for the four quarters ending June 30, 2019, and 1.3 to 1.0 for each four-quarter period ending on or after September 30, 2019.

•
For the quarter ended March 31, 2019, we were allowed a maximum leverage ratio of 5.5 to 1.0. Our leverage ratio was 0.9 to 1.0 for the quarter ending March 31, 2019, therefore we were in compliance with this covenant. Going forward we are allowed a maximum leverage ratio of 4.5 to 1.0 for the quarter ending June 30, 2019, and 3.5 to 1.0 for each quarter ending on or after September 30, 2019.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For both the three months ended March 31, 2019 and 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2019.

Our outstanding long-term debt, net, as of March 31, 2019, and December 31, 2018, was as follows (in thousands):

	March 31, 2019	December 31, 2018
Notes	$50,000	$50,000
Less deferred financing costs	(330)	(358)
Long-term debt, net	$49,670	$49,642
Credit Facility—We maintain an asset-based revolving credit facility with Bank of Montreal. The credit facility allows us to borrow up to $50 million, subject to monthly limits based on our inventory and receivables, and has a maturity date of October 31, 2023.
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
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. As of May 3, 2019, we had $30 million of borrowings and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $19.0 million available to be borrowed under the facility as of May 3, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no material off-balance sheet arrangements aside from the bonding obligations described in the accompanying notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2018, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Except for the accounting policies for leases that were updated as a result of adopting ASC 842 on January 1, 2019, as discussed in Notes 2 and 7 to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies since December 31, 2018.

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
We believe average net realized sales price per ton, when used in conjunction with GAAP financial measures, provides useful information to investors for analysis of our business and operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to the key metric we use in our financial and operational decision making. We use this non-GAAP financial measure as one of our tools in comparing period-over-period performance on a consistent basis and when planning, forecasting, and analyzing future periods. We believe this non-GAAP financial measure is used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the potash mining industry. Many investors use the published research reports of these professional research analysts and others in making investment decisions.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three months ended March 31, 2019, and 2018:

	Three Months Ended March 31, 2019
(in thousands, except per ton amounts)	Potash	Trio®
Total Segment Sales	$34,330	$17,809
Less: Segment byproduct sales	5,785	1,259
Freight costs	3,242	5,035
Subtotal	$25,303	$11,515

Divided by:
Tons sold (in thousands)	88	56
Average net realized sales price per ton	$288	$206

	Three Months Ended March 31, 2018
(in thousands, except per ton amounts)	Potash	Trio®
Total Segment Sales	$30,606	$21,820
Less: Segment byproduct sales	3,542	583
Freight costs	3,458	6,276
Subtotal	$23,606	$14,961

Divided by:
Tons sold (in thousands)	97	77
Average net realized sales price per ton	$243	$194

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2018, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 842, Leases, required the implementation of new controls and the modification of certain accounting processes related to leases. The impact of these changes was not material to our internal control over financial reporting.
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
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2019, through January 31, 2019	–	—	–	N/A
February 1, 2019, through February 28, 2019	—	—	–	N/A
March 1, 2019, through March 31, 2019	28,971	$3.86	–	N/A
Total	28,971	$3.86	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, preserve employee health, and comply with all safety- and health-based regulations. We seek to achieve these objectives by training employees in safe work practices; establishing, following, and improving safety standards; involving employees in safety processes; openly communicating with employees about safety matters; and recording, reporting, and investigating accidents, incidents, and losses to avoid recurrence. As part of our ongoing safety programs, we collaborate with the Mine Safety and Health Administration (“MSHA”) and the New Mexico Bureau of Mine Safety to identify and implement accident prevention techniques and practices.
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Purchase and Sale Agreement, dated February 5, 2019, by and between Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC and Intrepid Potash - New Mexico, LLC.*

10.2	Amendment to Purchase and Sale Agreement, dated March 28, 2019, by and between Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC, and Intrepid Potash - New Mexico, LLC.*

10.3
Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III (incorporated by reference to Intrepid Potash, Inc.'s Form 8-K (File No. 001-34025) filed on March 15, 2019)+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 7, 2019	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: May 7, 2019	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)