Form 10-Q
period 2019-06-30
Intrepid Potash, Inc.
filed 2019-08-06
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2019, the registrant had outstanding 131,967,326 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$15,508	$33,222
Accounts receivable:
Trade, net	24,553	25,161
Other receivables, net	1,729	597
Inventory, net	82,200	82,046
Prepaid expenses and other current assets	3,294	4,332
Total current assets	127,284	145,358

Property, plant, equipment, and mineral properties, net	388,157	346,209
Long-term parts inventory, net	29,783	30,031
Intangible Assets	15,892	2,311
Other assets, net	6,533	1,322
Total Assets	$567,649	$525,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$6,440	$9,107
Related parties	28	28
Income taxes payable	816	914
Accrued liabilities	10,507	8,717
Accrued employee compensation and benefits	5,973	4,124
Advances on credit facility	20,000	—
Current portion of long-term debt	20,000	—
Other current liabilities	15,010	11,891
Total current liabilities	78,774	34,781

Long-term debt, net	29,697	49,642
Asset retirement obligation	23,909	23,125
Operating lease liabilities	3,827	—
Other non-current liabilities	420	420
Total Liabilities	136,627	107,968
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
129,170,282 and 128,716,595 shares outstanding
at June 30, 2019, and December 31, 2018, respectively	129	129
Additional paid-in capital	651,195	649,202
Retained deficit	(220,302)	(232,068)
Total Stockholders' Equity	431,022	417,263
Total Liabilities and Stockholders' Equity	$567,649	$525,231

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$62,512	$55,176	$120,066	$112,495
Less:
Freight costs	11,293	9,789	21,749	20,272
Warehousing and handling costs	2,230	2,603	4,466	4,877
Cost of goods sold	35,818	35,422	67,512	72,079
Lower of cost or net realizable value inventory adjustments	—	76	—	781
Gross Margin	13,171	7,286	26,339	14,486

Selling and administrative	6,355	6,190	12,162	10,160
Accretion of asset retirement obligation	417	417	834	834
Care and maintenance expense	65	118	214	247
Other operating (income) expense	(83)	703	288	869
Operating Income (Loss)	6,417	(142)	12,841	2,376

Other Income (Expense)
Interest expense, net	(806)	(878)	(1,409)	(1,756)
Interest income	—	—	—	99
Other income	—	62	334	80
Income Before Income Taxes	5,611	(958)	11,766	799

Income Tax Expense	—	—	—	—
Net Income (Loss)	$5,611	$(958)	$11,766	$799

Weighted Average Shares Outstanding:
Basic	128,896	127,861	128,813	127,762
Diluted	131,043	127,861	130,985	130,966
Earnings Per Share:
Basic	$0.04	$(0.01)	$0.09	$0.01
Diluted	$0.04	$(0.01)	$0.09	$0.01
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	128,716,595	$129	$649,202	$(232,068)	$417,263
Net income	—	—	—	11,766	11,766
Stock-based compensation	—	—	2,262	—	2,262
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	444,500	—	(278)	—	(278)
Exercise of stock options	9,187	—	9	—	9
Balance, June 30, 2019	129,170,282	$129	$651,195	$(220,302)	$431,022

	Three-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2019	128,781,031	$129	$650,130	$(225,913)	$424,346
Net income	—	—	—	5,611	5,611
Stock-based compensation	—	—	1,231	—	1,231
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	389,251	—	(166)	—	(166)
Balance, June 30, 2019	129,170,282	$129	$651,195	$(220,302)	$431,022

	Six-Month Period Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	$128	$645,813	$(243,851)	$402,090
Net income	—	—	—	799	799
Stock-based compensation	—	—	2,294	—	2,294
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	556,158	—	(371)	—	(371)
Exercise of stock options	30,254	—	47	—	47
Balance, June 30, 2018	128,232,942	$128	$647,783	$(243,052)	$404,859

	Three-Month Period Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2018	127,688,437	$128	$646,709	$(242,094)	$404,743
Net loss	—	—	—	$(958)	(958)
Stock-based compensation	—	—	1,347	—	1,347
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	525,450	—	(309)	—	(309)
Exercise of stock options	19,055	—	36	—	36
Balance, June 30, 2018	128,232,942	$128	$647,783	$(243,052)	$404,859
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,766	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,819	16,075
Accretion of asset retirement obligation	834	834
Amortization of deferred financing costs	137	367
Stock-based compensation	2,262	2,294
Lower of cost or net realizable value inventory adjustments	—	781
Loss (gain) on disposal of assets	39	(84)
Allowance for doubtful accounts	—	379
Allowance for parts inventory obsolescence	4	15
Changes in operating assets and liabilities:
Trade accounts receivable, net	607	(3,810)
Other receivables, net	(1,132)	(1,333)
Refundable income taxes	—	2,663
Inventory, net	90	12,727
Prepaid expenses and other current assets	1,191	1,428
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	603	(3,197)
Income tax payable	(98)	172
Operating lease liabilities	(970)	—
Other liabilities	(414)	8,066
Net cash provided by operating activities	31,738	38,176

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(55,517)	(8,878)
Additions to intangible assets	(13,581)	—
Proceeds from sale of property, plant, equipment, and mineral properties	68	92
Net cash used in investing activities	(69,030)	(8,786)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	30,000	13,500
Repayments of short-term borrowings on credit facility	(10,000)	(17,400)
Employee tax withholding paid for restricted stock upon vesting	(278)	(371)
Proceeds from exercise of stock options	9	47
Net cash provided by (used in) financing activities	19,731	(4,224)

Net Change in Cash, Cash Equivalents and Restricted Cash	(17,561)	25,166
Cash, Cash Equivalents and Restricted Cash, beginning of period	33,704	1,549
Cash, Cash Equivalents and Restricted Cash, end of period	$16,143	$26,715

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$1,162	$1,576
Income taxes	$98	$(2,835)
Accrued purchases for property, plant, equipment, and mineral properties	$3,174	$651
Right-of-use assets exchanged for operating lease liabilities	$6,726	$—
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	— COMPANY BACKGROUND
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South."
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
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
We have indefinite-lived intangible assets, which are not amortized. We test indefinite-lived intangible assets for impairment at least annually on October 1, and more frequently if circumstances require. We recognize an impairment loss whenever the indefinite-lived intangible assets' fair value is less than their carrying value.
We have updated our accounting policies for leases as a result of adopting Accounting Standards Update ("ASU") No. 2016-02, Leases, as discussed in more detail below.
We have made no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$5,611	$(958)	$11,766	$799

Basic weighted-average common shares outstanding	128,896	127,861	128,813	127,762
Add: Dilutive effect of restricted stock	1,305	—	1,340	2,215
Add: Dilutive effect of stock options	842	—	832	989
Diluted weighted-average common shares outstanding	131,043	127,861	130,985	130,966

Basic	$0.04	$(0.01)	$0.09	$0.01
Diluted	$0.04	$(0.01)	$0.09	$0.01
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive effect of restricted stock	831	3,221	359	—

Anti-dilutive effect of stock options outstanding	1,633	3,587	1,667	1,154

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2019, and 2018 (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$15,508	$26,234
Restricted cash included in other current assets	150	—
Restricted cash included in other long-term assets	485	481
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$16,143	$26,715
Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Finished goods product inventory	$46,822	$48,370
In-process mineral inventory	25,052	24,325
Total product inventory	71,874	72,695
Current parts inventory, net	10,326	9,351
Total current inventory, net	82,200	82,046
Long-term parts inventory, net	29,783	30,031
Total inventory, net	$111,983	$112,077
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million and $1.7 million as of June 30, 2019, and December 31, 2018, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $0.1 million and $0.8 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, we recorded no such charges.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$24,153	$519
Ponds and land improvements	71,779	58,961
Mineral properties and development costs	143,176	139,418
Buildings and plant	81,698	81,429
Machinery and equipment	247,122	241,977
Vehicles	6,031	5,669
Office equipment and improvements	8,717	13,779
Operating lease ROU assets	6,558	—
Construction in progress	7,105	2,822
Total property, plant, equipment, and mineral properties, gross	$596,339	$544,574
Less: accumulated depreciation, depletion, and amortization	(208,182)	(198,365)
Total property, plant, equipment, and mineral properties, net	$388,157	$346,209

We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation	$6,896	$6,979	$13,752	$13,899
Depletion	691	581	2,108	2,176
Amortization of right of use assets	486	—	959	—
Total incurred	$8,073	$7,560	$16,819	$16,075

Note 7	— LEASES
When we enter into a new arrangement, we determine if it is or contains a lease. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance as of June 30, 2019
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$5,599

Liabilities
Current operating lease liabilities	Other current liabilities	$1,940
Non-current operating lease liabilities	Operating lease liabilities	$3,827

Other information related to lease term and discount rate is as follows:

As of June 30, 2019
Weighted average remaining lease term - operating leases (in years)	3.0

Weighted average discount rate - operating leases	5.75%

The components of lease expense are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
The components of lease expense were as follows:
Operating lease expense	$583	$1,155
Short-term lease expense	23	51
Total lease expense	$606	$1,206

Rental and lease expenses for the three and six months ended June 30, 2018, were $1.0 million and $2.0 million, respectively.

As of June 30, 2019, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$1,166
2020	2,061
2021	1,745
2022	1,126
2023	169
Thereafter	32
Total future minimum lease payments	$6,299
Less - amount representing interest	532
Present value of future minimum lease payments	$5,767
Less - current lease obligations	1,940
Long-term lease obligations	$3,827

As of December 31, 2018, and prior to the adoption of ASC Topic 842, the annual future minimum lease payments were as follows:

Years Ending December 31,	Operating Leases
2019	$2,266
2020	1,874
2021	1,602
2022	1,083
2023	172
Thereafter	1,343
Total	$8,340

Note 8	— DEBT
Senior Notes—As of June 30, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including the following:

•
We were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 for the four quarters ended June 30, 2019. Our fixed charge coverage ratio as of June 30, 2019, was 13.4 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 for each four-quarter period ending on or after September 30, 2019.

•
For the quarter ended June 30, 2019, we were allowed a maximum leverage ratio of 4.5 to 1.0. Our leverage ratio was 1.1 to 1.0 for the quarter ending June 30, 2019, therefore we were in compliance with this covenant. Going forward we are allowed a maximum leverage ratio of 3.5 to 1.0 for each quarter ending on or after September 30, 2019.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For all of the three- and six-month periods ended June 30, 2019, and 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement governing the Notes. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2019.
Our outstanding long-term debt, net, as of June 30, 2019, and December 31, 2018, was as follows (in thousands):

	June 30, 2019	December 31, 2018
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	—
Less deferred financing costs	(303)	(358)
Long-term debt, net	$29,697	$49,642

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2019, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.50% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the six months ended June 30, 2019, we borrowed $30 million and repaid $10 million under the facility. As of June 30, 2019, we had $20 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $20.9 million available to be borrowed under the facility as of June 30, 2019. We were in compliance with the applicable covenants under the facility as of June 30, 2019.
During the three months ended June 30, 2018, we did not draw on the facility and repaid $1.5 million. During the six months ended June 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility.
In August 2019, we amended the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.8 million and $0.9 million for the three months ended June 30, 2019, and 2018, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2019, and 2018, respectively.
Amounts included in interest expense, net for the three and six months ended June 30, 2019, and 2018, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on Notes and credit facility	$766	$703	$1,339	$1,451
Amortization of deferred financing costs	68	183	137	367
Gross interest expense	834	886	1,476	1,818
Less capitalized interest	(28)	(8)	(67)	(62)
Interest expense, net	$806	$878	$1,409	$1,756

Note 9	— INTANGIBLE ASSETS
Our intangible assets, consisting of water rights, are recorded at their fair market values at the date of acquisition. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.

As of June 30, 2019, we have water rights valued at $15.9 million. In May 2019, we acquired $13.6 million of water rights in the Intrepid South asset acquisition. We valued the water rights based on an estimate of the fair value of the assets acquired on May 1, 2019.

Note 10	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $15.5 million and $33.2 million at June 30, 2019, and December 31, 2018, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 11	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset retirement obligation, at beginning of period	$23,542	$21,893	$23,125	$21,476
Accretion of discount	417	417	834	834
Total asset retirement obligation, at end of period	$23,959	$22,310	$23,959	$22,310
The current portion of the asset retirement obligation of $0.1 million is included in "Accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2019. The undiscounted amount of asset retirement obligation was $59.5 million as of June 30, 2019.

Note 12	— REVENUE
Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Contract Balances: The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. Our contract liability activity for the three and six months ended June 30, 2019, and 2018 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$8,517	$3,687	$11,678	$—
Additions	3,528	3,879	3,528	7,788
Recognized as revenue during period	(1,402)	(278)	(4,563)	(500)
Ending balance	$10,643	$7,288	$10,643	$7,288
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2019, and 2018. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,020	$—	$218	$(111)	$32,127
Trio®	—	20,362	—	—	20,362
Water	457	938	4,270	—	5,665
Salt	2,368	135	—	—	2,503
Magnesium Chloride	206	—	—	—	206
Brines	496	—	—	—	496
Other	—	—	1,153	—	1,153
Total Revenue	$35,547	$21,435	$5,641	$(111)	$62,512

	Six Months Ended June 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$60,565	$—	$2,040	$(1,319)	$61,286
Trio®	—	36,913	—	—	36,913
Water	797	1,879	8,375	—	11,051
Salt	5,369	453	—	—	5,822
Magnesium Chloride	1,946	—	—	—	1,946
Brines	1,200	—	—	—	1,200
Other	—	—	1,848	—	1,848
Total Revenue	$69,877	$39,245	$12,263	$(1,319)	$120,066

	Three Months Ended June 30, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$28,188	$—	$—	$—	$28,188
Trio®	—	18,840	—	—	18,840
Water	350	270	3,877	—	4,497
Salt	1,832	24	—	—	1,856
Magnesium Chloride	1,246	—	—	—	1,246
Brines	439	—	—	—	439
Other	—	—	110	—	110
Total Revenue	$32,055	$19,134	$3,987	$—	$55,176

	Six Months Ended June 30, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$55,252	$—	$—	$—	$55,252
Trio®	—	40,077	—	—	40,077
Water	520	776	8,725	—	10,021
Salt	3,565	101	—	—	3,666
Magnesium Chloride	2,651	—	—	—	2,651
Brines	673	—	—	—	673
Other	—	—	155	—	155
Total Revenue	$62,661	$40,954	$8,880	$—	$112,495

Note 13	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2019, approximately 8.8 million shares remained available for issuance under the Plan.
For the three months ended June 30, 2019, we granted to members of our Board of Directors, executive officers and other key employees 1.0 million shares of restricted stock. These awards vest over one to three years from the date of the grant and, in some cases, contain performance-vesting or market conditions.
As of June 30, 2019, the following awards were outstanding under the Plan:

Outstanding as of June 30, 2019
Restricted Shares	2,783,012

Non-qualified Stock Options	3,218,670

Total share-based compensation expense was $1.2 million and $1.3 million for the three months ended June 30, 2019, and 2018, respectively. Total share-based compensation expense was $2.3 million for both the six months ended June 30, 2019, and 2018. As of June 30, 2019, we had $7.3 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2021.

Note 14	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three and six months ended June 30, 2019, and June 30, 2018, we incurred no income tax expense. Our effective tax rate for the three and six months ended June 30, 2019, and 2018, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 15	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2019, and December 31, 2018, we had $19.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.

We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions. Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. Discovery is complete. In July 2019, the court vacated a trial date that previously had been set for September 2019, and no new trial date has been set. We believe that we have defenses against the claims asserted, and we are vigorously defending against the lawsuit. We have not recorded a loss contingency in our condensed consolidated statements of operations related to this legal matter.
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

Note 16	— FAIR VALUE
We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
As of June 30, 2019, and December 31, 2018, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of June 30, 2019, and December 31, 2018, the estimated fair value of our outstanding Notes was $49.8 million and $48.1 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended June 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$35,547	$21,435	$5,641	$(111)	$62,512
Less: Freight costs	4,742	6,471	80	—	11,293
Warehousing and handling costs	1,319	911	—	—	2,230
Cost of goods sold	21,258	12,599	2,072	(111)	35,818
Gross Margin	$8,228	$1,454	$3,489	$—	$13,171
Depreciation, depletion, and amortization incurred[1]	$6,120	$1,520	$232	$201	$8,073

Six Months Ended June 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$69,877	$39,245	$12,263	$(1,319)	$120,066
Less: Freight costs	9,382	11,506	861	—	21,749
Warehousing and handling costs	2,586	1,880	—	—	4,466
Cost of goods sold	40,317	23,673	4,841	(1,319)	67,512
Gross Margin	$17,592	$2,186	$6,561	$—	$26,339
Depreciation, depletion, and amortization incurred[1]	$12,915	$3,078	$423	$403	$16,819

Three Months Ended June 30, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$32,055	$19,134	$3,987	$—	$55,176
Less: Freight costs	4,134	5,655	—	—	9,789
Warehousing and handling costs	1,411	1,182	10	—	2,603
Cost of goods sold	20,232	14,456	734	—	35,422
Lower of cost or net realizable value inventory adjustments	—	76	—	—	76
Gross Margin (Deficit)	$6,278	$(2,235)	$3,243	$—	$7,286
Depreciation, depletion, and amortization incurred[1]	$5,768	$1,625	$78	$89	$7,560

Six Months Ended June 30, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$62,661	$40,954	$8,880	$—	$112,495
Less: Freight costs	8,340	11,932	—	—	20,272
Warehousing and handling costs	2,566	2,300	11	—	4,877
Cost of goods sold	40,501	30,253	1,325	—	72,079
Lower of cost or net realizable value inventory adjustments	—	781	—	—	781
Gross Margin (Deficit)	$11,254	$(4,312)	$7,544	$—	$14,486
Depreciation, depletion and amortization incurred[1]	$12,546	$3,259	$142	$128	$16,075
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

Note 18	— ACQUISITION OF LAND AND OTHER ASSETS
In May 2019, we acquired certain land, water rights, and other related assets in Lea County, New Mexico, from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million. We are required to pay Dinwiddie Cattle Company an additional $12 million pending the resolution by Dinwiddie Cattle

Company or others of certain issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to Intrepid South and certain other properties located near Intrepid South. The acquisition was completed pursuant to a purchase and sale agreement entered into on February 5, 2019, among Dinwiddie Cattle Company, Sherbrooke Partners LLC, and us. Sherbrooke Partners LLC did not participate in the completed acquisition. We capitalized $3.2 million of acquisition fees related to the purchase of the Intrepid South assets.

In May 2019, we acquired a 50% undivided interest in certain land in Texas. The purchase price, including certain acquisition-related fees, was $3.1 million.

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

•
our ability to successfully identify and implement any opportunities to grow our business whether through expanded sales of water, Trio®, byproducts, and other non-potassium related products or other revenue diversification activities;

•	challenges to our water rights;

•	our ability to integrate the Intrepid South assets into our existing business and achieve the expected benefits of the acquisition;

•	our ability to sell Trio® internationally and manage risks associated with international sales, including pricing pressure and freight costs;

•	the costs of, and our ability to successfully execute, any strategic projects;

•	declines or changes in agricultural production or fertilizer application rates;

•	declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;

•	our ability to prevail in outstanding legal proceedings against us;

•	our ability to comply with the terms of our senior notes and our revolving credit facility, including the underlying covenants, to avoid a default under those agreements;

•	further write-downs of the carrying value of assets, including inventories;

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

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent Quarterly Reports on Form 10-Q.

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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million, and we incurred $3.2 million in acquisition-related fees. We are required to pay Dinwiddie Cattle Company an additional $12 million pending the resolution by Dinwiddie Cattle Company or others of certain issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to Intrepid South and certain other properties located near Intrepid South. The acquisition was completed pursuant to a purchase and sale agreement entered into on February 5, 2019, among Dinwiddie Cattle Company, Sherbrooke Partners LLC, and us. Sherbrooke Partners LLC did not participate in the completed acquisition.

Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that these trends will continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volumes in the first half of 2019 were adversely affected by wet weather in various regions of the U.S., which delayed the spring application season and prevented some acreage from being planted. Total potash tons sold decreased by 6% compared to the first half of 2018 as a reduction in agricultural sales volumes was partially offset by increased sales volumes into industrial markets.
Our potash average net realized sales price per ton increased slightly to $299 for the three months ended June 30, 2019, compared to $288 for the first quarter of 2019. In June 2019, a summer fill program was announced by our competitors, decreasing potash list price by $45 per ton for orders placed before June 27 and scheduled for shipment during the third quarter. After the order window closed, potash list price increased $25 per ton. We matched this pricing program and expect this will lower our average net realized sales price on agricultural sales in the third quarter of 2019.
With potash sales comprising 51% of our total sales in the first half of 2019, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

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
• Trio® pricing and demand. Trio® pricing continued to trend up year over year during the second quarter, as higher domestic Trio® pricing was partially offset by an increase in international shipments, which carried lower average net realized sales prices per ton. In July 2019, a summer fill program was announced by our competitor lowering their list price by $35 to $50 per ton depending on product grade. Decreased prices applied to orders placed in early July, after which the list price increased $20 per ton. We matched this program and expect this to decrease our domestic average net realized sales price during the third quarter. Similar to prior quarters, overall average net realized sales price per ton for Trio® will be impacted by the percentage of international sales, which generally carry lower realized pricing due to higher freight costs and competition from lower cost alternatives.
Trio® sales volume decreased 13% during the first half of 2019, compared to the first half of 2018, as a result of wet weather and delayed purchasing. During the latter part of the first half of 2019, we saw customers delaying purchases as they expected Trio® prices would decline because of the lower list prices announced for potash.
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
• Water sales. In the first half of 2019, water sales were $11.1 million compared to $10.0 million during the same period of 2018. Increased sales were primarily due to the acquisition of Intrepid South and associated water rights in May 2019. We continue our efforts to diversify our sources of income by expanding sales of water, particularly to service the oil and gas markets near our operating plants. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales.
We anticipate water sales to increase during the remainder of 2019 as additional water transportation and pipeline takeaway infrastructure is placed in service in the second half of 2019. We expect our water sales in 2019 to be at the high-end of our previously reported range of $20 million to $30 million and expect to receive cash relating to water sales of $25 million to $35 million.
Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. A significant amount of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations, and we believe the OSE is required to hold a hearing on the protests. In addition, in February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of our water rights. We continue to operate under the preliminary authorizations until the hearing and/or adjudication processes are complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $11.6 million for the six months ended June 30, 2019, compared to $8.3 million for the six months ended June 30, 2018. The increase was due to $2.2 million of increased sales of salt driven by wetter winter weather conditions in several regions of the U.S and a focus on expanding salt sales from our East facility.
Strong first quarter sales of magnesium chloride into deicing markets was more than offset by a reduction in sales as a dust control agent for roads during the second quarter due to the continued wet weather in the areas we serve. Our brines and water are used primarily by the oil and gas industry to support well development and completion activities. Accordingly, our brines and byproduct water sales increased $1.9 million in the first half of 2019, compared to the same period in 2018. We expect continued strong demand for our byproducts for the remainder of 2019.
• Diversification of products and services. As we continue to diversify our portfolio, we may enter into new or complementary business that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. In May 2019, we purchased additional water and real property assets in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. Additionally, we continue to explore ways to potentially monetize the known but small lithium resource in our Wendover ponds. We now offer KCl real-time mixing services on location for hydraulic fracturing operations and trucking services. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.
Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales[1]	$62,512	$55,176	$120,066	$112,495

Cost of goods sold	$35,818	$35,422	$67,512	$72,079

Gross Margin	$13,171	$7,286	$26,339	$14,486

Selling and administrative	$6,355	$6,190	$12,162	$10,160

Net Income (Loss)	$5,611	$(958)	$11,766	$799

Average net realized sales price per ton[2]
Potash	$299	$254	$294	$249
Trio®	$196	$191	$200	$193
1Sales include sales of byproducts which were $4.6 million and $4.2 million for the three months ended June 30, 2019, and 2018, respectively, and $11.6 million and $8.3 million for the six months ended June 30, 2019, and 2018, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three and Six Months Ended June 30, 2019, and 2018
Our total sales for the three months ended June 30, 2019, increased $7.3 million or 13% as compared to the three months ended June 30, 2018. Combined, our potash and Trio® sales increased $5.5 million due to an increase in the average net realized sales prices for both products. Our potash and Trio® sales volumes were unchanged from the second quarter of 2018.
Our water sales increased $1.2 million, or 26%, in the second quarter of 2019 compared to the same period in 2018. We acquired additional water rights associated with Intrepid South in May 2019, which contributed to our increase in water sales as we had more water to sell. Our sales of brines, which are used in oil and gas drilling activities, increased 13% as oil and gas exploration activities near our facilities in New Mexico remained strong. Additionally, we have recognized revenue from other sources, such as caliche, and right-of-way access and disturbance fees relating to Intrepid South.
Increases in potash, Trio® and water sales were partially offset by a decrease in magnesium chloride sales. During the summer months, magnesium chloride is used mainly for dust control. Wet weather across much of the U.S. has reduced the summer demand for magnesium chloride. The wet weather also reduced our production volumes of magnesium chloride.
Gross margin for the three months ended June 30, 2019, improved 81% over the same period in 2018. The improved gross margin was driven mainly by the increase in average net realized sales price per ton for both potash and Trio® and an increase in sales of higher-margin products, such as water and other product and services we sell from our oilfield solutions segment.
For the six months ended June 30, 2019, compared to the same period in 2018, total sales increased due mainly to a $6.0 million increase in potash sales driven by a 18% increase in our average net realized sales price. The increase in potash sales was partially offset by a $3.2 million decrease in Trio® sales. While average net realized sales price for Trio® increased 4% during the first half of 2019 compared to the first half of 2018, sales volume decreased 13%. The decrease in sales volume was mainly due to weather conditions during the first quarter of 2019.
Water sales increased $1.0 million in the first half of 2019 compared to the first half of 2018. The increase was mainly due to the acquisition of additional water rights as part of Intrepid South, which allowed us to sell more water.
Salt sales during the first half of 2019 increased $2.2 million compared to the same period in 2018. During 2019 we began offering a new road salt product produced from our East facility in New Mexico. Magnesium chloride sales decreased in the first half of 2019 as weather conditions impacted production and demand for the product for use as a dust control agent was negatively impacted by the wet weather in most of the U.S.
Gross margin also increased by 82% for the year-over-year six-month periods ended June 30, due to increases in our average net realized sales prices for potash and Trio® and increased sales in our higher margin oilfield solutions segment.
Cost of Goods Sold
Our cost of goods sold during the second quarter of 2019 was flat compared to the second quarter of 2018, as potash and Trio® sales volumes were flat. For the first half of 2019, cost of goods sold decreased 6%, driven by a decrease in potash and Trio® sales volumes.
Selling and Administrative Expense
Selling and administrative expenses increased 3% for the three months ended June 30, 2019, as compared to the prior-year period mainly due to increased labor costs as we have hired more employees as a result of the acquisition of Intrepid South.
During the first half of 2019, selling and administrative expenses increased 20% as compared to the first half of 2018. The increase was mainly due to increased labor costs as we have hired more employees as a result of the acquisition of Intrepid South and increased legal costs associated with outstanding litigation. See further information in the Part II, Item 1, "Legal Proceedings," contained in this Quarterly Report on Form 10-Q.
Net Income
Net income increased to $5.6 million for the three months ended June 30, 2019, compared to a loss of $1.0 million in the same period in 2018, and from $0.8 million to $11.8 million for the year-over-year six-month periods ended June 30. These increases were driven primarily by an increase in the average net realized selling prices for potash and Trio®, and an increase in sales of products and services for which we realize a higher gross margin, such as water, right-of-way access, and disturbance fees.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2019	2018	2019	2018
Sales[1]	$35,547	$32,055	$69,877	$62,661
Less: Freight costs	4,742	4,134	9,382	8,340
Warehousing and handling costs	1,319	1,411	2,586	2,566
Cost of goods sold	21,258	20,232	40,317	40,501
Gross Margin	$8,228	$6,278	$17,592	$11,254
Depreciation, depletion, and amortization incurred[2]	$6,120	$5,768	$12,915	$12,546

Potash sales volumes (in tons)	95	98	183	195
Potash production volumes (in tons)	56	45	167	170

Average potash net realized sales price per ton[3]	$299	$254	$294	$249
1 Sales include sales of byproducts which were $3.5 million and $3.9 million for the three months ended June 30, 2019, and 2018, respectively and $9.3 million and $7.4 million for the six months ended June 30, 2019, and 2018, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2019, and 2018
Our potash segment sales include potash sales and sales of byproducts generated or used in the potash production process, such as magnesium chloride, salt, water and brines. Potash segment sales increased by $3.5 million in the second quarter of 2019, compared to the same period in 2018, as our average net realized sales price per ton increased 18%. Price increases announced in the second half of 2018, along with selling more potash tons into the industrial market drove the increase in average net realized sales price per ton. Potash segment byproduct sales decreased $0.3 million in the second quarter of 2019, mainly due to a decrease in magnesium chloride sales. Wet weather conditions reduced magnesium chloride production and decreased demand for the product used for dust control.
Potash segment freight expense increased $0.6 million, or 15%, in the second quarter of 2019, compared to the second quarter of 2018. While potash sales volumes were flat in the second quarter of 2019, carrier freight rates have increased compared to second quarter of 2018. Additionally, our freight expense is impacted by the geographic distribution of our potash sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 5% in the second quarter of 2019, compared to the same period in 2018, as we sold a higher percentage of total potash tons from our New Mexico facility. Tons produced from our New Mexico facility carry a higher average cost compared to tons produced at our Utah facility.
Our potash segment gross margin increased $2.0 million in the second quarter of 2019, compared to the same period in 2018, due to the increase in average net realized sales prices, partially offset by a decrease in magnesium chloride sales and an increase in cost of goods sold per ton.

Six Months Ended June 30, 2019, and 2018
Our potash segment sales increased $7.2 million, or 12%, during the first half of 2019 compared to the first half of 2018. The increase was mainly due to a $5.3 million increase in potash sales as our average net realized sales price per ton increased 18%, partially offset by a decrease in tons sold. Price increases announced in the second half of 2018, along with selling more potash tons into the industrial market drove the increase in average net realized sales price per ton. Potash tons sold decreased 6% in the first half of 2019, due mainly to selling fewer tons into the agricultural market, partially offset by selling more tons into the industrial market.
Potash segment salt sales increased $1.8 million in the first half of 2019, as demand for salt used as a deicing agent increased due to extreme winter weather in several regions of the U.S.
Potash segment freight expense increased 13% in the first half of 2019, mainly driven by an increase in tons of salt sold. Our freight expense is impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold was virtually unchanged in the first half of 2019, compared to the first half of 2018. Potash tons sold decreased 6%, but a higher percentage of potash tons sold were from our New Mexico facility, which carry a higher average cost than potash tons produced from our Utah facilities.
Our potash segment gross margin increased $6.3 million in the first half of 2019, compared to the first half of 2018, mainly due to the 18% increase in our average net realized sales price per ton.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2019, and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Agricultural	76%	80%	74%	82%
Industrial	12%	9%	14%	7%
Feed	12%	11%	12%	11%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2019	2018	2019	2018
Sales[1]	$21,435	$19,134	$39,245	$40,954
Less: Freight costs	6,471	5,655	11,506	11,932
Warehousing and handling costs	911	1,182	1,880	2,300
Cost of goods sold	12,599	14,456	23,673	30,253
Lower of cost or net realizable value inventory adjustments	—	76	—	781
Gross Margin (Deficit)	$1,454	$(2,235)	$2,186	$(4,312)
Depreciation, depletion, and amortization incurred[2]	$1,520	$1,625	$3,078	$3,259

Sales volumes (in tons)	71	69	127	146
Production volumes (in tons)	66	55	129	102

Average Trio® net realized sales price per ton[3]	$196	$191	$200	$193
1 Sales include sales of byproducts which were $1.1 million and $0.3 million for the three months ended June 30, 2019, and 2018, respectively, and $2.3 million and $0.9 million for the six months ended June 30, 2019, and 2018, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2019, and 2018
Trio® segment sales increased 12% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was due to a 3% increase in both Trio® sales volume and average net realized sales price per ton and an $0.8 million increase in byproduct sales. Byproduct sales increased primarily due to a $0.7 million increase in byproduct water sales. Domestic Trio® sales volumes declined 7% mainly due to continued inclement weather in parts of the U.S. and uncertainty surrounding price towards the end of the second quarter. International Trio® sales volumes increased 59% in the second quarter of 2019 compared to the second quarter of 2018, due to the timing of shipments to international customers. Our Trio® average net realized sales price improved compared to the second quarter of 2018, due mainly to higher pricing for Trio® products in domestic markets.
Trio® freight costs increased 14% in the second quarter of 2019, compared to the second quarter of 2018, mainly due to an increase in international shipments which carry higher per ton freight rates. Freight rates have also been increasing as carriers are operating near full capacity.
Our Trio® cost of goods sold decreased 13% in the second quarter of 2019, compared to the second quarter of 2018, as improvements in recovery rate over the past year have resulted in lower per ton inventory costs. We also sold more product into international markets, some of which carried lower per ton inventory cost due to previous write-downs based on our estimate of net realizable value.
Our Trio® production volume increased by 20% in the second quarter of 2019, compared to the second quarter of 2018, primarily due to increased conversion of work-in-progress inventory into premium Trio®.
Our Trio® segment generated gross margin of $1.5 million in the second quarter of 2019, compared to a gross deficit of $2.2 million in the second quarter of 2018, due to the factors discussed above.

Six Months Ended June 30, 2019, and 2018

Trio® segment sales decreased 4% for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease in sales was driven by a 13% decrease in sales volume, mostly offset by a $1.5 million increase in byproduct sales and a 4% increase in average net realized sales price per ton. Decreased sales volume resulted from wet weather in parts of the U.S., which reduced our domestic shipments during the first half of the year, partially offset by an increase in international sales, due to the timing of shipments to international customers. Byproducts sales benefited from a $1.1 million increase in water sales. Our Trio® average net realized sales price improved 4% compared to the first half of 2018, due mainly to higher pricing for Trio® products in domestic markets.
Trio® freight costs decreased 4% in the first half of 2019, compared to the first half of 2018, as lower sales volume was partially offset by an increase in international shipments which carry higher per ton freight rates. Freight rates have also been increasing as carriers are operating near full capacity.
Our Trio® cost of goods sold decreased 22%, compared to the first half of 2018, primarily due to a 13% decrease in total sales volume. Improvements in recovery rate over the past year and more product sold into international markets, some of which carried lower per ton inventory cost due to previous write-downs based on our estimate of net realizable value, also lowered our costs of goods sold compared to the prior year.
Our Trio® production volume increased by 26% in the first half of 2019, compared to the first half of 2018, primarily due to increased conversion of work-in-progress inventory into premium Trio®.
Our Trio® segment generated gross margin of $2.2 million in the first half of 2019, compared to a gross deficit of $4.3 million in the first half of 2018, due to the factors discussed above.
Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market increased during the three months ended June 30, 2019, compared to the same period in 2018, due to the timing of shipments to international customers.

	United States	Export
For the Three Months Ended June 30, 2019	75%	25%
For the Six Months Ended June 30, 2019	74%	26%

For the Three Months Ended June 30, 2018	84%	16%
For the Six Months Ended June 30, 2018	80%	20%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Sales	$5,641	$3,987	$12,263	$8,880
Less: Freight costs	80	—	861	—
Warehousing and handling costs	—	10	—	11
Cost of goods sold	2,072	734	4,841	1,325
Gross Margin	$3,489	$3,243	$6,561	$7,544
Depreciation, depletion, and amortization incurred	$232	$78	$423	$142
Three Months Ended June 30, 2019, and 2018
We offer a variety of products and services from our oilfield solutions segment, including water, high-speed potassium chloride mixing services trucking services, and other products and services. Our oilfield solutions segment sales increased $1.7 million in the second quarter of 2019, compared to the same period in 2018, mainly due to a $1.0 million increase in sales of high-speed mixing, trucking services, caliche sales, produced water disposal royalties, and right-of-way or damages revenue associated with Intrepid South. Sales of water and potash increased by $0.4 million and $0.2 million, respectively, in the second quarter of 2019 when compared to the prior year's second quarter. Water sales during the second quarter were partially offset by an increase in byproduct water sales from the potash and Trio® segments. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
Cost of goods sold increased $1.3 million due to the addition of water and real property assets at Intrepid South in May 2019, increased costs related to our high-speed mixing and trucking services, and increased royalty, energy, and labor expense related to water sales.
Six Months Ended June 30, 2019, and 2018
Our oilfield solutions segment sales increased $3.4 million in the first half of 2019, compared to the same period in 2018, due to a $2.0 million increase in sales of potassium chloride brine used in our high-speed mixing service, and a $1.7 million increase in other sales. Water sales decreased $0.4 million compared to the first half of 2018 due to an increase in sales classified as byproducts of our potash or Trio® segments, partially offset by the increase from Intrepid South.
Cost of goods sold increased $3.5 million due to sales of potassium chloride brines and high-speed mixing services, the addition of water and real property assets in May 2019, and increased royalty, energy, and labor expense related to water sales.

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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and six months ended June 30, 2019, our average royalty rate was 4.3% and 4.4%, respectively. For both the three and six months ended June 30, 2018, our average royalty rate was 4.3%.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three and six months ended June 30, 2019, and 2018, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended June 30, 2019, and 2018, and the six months ended June 30, 2019, and 2018, we incurred no income tax expense.
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
As of June 30, 2019, we were in a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and the first six months of 2019, thereby requiring us to maintain the full valuation allowance as of June 30, 2019. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.
Capital Investments
During the first six months of 2019, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $69.1 million, including $57.4 million relating to acquisitions, and $11.7 million in other capital expenditures. We expect capital expenditures excluding acquisitions for 2019 to be approximately $25 million to $35 million, which includes capital investments relating to our newly acquired assets. We anticipate our remaining 2019 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of June 30, 2019, we had cash of $15.5 million, compared with cash of $33.2 million at December 31, 2018. In May 2019, we completed our acquisition of Intrepid South. The purchase price was $53.0 million, and we capitalized $3.2 million in acquisition related fees. We also purchased additional land near Intrepid South for $3.1 million.
Our operations have primarily been funded from cash generated by operations. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months, including the $20 million principal payment due on our Series A Notes in April 2020.

The following summarizes our cash flow activity for the six months ended June 30, 2019, and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities	$31,738	$38,176
Cash flows used in investing activities	$(69,030)	$(8,786)
Cash flows provided by (used in) financing activities	$19,731	$(4,224)
Operating Activities
Total cash provided by operating activities through June 30, 2019, was $31.7 million, a decrease of $6.4 million compared with the first six months of 2018. The decrease was mainly driven by a decrease in contract liability additions and a decrease in refundable income taxes received.
Investing Activities
Total cash used in investing activities increased by $60.2 million in the first six months of 2019, compared with the same period in 2018, as we paid $54.3 million to complete the Dinwiddie asset acquisition and $3.1 million to acquire other land near the Dinwiddie ranch. Other additions to property, plant, equipment, and mineral properties increased $2.8 million compared to the first six months in 2018.
Financing Activities
Total cash provided by financing activities increased by $24.0 million in the first six months of 2019, compared with the same period in 2018. In the first half of 2019, we received $20.0 million of net proceeds from borrowings under our credit facility compared to $3.9 million in net repayments made on short-term borrowings under our credit facility in the first half of 2018.
Senior Notes
As of June 30, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including the following:

•
We were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 for the four quarters ended June 30, 2019. Our fixed charge coverage ratio as of June 30, 2019, was 13.4 to 1.0, therefore we were in compliance with this covenant. Going forward we are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 for each four-quarter period ending on or after September 30, 2019.

•
For the quarter ended June 30, 2019, we were allowed a maximum leverage ratio of 4.5 to 1.0. Our leverage ratio was 1.1 to 1.0 for the quarter ending June 30, 2019, therefore we were in compliance with this covenant. Going forward we are allowed a maximum leverage ratio of 3.5 to 1.0 for each quarter ending on or after September 30, 2019.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For both the three- and six-month periods ended June 30, 2019, and both the three- and six-month periods ended June 30, 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement governing the Notes. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2019.

Our outstanding long-term debt, net, as of June 30, 2019, and December 31, 2018, was as follows (in thousands):

	June 30, 2019	December 31, 2018
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	—
Less deferred financing costs	(303)	(358)
Long-term debt, net	$29,697	$49,642
Credit Facility—We maintain a revolving credit facility with Bank of Montreal. In August 2019, we amended the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024.
Borrowings under the amended credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. As of June 30, 2019, we had $20 million of borrowings and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $20.9 million available to be borrowed under the facility as of June 30, 2019.
We were in compliance with the applicable covenants under the facility as of June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2019, and 2018:

	Three Months Ended June 30,
	2019		2018
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$35,547	$21,435	$32,055	$19,134
Less: Segment byproduct sales	3,527	1,073	3,867	294
Freight costs	3,604	6,471	3,276	5,655
Subtotal	$28,416	$13,891	$24,912	$13,185

Divided by:
Tons sold	95	71	98	69
Average net realized sales price per ton	$299	$196	$254	$191

	Six Months Ended June 30,
	2019		2018
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$69,877	$39,245	$62,661	$40,954
Less: Segment byproduct sales	9,312	2,332	7,408	878
Freight costs	6,847	11,507	6,735	11,931
Subtotal	$53,718	$25,406	$48,518	$28,145

Divided by:
Tons sold	183	127	195	146
Average net realized sales price per ton	$294	$200	$249	$193

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2018, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 842, Leases, required the implementation of new controls and the modification of certain accounting processes related to leases. The impact of these changes was not material to our internal control over financial reporting.
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
In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions. Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. Discovery is complete. In July 2019, the court vacated a trial date that previously had been set for September 2019, and no new trial date has been set. We believe that we have defenses against the claims asserted, and we are vigorously defending against the lawsuit.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2019, through April 30, 2019	—	—	—	N/A
May 1, 2019, through May 31, 2019	421	$3.61	—	N/A
June 1, 2019, through June 30, 2019	49,412	$3.33	—	N/A
Total	49,833	$3.33	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Intrepid Potash, Inc.’s Form 8-K (File No. 001-34025) filed on May 24, 2019).+

10.2	Closing Agreement, dated April 23, 2019, by and among Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC, and Intrepid Potash - New Mexico, LLC.*

10.3
Amended and Restated Credit Agreement, dated August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein (incorporated by reference to Intrepid Potash, Inc.’s Form 8-K (File No. 001-34025) filed on August 1, 2019).

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

INTREPID POTASH, INC. (Registrant)

Dated: August 6, 2019	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: August 6, 2019	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)