Form 10-Q
period 2019-09-30
Intrepid Potash, Inc.
filed 2019-11-05
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, the registrant had outstanding 131,970,680 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$13,023	$33,222
Accounts receivable:
Trade, net	31,136	25,161
Other receivables, net	1,976	597
Inventory, net	85,363	82,046
Prepaid expenses and other current assets	5,273	4,332
Total current assets	136,771	145,358

Property, plant, equipment, and mineral properties, net	381,768	346,209
Long-term parts inventory, net	28,476	30,031
Intangible Assets	19,184	2,311
Other assets, net	7,920	1,322
Total Assets	$574,119	$525,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$9,969	$9,107
Related parties	19	28
Income taxes payable	—	914
Accrued liabilities	15,077	8,717
Accrued employee compensation and benefits	3,744	4,124
Advances on credit facility	19,817	—
Current portion of long-term debt	20,000	—
Other current liabilities	16,022	11,891
Total current liabilities	84,648	34,781

Long-term debt, net	29,725	49,642
Asset retirement obligation	24,172	23,125
Operating lease liabilities	3,374	—
Other non-current liabilities	420	420
Total Liabilities	142,339	107,968
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
129,170,282 and 128,716,595 shares outstanding
at September 30, 2019, and December 31, 2018, respectively	129	129
Additional paid-in capital	652,170	649,202
Retained deficit	(220,519)	(232,068)
Total Stockholders' Equity	431,780	417,263
Total Liabilities and Stockholders' Equity	$574,119	$525,231

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$51,160	$41,410	$171,226	$153,906
Less:
Freight costs	8,724	6,886	30,473	27,158
Warehousing and handling costs	2,162	2,192	6,628	7,067
Cost of goods sold	31,863	23,372	99,375	95,454
Lower of cost or net realizable value inventory adjustments	1,462	—	1,462	781
Gross Margin	6,949	8,960	33,288	23,446

Selling and administrative	5,548	5,121	17,710	15,281
Accretion of asset retirement obligation	513	417	1,347	1,251
Care and maintenance expense	203	119	417	366
Other operating expense (income)	70	(934)	358	(65)
Operating Income	615	4,237	13,456	6,613

Other Income (Expense)
Interest expense, net	(849)	(864)	(2,258)	(2,620)
Interest income	—	—	—	99
Other income	9	23	343	103
(Loss) Income Before Income Taxes	(225)	3,396	11,541	4,195

Income Tax Benefit (Expense)	8	(46)	8	(46)
Net (Loss) Income	$(217)	$3,350	$11,549	$4,149

Weighted Average Shares Outstanding:
Basic	129,170	128,233	128,934	127,921
Diluted	129,170	130,894	131,056	130,983
Earnings Per Share:
Basic	$—	$0.03	$0.09	$0.03
Diluted	$—	$0.03	$0.09	$0.03
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	128,716,595	$129	$649,202	$(232,068)	$417,263
Net income	—	—	—	11,549	11,549
Stock-based compensation	—	—	3,237	—	3,237
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	444,500	—	(278)	—	(278)
Exercise of stock options	9,187	—	9	—	9
Balance, September 30, 2019	129,170,282	$129	$652,170	$(220,519)	$431,780

	Three-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2019	129,170,282	$129	$651,195	$(220,302)	$431,022
Net loss	—	—	—	(217)	(217)
Stock-based compensation	—	—	975	—	975
Balance, September 30, 2019	129,170,282	$129	$652,170	$(220,519)	$431,780

	Nine-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	127,646,530	$128	$645,813	$(243,851)	$402,090
Net income	—	—	—	4,149	4,149
Stock-based compensation	—	—	3,593	—	3,593
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	556,158	—	(371)	—	(371)
Exercise of stock options	30,254	—	47	—	47
Balance, September 30, 2018	128,232,942	$128	$649,082	$(239,702)	$409,508

	Three-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2018	128,232,942	$128	$647,783	$(243,052)	$404,859
Net income	—	—	—	$3,350	3,350
Stock-based compensation	—	—	1,299	—	1,299
Balance, September 30, 2018	128,232,942	$128	$649,082	$(239,702)	$409,508
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,549	$4,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,333	23,838
Accretion of asset retirement obligation	1,347	1,251
Amortization of deferred financing costs	217	550
Stock-based compensation	3,237	3,593
Lower of cost or net realizable value inventory adjustments	1,462	781
Gain on disposal of assets	(17)	(84)
Allowance for doubtful accounts	50	100
Allowance for parts inventory obsolescence	4	15
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,026)	(612)
Other receivables, net	(1,379)	(3,039)
Refundable income taxes	—	2,663
Inventory, net	(3,227)	5,631
Prepaid expenses and other current assets	(787)	649
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	5,821	3,076
Income tax payable	(914)	210
Operating lease liabilities	(1,474)	—
Other liabilities	2,421	10,174
Net cash provided by operating activities	37,617	52,945

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(59,948)	(12,668)
Additions to intangible assets	(16,873)	—
Proceeds from sale of property, plant, equipment, and mineral properties	68	92
Net cash used in investing activities	(76,753)	(12,576)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	30,317	13,500
Repayments of short-term borrowings on credit facility	(10,500)	(17,400)
Capitalized debt costs	(457)	—
Employee tax withholding paid for restricted stock upon vesting	(278)	(371)
Proceeds from exercise of stock options	9	47
Net cash provided by (used in) financing activities	19,091	(4,224)

Net Change in Cash, Cash Equivalents and Restricted Cash	(20,045)	36,145
Cash, Cash Equivalents and Restricted Cash, beginning of period	33,704	1,549
Cash, Cash Equivalents and Restricted Cash, end of period	$13,659	$37,694

Supplemental disclosure of cash flow information
Net cash paid (refunded) during the period for:
Interest	$1,458	$1,629
Income taxes	$968	$(2,828)
Accrued purchases for property, plant, equipment, and mineral properties	$1,749	$915
Right-of-use assets exchanged for operating lease liabilities	$6,558	$—

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed, and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride, KCl, or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine, and various oilfield products and services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(217)	$3,350	$11,549	$4,149

Basic weighted-average common shares outstanding	129,170	128,233	128,934	127,921
Add: Dilutive effect of restricted stock	—	1,741	1,296	2,098
Add: Dilutive effect of stock options	—	920	826	964
Diluted weighted-average common shares outstanding	129,170	130,894	131,056	130,983

Basic	$0.00	$0.03	$0.09	$0.03
Diluted	$0.00	$0.03	$0.09	$0.03
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive effect of restricted stock	2,252	278	414	139

Anti-dilutive effect of stock options outstanding	3,219	1,748	1,655	1,354

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2019, and 2018 (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$13,023	$37,214
Restricted cash included in other current assets	150	—
Restricted cash included in other long-term assets	486	480
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$13,659	$37,694
Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Finished goods product inventory	$42,533	$48,370
In-process mineral inventory	30,766	24,325
Total product inventory	73,299	72,695
Current parts inventory, net	12,064	9,351
Total current inventory, net	85,363	82,046
Long-term parts inventory, net	28,476	30,031
Total inventory, net	$113,839	$112,077
Parts inventory is shown net of estimated allowances for obsolescence of $0.6 million and $1.7 million as of September 30, 2019, and December 31, 2018, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $0.0 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, we recorded $1.5 million of such charges.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$27,274	$519
Ponds and land improvements	64,259	58,961
Mineral properties and development costs	145,057	139,418
Buildings and plant	82,056	81,429
Machinery and equipment	248,981	241,977
Vehicles	6,131	5,669
Office equipment and improvements	8,738	13,779
Operating lease ROU assets	6,558	—
Construction in progress	8,896	2,822
Total property, plant, equipment, and mineral properties, gross	$597,950	$544,574
Less: accumulated depreciation, depletion, and amortization	(216,182)	(198,365)
Total property, plant, equipment, and mineral properties, net	$381,768	$346,209

We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation	$7,128	$7,021	$20,881	$20,919
Depletion	705	742	2,812	2,919
Amortization of right of use assets	681	—	1,640	—
Total incurred	$8,514	$7,763	$25,333	$23,838

Note 7	— LEASES
When we enter into a new arrangement, we determine if it is or contains a lease. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance as of September 30, 2019
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$5,105

Liabilities
Current operating lease liabilities	Other current liabilities	$1,889
Non-current operating lease liabilities	Operating lease liabilities	$3,374

Other information related to lease term and discount rate is as follows:

As of September 30, 2019
Weighted average remaining lease term - operating leases (in years)	2.8

Weighted average discount rate - operating leases	5.75%

The components of lease expense are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
The components of lease expense were as follows:
Operating lease expense	$574	$1,702
Short-term lease expense	29	80
Total lease expense	$603	$1,782

Rental and lease expenses for the three and nine months ended September 30, 2018, were $1.0 million and $2.9 million, respectively.

As of September 30, 2019, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$575
2020	2,058
2021	1,761
2022	1,135
2023	169
Thereafter	32
Total future minimum lease payments	$5,730
Less - amount representing interest	467
Present value of future minimum lease payments	$5,263
Less - current lease obligations	1,889
Long-term lease obligations	$3,374

As of December 31, 2018, and prior to the adoption of ASC Topic 842, the annual future minimum lease payments were as follows:

Years Ending December 31,	Operating Leases
2019	$2,266
2020	1,874
2021	1,602
2022	1,083
2023	172
Thereafter	1,343
Total	$8,340

Note 8	— DEBT
Senior Notes—As of September 30, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants, including the following:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of September 30, 2019, was 12.6 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of September 30, 2019, was 1.2 to 1.0, therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For all of the three- and nine-month periods ended September 30, 2019, and 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2019.
Our outstanding long-term debt, net, as of September 30, 2019, and December 31, 2018, was as follows (in thousands):

	September 30, 2019	December 31, 2018
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	—
Less deferred financing costs	(275)	(358)
Long-term debt, net	$29,725	$49,642

Credit Facility—We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of September 30, 2019, borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the nine months ended September 30, 2019, we borrowed $30.3 million and repaid $10.5 million under the facility. As of September 30, 2019, we had $19.8 million of borrowings outstanding and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $54.2 million available to be borrowed under the facility as of September 30, 2019. We were in compliance with the applicable covenants under the facility as of September 30, 2019.
During the three months ended September 30, 2018, we had no borrowings or repayments under the facility. During the nine months ended September 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million for both the three months ended September 30, 2019, and 2018, and $2.4 million and $2.7 million for the nine months ended September 30, 2019, and 2018, respectively.
Amounts included in interest expense, net for the three and nine months ended September 30, 2019, and 2018, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on Notes and credit facility	$804	$704	$2,143	$2,155
Amortization of deferred financing costs	80	183	217	550
Gross interest expense	884	887	2,360	2,705
Less capitalized interest	(35)	(23)	(102)	(85)
Interest expense, net	$849	$864	$2,258	$2,620

Note 9	— INTANGIBLE ASSETS
Our intangible assets, consisting of water rights, are recorded at their fair market values at the date of acquisition. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.

As of September 30, 2019, we had water rights valued at $19.2 million. In May 2019, we acquired $16.9 million of water rights in the Intrepid South asset acquisition. We valued the water rights acquired by allocating the total purchase price of the Intrepid South assets by the relative estimated fair values of all Intrepid South assets acquired.

Note 10	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $13.0 million and $33.2 million at September 30, 2019, and December 31, 2018, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset retirement obligation, at beginning of period	$23,959	$22,310	$23,125	$21,476
Accretion of discount	513	417	1,347	1,251
Total asset retirement obligation, at end of period	$24,472	$22,727	$24,472	$22,727
The current portion of the asset retirement obligation of $0.3 million is included in "Accrued liabilities" on the condensed consolidated balance sheet as of September 30, 2019. The undiscounted amount of asset retirement obligation was $59.5 million as of September 30, 2019.

Note 12	— REVENUE
Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Contract Balances: The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability, and are included in "Other current liabilities" on the condensed consolidated balance sheets. Our contract liability activity for the three and nine months ended September 30, 2019, and 2018, is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$10,643	$7,278	$11,678	$—
Additions	3,816	6,156	7,343	13,915
Recognized as revenue during period	(1,054)	(3,597)	(5,616)	(4,078)
Ending balance	$13,405	$9,837	$13,405	$9,837
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2019, and 2018. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$24,242	$—	$—	$—	$24,242
Trio®	—	13,370	—	—	13,370
Water	574	1,211	5,488	—	7,273
Salt	2,736	56	—	—	2,792
Magnesium Chloride	949	—	—	—	949
Brines	712	—	—	—	712
Other	—	—	1,822	—	1,822
Total Revenue	$29,213	$14,637	$7,310	$—	$51,160

	Nine Months Ended September 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$84,807	$—	$2,040	$(1,319)	$85,528
Trio®	—	50,283	—	—	50,283
Water	1,371	3,090	13,864	—	18,325
Salt	8,105	508	—	—	8,613
Magnesium Chloride	2,895	—	—	—	2,895
Brines	1,912	—	—	—	1,912
Other	—	—	3,670	—	3,670
Total Revenue	$99,090	$53,881	$19,574	$(1,319)	$171,226

	Three Months Ended September 30, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$22,170	$—	$—	$—	$22,170
Trio®	—	10,320	—	—	10,320
Water	431	494	3,803	—	4,728
Salt	1,364	45	—	—	1,409
Magnesium Chloride	2,029	—	—	—	2,029
Brines	519	—	—	—	519
Other	—	—	235	—	235
Total Revenue	$26,513	$10,859	$4,038	$—	$41,410

	Nine Months Ended September 30, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$77,422	$—	$—	$—	$77,422
Trio®	—	50,397	—	—	50,397
Water	951	1,272	12,528	—	14,751
Salt	4,929	145	—	—	5,074
Magnesium Chloride	4,680	—	—	—	4,680
Brines	1,192	—	—	—	1,192
Other	—	—	390	—	390
Total Revenue	$89,174	$51,814	$12,918	$—	$153,906

Note 13	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2019, approximately 8.8 million shares remained available for issuance under the Plan.
For the three months ended September 30, 2019, we granted 17,386 shares of restricted stock under the Plan. These awards vest over one to two years from the date of the grant and, in some cases, contain performance-vesting conditions.
As of September 30, 2019, the following awards were outstanding under the Plan:

Outstanding as of September 30, 2019
Restricted Shares	2,800,398

Non-qualified Stock Options	3,218,670

Total share-based compensation expense was $1.0 million and $1.3 million for the three months ended September 30, 2019, and 2018, respectively. Total share-based compensation expense was $3.2 million and $3.6 million for the nine months ended September 30, 2019, and 2018, respectively. As of September 30, 2019, we had $6.4 million of total remaining unrecognized compensation expense related to awards, that will be expensed through 2021.

Note 14	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three and nine months ended September 30, 2019, we recognized an immaterial amount of income tax benefit. For the three and nine months ended September 30, 2018, we incurred an immaterial amount of income tax expense. Our effective tax rate for both the three and nine months ended September 30, 2018, was 2%, and 1%, respectively. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 15	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2019, and December 31, 2018, we had $19.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $18.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.

We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions. Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. Discovery is complete. In September 2019, the court set trial dates of April 27 through May 8, 2020. We believe that we have defenses against the claims asserted, and we are vigorously defending against the lawsuit. We have not recorded a loss contingency in our condensed consolidated statements of operations related to this legal matter.
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenge the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. We are currently allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding, the Protestants have protested these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process until the adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of our Pecos River water rights. In addition, the Protestants are asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. We believe that our legal position with respect to the validity of our water rights is solid, and we are vigorously defending against this matter. We have not recorded a loss contingency in our condensed consolidated statements of operations relating to this matter.
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
As of September 30, 2019, and December 31, 2018, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of September 30, 2019, and December 31, 2018, the estimated fair value of our outstanding Notes was $50.1 million and $48.1 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 17	— BUSINESS SEGMENTS
Our operations are organized into three segments: potash, Trio®, and oilfield solutions. The reportable segments are determined by management based on several factors including the types of products and services sold, production processes, markets served, and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended September 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$29,213	$14,637	$7,310	$—	$51,160
Less: Freight costs	4,728	3,996	—	—	8,724
Warehousing and handling costs	1,190	972	—	—	2,162
Cost of goods sold	18,707	9,315	3,841	—	31,863
Lower of cost or net realizable value inventory adjustments	—	1,462	—	—	1,462
Gross Margin (Deficit)	$4,588	$(1,108)	$3,469	$—	$6,949
Depreciation, depletion, and amortization incurred[1]	$6,048	$1,517	$747	$202	$8,514

Nine Months Ended September 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$99,090	$53,881	$19,574	$(1,319)	$171,226
Less: Freight costs	14,110	15,502	861	—	30,473
Warehousing and handling costs	3,776	2,852	—	—	6,628
Cost of goods sold	59,024	32,988	8,682	(1,319)	99,375
Lower of cost or net realizable value inventory adjustments	—	1,462	—	—	1,462
Gross Margin	$22,180	$1,077	$10,031	$—	$33,288
Depreciation, depletion, and amortization incurred[1]	$18,963	$4,595	$1,170	$605	$25,333

Three Months Ended September 30, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$26,513	$10,859	$4,038	$—	$41,410
Less: Freight costs	3,750	3,136	—	—	6,886
Warehousing and handling costs	1,207	984	1	—	2,192
Cost of goods sold	14,467	6,917	1,988	—	23,372
Lower of cost or net realizable value inventory adjustments	—	—	—	—	—
Gross Margin (Deficit)	$7,089	$(178)	$2,049	$—	$8,960
Depreciation, depletion, and amortization incurred[1]	$5,928	$1,612	$97	$126	$7,763

Nine Months Ended September 30, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$89,174	$51,814	$12,918	$—	$153,906
Less: Freight costs	12,091	15,067	—	—	27,158
Warehousing and handling costs	3,773	3,285	9	—	7,067
Cost of goods sold	54,973	37,168	3,313	—	95,454
Lower of cost or net realizable value inventory adjustments	—	781	—	—	781
Gross Margin (Deficit)	$18,337	$(4,487)	$9,596	$—	$23,446
Depreciation, depletion and amortization incurred[1]	$18,474	$4,870	$239	$255	$23,838
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

Company Overview
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed, and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride, KCl, or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine, and various oilfield products and services.
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
• Potash pricing and demand. Total potash tons sold increased by 5% compared to the third quarter of 2018 as increased purchases under our summer fill program drove increased agricultural sales volumes. This increase was partially offset by reduced sales volumes into industrial markets as more operators switch to substitutes for KCl in the fracturing process.
Our potash average net realized sales price per ton decreased to $266 for the three months ended September 30, 2019, compared to $299 in the second quarter of 2019, as a result of a summer fill program announced in June 2019, by our competitors. Under the program, the potash list prices decreased by $45 per ton for orders placed before June 27 and scheduled for shipment during the third quarter and were scheduled to increase $25 per ton after the order window closed. However, the increased list prices did not materialize and potash is still selling at the summer-fill list price levels. We expect pricing to remain at the summer-fill levels through the end of 2019. Significant wet weather in the first half of the year, which delayed the spring application season, will result in a later-than-normal harvest across many parts of the U.S., which we expect will limit upside to pricing in the near term.
With potash sales comprising 50% of our total sales in the first nine months of 2019, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
We experience seasonality in potash demand, with more purchases coming in January through April and August through September in anticipation of expected demand for the spring and fall application seasons in the U.S. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market and vary based on oil and gas producers' preference for substitutes.

• Trio® pricing and demand. We saw increased purchases under our Trio® summer fill program as customers delayed purchases late in the second quarter of 2019 due to their expectations of declining prices. On October 7, 2019, a competitor announced a new pricing program that reduced the list price of langbeinite back to the summer fill price level and required customers to purchase product by October 15 for delivery by the end of 2019. This announcement resulted in langbeinite selling at the summer-fill prices. After October 19, our competitor's list price increased by $20 per ton. We matched this pricing program and expect it will keep our fourth quarter domestic average net realized sales price equal to the third quarter. Overall average net realized sales price per ton for Trio® will be impacted by the percentage of international sales, which we expect to increase in the fourth quarter of 2019 compared to the third quarter of 2019 as we expect to finalize certain international sales during the fourth quarter. Although there is still uncertainty in spring season pricing due to the delayed harvest and no potash contracts with China and India at this time, we expect to realize the majority of any price increase midway through the first quarter of 2020.
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
• Water sales. Water sales were $7.3 million and $18.3 million in the three and nine months ended September 30, 2019, respectively, compared to $4.7 million and $14.8 million during the same periods of 2018, respectively. Increased sales were primarily due to the acquisition of Intrepid South and associated water rights in May 2019. We continue our efforts to diversify our sources of income by expanding sales of water, particularly to service the oil and gas markets near our operating plants. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales.
We expect water sales to increase during the fourth quarter of 2019 compared to the third quarter of 2019 due to increased demand in the northern Delaware Basin around Intrepid South. We expect water sales for 2019 of between $25 million to $28 million and expect to receive cash relating to water sales of approximately $30 million. Oil and gas activity continues to increase in the northern Delaware Basin and we expect water sales to be between $32 and $45 million in 2020.
Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. A significant amount of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations. In February 2019, certain protestants filed an expedited inter se proceeding in New Mexico District Court as the adjudication court for the Pecos Stream System challenging the validity of our water rights relating to the Pecos River. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The OSE has temporarily stayed the hearing process until the adjudication process is complete. We continue to operate under the preliminary authorizations until the adjudication and hearing processes are complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments. You can find more information about the adjudication and hearing processes in Note 15 to our condensed consolidated financial statements.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.2 million and $17.9 million for the three and nine months ended September 30, 2019, respectively, compared to $4.9 million and $13.2 million for the three and nine months ended September 30, 2018, respectively. The increase was due to continued growth in byproduct water and brine water for use in oil and gas production. Our brines and water are used primarily by the oil and gas industry to support well development and completion activities. Oil and gas activity in the northern Delaware Basin near our Carlsbad operations is increasing, and we expect strong demand for these byproducts for the remainder of 2019.
Strong sales of water and brine were offset by reduced sales of magnesium chloride as wet weather in Wendover limited the amount of product available for sale.

• Diversification of products and services. As we continue to diversify our portfolio, we may enter into new or complementary businesses that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales[1]	$51,160	$41,410	$171,226	$153,906

Cost of goods sold	$31,863	$23,372	$99,375	$95,454

Gross Margin	$6,949	$8,960	$33,288	$23,446

Selling and administrative	$5,548	$5,121	$17,710	$15,281

Net (Loss) Income	$(217)	$3,350	$11,549	$4,149

Average net realized sales price per ton[2]
Potash	$266	$258	$285	$251
Trio®	$204	$200	$201	$194
1Sales include sales of byproducts which were $6.2 million and $4.9 million for the three months ended September 30, 2019, and 2018, respectively, and $17.9 million and $13.2 million for the nine months ended September 30, 2019, and 2018, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three and Nine Months Ended September 30, 2019, and 2018
Our total sales for the three months ended September 30, 2019, increased 24% as compared to the three months ended September 30, 2018. Combined, our potash and Trio® sales increased $5.1 million, primarily due to an increase in sales volumes coupled with and an increase in the average net realized sales prices for both products.
Our water sales, excluding byproduct water sales, increased $1.7 million, or 44%, in the third quarter of 2019 compared to the same period in 2018. This increase was primarily due to increased water sales from the additional water rights we acquired with Intrepid South in May 2019, as discussed above.
Our sales from other revenue sources, such as sales of caliche, produced water royalties, surface use agreements, right-of-way access, and disturbance fees, increased $1.6 million during the third quarter 2019 compared to the third quarter of 2018 due to the Intrepid South acquisition in May 2019. The Intrepid South assets are located near significant oil and gas exploration activities in the northern Delaware Basin, which drives sales of products and services associated with the other revenue sources.
Our total sales of byproducts derived from potash and Trio® production increased $1.3 million. The increase in byproducts sales was driven by a $1.4 million increase in salt sales. In the third quarter of 2019, compared to the same period in 2018, as we sold more tons of salt and the delivered price per ton was higher due to increased freight costs included in the delivered price. Like our potash and Trio® sales, our salt sales revenue includes the freight costs to deliver the product to the customer. Freight expense included in the delivered salt price increased in the third quarter of 2019, compared to the same period in 2018, as we expanded the geographic footprint of our salt customers. Our byproduct water sales increased $0.9 million in the third quarter of 2019, compared to the third quarter of 2018, due to the ongoing oil and gas activities in the northern Delaware Basin near our facilities. The increases in salt and by product water sales were partially offset by a $1.0 million decrease in magnesium chloride sales. Wet weather in Wendover reduced our production volumes limiting product available to sell.

Gross margin for the three months ended September 30, 2019, decreased 22% compared to the same period in 2018. The decrease in gross margin was driven by a $1.5 million expense related to the net realizable value of product we positioned for an international Trio® sale in the fourth quarter. Also, our gross margin was negatively affected by a 36% increase in cost of goods sold and a 27% increase in freight expense. Cost of goods sold increased due to an increase in tons of potash and Trio® sold, below average evaporation at our potash facilities which increased our per ton potash production costs, the use of third parties to move water on Intrepid South while we expand existing infrastructure, and an increase in the cost of delivering water from the Pecos River. Freight expenses increased in the third quarter of 2019, compared to the third quarter of 2018, due to increased sales volumes of potash, Trio®, and salt and the geographic expansion of our salt customers, as discussed above.
For the nine months ended September 30, 2019, compared to the same period in 2018, our total sales increased 11% due mainly to an $8.1 million increase in potash sales which were driven by a 14% increase in our average net realized sales price, partially offset by a 3% decrease in potash tons sold. Trio® sales were flat during the nine months ended September 30, 2019, compared to the same period in 2018. While average net realized sales price for Trio® increased 4% during the first nine months of 2019, as compared to the first nine months of 2018, sales volume decreased 5%, as wet weather and declining prices pushed sales to later in the year in 2019.
Water sales, excluding byproduct water sales, increased $1.3 million during the first nine months of 2019, compared to the same period in 2018. The increase was mainly due to the acquisition of additional water rights in May 2019 as part of Intrepid South, as discussed above, which allowed us to sell more water.
Our sales from other revenue sources increased $3.3 million during the first nine months of 2019, compared to the same period in 2018. The Intrepid South assets are located near significant oil and gas exploration activities in the northern Delaware Basin, which drives sales of products and services associated with the other revenue sources.
Our total byproduct sales, including byproduct water sales, increased $4.7 million during the first nine months of 2019, compared to the same period in 2018. The increase was driven by a $2.2 million increase in byproduct water sales as a larger portion of our total water sales was from water used in the production of potash and Trio®. Salt sales increased by $3.6 million during the first nine months of 2019, as compared to the same period in 2018 as we sold 30% more salt tons in 2019, and the delivered price per ton of salt was higher due to increased freight costs included in the salt delivered price, as discussed above. The increase in salt tons sold in 2019 was mainly due to expanding the geographic footprint for our salt customers and higher product demand due to the severe winter weather in many regions of the U.S. Brine sales increased $0.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018. Our brines are used in the oil and gas exploration process and demand has been strong due to the significant oil and gas activities in the northern Delaware Basin near our properties. The increase in total byproduct sales was partially offset by a decrease in magnesium chloride sales of $1.8 million during the first nine months of 2019, as compared to the same period in 2018. Wet weather in Wendover reduced our production volumes of magnesium chloride and we had less product to sell.
Gross margin for the nine months ended September 30, 2019, increased 42% compared to the same period in 2018, due to the factors discussed above. The increase in gross margin was partially offset by an increase in lower of cost or net realizable value inventory charges during the nine months ended September 30, 2019, compared to the same period in 2018.
Cost of Goods Sold
Our total cost of goods sold for the three months ended September 30, 2019, increased 36% as compared to the same period in 2018. The increase was due to an increase of $4.2 million in potash cost of goods sold as we sold more potash tons and a higher percentage of our total potash tons sold came from our New Mexico facilities, which tons carry a higher average cost than potash tons produced from our Utah facilities because we incur more depreciation expense on our New Mexico potash facilities. We also experienced below average evaporation across our potash facilities, which increased our per ton potash production costs. Trio® cost of goods sold increased $2.4 million in the third quarter of 2019 compared to the third quarter of 2018 due mainly to a 28% increase in Trio® tons sold. Cost of goods sold in our oilfield solutions segment increased $1.9 million in the third quarter of 2019, as compared to the same period in 2018. Oilfield solutions cost of goods sold increased due to third-party costs incurred to move water at Intrepid South while we expand the existing infrastructure, an increase in the cost of delivering water from the Pecos River, and additional depreciation expense for the Intrepid South assets acquired in May 2019.
For the first nine months of 2019, our cost of goods sold increased 4% as compared to the first nine months of 2018. Potash cost of goods sold increased $4.1 million, as we experienced below-average evaporation across our potash facilities which increased our per ton potash production costs, coupled with a higher percentage of total potash tons sold from our New Mexico facilities, which tons carry a higher average cost than potash tons produced from our Utah facilities, as discussed above. Cost of goods sold in our oilfield solutions segment increased $5.4 million in the first nine months of 2019, as compared to the same period in 2018, due to costs associated with our high-speed potassium mixing service, third-party costs to move water at Intrepid South while we expand the existing infrastructure, and additional depreciation expense for the Intrepid South assets acquired in May 2019. The increases in cost of goods sold were partially offset by a decrease of $4.2 million in Trio®

cost of goods sold as we sold fewer tons during the first nine months of 2019 compared to the same period in 2018 and we produced more tons of Trio®. Many of our production costs are largely fixed and, consequently, our cost of sales per ton tends to move inversely with the number of tons we produce.
Selling and Administrative Expense
Selling and administrative expenses increased 8% for the three months ended September 30, 2019, as compared to the same prior-year period. This increase was due to a $0.6 million increase in legal expenses associated with various water protests and outstanding litigation, an increase in bad debt expense of $0.7 million, partially offset by a decrease $0.7 million in bonus expense. During the third quarter of 2018, we received payments on an account that had a full bad debt allowance against it. Those payments reduced our bad debt allowance, with a corresponding decrease to bad debt expense. Additionally, during the third quarter of 2019, we reduced our accrual for 2019 performance bonuses to employees because it is likely we will not meet all of the performance metrics required to pay the bonuses. Please see Part II, Item 1, "Legal Proceedings," contained in this Quarterly Report on Form 10-Q, for further information on outstanding litigation.
During the first nine months of 2019, selling and administrative expenses increased 16% as compared to the first nine months of 2018. The increase was due to a $1.7 million increase in legal expenses, as discussed above, a $0.4 million increase in bad debt expense, as discussed above, a $0.8 million increase in administrative labor and benefits, which was partially offset be a decrease of $0.7 million in bonus expense, as discussed above, and a $0.2 million increase in marketing expenses.
Net Income
We incurred a net loss of $0.2 million for the three months ended September 30, 2019, compared to net income of $3.4 million for the three months ended September 30, 2018. The decrease was driven by a $2.0 million decrease in gross margin and a $0.4 million increase in selling and administrative expenses, as discussed above, and a decrease in other operating income of $1.0 million. Other operating income decreased in the third quarter of 2019, compared to the third quarter of 2018, due to the reversal of certain accruals.
Our net income for the nine months ended September 30, 2019, increased 178% as compared to the same period in 2018. The increase was driven by $9.8 million increase in gross margin, partially offset by an increase of $2.4 million in selling and administrative expenses.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2019	2018	2019	2018
Sales[1]	$29,213	$26,513	$99,090	$89,174
Less: Freight costs	4,728	3,750	14,110	12,091
Warehousing and handling costs	1,190	1,207	3,776	3,773
Cost of goods sold	18,707	14,467	59,024	54,973
Gross Margin	$4,588	$7,089	$22,180	$18,337
Depreciation, depletion, and amortization incurred[2]	$6,048	$5,928	$18,963	$18,474

Potash sales volumes (in tons)	78	74	261	269
Potash production volumes (in tons)	51	60	217	230

Average potash net realized sales price per ton[3]	$266	$258	$285	$251
1 Sales include sales of byproducts which were $5.0 million and $4.3 million for the three months ended September 30, 2019, and 2018, respectively and $14.3 million and $11.8 million for the nine months ended September 30, 2019, and 2018, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."

Three Months Ended September 30, 2019, and 2018
Our potash segment sales include potash sales and sales of byproducts generated or used in the potash production process, such as magnesium chloride, salt, water and brines. Total potash segment revenues increased 10% in the third quarter of 2019, as compared to the third quarter of 2018. Potash sales increased $2.1 million and potash byproduct sales increased $0.7 million in the third quarter of 2019 as compared to the third quarter of 2018.
Potash sales increased 9% in the third quarter of 2019, compared to the same period in 2018, as our average net realized sales price per ton increased 3% and we sold 5% more tons. The increase in potash tons sold was driven be an increase in sales into the agricultural market in the third quarter of 2019 compared to the third quarter of 2018. Our third quarter 2019 potash average net realized sales price per ton was negatively impacted by a summer fill program announced in June 2019 by our competitors. Under the program, the potash list prices decreased by $45 per ton for orders placed before June 27 and scheduled for shipment during the third quarter and list prices were scheduled to increase $25 per ton after the order window closed. However, the increased list prices did not materialize and potash is still selling at the summer fill list price levels. We expect pricing to remain at the summer-fill levels through the end of 2019. Significant wet weather in the first half of the year, which delayed the spring application season, will result in a later-than-normal harvest across many parts of the U.S. limiting upside to pricing in the near term.
Total potash segment byproduct sales increased $0.7 million in the third quarter of 2019, due to a $1.4 million increase in salt sales, a $0.2 million increase in brine sales and a $0.1 increase in byproduct water sales, partially offset by a decrease of $1.1 million of magnesium chloride sales. The increase in salt sales was due to selling more tons of salt combined with an increase in the delivered price for salt. The increase in the delivered price for salt was driven by an increase in freight expenses, which are included in the delivered price, as we expanded the geographic footprint of our salt customers. Our brine sales increased in the third quarter of 2019, as compared to the third quarter of 2018, due to oil and gas activities in the northern Delaware Basin of New Mexico near our facilities. Wet weather in Wendover has reduced our production volumes of magnesium chloride and we had less product to sell.
Potash segment freight expense increased 26%, in the third quarter of 2019, compared to the third quarter of 2018, mainly due to increased potash and salt tons sold. We expanded our geographic footprint of salt customers and incurred additional freight costs to transport salt to customers located farther from our facilities, as discussed above. Our freight expense is also impacted by the geographic distribution of our potash sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 29% in the third quarter of 2019, compared to the same period in 2018, as potash tons sold increased 5% and our per ton production costs increased as we experienced below average evaporation across our potash facilities. We also sold a higher percentage of total potash tons from our New Mexico facility. Tons produced from our New Mexico facilities carry a higher average cost compared to tons produced at our Utah facilities as we incur more depreciation expense at our New Mexico facilities.
Our potash segment gross margin decreased $2.5 million in the third quarter of 2019, compared to the same period in 2018, due to an increase in cost of goods sold, partially offset by an increase in potash segment sales.

Nine Months Ended September 30, 2019, and 2018
Our total potash segment sales increased 11%, during the first nine months of 2019, compared to the first nine months of 2018, as potash sales in the potash segment increased $7.4 million and potash byproduct sales increased $2.5 million.
Potash sales increased 10% during the first nine months of 2019, compared to the first nine months of 2018. The average net sales price per ton increased 14% to $285 per potash ton sold during the first nine months of 2019, compared to the same period in 2018, partially offset by a 3% decrease in potash tons sold. Our year-to-date 2019 potash average net realized sales price per ton was negatively impacted by a summer fill program announced in June 2019 by our competitors. Under the program, the potash list prices decreased by $45 per ton for orders placed before June 27 and scheduled for shipment during the third quarter and list prices were scheduled to increase $25 per ton after the order window closed. However, the increased list prices did not materialize and potash is still selling at the summer fill list price levels. We expect pricing to remain at the summer-fill levels through the end of 2019. Significant wet weather in the first half of the year, which delayed the spring application season, will result in a later-than-normal harvest across many parts of the U.S. limiting upside to pricing in the near term.
Total potash segment byproduct sales increased $2.5 million in the first nine months of 2019, as compared to the same period in 2018. The increase was driven by a $3.2 million increase in salt sales, a $0.7 million increase in brine sales and a $0.4 million increase in potash byproduct water sales, partially offset by a $1.8 million decrease in magnesium chloride sales. We saw increased salt sales due to severe weather in the 2019 winter and spring months. Also, our delivered price per ton for salt increased as we incurred more freight to deliver salt to customers located farther from our facilities. Our byproduct water sales increased in the first nine months of 2019, as compared to the same period in 2018, as a higher proportion of our total water sales was from byproduct water. Wet weather in Wendover has reduced our production of magnesium chloride and we had less product to sell.
Potash segment freight expense increased 17% in the first nine months of 2019, mainly driven by an increase in freight expense related to selling more tons of salt and the increased freight expense incurred to ship salt to customers located farther from our facilities. Our freight expense is also impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 7% during the first nine months of 2019, as compared to the first nine months of 2018. Potash tons sold decreased 3%, but we experienced below average evaporation across our facilities, which contributed to higher per ton production costs. We also sold a higher percentage of potash tons from our New Mexico facility, which carry a higher average cost than potash tons produced from our Utah facilities. Tons produced from our New Mexico facilities carry a higher average cost compared to tons produced at our Utah facilities as we incur more depreciation expense at our New Mexico facilities.
    Our potash segment gross margin increased $3.8 million in the first nine months of 2019, compared to the first nine months of 2018, mainly due to the 14% increase in our average potash net realized sales price per ton and increased potash byproduct sales, partially offset by an increase in cost of goods sold, as discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2019, and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Agricultural	81%	69%	76%	79%
Industrial	6%	15%	12%	9%
Feed	13%	16%	12%	12%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2019	2018	2019	2018
Sales[1]	$14,637	$10,859	$53,881	$51,814
Less: Freight costs	3,996	3,136	15,502	15,067
Warehousing and handling costs	972	984	2,852	3,285
Cost of goods sold	9,315	6,917	32,988	37,168
Lower of cost or net realizable value inventory adjustments	1,462	—	1,462	781
Gross Margin (Deficit)	$(1,108)	$(178)	$1,077	$(4,487)
Depreciation, depletion, and amortization incurred[2]	$1,517	$1,612	$4,595	$4,870

Sales volumes (in tons)	46	36	173	182
Production volumes (in tons)	54	60	183	162

Average Trio® net realized sales price per ton[3]	$204	$200	$201	$194
1 Sales include sales of byproducts which were $1.3 million and $0.5 million for the three months ended September 30, 2019, and 2018, respectively, and $3.6 million and $1.4 million for the nine months ended September 30, 2019, and 2018, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2019, and 2018
Trio® segment sales increased 35% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was due to a $3.1 million increase in Trio® sales and a $0.8 million increase in Trio® byproduct sales.
Trio® sales increased 30% in the third quarter of 2019, as compared to the third quarter of 2018. The increase was due to a 28% increase in Trio® tons sold combined with a 2% increase in the average net realized sales price per ton. Domestic Trio® tons sold increased 30%, while international Trio® tons sold were flat. Domestic Trio® tons sold benefited from good subscription under the Trio® summer fill program as customers that delayed purchases late in the second quarter of 2019 due to an expectation of declining prices purchased Trio® in the third quarter of 2019. Our Trio® average net realized sales price improved in the third quarter of 2019, as compared to the third quarter of 2018, due mainly to higher pricing for Trio® products in domestic markets.
Trio® byproduct sales increased due to a $0.7 million increase in byproduct water sales, as a higher proportion of our total water sales in the third quarter of 2019 was from byproduct water used in the Trio® production process.
Trio® freight costs increased 27% in the third quarter of 2019, compared to the third quarter of 2018, mainly due to an increase in Trio® tons sold. Our freight expense is also impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 35% in the third quarter of 2019, compared to the third quarter of 2018, due mainly to the 28% increase in Trio® tons sold. We also recorded a $1.5 million expense related to the net realizable value of product we moved to an off-site warehouse for a potential future international shipment.
Our Trio® production volume decreased by 10% in the third quarter of 2019, compared to the third quarter of 2018, as we increased the amount of standard-sized product used to produce our premium Trio® product and we incurred higher loses in the production of our premium Trio®.
Our Trio® segment generated a gross deficit of $1.1 million in the third quarter of 2019, compared to a gross deficit of $0.2 million in the third quarter of 2018, due to the factors discussed above.

Nine Months Ended September 30, 2019, and 2018

Trio® segment sales increased 4% for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in sales was driven by a $2.2 million increase in Trio® byproduct sales.
Trio® sales for the nine months ended September 30, 2019, decreased $0.1 million as compared to the same period in 2018, as Trio® tons sold decreased 5%, partially offset by a 4% increase in Trio® average net realized sales price per ton. Decreased sales volume resulted from wet weather in parts of the U.S., which reduced our domestic shipments during the first nine months of the year, partially offset by an increase in international sales. Our Trio® average net realized sales price improved, due mainly to higher pricing for Trio® products in domestic markets.
Trio® byproducts sales increased $2.2 million during the first nine months of 2019, as compared to the same period in 2018. The increase was driven by a $1.8 million increase in Trio® byproduct water sales and a $0.4 million increase in Trio® segment salt sales. A higher proportion of our total water sales during the first nine months of 2019, as compared to the same period in 2018, was from Trio® byproduct water and Trio® byproduct salt sales increased due to offering a new road salt product from our Trio® facility in 2019.
Trio® freight costs increased 3% in the first nine months of 2019, compared to the same period in 2018, as lower sales tons were offset by an increase in international shipments which carry higher per ton freight rates. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 11%, compared to the first nine months of 2018, due mainly to a 5% decrease in Trio® tons sold and an increase in sales tons in which the carrying cost of those tons had been previously written down to their estimated net realizable value.
Our Trio® production tons increased by 13% in the first nine months of 2019, compared to the same period in 2018, primarily due to increased conversion of work-in-progress inventory into premium Trio®. Most of our production costs are fixed and an increase in production tons lowers our per ton cost of Trio®.
Our Trio® segment generated gross margin of $1.1 million in the first nine months of 2019, compared to a gross deficit of $4.5 million in the first nine months of 2018. The improvement to gross margin during the first nine months of 2019, compared to a gross deficit during the first nine months of 2018, was due to the factors discussed above, partially offset by a decrease to gross margin in 2019 due to an increase of $0.7 million in expense related to the net realizable value of product.
Additional Information Relating to Trio®
The percentage of Trio® tons sold into the export market decreased during the three and nine months ended September 30, 2019, and 2018, as shown below:

	United States	Export
For the Three Months Ended September 30, 2019	86%	14%
For the Nine Months Ended September 30, 2019	77%	23%

For the Three Months Ended September 30, 2018	83%	17%
For the Nine Months Ended September 30, 2018	81%	19%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Sales	$7,310	$4,038	$19,574	$12,918
Less: Freight costs	—	—	861	—
Warehousing and handling costs	—	1	—	9
Cost of goods sold	3,841	1,988	8,682	3,313
Gross Margin	$3,469	$2,049	$10,031	$9,596
Depreciation, depletion, and amortization incurred	$747	$97	$1,170	$239
Three Months Ended September 30, 2019, and 2018
We offer a variety of products and services from our oilfield solutions segment, including water, high-speed potassium chloride mixing services, trucking services, and other products and services. In addition to sales of water, Intrepid South also generates revenue from the sale of caliche, a produced water royalty, easements, and surface use agreements with operators. Our oilfield solutions segment sales increased $3.3 million in the third quarter of 2019, compared to the same period in 2018, mainly due to a $1.6 million increase in sales of other products and services and a $1.7 million increase in water sales. Increased water sales during the third quarter were partially offset by an increase in byproduct water sales recorded in the potash and Trio® segments, which has a corresponding decrease in water sales recorded in the oilfield solutions segment. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
Cost of goods sold increased $1.9 million due to an increase in the cost of delivering water from the Pecos River, third-party costs to move water on Intrepid South as we expand existing infrastructure, and additional depreciation expense for the Intrepid South assets acquired in May 2019.
Nine Months Ended September 30, 2019, and 2018
Our oilfield solutions segment sales increased $6.7 million in the first nine months of 2019, compared to the same period in 2018, due to a $2.0 million increase in sales of potassium chloride brine used in our high-speed mixing service, a $3.3 million increase in other sales and a $1.3 million increase in water sales compared to the first nine months of 2018.
Cost of goods sold increased $5.4 million in the nine months ended September 30, 2019 compared to the same period in 2018, due to increased sales of potassium chloride used in our high-speed mixing service, third-party costs to move water on Intrepid South while we expand existing infrastructure, and additional depreciation expense for the Intrepid South assets acquired in May 2019.

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio®, water, various products and services that support the oil and gas industry and byproducts and are determined by the quantities of product we sell and the sales prices we realize. For potash, Trio®, and byproduct salt sales, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on most of our potash, Trio®, and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any byproduct sales and freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, thereby negatively influencing our average net realized sales price per ton. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.

The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.
Our water sales are driven by demand from oil and gas exploration and production companies drilling in the northern Delaware Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling, which is currently occurring in the northern Delaware Basin. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and other products and services that support the oil and gas industry.
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
Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, evaporation rates at our solar solution ponds, levels of mine development, plant operating performance, and downtime. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility.
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and nine months ended September 30, 2019, our average royalty rate was 4.3% and 4.4%, respectively. For both the three and nine months ended September 30, 2018, our average royalty rate was 4.3%.
Income Taxes
We are subject to federal and state income taxes on our taxable income. During the three and nine months ended September 30, 2019, we realized an immaterial amount of income tax benefit. During the three and nine months ended September 30, 2018, we incurred immaterial amounts of income tax expense. Our effective tax rate for the three and nine months ended September 30, 2018, was 2% and 1%, respectively. Our effective tax rates differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
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
As of September 30, 2019, we were in a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and the first nine months of 2019, thereby requiring us to maintain the full valuation allowance as of September 30, 2019. We continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
During the first nine months of 2019, cash paid for property, plant, equipment, mineral properties, intangible, and other assets was $76.8 million, including $59.3 million relating to acquisitions and $17.5 million in other capital expenditures. We expect total capital expenditures excluding acquisitions for 2019 to be approximately $25 million to $30 million, which includes capital investments relating to our newly acquired assets. We anticipate our remaining 2019 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of September 30, 2019, we had cash of $13.0 million, compared with cash of $33.2 million at December 31, 2018. In May 2019, we completed our acquisition of Intrepid South. The purchase price was $53.0 million, and in addition we capitalized $3.2 million in acquisition-related fees. We also purchased a 50% undivided interest in certain land in Texas near Intrepid South for $3.1 million, which may be used to support oil and gas activities in the area.
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
The following summarizes our cash flow activity for the nine months ended September 30, 2019, and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$37,617	$52,945
Cash flows used in investing activities	$(76,753)	$(12,576)
Cash flows provided by (used in) financing activities	$19,091	$(4,224)
Operating Activities
Total cash provided by operating activities through September 30, 2019, was $37.6 million, a decrease of $15.3 million compared with the first nine months of 2018. The decrease was mainly driven by a decrease in contract liability additions, increases in trade and other receivables balances, and a decrease in cash received from refundable income taxes.
Investing Activities
Total cash used in investing activities increased by $64.2 million in the first nine months of 2019, compared with the same period in 2018, as we paid $56.2 million to complete the Intrepid South asset acquisition and $3.1 million to acquire other land near Intrepid South. Other additions to property, plant, equipment, and mineral properties increased $4.9 million compared to the first nine months in 2018.
Financing Activities
Total cash provided by financing activities increased by $23.3 million in the first nine months of 2019, compared with the same period in 2018. In the first nine months of 2019, we received $19.8 million of net proceeds from borrowings under our credit facility compared to $3.9 million in net repayments made on short-term borrowings under our credit facility in the first nine months of 2018.
Senior Notes
As of September 30, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025

The agreement governing the Notes contains certain financial covenants, including the following:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of September 30, 2019, was 12.6 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of September 30, 2019, was 1.2 to 1.0, therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For all of the three- and nine-month periods ended September 30, 2019, and 2018, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of September 30, 2019.
Our outstanding long-term debt, net, as of September 30, 2019, and December 31, 2018, was as follows (in thousands):

	September 30, 2019	December 31, 2018
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	—
Less deferred financing costs	(275)	(358)
Long-term debt, net	$29,725	$49,642
Credit Facility—We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of September 30, 2019, borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the nine months ended September 30, 2019, we borrowed $30.3 million and repaid $10.5 million under the facility. As of September 30, 2019, we had $19.8 million of borrowings outstanding and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $54.2 million available to be borrowed under the facility as of September 30, 2019. We were in compliance with the applicable covenants under the facility as of September 30, 2019.
During the three months ended September 30, 2018, we had no borrowings or repayments under the facility. During the nine months ended September 30, 2018, we borrowed $13.5 million and repaid $17.4 million under the facility.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2019, and 2018:

	Three Months Ended September 30,
	2019		2018
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$29,213	$14,637	$26,513	$10,859
Less: Segment byproduct sales	4,971	1,267	4,343	539
Freight costs	3,478	3,996	3,060	3,136
Subtotal	$20,764	$9,374	$19,110	$7,184

Divided by:
Tons sold	78	46	74	36
Average net realized sales price per ton	$266	$204	$258	$200

	Nine Months Ended September 30,
	2019		2018
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$99,090	$53,881	$89,174	$51,814
Less: Segment byproduct sales	14,283	3,598	11,752	1,417
Freight costs	10,325	15,503	9,801	15,062
Subtotal	$74,482	$34,780	$67,621	$35,335

Divided by:
Tons sold	261	173	269	182
Average net realized sales price per ton	$285	$201	$251	$194

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2018, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2015, Mosaic Potash Carlsbad Inc. ("Mosaic") filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions. Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. Discovery is complete. In September 2019, the court set trial dates of April 27 through May 8, 2020. We believe that we have defenses against the claims asserted, and we are vigorously defending against the lawsuit.
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenge the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. We are currently allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding, the Protestants have protested these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process until the adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of our Pecos River water rights. In addition, the Protestants are asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. We believe that our legal position with respect to the validity of our water rights is solid, and we are vigorously defending against this matter.
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
10.1
Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders parties thereto (incorporated by reference to our Current Report on Form 8-K (File No. 001-34025) filed on August 1, 2019).

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

INTREPID POTASH, INC. (Registrant)

Dated: November 5, 2019	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: November 5, 2019	/s/ Joseph G. Montoya
Joseph G. Montoya - Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)