Form 10-K
period 2019-12-31
Intrepid Potash, Inc.
filed 2020-03-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2019, the last trading day of the registrant's most recently completed second fiscal quarter, of $3.36 per share as reported on the New York Stock Exchange was $390 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 26, 2020, the registrant had 131,688,835 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2020 annual meeting of stockholders to be filed within 120 days after December 31, 2019.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K:

•	"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

•
"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which was placed in care-and-maintenance mode in mid‑2016. "Intrepid South" refers to certain land, water rights, and other related assets in southeast New Mexico we acquired from Dinwiddie Cattle Company in May 2019. You can find more information about our facilities in Item 2 of this Annual Report on Form 10-K.

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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, other related assets in Lea County, New Mexico, from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million. A reduction of $12 million from the original $65 million purchase price was agreed upon by the parties prior to closing subject to issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue related to Intrepid South and certain other properties located near Intrepid South. We capitalized $3.2 million of acquisition fees related to the purchase of the Intrepid South Assets.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2019	2018	2017
Potash	47%	52%	54%
Trio®	29%	31%	36%
Water	12%	10%	4%
Salt	6%	2%	3%
Magnesium Chloride	2%	3%	3%
Brines	1%	1%	—%
Other	3%	1%	—%
Total	100%	100%	100%
We have three segments: potash, Trio®, and oilfield solutions. Prior to the adoption of Accounting Standards Codification ("ASC") Topic 606 Revenue from Contract with Customers ("ASC 606"), on January 1, 2018, we accounted for the sale of byproducts as a credit to cost of goods sold.
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
During 2019, we supplied 0.5% of annual world potassium consumption and 3.9% of annual U.S. potassium consumption.
Substantially all of our potash is sold in the United States, and many of our potash sales are geographically concentrated in the central and western United States. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. For more information, please see "Seasonality." A significant portion of our industrial sales are derived from oil and gas customers and vary based on the price of potash, the availability and price of substitute products, and changes in industry preferences.
Trio®
Trio® is our specialty fertilizer that delivers potassium, sulfate, and magnesium in a single particle and has the added benefit of being low in chloride. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium, granular, standard, and fine standard sizes for sale both domestically and internationally.
Oilfield Solutions
We have water rights in New Mexico under which we sell water primarily for industrial uses in the oil and gas services industry. We also offer potassium chloride ("KCl") real-time mixing services on location for hydraulic fracturing operations and trucking services. In May 2019 we acquired Intrepid South as part of our strategy to expand our sales of water and other related products and services that support oil and gas development in the Permian Basin in southeast New Mexico. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. We sell water on Intrepid South under a joint marketing agreement with NGL Energy Partners, a land and water rights owner adjacent to our South property. Under this agreement, we are responsible for the marketing, sale, and delivery of water to various customers across our combined acreage. Demand for water and other oilfield related products and services is due to the significant oil and gas activity and development in southeast New Mexico. We continue to work to expand our agreements with operators in the area.
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
Our annual production rates for potash and Trio® are less than our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, product demand, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.
We also have pipelines and ponds that we use to deliver water to customers. As mentioned above, we acquired Intrepid South in May 2019 which increased our water rights and water delivery infrastructure.
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
The world potash market has long been characterized by nameplate production capacities that exceed demand. A significant portion of this capacity is controlled by a few companies and this concentration increased in early 2018 with the merger of two Canadian producers. Historically, these larger producers have managed production levels to approximate world demand. Several international brownfield and greenfield expansions have also begun production, with increases in production rates expected over the next few years. Due to the increased production, near-term potash pricing will likely depend on the larger producers' ability to continue to manage this supply and demand balance through decreased utilization rates, a practice we saw in effect in the second half of 2019 as producers removed approximately four million tons of expected production through extended outages at certain facilities. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities and the continued progress of key expansion projects across the globe make this unlikely for at least the next few years.
The United States potash market is also impacted by the volume of imports. A change in the volume of imports could result in a material change to potash prices in the United States.

Virtually all of the world's potash is currently extracted from 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 89% of the world's aggregate potash production during 2018. During this time period, the top nine potash producers supplied approximately 97% of world production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 31% of the global potash production in 2018, one producer in Russia supplied approximately 17% of global potash production in 2018 and one producer in Belarus supplied approximately 17% of the global potash production in 2018.
Hydraulically fractured horizontal wells account for the majority of oil and gas wells drilled in the United States today and are responsible for the record amount of fossil fuels produced in the United States in recent years. The use of horizontal drilling in oil and gas production allows a well to remain in contact with the targeted formation, increasing production compared to a vertically drilled well. This process has resulted in longer wells, with some horizontal drilling sections reaching several miles long. The increase in horizontal drilling has also increased the use of fresh water, with a single frac potentially using millions of gallons. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Fresh water is important in the fracking process, as impurities in the water can impact the overall effectiveness of the frac. The majority of water used in fracking is transported by pipeline to the frac site, where it is stored in ponds or storage tanks.
The most productive region in the United States for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2020, the Permian Basin produced approximately 4.8 million barrels of oil per day. For comparison, the next most productive region in the United States produced approximately 1.5 million barrels of oil per day. In addition to producing wells, the Permian Basin also had approximately 3,600 drilled but uncompleted wells as of December 2019.

Competition and Competitive Strategy
We sell into commodity markets and compete based on delivered price, our ability to deliver product in a timely manner, and product quality. We also compete based on the durability, particle size, and potassium oxide content of our potash and Trio® products. For potash, we compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients and blended products. For water, we compete primarily with water-specialty companies, farmers, and ranchers operating in or near the Permian Basin in New Mexico. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more diverse assets and products, geographically and/or access to less expensive mining assets, any of which could allow them to respond more quickly to new or changing opportunities.
Our competitive strategy is focused on the following:

•
Maximize potash gross margin and optimize potash production. All of our potash production comes from solar solution mines, which carry fewer fixed costs than our conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. In addition, we have the advantage of being located close to the markets we serve, and the North American market is significantly larger than our production capacity. As a result, we are able to selectively participate in the markets that we believe will provide the highest average net realized sales price per ton. We also attempt to maximize our gross margin by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach. Long-term, we have optimization and expansion opportunities at our solution mining facilities, that, over time, could further reduce our per-ton costs and increase our potash production. For example, we have potential expansion opportunities at our HB mine.

•
Expand Trio® sales and maximize gross margin. We plan to continue to expand our sales and marketing efforts for Trio®. These efforts include continued education in international markets and an increased marketing effort in domestic organic markets. In order to maximize gross margin, we are working to optimize our production process to recover more of the langbeinite we mine and to produce more granular-sized product, which is preferred by most markets. Given the current pricing and demand environment, we intend to continue to operate our Trio® facility at reduced production levels and expect to continue to do so for the foreseeable future.

•
Expand offerings of oilfield solutions. We intend to continue working to expand sales of water, particularly to service the oil and gas markets near our operating plants in New Mexico. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. As a result of these efforts, our water sales increased significantly over the past three years. In addition, as described above, in May 2019, we purchased land, water rights, and other assets in the Permian Basin which we operate as Intrepid South. These additional water rights contributed to the growth in water sales in 2019 and we expect to increase the amount of water available for sale on the Intrepid South property over the next few years through additional infrastructure investment and permitting. The Intrepid South property also generates revenue from the sale of caliche, a produced water royalty, and right-of-way and surface use agreements with oil and gas operators.

•
Continue diversification of products and services. We recover magnesium chloride, salt, brines, and water during the production of potash and Trio®. These byproducts offer additional diversity to our portfolio of product and service offerings. As we continue to look for opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our product and service offerings. For example, we are adding a brine station on the Intrepid South property and we are in the process of developing a produced water facility with a partner near our Intrepid South property which we expect will begin operating in mid-2020. We may also expand into oil and natural gas exploration and production, or into new products or services in our current industry or other industries.

Competitive Strengths

•
U.S.-based producer. We are the only producer of potash in the United States. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to our customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes also support this advantage.

As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 5.0% of our potash and Trio® sales less their related freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.

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

•
Water rights. We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased our total water rights available for sale and our footprint in and around the Delaware Basin. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.

•
Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2019, these markets represented approximately 74%, 12%, and 14% of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity promote the benefits of potash in drilling activities and to increase our industrial sales volumes.

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

Seasonality
The sales pattern for potash sold into the agricultural market is seasonal. Over the last three years, our monthly potash sales volume has been highest in March through May and September through November when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the United States. In turn, our monthly potash sales volume has been the lowest in July and December. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our domestic Trio® sales volume has been highest in March and April, as Trio® products are typically applied to crops in the United States during the spring planting season. Demand for the spring planting season generally runs from December to May, during which we have sold approximately 60% of our domestic Trio® volumes over the past three years. As we expand our Trio® sales efforts outside of the United States, we expect the overall seasonality of our Trio® sales to be impacted by the timing of deliveries to warehouses as we generally ship in larger volumes to minimize per ton transportation costs.
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
Demand for our oilfield products and services is highly correlated to oil and gas exploration activities and can vary from quarter to quarter.
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
In each of 2019, 2018 and 2017, no customer accounted for more than 10% of our total sales.

Environmental, Safety, and Health Matters
We are subject to an evolving set of federal, state, and local environmental, safety, and health laws that regulate, among other things; (1) soil, air, and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who assist in monitoring our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2019, we had approximately $4.0 million of capital investments, and $0.5 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $1.0 million to $3.0 million for environmental related capital projects in both 2020 and 2021. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued emphasis on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2019, is approximately $22.3 million, which is reflected in our audited financial statements found elsewhere in this Annual Report on Form 10-K. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell from leased land owned by the U.S. government, the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2019, we paid $7.9 million in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. For certain water sales we pay an $0.11 per barrel sold royalty to the State of New Mexico.
Employees
As of January 31, 2020, we had 445 employees, the majority of which were full-time employees.
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

Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	61	Executive Chairman of the Board, President, and Chief Executive Officer
Robert E. Baldridge	58	Senior Vice President - New Mexico
Mark A. McDonald	55	Vice President of Sales and Marketing
Matthew D. Preston	35	Vice President, Finance
Kyle R. Smith	46	Vice President, General Counsel and Secretary
E. Brian Stone	57	Chief Operating Officer
Erica K. Wyatt	47	Chief Human Resources Officer
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
Robert E. Baldridge has served as our Senior Vice President - New Mexico since December 2019. Mr. Baldridge served as General Manager of our New Mexico operations from July 2010 to December 2019 and Manager of Mines since our formation in 2007. Previously Mr. Baldridge served as Mine Manager of Intrepid Mining from 2003 until its dissolution at the time of our IPO in 2008. Prior to joining Intrepid, Mr. Baldridge held various positions with Mississippi Potash, Inc. from 1988 to 2003. Mr. Baldridge has over 30 years experience in the potash mining industry.
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
Matthew D. Preston has served as our Vice President of Finance since November 2019. Mr. Preston also serves as our principal financial officer and principal accounting officer. Mr. Preston served as our Director of Budget and Forecast from April 2016 to November 2019. Previously, Mr. Preston served in successively more senior finance roles since joining Intrepid in 2008, including Senior Manager of Budget and Forecast, Manager of Budget and Forecast, and Financial Analyst.
Kyle R. Smith has served as our Vice President, General Counsel and Secretary since December 2019. Before joining Intrepid, Mr. Smith served as General Counsel for an Alaska Native Claims Settlement Act Regional Corporation. Prior to that, Mr. Smith was in private practice from July 2017 to January 2019, served as Executive Vice President and General Counsel for Echo Energy, a start-up pure-play oil and gas operator from December 2016 to June 2017, and as Assistant General Counsel for Operations for Continental Resources, a large independent upstream producer, from June 2014 to June 2016.
E. Brian Stone has served as our Chief Operating Officer since December 2019. Prior to joining Intrepid, Mr. Stone was the Chief Operating Officer for Hupecol Operating Co. LLC, an international oil and gas company focused on South America and Europe, from 2005 to 2019.
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
You should carefully consider the following risk factors. Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us. See "Cautionary Note Regarding Forward-Looking Statements."
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
We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. The land is comprised of fee, federal, and state acreage. If there are changes in state or federal regulations regarding oil and gas production or water usage, this could materially impact our ability to monetize our water rights. Third parties regularly challenge our applications for permits to sell water under our water rights. We may not be successful in these efforts. In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water, increase the cost to provide water, or result in our having to refund prepayments that we have received for future water sales. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs. Any of these events could adversely impact our financial condition and results of operations.
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. A significant portion our water sales are being made under preliminary authorizations issued by the OSE.
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
We continue to look for opportunities designed to maximize the value of our existing assets, such as through increased production and sales of water, salt, and brine. For example, in 2019 we purchased water and real property assets in southeastern New Mexico, which we refer to as Intrepid South, in an effort to expand our water sales and other revenue from the oil and gas industry. We are also exploring ways to potentially monetize the known but small lithium resource in our Wendover ponds. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets. For example, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries. We may not be able to successfully implement any alteration or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce the expected benefits.
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
Any of these items could negatively impact our financial condition and results of operations. See “-Our acquisition of Intrepid South may not achieve the intended results or anticipated cost and operational synergies, which could negatively impact us.”
Our acquisition of Intrepid South may not achieve the intended results or anticipated cost and operational synergies, which could negatively impact us.
In 2019, we purchased water and real property assets from Dinwiddie Cattle Company in southeastern New Mexico in an effort to expand our water sales and other revenue from the oil and gas industry. The success of the acquisition of Intrepid South will depend, in part, on our ability to realize anticipated cost and operational synergies. However, the acquisition may not produce the expected benefits, or we may not realize the synergies that we expect to achieve. Our success in realizing these cost synergies, and the timing of this realization, depends on our ability to expand our water sales and other revenue from the oil and gas industry. Even if we are able to integrate the acquired assets and operations successfully, this integration may not result in the realization of the full benefits of the cost and operational synergies that we currently expect within the anticipated time frame, or at all.

Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2019, we had outstanding $50 million aggregate principal amount of senior notes. We also have $19.8 million outstanding under a revolving credit facility that allows us to borrow up to $75 million, as of December 31, 2019. We may incur additional indebtedness in the future. The agreements governing the senior notes and credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
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
The credit facility expires in 2024 and the senior notes are due in 2020, 2023, and 2025. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
Despite our current level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.
While the agreements governing our indebtedness also contains restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.
The proposed phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our financial results.
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The agreement governing our revolving credit facility is indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including certain of our debt that is indexed to USD-LIBOR. Furthermore, we may need to renegotiate any debt agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.
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
We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, due to decreased pricing during the year ended December 31, 2019, we recorded lower of cost or net realizable value ("lower of cost or NRV") inventory adjustments totaling $1.8 million.
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
Existing or expanded oil and gas development near our mines could result in methane gas leaking from an oil and gas well into our mines. We test our mines regularly for methane gas. However, unlike coal mines, our mines are not constructed or equipped to deal with methane gas. Any intrusion of methane gas into our mines could cause a fire or an explosion resulting in loss of life or significant property damage or could require the suspension of all mining operations until the completion of extensive modifications and re-equipping of the mine. The costs of modifying our mines and equipment could make it uneconomical to reopen our mines. You can find more information about the co-development of potash and oil and gas resources near our New Mexico facilities under the risk factor below entitled "-Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations."
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
For example, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2019, approximately 22% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue ("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019 and we are in the process of responding to their initial report.
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
Physical effects of climate change, and climate change legislation, could have a negative effect on us and our customers, and, in turn, our results of operations.
The prospective impact of climate change on our operations and our customers’ operations remains uncertain, but the physical effects of climate change could have an adverse effect on us and our customers as experts believe that climate change may be associated with more extreme weather conditions. These effects could include, but may not be limited to, changes in regional weather patterns, including drought and rainfall levels, timing and duration of wintry precipitation and snow events, water availability, sea levels, storm patterns and intensities and temperature levels, including increased volatility in seasonal temperatures via excessively hot or cold temperatures. These extreme weather conditions could vary by geographic location.
Severe climate change could have an adverse effect on our costs, production, or sales, especially with respect to our solar operations, which require hot, arid summer weather conditions. Prolonged periods of precipitation or cooler weather during the evaporation season could reduce evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated freshwater run-off could change brine levels, impacting our mineral harvesting process at our Wendover facility. The occurrence of these events at our solar operations could lead to decreased production levels, increased operating costs and require us to make significant additional capital expenditures. Furthermore, weather conditions have historically caused volatility in the agricultural industry and, as a result, in our results of operations, by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our products and our customers’ creditworthiness. Weather conditions can also lead to drought or wild fires, which could adversely impact growers’ crop yields and the uptake of our products, which would reduce the need for application of our products for the following planting season, which could result in lower demand for our products and negatively impact the prices of our products. Finally, salt and magnesium chloride sales into the deicing market and our ability to utilize certain water rights for sale into oil and gas markets may be adversely affected by weather conditions in our markets. Any prolonged change in weather patterns in our markets, as a result of climate change or otherwise, could have a material impact on the results of our operations. In addition, in recent years, the United States Congress has considered legislation to reduce emissions of greenhouse gases (“GHGs”). These initiatives could restrict our or our customers’ operations, require us or our customers to make changes in our respective businesses that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise materially adversely affect our financial condition and results of operations. As of the date of this Annual Report on Form 10-K, it appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we and our customers could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Independent of Congress, the environmental protection agency has adopted regulations controlling GHG emissions under its existing authority under the Clean Air Act (the “CAA”). For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis.
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. However, in June 2017, President Trump announced that the United States intended to withdraw from the Paris Agreement and to seek negotiations either to re-enter the Paris Agreement on different terms or enter into a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on our industry or our customers’ industries, it could have an adverse effect on our business because substantial limitations on GHG emissions could adversely affect demand for our products or the products produced by our customers.
It is also possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operations, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact us. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as Canada, Russia, and Belarus, are less stringent than in the United States, our competitors could gain cost or other competitive advantages over us.
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
We rely on a variety of information technology and automated operating systems to manage or support our operations. In particular, we depend on our information technology systems for a variety of functions, including, but not limited to, financial reporting, inventory management, procurement, invoicing and email. We also have access to, and we create and store, sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as of a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these cybersecurity measures may not be adequate. Any security breaches could compromise our networks and the information stored on them could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our relationships with our customers or result in legal claims or proceedings, any of which could adversely affect our business, reputation, and operating results.
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

The market price of our common stock has historically experienced, and may continue to experience, volatility. For example, during 2019, the market price of our common stock ranged between $2.06 and $4.39. These fluctuations may continue because of numerous factors, including, but not limited to, the following:

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
In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." This property, located in Lea County in southeastern New Mexico, is comprised of 22,154 surface acres, 27,868 acres of BLM grazing leases and 10,097 acres of pending State of New Mexico grazing leases.

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
.

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
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2019, approximately 22% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
Proven and Probable Reserves
Our potash (produced from sylvite ore) and langbeinite (marketed as Trio®) reserves each have substantial life, with remaining reserve life ranging from three years to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2019, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us as described in footnote one below the table. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2019.

Our Proven and Probable Reserves 1

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl
Potash
West [2]	1931	Underground	51	82,640	22.8%	15,410	36,060	16.0%	6,540
East	1965	Underground	3	5,360	21.7%	920	3,510	22.6%	650
HB Mine [2,9]	2012	Solution	36	17,390	36.4%	5,900	2,190	40.2%	790
Moab	1965	Solution	100+	29,470	44.4%	11,450	31,400	46.2%	14,760
Wendover [10]	1932	Brine Evaporation	30	—	—	—	—	0.7%	3,120
Total Potash					32.5%	33,680		32.3%	25,860

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite
Langbeinite
East [8,11]	1965	Underground	34	31,220	43.3%	12,170	17,980	37.0%	6,490

[1]
The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2019. Agapito's analysis for the West, East and HB mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2019, and 2018. As a result of the Agapito 2019 review, langbeinite reserves decreased in the East mine and sylvite reserves increased in the West mine compared to previously reported reserves. The change in reserves was primarily due to the reclassification of reserves in the 3rd and 4th ore zones from langbeinite to sylvite. The cutoff grade for langbeinite also increased, thus decreasing reserves. The HB mine reserve estimate decreased due to depletion for 2019 production from the HB mine. The Moab property reserves are based on Agapito's 2018 mine reserve estimate adjusted for depletion for 2019 production. The Wendover property reserves are based on Agapito's 2018 brine aquifer reserve. However, depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by, and within the mining industry, and that are consistent with the requirements of U.S. securities laws.

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

[8]
Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Ore reserves in the East 5th ore zone contain both sylvite and langbeinite which we call mixed ore. We ceased processing sylvite at the East facility in April 2016, and only the langbeinite ore contained in the East 5th ore zone is included in the mine reserve estimate. Additionally, the reserve amounts include the West mine 4th ore zone which contains langbeinite that we anticipate will be processed at the East facility.

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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2019, 2018, and 2017.
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

Our Production of Potash and Trio®
One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2019, 2018, and 2017:

(tons in thousands)	Year Ended December 31,
	2019			2018			2017
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	734	16.9%	158	679	17.4%	150	728	18.0%	172
Moab	509	15.6%	94	506	15.8%	105	472	16.7%	109
Wendover	409	15.1%	75	404	17.3%	89	362	15.9%	78
	1,652		327	1,589		344	1,562		359
Langbeinite
East [2]	944	9.1%	228	935	9.1%	217	1,177	8.0%	243
Total Primary Products			555			561			602
1 Mill feed grade shown is as percent of K2O. Mill freed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).

Water and Byproduct Production
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. During the extraction of potash and Trio®, we recover marketable salt, magnesium chloride, metal recovery salts, water, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. At our Moab and Wendover facilities, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. Metal recovery salt is a combination of potash and salt that chemically enhances the recovery of aluminum in recycling processing facilities. Our brines are used primarily by the oil and gas industry to support well development and completion activities.

ITEM 3.	LEGAL PROCEEDINGS
In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. A settlement conference is scheduled for March 25, 2020 and a trial date has been set for April 27, 2020 through May 8, 2020. The lawsuit has progressed through discovery with many pending motions and additions concerning both the facts and confidentiality procedures concerning trade secrets. We believe that we have defenses against the claims asserted and we are vigorously defending against the lawsuit.
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenge the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. We are currently allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding, the Protestants have protested these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process until the agreed-upon adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of our Pecos River water rights. In February 2020, the Protestants filed a Writ of Mandamus against the OSE concerning these permits despite the agreed stipulation to jurisdiction of the adjudication court. A hearing regarding this Writ will be heard in early March 2020. In addition, the Protestants are asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. We believe that our legal position with respect to the validity of our water rights is solid, and we are vigorously defending against this matter.
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
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 25, 2020, we had 67 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2014, through December 31, 2019, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of Potash Corporation of Saskatchewan Inc., The Mosaic Company, Compass Minerals International, Inc., and Agrium Inc. for the period beginning on December 31, 2014, through December 31, 2017, and The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd. from January 1, 2018, through December 31, 2019. On January 1, 2018, Potash Corporation of Saskatchewan Inc. and Agrium Inc. merged to form Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2014	$100.00	$100.00	$100.00	$100.00
December 31, 2015	$21.25	$70.19	$99.33	$87.57
December 31, 2016	$14.99	$81.94	$119.24	$105.32
December 31, 2017	$34.29	$91.30	$150.73	$131.75
December 31, 2018	$18.73	$83.75	$147.24	$110.44
December 31, 2019	$18.80	$81.81	$180.47	$132.26

200
180
160
140
120
100
80
60
40
20
0
Dollars
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2019, through October 31, 2019	–	—	–	N/A
November 1, 2019, through November 30, 2019	103,614	$2.53	–	N/A
December 1, 2019, through December 31, 2019	—	—	–	N/A
Total	103,614	$2.53	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Sales	$220,075	$208,270	$177,915	$212,097	$287,183
Net income (loss)	$13,631	$11,783	$(22,567)	$(64,183)	$(524,776)
Basic earnings (loss) per share:	$0.11	$0.09	$(0.20)	$(0.85)	$(6.94)
Diluted (loss) earnings per share:	$0.10	$0.09	$(0.20)	$(0.85)	$(6.94)

	December 31,
	2019	2018	2017	2016	2015
Total assets	$578,439	$525,231	$510,592	$537,551	$639,969
Long-term debt, net	$29,753	$49,642	$49,437	$133,434	$149,485

	December 31,
	2019	2018	2017	2016	2015
Cash, cash equivalents, and investments	$20,603	$33,222	$1,068	$4,464	$63,629
Stockholders' equity	$434,656	$417,263	$402,090	$362,567	$426,526
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million, and we incurred $3.2 million in acquisition-related fees. We are required to pay Dinwiddie Cattle Company an additional $12 million pending the resolution by Dinwiddie Cattle Company or others by May 1, 2020, of certain issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to Intrepid South and certain other properties located near Intrepid South.
We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2019, 2018, and 2017, a majority of our byproduct sales were accounted for in the potash segment.
Significant Business Trends and Activities
Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect these trends to continue to impact our results of operations, cash flows, and financial position.

•
Potash pricing and demand. Potash remained a significant driver of our profitability, comprising 47% of our total sales in 2019. Our average net realized sales price for potash increased in 2019 to $284 per ton compared to $256 per ton for 2018 due to price increases late in 2018 that we realized in 2019.

After the spring season, our competitors announced a summer fill program, reducing prices by $45 per ton. Proposed price increases after summer fill did not materialize and we continued to sell at summer pricing levels during the second half of 2019. Despite production curtailments of over four million tons by competitors in the second half of 2019, significant inventories remained available in early 2020. In response to these above average inventories, our competitors announced a winter fill pricing program in January 2020, reducing potash price by an additional $25 per ton. Customers had until January 22 to place orders for delivery through the end of the first quarter. Price levels increased by $20 after the order window. We expect good subscription under the program and expect to achieve higher pricing midway through the second quarter.
Similar to prior years, global effective capacity continues to exceed demand and larger producers have worked to balance stabilize the market through production curtailments. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

•
Trio® pricing and demand. Wet weather in parts of the United States resulted in below-average application during the first half of 2019 leading to a summer-fill program that reduced domestic Trio® pricing by $35 to $50 per ton depending on product grade. This program erased the domestic pricing increases we achieved in 2018. Two subsequent attempts to increase Trio® pricing, after the summer-fill window and again after the October-fill window, failed to gain traction with buyers and we continued to transact near summer-fill pricing levels in the fourth quarter of 2019.

Shortly after the winter-fill price announcement for potash in January 2020, a competitor announced a new pricing program which reduced delivered pricing for langbeinite to the price offered during the October-fill window. This price was in effect for orders placed in January and delivered by the end of the first quarter of 2020. After the delivery window, our competitor's list price increased by $10 per ton. We matched this pricing, effectively maintaining summer-fill pricing for tons delivered in the first quarter of 2020. We expect to achieve the increased price midway through the second quarter, but this could be affected by, among other things, weather, planting decisions, rail car availability, and the price and availability of other potassium products.
Overall average net realized sales price per ton for Trio® will continue be impacted by the percentage of international sales. Internationally, competition from lower cost alternatives and freight costs continue to negatively impact our average net realized sales price per ton. We continued, and plan to continue, our efforts to implement a price-over-volume strategy by focusing on international markets where we obtain the highest average net realized sales price per ton and thus the highest margin.
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

•
Water sales. Water sales increased in 2019 to $25.7 million, compared to $19.8 million in 2018, primarily due to the acquisition of Intrepid South and associated water rights in May 2019. Demand for water has been increasing due to increasing oil and gas activities in the Permian Basin near our facilities in New Mexico. We have put in place a diverse set of arrangements aimed at generating a long-term recurring revenue stream from water sales. We have contracts with various water customers from which we expect revenue of between $32 million to $45 million in 2020.

Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. A significant amount of our water sales are being made under preliminary authorizations issued by the OSE. Third parties have protested these preliminary authorizations. In February 2019, certain protestants filed an expedited inter se proceeding in New Mexico District Court as the adjudication court for the Pecos Stream System challenging the validity of our water rights relating to the Pecos River. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The OSE has temporarily stayed the hearing process until the adjudication process is complete. We continue to operate under the preliminary authorizations until the adjudication and hearing processes are complete. We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments. You can find more information about the adjudication and hearing processes in Note 15 to our consolidated financial statements.

•
Byproduct sales. Byproduct sales increased to $26.5 million in 2019 compared to $19.3 million in 2018. This increase was primarily due to increased water and brine sales in support of well development and completion activities in the Permian Basin. We also increased sales of salt during 2019, capitalizing on reduced availability in certain parts of the country. Record wet weather in the summer of 2019 in Wendover limited our production of magnesium chloride and is expected to limit product available for sale until the summer of 2020. While the market for magnesium chloride is somewhat weather dependent, we believe the overall demand for this product remains strong and we expect to return to average production and sales rates in the second half of 2020.

•
Weather impact. Evaporation rates in 2019 were below average across our facilities which will reduce production in the spring of 2020 when compared to the prior year. Above average rainfall at our Wendover facility also decreased our magnesium chloride production in 2019 and we expect to have limited volumes of magnesium chloride available for sale until the evaporation season begins in 2020.

•
Diversification of products and services. We continued to diversify our products and services in 2019, particularly with the acquisition of Intrepid South in May 2019. In addition to water sales, Intrepid South also generates revenue from right-of-way agreements, surface damages and easements, caliche sales, and a produced water royalty. These sales generated revenue of $3.7 million in 2019 and incur either minimal or no operating expense. We are in the process of adding a brine station at Intrepid South and are currently developing a produced water facility with a partner near Intrepid South. As we continue to diversify our portfolio, we may enter into new or complementary business that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands)	Year Ended December 31,
	2019	2018	2017
Sales[1]	$220,075	$208,270	$177,915

Cost of Goods Sold	$126,110	$121,955	$117,962

Gross Margin	$43,478	$38,271	$11,888

Net Income (Loss)	$13,631	$11,783	$(22,567)

Average Net Realized Sales Price per Ton[2]
Potash	$284	$256	$238
Trio®	$195	$199	$191

1Sales include sales of byproducts which were $26.5 million, $19.3 million and $12.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2019, and 2018
Our total sales increased $11.8 million, or 6% in 2019, compared to 2018, as a $7.2 million increase in byproduct sales, a $3.3 million increase in water sales, excluding byproduct water sales, and a $4.8 million increase in sales from other sources, was partly offset by a $3.0 million decrease in potash sales. Our water sales, excluding byproducts, increased 21% primarily due to increased water sales from the additional water rights we acquired with Intrepid South in May 2019 and continued strong demand from oil and gas operators near our properties. Sales from other revenue sources, which include high-speed mixing, right-of-way agreements, surface damages and easements, caliche sales, and a produced water royalty, increased as we completed additional mixing jobs in 2019, and due to the acquisition of Intrepid South in May 2019. Potash sales volumes decreased 12% in 2019, compared to 2018, due to wet weather during the spring application season and reduced sales in the fourth quarter of 2019, as a result of a delayed harvest and an expectation of reduced pricing entering the 2020 spring season. The decrease in potash tons sold was partially offset by an 11% increase in the average net realized sales price per ton in 2019, compared to 2018, as potash prices benefited from price increases late in 2018, that we captured during the first half of 2019.
Our total sales of byproducts derived from potash and Trio® production increased $7.2 million, or 38% in 2019, compared to 2018. The increase in byproducts sales was primarily driven by a $5.9 million increase in salt sales. In 2019, we sold 40% more tons of salt and the delivered price per ton was higher due to increased freight costs included in the delivered price. Like our potash and Trio® sales, our salt sales revenue includes the freight costs to deliver the product to the customer. Freight expense included in the delivered salt price increased in 2019, compared to the same period in 2018, as we expanded the geographic footprint of our salt customers. Our byproduct water sales increased $2.5 million in 2019, compared to 2018, due to the ongoing oil and gas activities in the northern Delaware Basin near our facilities. The increases in salt and by product water sales were partially offset by a $1.9 million decrease in magnesium chloride sales. Wet weather in Wendover reduced our production volumes, which limited the amount of product that was available for us to sell.
Cost of goods sold increased $4.2 million, or 3% in 2019, as compared to 2018, primarily due to third-party costs incurred to move water at Intrepid South, costs associated with our high-speed potassium mixing service, additional depreciation expense for the Intrepid South assets, and below-average evaporation at our potash facilities, which increased our per ton potash production costs.
Our gross margin percentage increased to 20% in 2019, compared to 18% in 2018. The increase was driven an increase in sales of higher-margin products, such as water and byproducts during 2019, compared to 2018.
Net income increased $1.8 million, or 16%, in 2019, compared to 2018, primarily driven by an increase in sales of higher-margin products, as discussed above, partly offset by an increase in selling and administrative expenses, as discussed below.

Selling and Administrative Expense
In 2019, selling and administrative expenses increased $3.1 million or 15% from 2018. The increase was due to a $1.6 million increase in legal expenses associated with outstanding litigation and various water protests, a $0.5 million change in bad debt expense, and a $0.4 million increase in labor expense. During 2018, we received payments on an account that had a full bad debt allowance against it. Those payments reduced our bad debt allowance, with a corresponding decrease to bad debt expense. Please see Item 3, "Legal Proceedings," contained in this Annual Report on Form 10-K, for further information on outstanding litigation.
Other Operating Expense
In 2019, we recognized other operating expense of $1.2 million compared to $0.1 million in 2018. In 2019, we recorded a $0.3 million expense related to the disposal of an asset, a $0.3 million expense due to timing of remediation work, and a $0.2 million expense related to a product recall.
Interest Expense
Interest expense decreased $0.8 million in 2019 compared to 2018, primarily due to a decrease in outstanding borrowings on our senior notes.
Consolidated Results for the Years Ended December 31, 2018, and 2017
Our total sales in 2018 increased $30.4 million, or 17%, as compared to 2017 primarily due to an increase in potash tons sold, increases in both potash and Trio® pricing, and an increase in water sales, primarily due to oil and gas drilling activity near our facilities in New Mexico. Byproduct revenue increased $6.6 million as we continue to execute on our strategy to grow sales of our byproducts.
Cost of goods sold increased $4.0 million, or 3% in 2018, as compared to 2017, primarily due to increased sales discussed above.
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
Net income increased $34.4 million, or 152%, in 2018 compared to 2017, primarily driven by higher gross margins, as discussed above, and the decrease in interest expense in 2018 compared to 2017, as discussed below.
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

Potash Segment Results

	Year Ended December 31,
(in thousands)	2019	2018	2017
Sales[1]	$124,648	$124,058	$107,917
Less: Freight costs	18,715	17,682	13,912
Warehousing and handling costs	4,745	5,046	5,556
Cost of goods sold	73,401	72,322	72,229
Lower of cost or NRV inventory adjustments	—	—	550
Gross Margin	$27,787	$29,008	$15,670
Depreciation, Depletion, and Amortization Incurred[2]	$25,796	$25,134	$26,485
Potash Sales Volumes (tons in thousands)	319	364	352
Potash Production Volumes (tons in thousands)	328	344	359
Average Potash Net Realized Sales Price per Ton[3]	$284	$256	$238
1Potash segment sales include byproduct sales which were $21.2 million, $16.6 million and $12.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2019, and 2018
Our total potash segment sales in 2019 were similar to the prior year, as an increase of $4.6 million in byproduct sales was mostly offset by a $4.1 million decrease in potash sales accounted for in the potash segment, as detailed below.
Potash sales accounted for in the potash segment decreased 4% during 2019, compared to 2018. The average net sales price per ton increased 11% to $284 per potash ton sold during 2019, compared to the same period in 2018, due to higher pricing in the first half of 2019. This was offset by a 12% decrease in potash tons sold as a delayed harvest and an expectation of flat or declining potash prices entering the 2020 spring season limited purchases in the fourth quarter of 2019. Our second half 2019 potash average net realized sales price per ton was also negatively impacted by a summer fill program announced in June 2019 by our competitors. Under the program, the potash list prices decreased by $45 per ton for orders placed before June 27 and scheduled for shipment during the third quarter and list prices were scheduled to increase $25 per ton after the order window closed. The increased list prices did not materialize and potash remained at the lower summer fill prices levels in the second half of 2019, which contributed to the decrease in potash sales revenue.
Total potash segment byproduct sales increased $4.6 million, or 28%, in 2019, as compared to 2018. The increase was driven by a $5.4 million increase in salt sales, a $0.7 million increase in brine sales and a $0.5 million increase in potash byproduct water sales, partially offset by a $1.9 million decrease in magnesium chloride sales. We saw increased salt sales into deicing markets due to severe weather in the 2019 winter and spring months. We also capitalized on salt supply shortages in certain parts of the United States, which expanded our sales geography compared to the prior year. As a result of this expanded geography, the delivered price per ton for salt increased as we incurred more freight to deliver salt to customers located farther from our facilities. Our byproduct water sales increased in 2019, as compared to the same period in 2018, as a higher proportion of our total water sales was from byproduct water. Wet weather in Wendover reduced our production of magnesium chloride in 2019 and we had less product available for sale.
Potash segment freight expense increased 6% in 2019, mainly driven by an increase in freight expense related to selling more tons of salt and the increased freight expense incurred to ship salt to customers located farther from our facilities as discussed above. Our freight expense is also impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 1% during 2019, as compared to 2018. Potash tons sold decreased 12%, but we experienced below average evaporation across our facilities, which contributed to higher per ton production costs. We also sold a higher percentage of potash tons from our New Mexico facility during 2019 as compared to 2018, which carry a higher average cost than potash tons produced from our Utah facilities because we incur more depreciation expense at our New Mexico facilities.

    Our potash segment gross margin decreased $1.2 million in 2019, compared to 2018, due to the factors discussed above.
Potash Segment Results for the Years Ended December 31, 2018, and 2017
Potash sales increased in 2018 compared to 2017 due to a 3% increase in potash tons sold and an 8% increase in potash pricing as price increases announced earlier in 2018 were realized during the rest of 2018. Increased demand from the oil and gas industry drove the $4.2 million increase in our byproduct sales.
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

Potash Segment - Additional Information
The table below shows our potash sales mix for 2019, 2018, and 2017.

	Year Ended December 31,
	2019	2018	2017
Agricultural	74%	74%	77%
Industrial	12%	14%	10%
Feed	14%	12%	13%
Historically, sales into the industrial and feed markets have carried a higher average net realized sales price per ton compared to sales into the agricultural market. As a result, we continue to work to increase the percentage of potash sales into the industrial and feed markets.

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2019	2018	2017
Sales[1]	$69,551	$66,808	$63,686
Less: Freight costs	20,514	19,370	18,104
Warehousing and handling costs	3,876	4,225	4,114
Cost of goods sold	42,251	45,284	45,187
Lower of cost or NRV inventory adjustments	1,810	1,711	5,829
Gross (Deficit) Margin	$1,100	$(3,782)	$(9,548)
Depreciation, Depletion, and Amortization incurred[2]	$6,163	$6,343	$6,576
Sales Volumes (tons in thousands)	225	225	237
Production Volumes (tons in thousands)	228	217	243
Average Net Realized Sales Price per Ton[3]	$195	$199	$191

1Trio® segment sales include byproduct sales which were $5.3 million, $2.7 million and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2019, and 2018
Trio® segment sales include sales of Trio® and sales of byproducts that are generated or used in the Trio® production process. Trio® segment sales increased 4% in 2019, as compared to 2018. The increase in sales was driven by a $2.6 million increase in Trio® byproduct sales during 2019.
Trio® sales for 2019, increased $0.2 million as compared to 2018, as Trio® tons sold and Trio® average net realized sales price per ton during 2019 were essentially flat compared to 2018. Trio® tons sold domestically decreased 9% in 2019, as compared to 2018. Domestic tons of Trio® sold were negatively impacted by wet spring weather in parts of the U.S. during 2019. Additionally, Trio® domestic sales during the fourth quarter of 2019, as compared to 2018, were also negatively impacted by uncertainty in fertilizer pricing and buyers were reluctant to purchase Trio® believing prices would decline. The decrease in domestic tons of Trio® sold were offset by an increase in international tons sold. As we sold more Trio® tons internationally during 2019 compared to 2018, our Trio® average net realized sales price was negatively impacted due to higher freight costs incurred to ship product internationally.
Trio® byproducts sales increased $2.6 million during 2019, as compared to the same period in 2018 driven by a $2.1 million increase in Trio® byproduct water sales and a $0.5 million increase in Trio® segment salt sales. A higher proportion of our total water sales during 2019, as compared to the same period in 2018, was from Trio® byproduct water. Trio® byproduct salt sales increased due to offering a new road salt product from our Trio® facility in 2019.
Trio® freight costs increased 6% in 2019, compared to 2018, as we sold more tons internationally in 2019. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 7%, compared to 2018, due mainly to a slight increase in Trio® tons sold and lower per ton production costs. During 2019, we produced 5% more tons of Trio® which lowered our per ton production costs as discussed below.
Our Trio® production tons increased by 5% in 2019, compared to the same period in 2018, primarily due to increased conversion of work-in-progress inventory into premium Trio®. Most of our production costs are fixed and an increase in production tons lowers our per ton cost of Trio®.
Our Trio® segment generated gross margin of $1.1 million in 2019, compared to a gross deficit of $3.8 million in 2018. The improvement to gross margin in 2019 was due to the factors discussed above.
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
Sales of byproducts increased $2.4 million in 2018 compared to 2017. The increase was driven by an increase in sales of water that was used in the Trio® production process. With the significant oil and gas drilling activities in areas near our facilities in New Mexico, demand for water was strong.
Trio® production decreased 11% in 2018 compared to 2017 as we curtailed production in the second half of 2017 to manage our product inventory levels.

Trio® Segment - Additional Information
The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2019	74%	26%
For the year ended December 31, 2018	81%	19%
For the year ended December 31, 2017	72%	28%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2019	2018	2017
Sales	$27,894	$17,404	$6,312
Less: Warehouse and handling	—	10	—
Cost of goods sold	12,367	4,349	546
Gross Margin	$14,591	$13,045	$5,766
Depreciation, Depletion, and Amortization incurred	$1,566	$343	$19

Oilfield Solutions Segment Results for the Years Ended December 31, 2019, and 2018
Our oilfield solutions segment sales increased 60% in 2019, compared to 2018, as we continued to see strong demand for water and other oilfield related products and services. Segment water sales increased primarily due to the acquisition of Intrepid South in May 2019, which increased our total water rights available for sale. Intrepid South also generated sales from right-of-way agreements, surface damages and easements, caliche sales, and a produced water royalty. These other sales totaled $3.7 million in 2019.
Cost of goods sold increased $8.0 million in 2019, compared to 2018, due to third-party costs to move water on Intrepid South, increased sales of potassium chloride used in our high-speed mixing service, and depreciation and amortization expenses for the Intrepid South assets acquired in May 2019.
Gross margin increased $1.5 million, or 12%, compared to 2018, due to the factors described above.
Oilfield Solutions Segment Results for the Years Ended December 31, 2018, and 2017
Sales increased 176% in 2018, compared to 2017, due to increased water sales into oil and gas markets. During 2018, we also generated sales from high-speed potassium chloride mixing services, trucking services, and other oilfield related products. In 2017, our only source of revenue in the oilfield solutions segment was from sales of water.
Cost of goods sold increased in 2018 compared to 2017 due to the costs relating to our new service offerings in 2018 and costs related to the increased sales of water. We continued to generate strong gross margins in the oilfield solutions segment, mainly due to the high demand for water and the relatively low costs associated with selling water from our existing water rights.

Specific Factors Affecting Our Results
Sales
Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, brine water and various other products and services offered to oil and gas producers. Total sales are determined by the quantities of product we sell and the sales prices we realize. For potash, Trio® and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. Freight costs are incurred on most of our potash, Trio® and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.
Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling, which is currently occurring in the Permian Basin. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 5.0%, 4.6%, and 4.6% in 2019, 2018, and 2017, respectively.
We incur costs to transfer water from our water source to our customers' facilities. Our operating costs depend on the distance and amount of water we must transfer. For water sold from certain of our water sources, we pay the State of New Mexico $0.11 per barrel of water sold. Additionally, water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations, or in the case of the water rights at Intrepid South, for agricultural uses. To sell water commercially under these rights, we must apply for a permit from the OSE to change the purpose and/or place of use of the underlying water rights. Third parties often protest decisions made by the OSE. As we have worked to sell more water commercially, we have incurred significant legal expenses associated with defending our water rights and obtaining water permits and approvals.
Income Taxes
We are a subchapter C corporation and, therefore are subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each reporting period we analyze if any additional valuation allowance is necessary using historical and anticipated earnings amounts to determine if it is more likely than not that amounts will not be recovered. We have concluded valuation allowances of $211.6 million and $218.4 million were required as of December 31, 2019 and 2018, respectively.
The amount of valuation allowance decreased in 2019 as compared to 2018 as a result of recalculating our deferred tax assets at a lower effective tax rate due to changes in operations in the various states we conduct business as well as changes to state laws affecting state tax rates and apportionment. Our effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 0.4%, 0.9%, and 11.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.

The effective tax rate for the years ended December 31, 2019 and 2018, respectively, differs from the U.S. federal statutory rate due to the valuation allowance.
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
During the years ended December 31, 2019, and 2018, we recognized income tax expense of $0.1 million. During the year ended December 31, 2017, we recognized an income tax benefit of $2.8 million.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2019, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets, and we have concluded it is more likely than not the deferred tax assets will not be realized, and we continue to have a full valuation allowance as of December 31, 2019. However, if positive evidence trends, such as sustained profitability, were to continue then this conclusion could change. If we were to determine that we would be able to realize our deferred tax assets for which a valuation allowance has been recorded, then an adjustment would be made to the deferred tax valuation allowance which would result in a reduction to the provision for income taxes or the recording of an income tax benefit.
Liquidity and Capital Resources
Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2019, we generated $49.4 million in cash flows from operating activities and we ended the year with $20.6 million of cash on hand, compared with cash on hand of $33.2 million at December 31, 2018. In December 2018, we repaid $10 million of the outstanding balance of our senior notes, leaving $50 million of senior notes outstanding at the end of the year. As of December 31, 2019, we had $54.2 million available to borrow under our credit facility and $19.8 million in outstanding borrowings and $1 million outstanding in a letter of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months, including the $20 million principal payment due on our senior notes in April 2020.
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
In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million, and we incurred $3.2 million in acquisition-related fees. We are required to pay Dinwiddie Cattle Company an additional $12 million pending the resolution by Dinwiddie Cattle Company or others of certain issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue relating to Intrepid South and certain other properties located near Intrepid South. We funded the purchase price from cash on hand and borrowings under our credit facility.
The following summarizes our cash flow activity for the years ended December 31, 2019, 2018, and 2017:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows provided by operating activities	$49,381	$64,237	$16,693
Cash flows used in investing activities	$(80,641)	$(16,781)	$(7,854)
Cash flows provided by (used in) financing activities	$18,795	$(15,301)	$(15,760)
Our debt agreements contain restrictions on our ability to declare and pay dividends. In general, the terms of our senior notes prohibit us from declaring and paying a dividend unless our leverage ratio is less than 3.5 to 1, our fixed charge coverage ratio after giving effect to the dividend would be greater than 1.3 to 1, and our cash on hand and availability under our credit facility after giving effect to the dividend, would not be less than $15 million. In addition, the terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million. More information about how the financial ratios are calculated under our debt agreements is provided below under the heading "Senior Notes."
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2019, was $49.4 million, a decrease of $14.9 million compared with the year ended December 31, 2018. The primary drivers were an increase in inventory and decrease in prepayments from customers, which are recorded as a contract liability.
Investing Activities
Total cash used in investing activities increased $63.9 million in 2019, compared to 2018, primarily related to the $56.2 million Intrepid South asset acquisition in May 2019 and the $3.1 million acquisition of a 50% undivided interest in certain land in Texas.
Financing Activities
Total cash flows used in financing activities increased $34.1 million in 2019, as compared to 2018. In 2019, we received $19.8 million of net proceeds from borrowing under our credit facility. In 2018, we made net repayments of $3.9 million on short-term borrowings under our credit facility and made a $10 million prepayment on our senior notes.
Senior Notes
Senior Notes—As of December 31, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
The agreement governing the Notes contains certain financial covenants including those discussed below:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.30 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of December 31, 2019, was 10.4 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of December 31, 2019, was 1.3 to 1.0 therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the year ended December 31, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2019.

Credit Facility
We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion feature, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of December 31, 2019, borrowings under the credit facility bore interest at LIBOR plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2019, and 2018, we borrowed $30.3 million and $13.5 million, respectively, and repaid $10.5 million and $17.4 million, respectively, under the facility. As of December 31, 2019, we had $19.8 million borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2018, we had no of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We have $54.2 million available under the facility as of December 31, 2019.
We were in compliance with the applicable covenants under the facility as of December 31, 2019.
Capital Investments
We expect to make capital investments in 2020 of $25 million to $35 million. We anticipate our 2020 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
During 2019, we paid cash of $80.7 million to acquire property, plant, equipment, mineral properties and intangible assets. We paid $56.3 million for the Intrepid South asset acquisition, which included water rights and other intangible assets, and $3.1 million to acquire a 50% undivided interest in property in Texas. We also paid cash of $21.3 million for other capital projects, the majority of which were sustaining capital projects.
Contractual Obligations
As of December 31, 2019, we had contractual obligations totaling $148.2 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2020	2021	2022	2023	2024	More Than 5 Years
	(In thousands)
Long-term debt	$50,000	$20,000	$—	$—	$15,000	$—	$15,000
Variable rate interest obligations on long-term debt[1]	6,747	1,785	1,412	1,412	1,064	717	357
Operating lease obligations[2]	6,629	2,432	2,116	1,459	357	167	98
Purchase commitments[3]	6,415	6,415	—	—	—	—	—
Asset retirement obligation[4]	65,565	—	2,147	3,200	1,375	3,175	55,668
Minimum royalty payments[5]	12,880	515	515	515	515	515	10,305
Total	$148,236	$31,147	$6,190	$6,586	$18,311	$4,574	$81,428

[1]
See "Senior Notes" section above for more detail on the variable rate interest associated with our long-term debt. Amounts in the table above represent interest calculated at rates in effect as of December 31, 2019.

[2]	Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, railcars, and other equipment.

[3]	Purchase commitments include the approximate amount due to vendors for non-cancelable purchase commitments for materials and services.

[4]
We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2024. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today's dollars and are undiscounted.

[5]	Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements aside from bonding obligations described in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Actual results could differ from our estimates and assumptions, and these differences could result in material changes to our financial statements. The following discussion presents information about our most critical accounting policies and estimates. Our significant accounting policies are further described in Note 2 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606").
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at historical cost. Expenditures for property, plant, and equipment relating to new assets or improvements are capitalized, provided the expenditure extends the useful life of an asset or extends the asset's functionality. Property, plant, and equipment are depreciated under the straight-line method using estimated useful lives. No depreciation is taken on assets classified as construction in progress until the asset is placed into service. Gains or losses are recorded upon retirement, sale or disposal of assets. Maintenance and repair costs are recognized as period costs when incurred. Capitalized interest, to the extent of debt outstanding, is calculated and assigned to assets that are being constructed, drilled, or otherwise are classified as construction in progress.
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
Intangible Assets
Water rights are accounted for as indefinite-lived intangible assets and are not amortized. We test indefinite-lived intangible assets for impairment at least annually on October 1, and more frequently if circumstances require. We use a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible is less than its carrying value. If our qualitative assessment indicates it is more likely than not that the fair value of the intangible asset is less than its carrying value, we estimate the fair value of the intangible asset and record an impairment loss based on the excess of the carrying amount of the intangible asset over its estimated fair value. Fair value is estimated using quoted market prices, if available. If quoted market prices are not available, the estimated fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Changes in significant assumptions underlying fair value estimates may have a material effect on our financial position and results of operations.
We also have finite-lived intangible assets consisting of contractual agreements. These intangible assets are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for intangible assets. We estimate the useful life of intangible assets considering various factors, including, but not limited to, the expected use of the asset, the expected life of other assets the intangible asset may relate to, any legal, regulatory, contractual provisions, or relevant economic factors that may limit the use of the intangible asset. We evaluate the remaining useful lives of intangible assets each reporting period to determine if a revision to the asset's remaining life is necessary. Changes in significant assumptions underlying useful lives may have a material effect on our financial position and results of operations.
We evaluate our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such circumstances include, but are not limited to, (1) significant adverse changes in the manner the asset is used, or (2) significant adverse changes in legal factors or economic conditions, including adverse actions by regulatory authorities.
Asset Retirement Obligations
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
Below is a reconciliation of average net realized sales price per ton for potash and Trio® and to the most directly comparable GAAP measure for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per ton amounts):

	Potash Segment
	2019	2018	2017
Total Segment Sales	$124,648	$124,058	$107,917
Less: Segment byproduct sales	21,245	16,586	12,377
Potash freight costs	12,936	14,194	11,818
Subtotal	$90,467	$93,278	$83,722

Divided by:
Potash tons sold (in thousands)	319	364	352
Average net realized sales price per ton	$284	$256	$238

	Trio® Segment
	2019	2018	2017
Total Segment Sales	$69,551	$66,808	$63,686
Less: Segment byproduct sales	5,252	2,669	348
Trio® freight costs	20,514	19,367	18,104
Subtotal	$43,785	$44,772	$45,234

Divided by:
Trio® Tons sold (in thousands)	225	225	237
Average net realized sales price per ton	$195	$199	$191

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Fluctuations
Balances outstanding under our $75 million revolving credit facility bear interest at a floating rate of 1.25% to 2.00% above LIBOR, based on our leverage ratio. As of December 31, 2019, we had $19.8 million of borrowings outstanding on this facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
The $50 million aggregate principal amount of Notes bears interest based on a pricing grid set forth in the agreement governing the Notes. As of December 31, 2019, the Series A Senior Notes bear interest at 3.73%, the Series B Senior Notes bear interest at 4.63%, and the Series C Senior Notes bear interest at 4.78%, which reflect the lowest rates in the pricing grid. These interest rates may adjust quarterly based upon our financial performance and certain financial covenant levels. As of December 31, 2019, these financial covenant tests have been met. The fair value of the senior notes fluctuates based on the assessment of our credit and movements in market interest rates. As of December 31, 2019, the aggregate principal amount of Notes due was $50.0 million and their estimated fair value was $50.0 million.
A 1.0% increase or decrease in underlying interest rates for the Notes would increase or decrease interest expense by approximately $0.5 million annually, assuming aggregate principal amount outstanding remains constant at December 31, 2019 levels.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (ASC Topic 842).
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Denver, Colorado
March 3, 2020

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$20,603	$33,222
Accounts receivable:
Trade, net	23,749	25,161
Other receivables, net	1,247	597
Inventory, net	94,220	82,046
Other current assets	5,524	4,332
Total current assets	145,343	145,358
Property, plant, equipment, and mineral properties, net	378,509	346,209
Water rights	19,184	2,311
Long-term parts inventory, net	27,569	30,031
Other assets, net	7,834	1,322
Total Assets	$578,439	$525,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Trade	$9,992	$9,107
Related parties	—	28
Income taxes payable	50	914
Accrued liabilities	13,740	8,717
Accrued employee compensation and benefits	4,464	4,124
Other current liabilities	19,382	11,891
Advances on credit facility	19,817	—
Current portion of long-term debt	20,000	—
Total current liabilities	87,445	34,781

Long-term debt, net	29,753	49,642
Asset retirement obligation	22,140	23,125
Operating lease liabilities	4,025	—
Other non-current liabilities	420	420
Total Liabilities	143,783	107,968

Commitments and Contingencies

Common stock, $0.001 par value; 400,000,000 shares authorized:
and 129,553,517 and 128,716,595 shares outstanding
at December 31, 2019, and 2018, respectively	130	129
Additional paid-in capital	652,963	649,202
Retained deficit	(218,437)	(232,068)
Total Stockholders' Equity	434,656	417,263
Total Liabilities and Stockholders' Equity	$578,439	$525,231
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$220,075	$208,270	$177,915
Less:
Freight costs	40,056	37,052	32,016
Warehousing and handling costs	8,621	9,281	9,670
Cost of goods sold	126,110	121,955	117,962
Lower of cost or net realizable value inventory adjustments	1,810	1,711	6,379
Gross Margin	43,478	38,271	11,888

Selling and administrative	23,556	20,438	18,915
Accretion of asset retirement obligation	1,793	1,668	1,558
Restructuring expense	—	—	266
Care and maintenance expense	549	530	1,687
Other operating expense (income)	1,220	141	3,523
Operating Income (Loss)	16,360	15,494	(14,061)

Other Income (Expense)
Interest expense, net	(3,031)	(3,855)	(11,692)
Other income	355	252	403
Income (Loss) Before Income Taxes	13,684	11,891	(25,350)

Income Tax (Expense) Benefit	(53)	(108)	2,783
Net Income (Loss)	$13,631	$11,783	$(22,567)

Weighted Average Shares Outstanding:
Basic	129,049,168	128,070,702	115,708,859
Diluted	131,050,920	130,985,919	115,708,859
Income (Loss) Per Share:
Basic	$0.11	$0.09	$(0.20)
Diluted	$0.10	$0.09	$(0.20)
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	75,839,998	$76	$583,653	$(221,164)	$362,565
Adjustment to opening balance	—	—	120	(120)	—
Issuance of common stock	50,612,027	51	59,079	—	59,130
Net loss	—	—	—	(22,567)	(22,567)
Stock-based compensation	—	—	3,622	—	3,622
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	1,077,292	1	(782)	—	(781)
Exercise of stock options	117,213	—	121	—	121
Balance, December 31, 2017	127,646,530	128	645,813	(243,851)	402,090
Net income	—	—	—	11,783	11,783
Stock-based compensation	—	—	4,179	—	4,179
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	975,061	1	(904)	—	(903)
Exercise of stock options	95,004	—	114	—	114
Balance, December 31, 2018	128,716,595	129	649,202	(232,068)	417,263
Net income	—	—	—	13,631	13,631
Stock-based compensation	—	—	4,281	—	4,281
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	816,177	1	(541)	—	(540)
Exercise of stock options	20,745	—	21	—	21
Balance, December 31, 2019	129,553,517	$130	$652,963	$(218,437)	$434,656

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss)	$13,631	$11,783	$(22,567)
Depreciation, depletion, and amortization	34,121	32,215	33,209
Amortization of intangible assets	214	—	—
Accretion of asset retirement obligation	1,793	1,668	1,558
Amortization of deferred financing costs	303	732	1,778
Stock-based compensation	4,281	4,179	3,622
Allowance for doubtful accounts	75	100	865
Loss (gain) on disposal of assets	345	(87)	1,830
Lower of cost or net realizable value inventory adjustments	1,810	1,711	6,379
Other	(34)	(4)	1,073
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,337	(7,484)	(6,870)
Other receivables, net	(650)	165	(270)
Refundable income taxes	—	2,663	(1,284)
Inventory, net	(11,525)	(67)	(1,263)
Other current assets	(1,019)	1,762	(3,207)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	2,280	1,740	1,738
Income tax payable	(865)	914	—
Operating lease liabilities	(2,090)	—	—
Other liabilities	5,374	12,247	102
Net cash provided by operating activities	49,381	64,237	16,693

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(63,836)	(16,891)	(13,505)
Additions to intangible assets	(16,873)	—	—
Proceeds from sale of property, plant, equipment, and mineral properties	68	110	5,651
Net cash used in investing activities	(80,641)	(16,781)	(7,854)

Cash Flows from Financing Activities:
Issuance of common stock, net of transaction expenses	—	—	59,130
Repayment of long-term debt	—	(10,000)	(75,000)
Debt prepayment costs	—	(402)	(3,001)
Proceeds from short-term borrowings on credit facility	30,317	13,500	22,000
Repayments of short-term borrowings on credit facility	(10,500)	(17,400)	(18,100)
Capitalized debt costs	(503)	(210)	(129)
Employee tax withholding paid for restricted shares upon vesting	(540)	(903)	(781)
Proceeds from exercise of stock options	21	114	121
Net cash provided by (used in) financing activities	18,795	(15,301)	(15,760)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(12,465)	32,155	(6,921)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	33,704	1,549	8,470
Cash, Cash Equivalents, and Restricted Cash, end of period	$21,239	$33,704	$1,549

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.2 million of capitalized interest in 2019, and $0.1 million in both 2018 and 2017	$2,733	$3,470	$11,639
Income taxes	$942	$(3,469)	$(1,499)
Accrued purchases for property, plant, equipment, and mineral properties	$5,021	$1,082	$4,068
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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, other related assets in Lea County, New Mexico, from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." The purchase price was $53 million. A reduction of $12 million from the original $65 million purchase price was agreed upon by the parties prior to closing subject to issues identified in the diligence process. Dinwiddie Cattle Company also reserved a 20-year, 10% royalty, proportionally reduced as to our interest, on certain produced water disposal revenue related to Intrepid South and certain other properties located near Intrepid South. We capitalized $3.2 million of acquisition fees related to the purchase of the Intrepid South Assets.
We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2019, 2018, and 2017, a majority of our byproduct sales were accounted for in the potash segment.
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
Revenue Recognition—We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
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
Disaggregation of Revenue: We present disaggregation of revenue by products which we believe best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions.
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
Intangible Assets—Water rights are accounted for as indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment at least annually on October 1, and more frequently if circumstances require. We use a qualitative assessment to determine whether it is more likely than not that the fair value of the unamortized intangible is less than its carrying value. If our qualitative assessment indicates it is more likely than not that the fair value of the unamortized assets is less than its carrying value, we estimate the fair value of the unamortized asset and record an impairment loss based on the excess of the carrying amount of the unamortized intangible asset over its estimated fair value. Fair value is estimated using quoted market prices, if available. If quoted market prices are not available, the estimated fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Changes in significant assumptions underlying fair value estimates may have a material effect on our financial position and results of operations.
We also have finite-lived intangible assets consisting of contractual agreements. These intangible assets are amortized over the period of estimated benefit using the straight-line method. No significant residual value is estimated for our finite-lived intangible assets. We estimate the useful life of intangible assets considering various factors, including but not limited to, the expected use of the asset, the expected life of other assets the intangible asset may relate, any legal, regulatory, contractual provisions, or relevant economic factors that may limit the use of the intangible asset. We evaluate the remaining useful lives of intangible assets each reporting period to determine if a revision to the asset's remaining life is necessary. Changes in significant assumptions underlying useful lives may have a material effect on our financial position and results of operations.
We evaluate our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such circumstances may include but are not limited to (1) significant adverse changes in the manner the asset is used, or (2) significant adverse changes in legal factors or economic conditions, including adverse actions by regulatory authorities. We did not record any impairments to our intangible assets in 2019 and 2018.
Exploration Costs—Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred.

Asset Retirement Obligations—Reclamation costs are initially recorded as a liability associated with the asset to be reclaimed or abandoned, based on applicable inflation assumptions and discount rates. The accretion of this discounted liability is recognized as expense over the life of the related assets, and the liability is periodically adjusted to reflect changes in the estimates of either the timing or amount of the reclamation and abandonment costs.
Planned Turnaround Maintenance—Each production operation typically shuts down periodically for planned maintenance activities. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.
Leases—We determine if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. If readily determinable, we use the implicit rate in the lease to determine the present value of future lease payments. If the implicit rate is not readily determinable, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use ("ROU") assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and we do not apply the requirements of ASC Topic 842 to short-term leases with a term of one year or less at inception.
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

Pronouncements Issued But Not Yet Adopted—In June 2016, the FASB issued ASU No. 2016-13, as amended by ASU No. 2019-04 and ASU No. 2019-10, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This guidance is effective for us for annual and interim periods in fiscal years beginning after December 15, 2019. Because we have historically experienced minimal bad debt expense related to our trade receivables, the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

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

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$13,631	$11,783	$(22,567)

Basic weighted average common shares outstanding	129,049	128,071	115,709
Add: Dilutive effect restricted common stock	1,215	1,982	—
Add: Dilutive effect of stock options outstanding	787	933	—
Diluted weighted average common shares outstanding	131,051	130,986	115,709

Earnings per share:
Basic	$0.11	$0.09	$(0.20)
Diluted	$0.10	$0.09	$(0.20)

The following table shows anti-dilutive shares excluded from the calculation of diluted loss per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Anti-dilutive effect of restricted shares	495	—	3,328
Anti-dilutive effect of stock options outstanding	1,649	1,452	1,711
Anti-dilutive effect of performance units	—	—	63

Note 5	— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	20,603	$33,222	$1,068
Restricted cash included in "Other current assets"	150	—	—
Restricted cash included in "Other assets, net"	486	482	481
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,239	$33,704	$1,549
Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2019, 2018, and 2017 represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2019 represents a cash deposit with a supply vendor.

Note 6	— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2019, and 2018, respectively (in thousands):

	December 31,
	2019	2018
Finished goods product inventory	$55,585	$48,370
In-process mineral inventory	25,591	24,325
Total product inventory	81,176	72,695
Current parts inventory, net	13,044	9,351
Total current inventory, net	94,220	82,046
Long-term parts inventory, net	27,569	30,031
Total inventory, net	$121,789	$112,077
Parts inventories are shown net of any required allowances. During the years ended December 31, 2019, 2018, and 2017, we recorded charges of approximately $1.8 million, $1.7 million, and $6.4 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.

Note 7	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2019	2018
Land	$27,274	$519
Ponds and land improvements	65,992	58,961
Mineral properties and development costs	143,988	139,418
Buildings and plant	81,468	81,429
Machinery and equipment	253,536	241,977
Vehicles	6,222	5,669
Office equipment and leasehold improvements	9,136	13,779
Operating lease ROU assets	8,123	—
Construction in progress	7,124	2,822
Total property, plant, equipment, and mineral properties, gross	$602,863	$544,574
Less: accumulated depreciation, depletion, and amortization	(224,354)	(198,365)
Total property, plant, equipment, and mineral properties, net	$378,509	$346,209
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation	$27,889	$27,858	$28,323
Depletion	4,173	4,357	4,886
Amortization of ROU assets	2,059	—	—
Total incurred	$34,121	$32,215	$33,209

Note 8	— LEASES
We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2019
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$6,064
Liabilities
Current operating lease liabilities	Other current liabilities	$2,187
Non-current operating lease liabilities	Operating lease liabilities	$4,025

Other information related to lease term and discount rate is as follows:

December 31, 2019
Weighted average remaining lease term - operating leases (in years)	3.1
Weighted average discount rate - operating leases	5.62%

The components of lease expense are as follows (amounts in thousands):

For the Year Ended December 31, 2019
Operating lease expense	$2,410
Short-term lease expense	107
Total lease expense	$2,517

Rental and lease expenses for the years ended December 31, 2018, and 2017 were $3.9 million and $5.7 million, respectively.

Supplemental cash flow information related to leases was as follows (amounts in thousands):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,441
Right-of-Use Assets exchanged for new operating lease liabilities	8,123

As of December 31, 2019, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2020	$2,432
2021	2,116
2022	1,459
2023	357
2024	167
Thereafter	98
Total future minimum lease payments	$6,629
Less - amount representing interest	417
Present value of future minimum lease payments	$6,212
Less - current lease obligations	2,187
Long-term lease obligations	$4,025

As of December 31, 2018, and prior to the adoption of ASC Topic 842, the annual future minimum lease payments were as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2019	$2,266
2020	1,874
2021	1,602
2022	1,083
2023	172
Thereafter	1,343
Total	$8,340

Note 9	— INTANGIBLE ASSETS
We acquired certain water rights, recorded at $16.9 million, and other intangible assets, recorded at $6.4 million, in the Intrepid South asset acquisition that we completed in May 2019. We account for our water rights as indefinite-lived intangible assets.
We account for the other intangible assets acquired in the Intrepid South asset acquisition as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted-average amortization period for the other intangible assets acquired in the Intrepid South asset acquisition was 20 years. These intangible assets are included in "Other assets, net" on the consolidated balance sheets.
As of December 31, 2019, and December 31, 2018, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2019		December 31, 2018
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,700	$(90)	$—	$—
Surface damage and easement agreements	3,735	(124)	—	—
Total	$6,435	$(214)	$—	$—

Indefinite-lived intangible assets:
Water rights	$19,184		$2,311
Total amortization of intangible assets for the year ended December 31, 2019, was $0.2 million. We did not record any amortization of intangible assets for the year ended December 31, 2018. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

Note 10	— DEBT
Senior Notes—As of December 31, 2019, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025

The agreement governing the Notes contains certain financial covenants including those discussed below:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.30 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of December 31, 2019, was 10.4 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of December 31, 2019, was 1.3 to 1.0 therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For the year ended December 31, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2019.
Our outstanding long-term debt, net, was as follows (in thousands):

	December 31, 2019	December 31, 2018
Notes, at carrying value	$50,000	$50,000
Less current portion of Notes	(20,000)	—
Less deferred financing costs	(247)	(358)
Long-term portion of Notes, net	$29,753	$49,642
Credit Facility—We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of December 31, 2019, borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2019, and 2018, we borrowed $30.3 million and $13.5 million, respectively, and repaid $10.5 million and $17.4 million, respectively, under the facility. As of December 31, 2019, we had $19.8 million borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2018, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under the facility. We have $54.2 million available under the facility as of December 31, 2019.
We were in compliance with the applicable covenants under the facility as of December 31, 2019.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $3.2 million, $4.0 million, and $11.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Amounts included in interest expense for the years ended December 31, 2019, 2018, and 2017 (in thousands) are as follows:

	Year ended December 31,
	2019	2018	2017
Interest on notes and credit facility	$2,908	$2,849	$7,043
Make-whole payments	—	402	3,001
Amortization of deferred financing costs	303	732	1,778
Gross interest expense	3,211	3,983	11,822
Less capitalized interest	180	128	130
Interest expense, net	$3,031	$3,855	$11,692

Note 11	— ASSET RETIREMENT OBLIGATION
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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2019	2018	2017
Asset retirement obligation, at beginning of period	$23,125	$21,476	$19,976
Liabilities settled	(38)	(19)	—
Liabilities incurred	60	—	29
Changes in estimated obligations	(2,690)	—	(87)
Accretion of discount	1,793	1,668	1,558
Total asset retirement obligation, at end of period	$22,250	$23,125	$21,476
As of December 31, 2019, $0.1 million of the total asset retirement obligation is included in "Other current liabilities" on the Consolidated Balance Sheets. We estimate approximately $9.9 million in payments may occur in the next five years.

Note 12	— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
Contract Balances—As of December 31, 2019, and 2018, we had $16.6 million and $11.7 million of contract liabilities, respectively, which are included in "Other current liabilities" on the consolidated balance sheets. Our contract liability relates to payments received from customers for water purchases for which we have not yet delivered the water. Our contract liability activity for the years ended December 31, 2019, 2018, and 2017 is shown below (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$11,678	$—
Additions	11,058	17,558
Recognized as revenue during period	(6,124)	(5,880)
Ending balance	$16,612	$11,678

Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2019, 2018, and 2017. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$103,403	$—	$2,973	$(1,909)	$104,467
Trio®	—	64,299	—	—	64,299
Water	1,823	4,495	19,339	—	25,657
Salt	12,022	757	—	—	12,779
Magnesium Chloride	4,907	—	—	—	4,907
Brines	2,493	—	—	—	2,493
Other	—	—	5,582	(109)	5,473
Total Revenue	$124,648	$69,551	$27,894	$(2,018)	$220,075

	Year Ended December 31, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$107,471	$—	$—	$—	$107,471
Trio®	—	64,139	—	—	64,139
Water	1,368	2,430	15,999	—	19,797
Salt	6,638	239	—	—	6,877
Magnesium Chloride	6,804	—	—	—	6,804
Brines	1,777	—	—	—	1,777
Other	—	—	1,405	—	1,405
Total Revenue	$124,058	$66,808	$17,404	$—	$208,270

	Year Ended December 31, 2017
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$95,540	$—	$—	$—	$95,540
Trio®	—	63,338	—	—	63,338
Water	441	289	6,312	—	7,042
Salt	6,275	59	—	—	6,334
Magnesium Chloride	5,432	—	—	—	5,432
Brines	229	—	—	—	229
Total Revenue	$107,917	$63,686	$6,312	$—	$177,915

Note 13	— COMPENSATION PLANS
Cash Bonus Programs—At times, we use cash bonus programs under which employees may receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance. We did not meet our performance metrics related to the 2019 cash bonus program, and accordingly, we will not be paying cash bonuses for 2019 under the program. We did not meet our performance metrics related to the 2018 cash bonus program, and accordingly, we did not pay cash bonuses for 2018 under the program. We did not implement a cash bonus program for 2017.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2019, 1,993,932 restricted shares and options to purchase 3,134,794 shares of common stock were outstanding. As of December 31, 2019, approximately 9.2 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $4.3 million, $4.2 million, and $3.6 million, for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $5.3 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.6 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2019 the Compensation Committee granted 555,180 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over two years, subject to continued employment or service.
In 2019, the Compensation Committee granted 128,395 restricted shares to non-employee members of the Board of Directors and one employee member of the Board of Directors under the Plan for their annual service as directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2019, 2018, and 2017 was $3.47, $4.16, and $2.27, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in 2019 and 2017, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. These restricted share grants contain service and market conditions. These grants vest over three years. The market condition for the 2019 award has not been met as of December 31, 2019. The market condition for the 2017 award was met in August 2017. We did not grant any restricted shares of common stock with service and market conditions under the Plan during 2018.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2019, and 2017, was $2.89 and $2.10, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2019 and 2017:

	2019	2017
Closing stock price on grant date	$3.31	$2.29
Risk free interest rate	2.2%	1.7%
Dividend yield	—%	—%
Estimated volatility	84.5%	81.7%
Expected life	4.81 years	5.00 years

Restricted Shares with Service and Performance Conditions—In 2019 the Compensation Committee granted 218,393 restricted shares of common stock to executive officers, and other key employees. These restricted share grants vest one year after the grant date, subject to continued service and the company meeting certain performance goals. We did not meet the performance goals and 218,393 restricted shares were canceled.
A summary of all activity relating to our restricted shares for the year ended December 31, 2019, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	1,953,305	$1.87
Granted with service only condition	683,575	$3.47
Granted with service and performance conditions	218,393	$3.81
Granted with service and market conditions	545,707	$2.89
Vested, service only condition	(927,344)	$2.01
Vested, service and market conditions	(71,251)	$2.10
Forfeited, service only condition	(190,060)	$2.15
Forfeited, service and performance conditions	(218,393)	$3.81
Restricted shares of common stock, end of period	1,993,932	$2.69

Non-qualified Stock Options
• Non-qualified Stock Options with Service-Based Vesting—The Compensation Committee did not grant any non-qualified stock options under the Plan during 2019. In 2018, the Compensation Committee granted 623,274 non-qualified stock options under the Plan to a member of our executive team as part of his annual compensation package. The stock options have a ten-year term from the grant date and vest over three years.

In measuring compensation expense for options, we estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award.
Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service-based vesting granted in 2018, and 2017:

	2018	2017
Closing stock price on grant date	$3.90	$2.29
Risk free interest rate	1.1%	1.6%
Dividend yield	—%	—%
Estimated volatility	72.8%	71.5%
Expected option life	6.00 years	6.00 years

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
•Non-qualified Stock Options with Service and Market Conditions—The Compensation Committee did not grant any non-qualified stock options with service and market conditions under the Plan during 2019. In 2018, the Compensation Committee granted 934,911 non-qualified stock options with service and market conditions under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in three equal annual installments, subject to continued employment; provided, however, that no vesting would occur unless and until the volume-weighted average closing market price or our common stock equals or exceeds $5.85 for 20 consecutive trading days on or before the five-year anniversary of the grant date. As of December 31, 2019, the market condition has not been met.
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
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service and market conditions granted in 2018 and 2017:

	2018	2017
Closing stock price on grant date	$3.90	$2.29
Risk free interest rate	2.9%	2.2%
Dividend yield	—%	—%
Estimated volatility	75.0%	81.7%
Expected life	10.00 years	10.00 years

Non-Qualified Stock Option Activity
A summary of all stock option activity for the year ended December 31, 2019, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	3,351,684	$3.91
Granted	—	$—
Exercised	(20,745)	$1.03
Forfeited	(69,372)	$1.35
Expired	(126,773)	$22.03
Outstanding non-qualified stock options, end of period	3,134,794	$3.25	$1,857,788	7.2

Vested or expected to vest, end of period	3,134,794	$3.25	$1,857,788	7.2

Exercisable non-qualified stock options, end of period	1,388,702	$3.10	$1,408,824	6.3

[1]	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
We did not grant any stock options during 2019. The weighted-average fair value per share of options to purchase stock granted during 2018, and 2017, was $2.33, and $1.38 per share, respectively. The total intrinsic value of exercised options to purchase stock during 2019 was $41,000 and was $0.3 million in both 2018 and 2017.

Note 14	— INCOME TAXES
We account for income taxes in accordance with ASC Topic 740, Income Taxes. This standard requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We recognize income taxes in each of the tax jurisdictions where we conduct business. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current portion of income tax expense (benefit):
Federal	$—	$23	$(2,793)
State	53	85	10
Deferred portion of income tax expense:
Federal	—	—	—
State	—	—	—
Total income tax expense (benefit)	$53	$108	$(2,783)

A reconciliation of the federal statutory income tax rate of 21% for 2019 and 2018, and 35% for 2017 to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	2017
Federal taxes at statutory rate	$2,874	$2,497	$(8,873)
Add:
State taxes, net of federal benefit	1,245	1,663	(1,414)
Change in valuation allowance	(6,754)	(3,330)	(104,710)
Change in federal and state tax rates	2,322	634	115,545
Percentage depletion	(600)	(656)	(598)
Other	966	(700)	(2,733)
Net expense (benefit) as calculated	$53	$108	$(2,783)

Effective tax rate	0.4%	0.9%	11.0%
Our effective tax rate for the years ended December 31, 2019, and 2018, differs from the U.S. federal statutory rate due to the valuation allowance.
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
As of December 31, 2019, and 2018, we had gross deferred tax assets of $211.6 million and $218.4 million, respectively. During the year ended December 31, 2019, our deferred tax assets decreased primarily due to varying business conditions for normal business transactions and operations as well as changes to state tax rates and apportionment laws. Included in gross deferred tax assets as of December 31, 2019 were approximately $230.0 million of federal net operating loss carryforwards, which expire beginning in 2033, and approximately $296.6 million of state net operating loss carry forwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$133,586	$138,855
Federal and state net operating loss carryforwards	63,194	65,779
Asset retirement obligation	5,763	5,950
Deferred revenue	4,371	3,035
Other	2,839	2,888
R&D credits	1,870	1,870
Total deferred tax assets	211,623	218,377
Valuation allowance	(211,623)	(218,377)
Deferred tax asset, net	$—	$—
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
As of December 31, 2019, and 2018, we have a full valuation allowance against our deferred tax assets because we do not believe it is more likely than not that we will fully realize the benefit of the deferred tax assets. During 2019, our valuation allowance decreased $6.8 million. The decrease was mainly due to current year reversals of our deferred tax assets. Our deferred tax asset, net of the valuation allowance, at both December 31, 2019, and 2018, is zero.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2019, and 2018, there were no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.
We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2016.

Note 15	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2019, and 2018, we had $22.3 million and $19.0 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2019, and 2018, $0.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $21.8 million and $18.5 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleges against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions.  Mosaic seeks $23 million to $28 million in compensatory damages, $28 million to $37 million in exemplary damages, and attorneys' fees, punitive damages, injunctive relief, and future royalty damages in unspecified amounts. A settlement conference is scheduled for March 25, 2020 and a trial date has been set for April 27, 2020 through May 8, 2020. The lawsuit has progressed through discovery with many pending motions and additions concerning both the facts and confidentiality procedures concerning trade secrets. We believe that we have defenses against the claims asserted and we are vigorously defending against the lawsuit.
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

Note 16	— FAIR VALUE MEASUREMENTS
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
As of December 31, 2019, and 2018, our cash consisted of bank deposits. Other financial assets and liabilities including, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of December 31, 2019, and 2018, the estimated fair value of our outstanding Notes was $50.0 million and $48.1 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

Note 17	— EMPLOYEE BENEFITS
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

Contributions
Year Ended December 31, 2019	$1,522
Year Ended December 31, 2018	$1,410
Year Ended December 31, 2017	$685

Note 18	— BUSINESS SEGMENTS
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

Year Ended December 31, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,648	$69,551	$27,894	$(2,018)	$220,075
Less: Freight costs	18,715	20,514	936	(109)	40,056
Warehousing and handling costs	4,745	3,876	—	—	8,621
Cost of goods sold	73,401	42,251	12,367	(1,909)	126,110
Lower of cost or NRV inventory adjustments	—	1,810	—	—	1,810
Gross Margin	$27,787	$1,100	$14,591	$—	$43,478
Depreciation, depletion, and amortization[2] incurred	$25,796	$6,163	$1,566	$810	$34,335

Year Ended December 31, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,058	$66,808	$17,404	$—	$208,270
Less: Freight costs	17,682	19,370	—	—	37,052
Warehousing and handling costs	5,046	4,225	10	—	9,281
Cost of goods sold	72,322	45,284	4,349	—	121,955
Lower of cost or NRV inventory adjustments	—	1,711	—	—	1,711
Gross Margin (Deficit)	$29,008	$(3,782)	$13,045	$—	$38,271
Depreciation, depletion, and amortization incurred[2]	$25,134	$6,343	$343	$395	$32,215

Year Ended December 31, 2017	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$107,917	$63,686	$6,312	$—	$177,915
Less: Freight costs	13,912	18,104	—	—	32,016
Warehousing and handling costs	5,556	4,114	—	—	9,670
Cost of goods sold	72,229	45,187	546	—	117,962
Lower of cost or NRV inventory adjustments	550	5,829	—	—	6,379
Gross (Deficit) Margin	$15,670	$(9,548)	$5,766	$—	$11,888
Depreciation, depletion, and amortization incurred[2]	$26,485	$6,576	$19	$129	$33,209

1 Segment sales include the sales of byproducts generated during the production of potash and Trio®.
2 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion, and amortization absorbed in or (relieved from) inventory.
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
In 2019, 2018, and 2017, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2019, 2018, and 2017, 94%, 95%, and 88%, respectively, of our total sales were sold to customers located in the United States. All of our long-lived assets are located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.

Note 20	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand totaled $20.6 million and $33.2 million at December 31, 2019, and 2018, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 21	— QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Sales	$48,849	$51,160	$62,512	$57,554
Cost of Goods Sold	$26,735	$31,863	$35,818	$31,694
Lower of cost or NRV inventory adjustments	$348	$1,462	$—	$—
Gross Margin	$10,190	$6,949	$13,171	$13,168
Net Income (Loss)	$2,082	$(217)	$5,611	$6,155
Basic and Diluted Earnings Per Share	$0.02	$—	$0.04	$0.05

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Sales	$54,364	$41,410	$55,176	$57,320
Cost of Goods Sold	$26,504	$23,370	$35,426	$36,655
Lower of cost or NRV inventory adjustments	$930	$—	$76	$705
Gross Margin	$14,826	$8,959	$7,286	$7,200
Net Income (Loss)	$7,634	$3,350	$(958)	$1,757
Basic and Diluted Earnings (Loss) Per Share	$0.06	$0.03	$(0.01)	$0.01

Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported gross margin or net income (loss).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2017
Allowances deducted from assets
Deferred tax assets - valuation allowance	$326,417	$—	$(104,710)	$221,707
Reserve for parts inventory obsolescence	3,109	1,073	—	4,182
Allowance for doubtful accounts and other receivables	—	865	—	865
Total allowances deducted from assets	$329,526	$1,938	$(104,710)	$226,754

For the Year Ended December 31, 2018
Allowances deducted from assets
Deferred tax assets - valuation allowance	$221,707	$—	$(3,330)	$218,377
Reserve for parts inventory obsolescence	4,182	15	(2,454)	1,743
Allowance for doubtful accounts and other receivables	865	100	(500)	465
Total allowances deducted from assets	$226,754	$115	$(6,284)	$220,585

For the Year Ended December 31, 2019
Allowances deducted from assets
Deferred tax assets - valuation allowance	$218,377	$—	$(6,754)	$211,623
Reserve for parts inventory obsolescence	1,743	—	(1,127)	616
Allowance for doubtful accounts and other receivables	465	75	(60)	480
Total allowances deducted from assets	$220,585	$75	$(7,941)	$212,719

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2020 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2020 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2020 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2020 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2020 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K:
(1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2019, and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
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
(3)    Exhibits
The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	*
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
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
10.5
Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.
		8-K	August 1, 2019

10.6	Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	November 1, 2016
10.7	First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 9, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	November 14, 2016
10.8	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	June 30, 2017
10.9	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.10	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.11	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.12	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.13	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.14	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.15	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 24, 2019
10.16	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.17	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-Q/A	August 4, 2016
10.18	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.19	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.20	Form of Change-in-Control Severance Agreement with Margaret E. McCandless and Mark A. McDonald+	10-K	March 12, 2019
10.21	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.22	Form of Retention Agreement+	10-K	March 12, 2019
10.23	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.24	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.25	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
10.26	Purchase and Sale Agreement, dated February 5, 2019, by and between Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC and Intrepid Potash - New Mexico, LLC.	10-Q	May 7, 2019
10.27	Amendment to Purchase and Sale Agreement, dated March 28, 2019, by and between Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC, and Intrepid Potash - New Mexico, LLC.	10-Q	May 7, 2019
10.28	Closing Agreement, dated April 23, 2019, by and among Dinwiddie Cattle Company, LLC, Sherbrooke Partners, LLC, and Intrepid Potash - New Mexico, LLC.	10-Q	August 6, 2019
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 3, 2020	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	March 3, 2020
Robert P. Jornayvaz III

/s/ Matthew D. Preston	Vice President of Finance (Principal Financial Officer)	March 3, 2020
Matthew D. Preston

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	March 3, 2020
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	March 3, 2020
Terry Considine

/s/ Chris A. Elliott	Director	March 3, 2020
Chris A. Elliott

/s/ J. Landis Martin	Lead Director	March 3, 2020
J. Landis Martin

/s/ Barth E. Whitham	Director	March 3, 2020
Barth E. Whitham