Form 10-Q
period 2020-03-31
Intrepid Potash, Inc.
filed 2020-05-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, the registrant had outstanding 131,484,066 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$44,371	$20,603
Accounts receivable:
Trade, net	31,862	23,749
Other receivables, net	1,554	1,247
Inventory, net	87,860	94,220
Prepaid expenses and other current assets	4,669	5,524
Total current assets	170,316	145,343

Property, plant, equipment, and mineral properties, net	372,057	378,509
Water rights	19,184	19,184
Long-term parts inventory, net	28,403	27,569
Other assets, net	7,726	7,834
Total Assets	$597,686	$578,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,377	$9,992
Income taxes payable	50	50
Accrued liabilities	27,461	13,740
Accrued employee compensation and benefits	3,994	4,464
Advances on credit facility	—	19,817
Current portion of long-term debt	20,000	20,000
Other current liabilities	19,393	19,382
Total current liabilities	83,275	87,445

Advances on credit facility	29,817	—
Long-term debt, net	29,781	29,753
Asset retirement obligation	22,574	22,140
Operating lease liabilities	3,577	4,025
Other non-current liabilities	420	420
Total Liabilities	169,444	143,783
Commitments and Contingencies
Common stock, $0.001 par value; 400,000,000 shares authorized;
129,643,509 and 129,553,517 shares outstanding
at March 31, 2020, and December 31, 2019, respectively	130	130
Additional paid-in capital	653,946	652,963
Retained deficit	(225,834)	(218,437)
Total Stockholders' Equity	428,242	434,656
Total Liabilities and Stockholders' Equity	$597,686	$578,439

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$63,984	$57,554
Less:
Freight costs	11,860	10,456
Warehousing and handling costs	2,904	2,236
Cost of goods sold	43,047	31,694
Lower of cost or net realizable value inventory adjustments	550	—
Gross Margin	5,623	13,168

Selling and administrative	6,599	5,807
Accretion of asset retirement obligation	435	417
Litigation settlement	10,075	—
(Gain) loss on sale of asset	(4,696)	19
Other operating (income) expense	(11)	501
Operating (Loss) Income	(6,779)	6,424

Other Income (Expense)
Interest expense, net	(792)	(603)
Interest income	116	—
Other (expense) income	16	334
(Loss) Income Before Income Taxes	(7,439)	6,155

Income Tax Benefit	42	—
Net (Loss) Income	$(7,397)	$6,155

Weighted Average Shares Outstanding:
Basic	129,572	128,730
Diluted	129,572	130,880
Earnings Per Share:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	128,716,595	$129	$649,202	$(232,068)	$417,263
Net income	—	—	—	6,155	6,155
Stock-based compensation	—	—	1,031	—	1,031
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	55,249	—	(112)	—	(112)
Exercise of stock options	9,187	—	9	—	9
March 31, 2019	128,781,031	$129	$650,130	$(225,913)	$424,346

	Three-Month Period Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	129,553,517	$130	$652,963	$(218,437)	$434,656
Net loss	—	—	—	(7,397)	(7,397)
Stock-based compensation	—	—	1,032	—	1,032
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	89,992	—	(49)	—	(49)
Exercise of stock options		—		—	—
Balance, March 31, 2020	129,643,509	$130	$653,946	$(225,834)	$428,242
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(7,397)	$6,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,586	8,746
Accretion of asset retirement obligation	435	417
Amortization of deferred financing costs	86	68
Amortization of intangible assets	80	—
Stock-based compensation	1,032	1,031
Lower of cost or net realizable value inventory adjustments	550	—
Accrual for litigation settlement	10,075	—
(Gain) loss on disposal of assets	(4,696)	19
Allowance for doubtful accounts	275	—
Other	—	4
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,388)	(3,057)
Other receivables, net	(308)	(362)
Inventory, net	4,976	(4,091)
Prepaid expenses and other current assets	857	103
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	8,119	2,455
Operating lease liabilities	(552)	(479)
Other liabilities	41	(2,888)
Net cash provided by operating activities	14,771	8,121

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(5,710)	(3,958)
Deposit on asset purchase	—	(3,250)
Proceeds from sale of assets	4,786	—
Net cash used in investing activities	(924)	(7,208)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	10,000	—
Employee tax withholding paid for restricted stock upon vesting	(49)	(112)
Proceeds from exercise of stock options	—	9
Net cash provided by (used in) financing activities	9,951	(103)

Net Change in Cash, Cash Equivalents and Restricted Cash	23,798	810
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,239	33,704
Cash, Cash Equivalents and Restricted Cash, end of period	$45,037	$34,514

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$227	$49
Income taxes	$—	$—
Amounts included in the measurement of operating lease liabilities	$637	$565
Accrued purchases for property, plant, equipment, and mineral properties	$2,557	$1,435
Right-of-use assets exchanged for operating lease liabilities	$104	$5.916
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	— COMPANY BACKGROUND
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
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
We have updated our accounting policies for estimating credit losses as a result of adopting Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed in more detail below. We have made no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. ASU No. 2016-13 changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life and required a cumulative-effect adjustment to the statement of financial position on January 1, 2020. The effect of the adoption of this standard was immaterial on our condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,397)	$6,155

Basic weighted-average common shares outstanding	129,572	128,730
Add: Dilutive effect of restricted stock	—	2,033
Add: Dilutive effect of stock options	—	117
Diluted weighted-average common shares outstanding	129,572	130,880

Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2020	2019
Anti-dilutive effect of restricted stock	3,117	79

Anti-dilutive effect of stock options outstanding	3,120	1,701

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2020, and 2019 (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$44,371	$34,032
Restricted cash included in other current assets	150	—
Restricted cash included in other long-term assets	516	482
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$45,037	$34,514
Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Finished goods product inventory	$56,124	$55,585
In-process mineral inventory	17,735	25,591
Total product inventory	73,859	81,176
Current parts inventory, net	14,001	13,044
Total current inventory, net	87,860	94,220
Long-term parts inventory, net	28,403	27,569
Total inventory, net	$116,263	$121,789
Parts inventory is shown net of estimated allowances for obsolescence of $0.6 million as of March 31, 2020 and December 31, 2019.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $0.6 million for the three months March 31, 2020. For the three months ended March 31, 2019, we recorded no such charges.

Note 6	— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$27,265	$27,274
Ponds and land improvements	66,081	65,992
Mineral properties and development costs	143,938	143,988
Buildings and plant	81,593	81,468
Machinery and equipment	258,169	253,536
Vehicles	6,177	6,222
Office equipment and improvements	9,235	9,136
Operating lease ROU assets	8,194	8,123
Construction in progress	4,773	7,124
Total property, plant, equipment, and mineral properties, gross	$605,425	$602,863
Less: accumulated depreciation, depletion, and amortization	(233,368)	(224,354)
Total property, plant, equipment, and mineral properties, net	$372,057	$378,509
In March 2020, we sold approximately 320 acres of land for $4.8 million. In connection with that sale, we recorded a gain of $4.7 million.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation	$7,291	$6,855
Depletion	1,752	1,418
Amortization of right of use assets	543	473
Total incurred	$9,586	$8,746

Note 7	— DEBT
Senior Notes—As of March 31, 2020, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020*

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
*We repaid the $20 million outstanding principal balance due on the Series A on April 16, 2020.
The agreement governing the Notes contains certain financial covenants, including the following:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of March 31, 2020, was 7.2 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of March 31, 2020, was 1.6 to 1.0, therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For both the three-month period ended March 31, 2020, and the three-month period ended March 31, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2020.
In April 2020, we amended the agreement governing the Notes to add a debt basket to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.
Our outstanding long-term debt, net, as of March 31, 2020, and December 31, 2019, was as follows (in thousands):

	March 31, 2020	December 31, 2019
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	(20,000)
Less deferred financing costs	(219)	(247)
Long-term debt, net	$29,781	$29,753
Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of March 31, 2020, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2020, we borrowed $10 million and repaid $0 million under the facility. As of March 31, 2020, we had $30 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of March 31, 2020. We were in compliance with the applicable covenants under the facility as of March 31, 2020.
During the three months ended March 31, 2019, we had no borrowings under the facility and made no repayments.

In August 2019, we amended the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024.
In April 2020, we amended the credit facility to add a debt basket to allow for a $10 million loan under the CARES Act, described below.
PPP Loan—In April 2020, we applied for and received a $10 million loan under the Paycheck Protection Program under the CARES Act. The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. Beginning November 18, 2020, we are required to make monthly payments of principal and interest in the amount of $0.6 million. We may prepay the loan at any time prior to maturity with no prepayment penalties. We plan to fund payroll, benefits, or other allowed expenses under the program and expect the majority of the loan will be forgiven pursuant to current guidelines under the CARES Act.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million and $0.6 million for the three months ended March 31, 2020, and 2019, respectively.
Amounts included in interest expense, net for the three months ended March 31, 2020, and 2019, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest on Notes and credit facility	$779	$573
Amortization of deferred financing costs	86	68
Gross interest expense	865	641
Less capitalized interest	(73)	(38)
Interest expense, net	$792	$603

Note 8	— INTANGIBLE ASSETS
We have water rights, recorded at $19.2 million at March 31, 2020, and December 31, 2019. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require. With the economic slowdown as a result of the novel coronavirus (COVID-19) pandemic, we reviewed our water rights for possible impairment as of March 31, 2020 and concluded we do not need to impair our water rights.
We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 20 years. At March 31, 2020, and December 31, 2019, these intangible assets had a net book value of $6.1 million and $6.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9	— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $44.4 million and $20.6 million at March 31, 2020, and December 31, 2019, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Asset retirement obligation, at beginning of period	$22,250	$23,125
Accretion of discount	435	417
Total asset retirement obligation, at end of period	$22,685	$23,542
The current portion of the asset retirement obligation of $0.1 million is included in "Other current liabilities" on the condensed consolidated balance sheet as of March 31, 2020.

Note 11	— REVENUE
Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Contract Balances: As of March 31, 2020, and December 31, 2019, we had $17.1 million and $16.6 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. Our contract liability activity for the three months ended March 31, 2020, and 2019 is shown below (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$16,612	$11,678
Additions	3,910	—
Recognized as revenue during period	(3,436)	(3,161)
Ending balance	$17,086	$8,517
Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2020, and 2019. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$29,818	$—	$—	$(129)	$29,689
Trio®	—	21,201	—	—	21,201
Water	583	1,247	6,661	—	8,491
Salt	2,096	133	—	—	2,229
Magnesium Chloride	759	—	—	—	759
Brines	535	—	31	—	566
Other	—	—	1,049	—	1,049
Total Revenue	$33,791	$22,581	$7,741	$(129)	$63,984

	Three Months Ended March 31, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$28,545	$—	$1,822	$(1,208)	$29,159
Trio®	—	16,550	—	—	16,550
Water	340	942	4,104	—	5,386
Salt	3,001	317	—	—	3,318
Magnesium Chloride	1,740	—	—	—	1,740
Brines	704	—	—	—	704
Other	—	—	697	—	697
Total Revenue	$34,330	$17,809	$6,623	$(1,208)	$57,554

Note 12	— COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2020, approximately 9.4 million shares remained available for issuance under the Plan.
As of March 31, 2020, the following awards were outstanding under the Plan:

Outstanding as of March 31, 2020
Restricted Shares	1,840,557

Non-qualified Stock Options	3,111,209

Total share-based compensation expense was $1.0 million for both the three months ended March 31, 2020, and 2019. As of March 31, 2020, we had $3.1 million of total remaining unrecognized compensation expense related to awards, that is expected to be recognized over a weighted-average period of 1.1 years.

Note 13	— INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
During the three months ended March 31, 2020, we realized an immaterial amount of income tax benefit and during the three months ended March 31, 2019, we incurred no income tax expense. Our effective tax rate for the three months ended March 31, 2020, and 2019, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 14	— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2020, and December 31, 2019, we had $22.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $21.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
Legal—In February 2015, Mosaic Potash Carlsbad Inc. (“Mosaic”) filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and us in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico. Mr. Gamble is a former employee of Intrepid and Mosaic. In August 2015, the court denied Mosaic’s application for preliminary injunction. In July 2016, Mosaic filed a second complaint against Mr. Gamble and us in U.S. District Court for the District of New Mexico. In January 2018, the two lawsuits were consolidated into one lawsuit pending in the U.S. District Court for the District of New Mexico. Mosaic alleged against us violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information and related actions. Mosaic sought $23 million to $28 million in compensatory damages, $28 million to $37 million in punitive damages, attorneys' fees, other injunctive relief, and future royalty damages in unspecified amounts.
In March 2020, Intrepid and Mosaic participated in a settlement conference facilitated by a U.S. Magistrate Judge in New Mexico. We agreed to settle the matter, subject to signing a final settlement agreement, and we expect final closing of the settlement in May 2020. Under the terms of the settlement we will be obligated to pay Mosaic an aggregate of $10 million to dismiss all current and future claims arising from this matter against. Upon signing of a final settlement agreement, this matter will be closed. In connection with the settlement, we accrued a $10 million payable in our condensed consolidated financial statements as of March 31, 2020.
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenge the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to November 2020, subject to the continued motions of the protestants. We were allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid.
In February 2020, the protestants filed a Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court, also asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to Intrepid’s sale of water under these water rights and breach of contract claims. A hearing regarding this Writ was held in March 2020, and the non-adjudication court granted the Writ against the New Mexico State Engineer challenging the State Engineer's right to grant preliminary authorizations under the New Mexico Water Leasing Act. The non-adjudication court also denied our due process right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling requires the OSE to withdraw and cancel certain preliminary authorizations the

OSE had issued to us. This challenged ruling by the non-adjudication court does not impact the validity of our water rights, but potentially limits our ability to sell water under two specific leases.
The OSE has filed a Motion for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus. We have filed a Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of Intrepid’s request to intervene and seeking to stay enforcement while the matter is being decided.
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
As of March 31, 2020, and December 31, 2019, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
As of March 31, 2020, and December 31, 2019, the estimated fair value of our outstanding Notes was $48.3 million and $50 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended March 31, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$33,791	$22,581	$7,741	$(129)	$63,984
Less: Freight costs	5,441	6,548	—	(129)	11,860
Warehousing and handling costs	1,296	1,608	—	—	2,904
Cost of goods sold	22,720	17,430	2,897	—	43,047
Lower of cost or net realizable value inventory adjustments	—	550		—	550
Gross Margin (Deficit)	$4,334	$(3,555)	$4,844	$—	$5,623
Depreciation, depletion, and amortization incurred[1]	$7,312	$1,508	$632	$214	$9,666

Three Months Ended March 31, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$34,330	$17,809	$6,623	$(1,208)	$57,554
Less: Freight costs	4,640	5,035	781	—	10,456
Warehousing and handling costs	1,267	969	—	—	2,236
Cost of goods sold	19,059	11,074	2,769	(1,208)	31,694
Gross Margin	$9,364	$731	$3,073	$—	$13,168
Depreciation, depletion, and amortization incurred[1]	$6,795	$1,558	$190	$203	$8,746
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report other than statements of historical fact are forward‑looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:

•	changes in the price, demand, or supply of our products and services;

•	challenges to our water rights;

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

•	changes in reserve estimates;

•	currency fluctuations;

•	adverse changes in economic conditions or credit markets;

•	the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;

•	adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines;

•	increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;

•	changes in the prices of raw materials, including chemicals, natural gas, and power;

•	our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;

•	interruptions in rail or truck transportation services, or fluctuations in the costs of these services;

•	our inability to fund necessary capital investments;

•	the impact of the novel coronavirus (COVID-19) pandemic on our business, operations, liquidity, financial condition and results of operations;

•	our ability to regain compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); and

•
the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent Quarterly Reports on Form 10-Q, including Item 1A. Risk Factors of the Quarterly Report.

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.
In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no duty to update or revise publicly any forward-looking statements to conform those statements to actual results or to reflect new information or future events.
Throughout this Quarterly Report, we refer to average net realized sales price per ton, which is a non-GAAP financial measure. More information about this measure, including a reconciliation of this measure to the most directly comparable GAAP financial measure, is below under the heading "Non-GAAP Financial Measure."

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
We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." As of May 1, 2020, certain issues identified in the diligence process were not resolved by Dinwiddie Cattle Company or others. As a result, we were not required to pay any additional money relating to the acquisition.
We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct.
Recent Developments
New York Stock Exchange Notice

On April 17, 2020, we received notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. We can regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period or on the last day of the cure period, we have a closing share price of at least $1.00 per share and an average closing share price of at least $1.00 per share over the 30 trading-day period ending on such date. As required by the NYSE, we have notified the NYSE of our intent to cure the listing standard deficiency and regain compliance with the minimum share price requirement. We intend to consider all available options to cure the deficiency and restore compliance, and we are currently in compliance with all other NYSE continued listing standard rules. For more information, please see Item 1A. “Risk Factors” under the caption “If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.”

Significant Business Trends and Activities
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world. We have been deemed an essential business and have continued to operate to produce potash and Trio® and serve oil and gas markets through our oilfield solutions business. The safety and protection of our workforce is our first and foremost priority. We have implemented various procedures to help minimize the risks to our employees, including changes in our operating procedures to accommodate social distancing guidelines, additional cleaning and disinfection procedures and requiring those employees who can work from home to do so.
We continue to monitor the rapidly evolving situation and guidance from various authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that would require us to adjust our operating plans.
Although our first quarter results were not materially impacted by the COVID-19 pandemic, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We do expect that it will have a material effect on revenue growth and overall profitability, particularly for our oilfield solutions segment in future reporting periods.

Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the recent COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volumes in the first quarter of 2020 benefited from mild weather in the regions in which we sell, advancing the spring application season in those areas as compared to an average year. Total potash tons sold increased by 13% compared to the first quarter of 2019 as increased agricultural sales volumes more than offset reduced industrial sales.
Our potash average net realized sales price per ton decreased to $255 for the three months ended March 31, 2020, compared to $288 for the same period in 2019, as price decreases from both the 2019 summer fill program and the winter fill program announced in January 2020 lowered overall price levels. Price levels increased by $20 per ton in late January after the order window closed for the 2020 winter fill program and we realized this pricing in the western United States. However, pricing pressure remains in other parts of the country and the economic impacts and uncertainty from the COVID-19 pandemic may lead to reduced demand and limit our ability to achieve this higher pricing in the future.
With potash sales comprising 46% of our total sales in the first quarter of 2020, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.
We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton decreased 6% during the first quarter of 2020 as compared to the first quarter of 2019 due primarily to lower domestic pricing.
During the first quarter of 2020, domestic Trio® pricing was negatively impacted by a summer-fill program announced by our competitor in July 2019, lowering their list price by $35 to $50 per ton depending on product grade. Two subsequent attempts to increase Trio® pricing, after the summer-fill window closed and again in the fourth quarter of 2019, failed to gain traction with buyers. Shortly after the winter-fill program was announced for potash in January 2020, our competitor announced a new langbeinite pricing program which reduced delivered price for langbeinite to the price offered during the summer fill program. After the order window closed for this pricing program, our competitor's list price increased by $10 per ton. We matched this pricing, effectively maintaining summer-fill pricing for tons delivered in the first quarter of 2020. We expect to achieve the increased price midway through the second quarter, but this could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
Trio® sales volume increased 36% during the first quarter of 2020, compared to the first quarter of 2019, as good weather in most of our domestic markets has advanced the spring application season as compared to an average year. First quarter 2019 domestic sales were reduced due to wet weather which delayed the spring application season. International sales also increased during the first quarter of 2020, as compared to the first quarter of 2019, due to the timing of shipments.
We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels. Certain products rely more heavily on international markets, particularly standard Trio®. Our international warehouse temporarily closed in response to the COVID-19 pandemic in the first quarter and we may see additional closures related to COVID-19 in future periods which could reduce demand. If we experience reduced demand for Trio® due to warehouse closures or other effects from the COVID-19 pandemic, we may have to reduce production rates to manage inventory levels.

• Water sales. In the first three months of 2020, water sales were $8.5 million compared to $5.4 million during the same period of 2019. Water sales increased due to strong demand and the acquisition of additional water rights as part of Intrepid South, which allowed us to sell more water. We continue our efforts to diversify our sources of income by expanding our water sales and increasing the amount of water permitted for sale, particularly to service the oil and gas markets near our operating plants. Recent decreases in the price and demand for oil as a result of excess supply from major oil producing countries and a decrease in demand due to the effects of the COVID-19 pandemic have led most operators to announce reductions to their 2020 capital and operating plans. The COVID-19 pandemic has impacted the demand for oil as shelter-in-place orders have been issued across most major metropolitan areas, significantly reducing automobile and airline travel, two major consumers of oil. In addition, most states have required non-essential businesses to close and employees to work from home wherever possible. While shelter-in-place orders could be relaxed in many states beginning in May, the extent to which these restrictions are relaxed and the subsequent response from businesses and individuals remains uncertain as does the ultimate trajectory of the easing of restrictions over time. It is possible that subsequent shelter-in-place restrictions could be reinstated in states and major cities at a later date if there is a resurgence of cases related to COVID-19.
We expect the planned reduction in activities by operators will reduce our water sales in the second quarter, and likely into the second half of 2020, although the unprecedented conditions resulting from COVID-19 make forecasting future demand difficult. Given this uncertainty, we are suspending our 2020 water guidance.
Water rights in New Mexico are subject to a stated purpose and place of use, and many of Intrepid’s water rights were originally issued for uses relating to our mining operations. When water rights temporarily exceed the originally permitted use, Intrepid and other persons or entities with New Mexico water rights are able to sell water for alternative uses, such as sand/gravel, road construction, municipalities, farmers, ranchers and oil and gas development, thereby ensuring the highest and best use of New Mexico water that would otherwise go unused or make its way to Texas. When applicable Intrepid, or any other New Mexico water right holder, applies for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE may issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid, thereby ensuring the highest and best use of New Mexico water that would otherwise go unused or make its way to Texas. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Since 2017, Intrepid has faced a protest of our rights to use water from the Pecos River from numerous parties. Intrepid has a strong historical and legal basis supporting 19,836 acre feet of water rights on the Pecos River. While some parties have challenged Intrepid’s entire water right, recent and historic analysis from the New Mexico State Engineer’s Water Rights Division indicates Intrepid rights to a minimum of 6,062 acre feet of established rights.
Significant current and historic use of New Mexico Pecos River water rights comes from water sales made under preliminary authorizations issued by the OSE, both for Intrepid and many other New Mexico water rights users. Third parties have protested these preliminary authorizations, and the OSE is required to hold a hearing on the protests. In February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of certain of Intrepid’s New Mexico Pecos River water rights. In August 2019, all of the parties, including Intrepid and the protestants, stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to November 2020, subject to the continued motions of the protestants. Preliminary authorizations allow for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding, the protestants have challenged these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process in this matter until the agreed-upon adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of Intrepid's Pecos River water rights.
In February 2020, the protestant CID/Otis filed a Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court also asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to Intrepid’s sale of water under these water rights and breach of contract claims. A hearing regarding this Writ was held in March 2020, and the non-adjudication court granted the Writ against the New Mexico State Engineer challenging the State Engineer's right to grant preliminary authorizations under the New Mexico Water Leasing Act. The non-adjudication court also denied Intrepid’s due process right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling requires the New Mexico State Engineer to withdraw and cancel certain preliminary authorizations the New Mexico State Engineer had issued to Intrepid. This challenged ruling by the non-adjudication court does not impact the validity of Intrepid's water rights, nor does it impact our ability to deliver water at numerous other locations. It potentially limits Intrepid’s ability to use water under two specific leases, subject to challenge, but does not affect Intrepid’s continuing ability to utilize the subject diversion points to service other water rights.
The New Mexico Office of State Engineer has filed a Motion for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus.
The challenged ruling by the non-adjudication court only affects leases, not the underlying rights, on two points of diversion on the Pecos river and does not affect Intrepid's ability to produce potash or Trio®. As stated, Intrepid was denied the right to intervene and challenge both the jurisdiction, grounds and legitimacy of the non-adjudication court in this matter and has filed for a Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of Intrepid’s request to intervene and seeking to stay enforcement while the matter is being decided. Also as stated, the OSE has filed for a writ of Superintending Control in the New Mexico Supreme Court seeking to assert its jurisdiction over permitting under the Water Leasing Act. Both petitions seek a stay of the Writ of Mandamus issued by the non-adjudication court. These petitions are currently pending, and the adjudication court has scheduled the underlying issue regarding adjudication of the validity of the subject water rights for November of 2020. We continue to vigorously defend our legal position with respect to the validity of our water rights in all forums and assert the proper jurisdiction of the adjudication court in determining the validity and extent of Intrepid’s water rights in this matter.
We may face other political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $5.4 million for the three months ended March 31, 2020, compared to $7.0 million for the three months ended March 31, 2019. The decrease was primarily due to a $1.1 million decrease in salt sales and a $1.0 million decrease in magnesium chloride sales. Salt availability improved in certain regions of the country in the first quarter of 2020, compared to the same period in 2019, which reduced our sales footprint. Our sales of magnesium chloride were reduced due to limited product available for sale in the first quarter of 2020 as a result of the significant wet weather in Wendover during 2019.
We expect magnesium chloride production and sales to return to historic rates towards the end of the second quarter assuming average evaporation rates at our Wendover facility. Recent decreases in oil prices and reduced capital forecasts for oil and gas operators as a result of the COVID-19 pandemic are likely to reduce our water and brine sales in the near term.
• Diversification of products and services. We continue to diversify our products and services, particularly on our Intrepid South property. In addition to water sales, Intrepid South generates revenue from right-of-way agreements, surface damages and easements, caliche sales, and a produced water royalty. We added a brine station at our Intrepid South property in February 2020 and are currently developing a produced water facility with a partner near Intrepid South, although the expectation of reduced oil and gas operations due to the recent decrease in the price and demand for oil due to the COVID-19 pandemic have made the timing of this development uncertain. Demand for our high-speed mixing service has also been negatively impacted as a result of the decrease in oil price and oilfield activity. As we continue to diversify our portfolio, we may enter into new or complementary businesses that expand our product and service offerings beyond our existing assets or products through acquisition of companies or assets or otherwise. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2020	2019
Sales[1]	$63,984	$57,554

Cost of goods sold	$43,047	$31,694

Gross Margin	$5,623	$13,168

Selling and administrative	$6,599	$5,807

Net (Loss) Income	$(7,397)	$6,155

Average net realized sales price per ton[2]
Potash	$255	$288
Trio®	$193	$206
1Sales include sales of byproducts which were $5.4 million and $7.0 million for the three months ended March 31, 2020, and 2019, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2020, and 2019
Our total sales for the three months ended March 31, 2020, increased $6.4 million or 11% as compared to the three months ended March 31, 2019. Combined, our potash and Trio® sales increased $5.2 million due to an increase in sales volume, partially offset by a decrease in the average net realized sales prices for both products.
Water sales increased $3.1 million in the first quarter of 2020 compared to the first quarter of 2019. Water sales increased due to strong demand along the Pecos River and the acquisition of additional water rights as part of Intrepid South, which allowed us to sell more water. Our first quarter water sales were not materially impacted by the COVID-19 pandemic as significant decreases in the demand for oil and subsequent decreases in oil and gas activity didn't occur until later in the quarter. We expect a decrease in water sales will continue in the near-term due to decreases in oil and gas activity as a result of the COVID-19 pandemic.
Increases in potash, Trio® and water sales were partially offset by a $1.1 million decrease in salt sales and a $1.0 million decrease in magnesium chloride sales. During the first quarter of 2020, as compared to the first quarter of 2019, salt availability improved in certain regions of the country reducing our geographic footprint for salt sales. Significant wet weather at our Wendover facility limited the production of magnesium chloride and the product available for sale in the first quarter of 2020, as compared to the first quarter of 2019.
Gross margin decreased by $7.5 million, or 57%, for the year-over-year three-month periods ended March 31, due to factors discussed above and below.
Cost of Goods Sold
Our cost of goods sold increased 36% during the first quarter of 2020 compared to the first quarter of 2019, as potash and Trio® sales volumes increased 13% and 36%, respectively. Below average evaporation during 2019 at our potash facilities resulted in higher per ton cost of goods sold during the first quarter of 2020, as compared to the first quarter of 2019. Our Trio® cost of goods sold increased in the first quarter of 2020 compared to the first quarter of 2019, due to increased sales volumes and our product sales mix. In the first quarter of 2020, as compared to the first quarter of 2019, we sold a higher percentage of premium Trio® tons, which carry a higher per ton carrying cost than our other Trio® products. Finally, in the first quarter of 2019, a higher portion of our tons sold had been written down in prior quarters through lower of cost or net realizable value adjustments which resulted in lower per ton costs of product sold.

Gain on Sale of an Asset
In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill Acid Gas Injection (AGI) wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide (H2S). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to this customer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to other companies, where such sales provide a solution to a company's needs. We anticipate we will continue to have additional strategic sales of small parcels of land in the future.
Litigation Settlement
A settlement conference was held with Mosaic in late March 2020 related to ongoing litigation. Intrepid and Mosaic agreed to settle the matter, subject to signing a final settlement agreement, rather than continue devoting financial and legal resources to its continuation, and the parties expect final closing of the settlement in May 2020. Under the terms of the settlement we will pay Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation. Upon signing of a final settlement agreement, this matter will be closed. In connection with the settlement, we accrued a $10 million payable in our condensed consolidated financial statements as of March 31, 2020. Please see further information in Part II, Item 1, "Legal Proceedings" contained in this Quarterly Report.
Selling and Administrative Expense
During the first quarter of 2020, selling and administrative expenses increased 14% as compared to the first quarter 2019. The increase was mainly due to increased legal costs associated with outstanding litigation prior to the settlement agreement that was reached in late March 2020, as discussed above.
Net Income
We generated a net loss of $7.6 million for the three months ended March 31, 2020, compared to net income of $6.2 million in the same period in 2019 due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2020	2019
Sales[1]	$33,791	$34,330
Less: Freight costs	5,441	4,640
Warehousing and handling costs	1,296	1,267
Cost of goods sold	22,720	19,059
Gross Margin	$4,334	$9,364
Depreciation, depletion, and amortization incurred[2]	$7,312	$6,795

Potash sales volumes (in tons)	99	88
Potash production volumes (in tons)	137	110

Average potash net realized sales price per ton[3]	$255	$288
1 Sales include sales of byproducts which were $4.0 million and $5.8 million for the three months ended March 31, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."

Three Months Ended March 31, 2020, and 2019
Potash segment sales in the first quarter of 2020 were similar compared to the same period in 2019, as a 13% increase in sales volume was offset by an 12% decrease in our average net realized sales price per ton and a $1.8 million decrease in byproduct sales. Agricultural sales volumes benefited from good weather in the regions in which we sell, partially offset by a decrease in industrial sales volumes. Average net realized sales price per ton was lower due to price decreases announced in the summer of 2019 and under the winter-fill program announced in January 2020. We also sold fewer tons into the industrial market which generally carries higher pricing. Potash segment byproduct sales decreased due to a $1.0 million decrease in magnesium chloride sales and a $0.9 million decrease in salt sales. Wet weather conditions reduced magnesium chloride production during the 2019 season and limited the amount of product available for sale in the first quarter of 2020. Salt sales decreased compared to 2019 as salt availability improved in certain regions of the country in the first quarter of 2020 which reduced our sales footprint.
Potash segment freight expense increased $0.8 million, or 17%, in the first quarter of 2020, compared to the first quarter of 2019 as a result of increased sales volume and freight rates. Our freight expense is impacted by the geographic distribution of our potash sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 19% in the first quarter of 2020, compared to the same period in 2019, due to a 13% increase in sales volume and higher per ton production costs across our facilities as a result of the below average evaporation in 2019.
Potash production increased 25% compared to the first quarter of 2019 as we produced less salt at our Moab facility which allowed for additional days of potash production.
Our potash segment gross margin decreased $5.0 million in the first quarter of 2020, compared to the same period in 2019, due to the decrease in average net realized sales price per ton, increased per ton production costs, and a decrease in byproduct sales.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020	2019
Agricultural	81%	71%
Industrial	5%	17%
Feed	14%	12%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2020	2019
Sales[1]	$22,581	$17,809
Less: Freight costs	6,548	5,035
Warehousing and handling costs	1,608	969
Cost of goods sold	17,430	11,074
Lower of cost or net realizable value inventory adjustments	550	—
Gross (Deficit) Margin	$(3,555)	$731
Depreciation, depletion, and amortization incurred[2]	$1,508	$1,558

Sales volumes (in tons)	76	56
Production volumes (in tons)	50	63

Average Trio® net realized sales price per ton[3]	$193	$206
1 Sales include sales of byproducts which were $1.4 million and $1.3 million for the three months ended March 31, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2020, and 2019
Trio® segment sales increased 27% for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was due to a 36% increase in Trio® sales volume offset by a 6% decrease in the average net realized sales price per ton. Increased sales volume was a result of good weather in most of our domestic markets that has advanced the spring application season a few weeks as compared to an average year and an increase in export sales. International Trio® sales volumes increased 48% in the first quarter of 2020 compared to the first quarter of 2019, due to the timing of shipments to international customers. Our Trio® average net realized sales price per ton decreased 6% during the first quarter of 2020 as compared to the first quarter of 2019 due primarily to lower domestic pricing.
Trio® freight costs increased 30% in the first quarter of 2020, compared to the first quarter of 2019, mainly due to an increase in total sales volumes. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 57% in the first quarter of 2020, compared to the first quarter of 2019, primarily due to increased sales volume. We also sold a higher percentage of tons as premium Trio® which has a higher per ton carrying cost than our other Trio® products. Also, in the first quarter of 2019, a higher portion of our tons sold had been written down in prior quarters through lower of cost or net realizable value adjustments which resulted in lower per ton costs of product sold.
Our Trio® production volume decreased 21% in the first quarter of 2020, compared to the first quarter of 2019, as we used fewer tons of work-in-process inventory to convert to premium Trio®.
Our Trio® segment generated gross deficit of $3.6 million in the first quarter of 2020, compared to a gross margin of $0.7 million in the first quarter of 2019, due to the factors discussed above.
Additional Information Relating to Trio®

The percentage of Trio® tons sold into the export market increased during the three months ended March 31, 2020, compared to the same period in 2019, due to the timing of shipments to international customers.

	United States	Export
For the Three Months Ended March 31, 2020	70%	30%

For the Three Months Ended March 31, 2019	72%	28%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2020	2019
Sales	$7,741	$6,623
Less: Freight costs	—	781
Cost of goods sold	2,897	2,769
Gross Margin	$4,844	$3,073
Depreciation, depletion, and amortization incurred	$632	$190
Three Months Ended March 31, 2020, and 2019
Our oilfield solutions segment sales increased $1.1 million in the first quarter of 2020, compared to the same period in 2019, mainly due to a $2.6 million increase in water sales offset by a $1.8 million decrease in sales of potash in our high-speed mixing service. Our oilfield solutions water sales increased due to strong demand and the acquisition of additional water rights as part of Intrepid South, which allowed us to sell more water. Pressure on oil prices preceding the COVID-19 pandemic led to reduced demand for our high-speed mixing service. We expect the reduced price of oil as a result of the COVID-19 pandemic and related global economic conditions will limit high-speed mixing sales for the foreseeable future. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
Cost of goods sold increased 5%, or $0.1 million, due to the addition of water and real property assets at Intrepid South in May 2019, partially offset by reduced expenses related to our high-speed mixing service.
In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The gain on the sale of land was recorded in other operating income. The terms of the sale were highly restrictive and only allow the buyer to drill Acid Gas Injection (AGI) wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide (H2S). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to this customer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to other companies, where such sales provide a solution to a company's needs. We anticipate we will continue to have additional strategic sales of small parcels of land in the future.

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
Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic has caused an unprecedented decrease in the demand for oil, resulting in record low prices and significant decreases in oil and gas activity. Because of the significant economic uncertainty caused by the COVID-19 pandemic, we cannot reasonably estimate its effect on our financial condition, results of operations or cash flows in the future.
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
We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three months ended March 31, 2020, our average royalty rate was 4.4%. For the three months ended March 31, 2019, our average royalty rate was 4.5%.
Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2020 and 2019, was 0%. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2020 we recognized an immaterial amount of income tax benefit and for the three months ended March 31, 2019, we incurred no income tax expense.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our condensed consolidated balance sheet. However, any resulting impact to the deferred tax benefit or deferred tax expense would be offset by a corresponding adjustment to the valuation allowance and would have no income statement effect
As of March 31, 2020, we were in a near break-even cumulative three-year income position. Additionally, general uncertainty in the business markets we operate makes it difficult to forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of March 31, 2020. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
During the first three months of 2020, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $5.7 million. Given recent economic uncertainty as a result of the COVID-19 pandemic, particularly in oil and gas markets near our operations, we reduced our 2020 capital program and expect to be near the low end of our previous sustaining capital guidance of $10 million to $15 million for 2020. We also deferred the majority of our opportunity capital in 2020 and now expect to spend between $5 million and $10 million. We anticipate our remaining 2020 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Liquidity and Capital Resources
As of March 31, 2020, we had cash of $44.4 million, compared with cash of $20.6 million at December 31, 2019. In April 2020, we made a $20 million principal payment due on our Series A Notes. Also, in April 2020, we applied for and received a $10 million loan under the CARES Act Paycheck Protection Program. The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. Beginning November 2020, we are required to make monthly payments of principal and interest in the amount of $0.6 million. We may prepay the loan at any time prior to maturity with no prepayment penalties. We plan to fund payroll, benefits, or other allowed expenses under the program and expect the majority of the loan will be forgiven. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the eight-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
We accrued $10 million in the first quarter of 2020 relating to a settlement of the Mosaic lawsuit. We expect to pay the $10 million settlement at the end of May 2020.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowing under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With the remaining availability under our credit facility, the proceeds of our loan pursuant of the Paycheck Protection Program under the CARES Act and with expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the three months ended March 31, 2020, and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$14,771	$8,121
Cash flows used in investing activities	$(924)	$(7,208)
Cash flows provided by (used in) financing activities	$9,951	$(103)
Operating Activities
Total cash provided by operating activities through March 31, 2020, was $14.8 million, an increase of $6.7 million compared with the first three months of 2019. The increase was mainly driven by an increase in accounts payable and accrued liabilities.
Investing Activities
Total cash used in investing activities decreased by $6.3 million in the first three months of 2020, compared with the same period in 2019. In March 2020, we sold 320 acres of fee land on our Intrepid South property to an oil and gas operator for $4.8 million. In the first quarter of 2019, we used $3.3 million as a deposit for the acquisition of Intrepid South. Other additions to property, plant, equipment, and mineral properties increased $1.7 million compared to the first three months in 2019.
Financing Activities
Total cash provided by financing activities increased by $10.1 million in the first three months of 2020, compared with the same period in 2019 due to $10.0 million of net proceeds from borrowings under our credit facility. We routinely review the creditworthiness of our customers and make decisions to limit our exposure whenever possible. We increased our bad debt reserve in the first quarter by $0.3 million due to the significant decrease in oil and gas activity resulting from the COVID-19 pandemic, which we believe could lead to a decrease in the ability of certain customers to meet their obligations. This increase primarily relates to our smaller customers that purchase water and brine at our truck stations. Our larger customers, who take delivery of water via pipeline or directly from our storage ponds or points of diversion are generally well-capitalized and we have not seen a change in the timing of those receivables. The COVID-19 pandemic has not resulted in any change to the timing of receivables from our potash and Trio® customers. While we continue to monitor the creditworthiness of our customers and have made adjustments to reflect the increased uncertainty in specific markets, we don't believe this will have a material effect on our business.
Senior Notes
As of March 31, 2020, we had outstanding $50 million of senior notes (the "Notes") consisting of the following series:

•	$20 million of Senior Notes, Series A, due April 16, 2020

•	$15 million of Senior Notes, Series B, due April 14, 2023

•	$15 million of Senior Notes, Series C, due April 16, 2025
On April 16, 2020, we repaid our Series A Senior Notes at maturity.
The agreement governing the Notes contains certain financial covenants, including the following:

•
We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of March 31, 2020, was 7.2 to 1.0, therefore we were in compliance with this covenant.

•
We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of March 31, 2020, was 1.6 to 1.0, therefore we were in compliance with this covenant.

Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
For both the three-month period ended March 31, 2020, and the three-month period ended March 31, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
In April 2020, we amended the agreement governing the Notes to add a debt basket to allow for a $10 million loan under the Paycheck Protection Program of the CARES Act. We plan to fund payroll, benefits, or other allowed expenses under the program and expect the majority of the loan will be forgiven pursuant to current guidelines under the CARES Act.
We were in compliance with the applicable covenants under the agreement governing the Notes as of March 31, 2020.

Our outstanding long-term debt, net, as of March 31, 2020, and December 31, 2019, was as follows (in thousands):

	March 31, 2020	December 31, 2019
Notes	$50,000	$50,000
Less current portion of long-term debt	(20,000)	(20,000)
Less deferred financing costs	(219)	(247)
Long-term debt, net	$29,781	$29,753
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
In April 2020, we amended the credit facility to add a debt basket to allow for a $10 million loan under the Paycheck Protection Program under the CARES Act. We plan to fund payroll, benefits, or other allowed expenses under the program and expect the majority of the loan will be forgiven pursuant to current guidelines under the CARES Act.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. As of March 31, 2020, we had $29.8 million of borrowings and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of March 31, 2020. As of May 6, 2020, we had $29.8 million of borrowings and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility.
We were in compliance with the applicable covenants under the facility as of March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2019, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Except for the accounting policy for the measurement of credit losses for financial instruments that was updated as a result of adopting ASC 326 on January 1, 2020, as discussed in Note 2 to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies since December 31, 2019.

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
Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020		2019
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$33,791	$22,581	$34,330	$17,809
Less: Segment byproduct sales	3,973	1,380	5,785	1,259
Freight costs	4,540	6,534	3,242	5,035
Subtotal	$25,278	$14,667	$25,303	$11,515

Divided by:
Tons sold	99	76	88	56
Average net realized sales price per ton	$255	$193	$288	$206

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2019, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 842, Leases, required the implementation of new controls and the modification of certain accounting processes related to leases. The impact of these changes was not material to our internal control over financial reporting.
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
In the Fall of 2014, as part of an announced shut-down of the Mosaic Potash Carlsbad Inc. (“Mosaic”) Muriate of Potash facility, Steve Gamble was included in Mosaic’s early retirement/layoff of around 180 employees in its Carlsbad operations. Intrepid subsequently hired Mr. Gamble in January of 2015 after meeting him at a job fair following the Mosaic layoffs.
In February 2015, Mosaic filed a complaint and application for preliminary injunction and permanent injunction against Steve Gamble and Intrepid in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico, to prevent, among other things, his continued employment with Intrepid. In August 2015, the court denied Mosaic’s application for preliminary injunction. Intrepid continued Mr. Gamble's employment after this injunction was denied until approximately October 2015.
In July 2016, Mosaic filed a substantially similar complaint against Mr. Gamble asserting identical claims from its February 2015 New Mexico state court claims, and additional claims, in the U.S. District Court for the District of New Mexico. Mosaic alleged violations of the New Mexico Uniform Trade Secrets Act, tortious interference with contract relating to Mr. Gamble’s separation of employment from Mosaic, violations of the Computer Fraud and Abuse Act, conversion, and civil conspiracy relating to the alleged misappropriation of Mosaic’s confidential information. Intrepid vigorously denied and contested these claims in two years of costly motions and related proceedings.
Mosaic sought $23 million to $28 million in compensatory damages, $28 million to $37 million in punitive damages, attorneys' fees, other injunctive relief, and future royalty damages in unspecified amounts. Intrepid mounted a vigorous defense incurring growing legal expenses as well as anticipated continued expenses through trial. In addition, Intrepid expected appeals by the non-prevailing party following any verdict which would continue the expense and risk from this matter for potentially a number of years following a verdict. The actual trial date was also in jeopardy given the COVID-19 economic shut-down and related court delays. In March 2020, Intrepid and Mosaic participated in a settlement conference facilitated by a U.S. Magistrate Judge in New Mexico. The parties mutually agreed to settle the matter, subject to signing a final settlement agreement, rather than to continue devoting financial and legal resources to its continuation and expect final closing in May 2020.
Under the terms of the settlement, Intrepid is obligated to pay Mosaic an aggregate of $10 million to dismiss all current and any future claims related to this matter against Intrepid. Upon signing of a final settlement agreement, this matter is closed. In connection with the settlement, Intrepid accrued a $10 million payable in our condensed consolidated financial statements as of March 31, 2020.
Water rights in New Mexico are subject to a stated purpose and place of use, and many of Intrepid’s water rights were originally issued for uses relating to our mining operations. When water rights temporarily exceed the originally permitted use, Intrepid and other persons or entities with New Mexico water rights are able to sell water for alternative uses, such as sand/gravel, road construction, municipalities, farmers, ranchers, and oil and gas development, thereby ensuring the highest and best use of New Mexico water that would otherwise go unused or make its way to Texas. When applicable Intrepid, or any other New Mexico water right holder, applies for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE may issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid, thereby ensuring the highest and best use of New Mexico water that would otherwise go unused or make its way to Texas. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Since 2017, Intrepid has faced a protest of our rights to use water from the Pecos River from numerous parties. Intrepid has a strong historical and legal basis supporting 19,836 acre feet of water rights on the Pecos River. While some parties have challenged Intrepid’s entire water right, recent and historic analysis from the New Mexico State Engineer’s Water Rights Division indicates Intrepid rights to a minimum of 6,062 acre feet of established rights.
Significant current and historic use of New Mexico Pecos River water rights comes from water sales made under preliminary authorizations issued by the OSE, both for Intrepid and many other New Mexico water rights users. Third parties have protested these preliminary authorizations, and the OSE is required to hold a hearing on the protests. In February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of certain of Intrepid’s New Mexico Pecos River water rights. In August 2019, all of the parties, including Intrepid and the protestants, stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to November 2020, subject to the continued motions of the protestants. Preliminary authorizations allow for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding, the protestants have challenged these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process in this matter until the agreed-upon adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of Intrepid's Pecos River water rights.
In February 2020, the protestant CID/Otis filed a Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court also asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to Intrepid’s sale of water under these water rights and breach of contract claims. A hearing regarding this Writ was held in March 2020, and the non-adjudication court granted the Writ against the New Mexico State Engineer challenging the State Engineer's right to grant preliminary authorizations under the New Mexico Water Leasing Act. The non-adjudication court also denied Intrepid’s due process right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling requires the New Mexico State Engineer to withdraw and cancel certain preliminary authorizations the New Mexico State Engineer had issued to Intrepid. This challenged ruling by the non-adjudication court does not impact the validity of Intrepid's water rights, nor does it impact our ability to deliver water at numerous other locations. It potentially limits Intrepid’s ability to use water under two specific leases, subject to challenge, but does not affect Intrepid’s continuing ability to utilize the subject diversion points to service other water rights.
The New Mexico Office of State Engineer has filed a Motion for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus.
The challenged ruling by the non-adjudication court only affects leases, not the underlying rights, on two points of diversion on the Pecos river and does not affect Intrepid's ability to produce potash or Trio®. As stated, Intrepid was denied the right to intervene and challenge both the jurisdiction, grounds and legitimacy of the non-adjudication court in this matter and has filed for a Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of Intrepid’s request to intervene and seeking to stay enforcement while the matter is being decided. Also as stated, the OSE has filed for a writ of Superintending Control in the New Mexico Supreme Court seeking to assert its jurisdiction over permitting under the Water Leasing Act. Both Petitions seek a stay of the Writ of Mandamus issued by the non-adjudication court. These petitions are currently pending, and the adjudication court has scheduled the underlying issue regarding adjudication of the validity of the subject water rights for November of 2020. We continue to vigorously defend our strong legal position with respect to the validity of our water rights in all forums and assert the proper jurisdiction of the Adjudication Court in determining the validity and extent of Intrepid’s water rights in this matter.
We are subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed below:
Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, demand for our products, our personnel and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our operations, liquidity, financial condition and results of operations. While to date we have experienced no material negative effects on our business and results of operations as a result of the current COVID-19 pandemic, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the demand for our products, our mining operations, and the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations.
In particular, the COVID-19 pandemic has impacted the demand for oil as shelter-in-place orders have been issued across most major metropolitan areas, significantly reducing automobile and airline travel, two major consumers of oil. In addition, most cities have required non-essential businesses to close and employees to work from home wherever possible. While shelter-in-place orders could be relaxed in many cities beginning in May, the extent to which these restrictions are relaxed and the subsequent response from businesses and individuals remains uncertain as does the ultimate trajectory of the easing of restrictions over time. It is possible that subsequent shelter-in-place restrictions could be reinstated in major cities at a later date if there is a resurgence of cases related to the COVID-19 pandemic.
Our efforts to manage and mitigate the risks may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.

On April 17, 2020, we received notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. We can regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period or on the last day of the cure period, we have a closing share price of at least $1.00 per share and an average closing share price of at least $1.00 per share over the 30 trading-day period ending on such date. As required by the NYSE, we have notified the NYSE of our intent to cure the listing standard deficiency and regain compliance with the minimum share price requirement. We intend to consider all available options to cure the deficiency and restore compliance, and we are currently in compliance with all other NYSE continued listing standard rules.

While we are considering various options to cure the deficiency, it may take a significant effort to regain compliance with this continued listing standard, and there can be no assurance that we will be successful. If we fail to regain compliance with Section 802.01C during the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures. Delisting may adversely impact the perception of our financial condition, the trading of our common stock and our reputation with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2020, through January 31, 2020	—	—	—	N/A
February 1, 2020, through February 29, 2020	—	—	—	N/A
March 1, 2020, through March 31, 2020	47,361	$1.04	—	N/A
Total	47,361	$1.04	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
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

INTREPID POTASH, INC. (Registrant)

Dated: May 7, 2020	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Dated: May 7, 2020	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)