Form 10-Q
period 2020-06-30
Intrepid Potash, Inc.
filed 2020-08-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 001-34025
INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1501877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 17th Street, Suite 1050
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 28, 2020, the registrant had outstanding 132,950,646 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$34,552	$20,603
Accounts receivable:
Trade, net	19,256	23,749
Other receivables, net	1,982	1,247
Inventory, net	81,041	94,220
Prepaid expenses and other current assets	4,100	5,524
Total current assets	140,931	145,343

Property, plant, equipment, and mineral properties, net	368,008	378,509
Water rights	19,184	19,184
Long-term parts inventory, net	28,603	27,569
Other assets, net	11,102	7,834
Total Assets	$567,828	$578,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,228	$9,992
Income taxes payable	49	50
Accrued liabilities	12,184	13,740
Accrued employee compensation and benefits	6,353	4,464
Advances on credit facility	—	19,817
Current portion of long-term debt, net	24,872	20,000
Other current liabilities	24,044	19,382
Total current liabilities	75,730	87,445

Advances on credit facility	29,817	—
Long-term debt, net	14,909	29,753
Asset retirement obligation	23,003	22,140
Operating lease liabilities	3,098	4,025
Other non-current liabilities	1,063	420
Total Liabilities	147,620	143,783
Commitments and Contingencies
Common stock, 0.001 par value; 400,000,000 shares authorized;
130,061,248 and 129,553,517 shares outstanding
at June 30, 2020, and December 31, 2019, respectively	130	130
Additional paid-in capital	654,784	652,963
Retained deficit	(234,706)	(218,437)
Total Stockholders' Equity	420,208	434,656
Total Liabilities and Stockholders' Equity	$567,828	$578,439
See accompanying notes to these condensed consolidated financial statements.
1

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$46,450	$62,512	$110,434	$120,066
Less:
Freight costs	8,735	11,293	20,595	21,749
Warehousing and handling costs	2,065	2,230	4,969	4,466
Cost of goods sold	34,008	35,818	77,055	67,512
Lower of cost or net realizable value inventory adjustments	2,241	—	2,791	—
Gross (Deficit) Margin	(599)	13,171	5,024	26,339

Selling and administrative	6,673	6,355	13,272	12,162
Accretion of asset retirement obligation	434	417	869	834
Litigation settlement	—	—	10,075	—
Loss (gain) on sale of asset	234	20	(4,462)	39
Other operating expense (income)	269	(38)	258	463
Operating (Loss) Income	(8,209)	6,417	(14,988)	12,841

Other Income (Expense)
Interest expense, net	(635)	(806)	(1,427)	(1,409)
Interest income	—	—	116	—
Other (expense) income	(28)	—	(12)	334
(Loss) Income Before Income Taxes	(8,872)	5,611	(16,311)	11,766

Income Tax Benefit	—	—	42	—
Net (Loss) Income	$(8,872)	$5,611	$(16,269)	$11,766

Weighted Average Shares Outstanding:
Basic	129,786	128,896	129,679	128,813
Diluted	129,786	131,043	129,679	130,985
Earnings Per Share:
Basic	$(0.07)	$0.04	$(0.13)	$0.09
Diluted	$(0.07)	$0.04	$(0.13)	$0.09

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	129,553,517	$130	$652,963	$(218,437)	$434,656
Net loss	—	—	—	$(16,269)	(16,269)
Stock-based compensation	—	—	1,995	—	1,995
Exercise of stock options	—	—	—	—	—
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	507,731	—	(174)	—	(174)
Balance, June 30, 2020	130,061,248	$130	$654,784	$(234,706)	$420,208

	Three-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	129,643,509	$130	$653,946	$(225,834)	$428,242
Net loss	—	—	—	$(8,872)	(8,872)
Stock-based compensation	—	—	965	—	965
Exercise of stock options	—	—	—	—	—
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	417,739	—	(127)	—	(127)
Balance, June 30, 2020	130,061,248	$130	$654,784	$(234,706)	$420,208

	Six-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	128,716,595	$129	$649,202	$(232,068)	$417,263
Net income	—	—	—	11,766	11,766
Stock-based compensation	—	—	2,262	—	2,262
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	444,500	—	(278)	—	(278)
Exercise of stock options	9,187	—	9	—	9
Balance, June 30, 2019	129,170,282	$129	$651,195	$(220,302)	$431,022

	Three-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2019	128,781,031	$129	$650,130	$(225,913)	$424,346
Net income	—	—	—	5,611	5,611
Stock-based compensation	—	—	1,231	—	1,231
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	389,251	—	(166)	—	(166)
Balance, June 30, 2019	129,170,282	$129	$651,195	$(220,302)	$431,022

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(16,269)	$11,766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,629	16,819
Accretion of asset retirement obligation	869	834
Amortization of deferred financing costs	161	137
Amortization of intangible assets	161	—
Stock-based compensation	1,995	2,262
Lower of cost or net realizable value inventory adjustments	2,791	—
(Gain) loss on disposal of assets	(4,462)	39
Allowance for doubtful accounts	275	—
Allowance for parts inventory obsolescence	492	4
Other	(116)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,218	607
Other receivables, net	(735)	(1,132)
Inventory, net	8,861	90
Prepaid expenses and other current assets	1,430	1,191
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,528	603
Income tax payable	(1)	(98)
Operating lease liabilities	(1,050)	(970)
Other liabilities	5,771	(414)
Net cash provided by operating activities	23,548	31,738

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(10,645)	(55,517)
Additions to intangible assets	—	(13,581)
Long-term investment	(3,500)	—
Proceeds from sale of assets	4,786	68
Net cash used in investing activities	(9,359)	(69,030)

Cash Flows from Financing Activities:
Repayments of long-term debt	(20,000)	—
Proceeds from short-term borrowings on credit facility	10,000	30,000
Repayments of short-term borrowings on credit facility	—	(10,000)
Capitalized debt fees	(36)	—
Employee tax withholding paid for restricted stock upon vesting	(174)	(278)
Proceeds from loan under CARES Act	10,000	—
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(210)	19,731

Net Change in Cash, Cash Equivalents and Restricted Cash	13,979	(17,561)
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,239	33,704
Cash, Cash Equivalents and Restricted Cash, end of period	$35,218	$16,143

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$1,644	$1,162
Income taxes	$1	$98
Amounts included in the measurement of operating lease liabilities	$1,267	$1,140
Accrued purchases for property, plant, equipment, and mineral properties	$1,830	$3,174
Right-of-use assets exchanged for operating lease liabilities	$104	$6,726
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1— COMPANY BACKGROUND
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

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Note 3— EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8,872)	$5,611	$(16,269)	$11,766

Basic weighted-average common shares outstanding	129,786	128,896	129,679	128,813
Add: Dilutive effect of restricted stock	—	1,305	—	1,340
Add: Dilutive effect of stock options	—	842	—	832
Add: Dilutive effect of performance units	—	—	—	—
Diluted weighted-average common shares outstanding	129,786	131,043	129,679	130,985

Basic	$(0.07)	$0.04	$(0.13)	$0.09
Diluted	$(0.07)	$0.04	$(0.13)	$0.09
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive effect of restricted stock	1,927	831	1,837	359

Anti-dilutive effect of stock options outstanding	3,111	1,633	3,116	1,667

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
        Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2020, and 2019 (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$34,552	$15,508
Restricted cash included in other current assets	150	150
Restricted cash included in other long-term assets	516	485
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$35,218	$16,143
        Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
        The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Finished goods product inventory	$36,627	$55,585
In-process mineral inventory	32,570	25,591
Total product inventory	69,197	81,176
Current parts inventory, net	11,844	13,044
Total current inventory, net	81,041	94,220
Long-term parts inventory, net	28,603	27,569
Total inventory, net	$109,644	$121,789
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million and $0.6 million as of June 30, 2020, and December 31, 2019, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded charges of $2.2 million and $2.8 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, we recorded no such charges.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
        Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$27,263	$27,274
Ponds and land improvements	66,298	65,992
Mineral properties and development costs	143,955	143,988
Buildings and plant	81,636	81,468
Machinery and equipment	261,924	253,536
Vehicles	5,958	6,222
Office equipment and improvements	9,739	9,136
Operating lease ROU assets	8,177	8,123
Construction in progress	3,864	7,124
Total property, plant, equipment, and mineral properties, gross	$608,814	$602,863
Less: accumulated depreciation, depletion, and amortization	(240,806)	(224,354)
Total property, plant, equipment, and mineral properties, net	$368,008	$378,509
In March 2020, we sold approximately 320 acres of land for $4.8 million. In connection with that sale, we recorded a gain of $4.7 million.
        We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation	$7,363	$6,896	$14,654	$13,752
Depletion	136	691	1,888	2,108
Amortization of right of use assets	544	486	1,087	959
Total incurred	$8,043	$8,073	$17,629	$16,819

Note 7 — DEBT
        Senior Notes—As of June 30, 2020, we had outstanding $30 million of senior notes (the "Notes") consisting of the following series:
•$15 million of Senior Notes, Series B, due April 14, 2023
•$15 million of Senior Notes, Series C, due April 16, 2025
        On April 16, 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we reached an agreement with our noteholders to repay our Series C notes on July 17, 2020. As part of the agreement, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
        The agreement governing the Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of June 30, 2020, was 3.5 to 1.0, therefore we were in compliance with this covenant.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of June 30, 2020, was 2.0 to 1.0, therefore we were in compliance with this covenant.
        Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
        For both the six-month period ended June 30, 2020, and the six-month period ended June 30, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
        We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2020.
        In April 2020, we amended the agreement governing the Notes to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.
        Our outstanding long-term debt, net, as of June 30, 2020, and December 31, 2019, was as follows (in thousands):

	June 30, 2020	December 31, 2019
Notes and Payroll Protection Loan	$40,000	$50,000
Less current portion of long-term debt	(24,872)	(20,000)
Less deferred financing costs	(219)	(247)
Long-term debt, net	$14,909	$29,753

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2020, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on average availability under the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
        We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the six months ended June 30, 2020, we borrowed $10 million under the facility. As of June 30, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of June 30, 2020. We were in compliance with the applicable covenants under the facility as of June 30, 2020.
        During the six months ended June 30, 2019, we had $30 million in borrowings under the facility and made $10 million in repayments.

        In August 2019, we amended the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024.
        In April 2020, we amended the credit facility to allow for a $10 million loan under the CARES Act, described below.
        PPP Loan—In April 2020, we applied for and received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. Beginning November 18, 2020, we are required to make monthly payments of principal and interest in the amount of $0.6 million. We may prepay the loan at any time prior to maturity with no prepayment penalties. We plan to use the funds exclusively for allowed payroll and benefits expenses and expect the majority of the loan, if not all, will be forgiven. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
During the second quarter of 2020, the PPP was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which will end in early October. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP.
        Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.7 million and $0.8 million for the three months ended June 30, 2020, and 2019, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2020, and 2019, respectively.
        Amounts included in interest expense, net for the three and six months ended June 30, 2020, and 2019, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on debt borrowings	$584	$766	$1,363	$1,339
Amortization of deferred financing costs	75	68	161	137
Gross interest expense	659	834	1,524	1,476
Less capitalized interest	(24)	(28)	(97)	(67)
Interest expense, net	$635	$806	$1,427	$1,409

Note 8 — INTANGIBLE ASSETS
        We have water rights, recorded at $19.2 million at June 30, 2020, and December 31, 2019. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require. With the economic slowdown as a result of the novel coronavirus (COVID-19) pandemic, we reviewed our water rights for possible impairment as of June 30, 2020 and concluded we do not need to impair our water rights.
        We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 20 years. At June 30, 2020, and December 31, 2019, these intangible assets had a net book value of $6.0 million and $6.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $34.6 million and $20.6 million at June 30, 2020, and December 31, 2019, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset retirement obligation, at beginning of period	$22,685	$23,542	$22,250	$23,125
Liabilities settled	(116)	—	(116)	—
Liabilities incurred	—	—	—	—
Accretion of discount	434	417	869	834
Total asset retirement obligation, at end of period	$23,003	$23,959	$23,003	$23,959

Note 11 — REVENUE
        Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Contract Balances: As of June 30, 2020, and December 31, 2019, we had $22.7 million and $16.6 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities. For certain contracts, the customer has agreed to pay us before we have satisfied our performance obligations. Customer payments received before we have satisfied our performance obligations are accounted for as a contract liability. As of June 30, 2020 and 2019, the majority our contract liability relates to payments received from a customer for water purchases for which we have not yet delivered the water. Our contract liability activity for the three and six months ended June 30, 2020, and 2019 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$17,086	$8,517	$16,612	$11,678
Additions	5,736	3,528	9,646	3,528
Recognized as revenue during period	(132)	(1,402)	(3,568)	(4,563)
Ending balance	$22,690	$10,643	$22,690	$10,643

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2020, and 2019. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,549	$—	$—	$(74)	$21,475
Trio®	—	18,832	—	—	18,832
Water	112	404	2,029	—	2,545
Salt	1,701	15	—	—	1,716
Magnesium Chloride	952	—	—	—	952
Brine Water	212	—	161	—	373
Other	—	—	557	—	557
Total Revenue	$24,526	$19,251	$2,747	$(74)	$46,450

	Six Months Ended June 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$51,367	$—	$—	$(203)	$51,164
Trio®	—	40,033	—	—	40,033
Water	695	1,651	8,690	—	11,036
Salt	3,797	148	—	—	3,945
Magnesium Chloride	1,711	—	—	—	1,711
Brine Water	747	—	192	—	939
Other	—	—	1,606	—	1,606
Total Revenue	$58,317	$41,832	$10,488	$(203)	$110,434

	Three Months Ended June 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,020	$—	$218	$(111)	$32,127
Trio®	—	20,362	—	—	20,362
Water	457	938	4,270	—	5,665
Salt	2,368	135	—	—	2,503
Magnesium Chloride	206	—	—	—	206
Brine Water	496	—	—	—	496
Other	—	—	1,153	—	1,153
Total Revenue	$35,547	$21,435	$5,641	$(111)	$62,512

	Six Months Ended June 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$60,565	$—	$2,040	$(1,319)	$61,286
Trio®	—	36,913	—	—	36,913
Water	797	1,879	8,375	—	11,051
Salt	5,369	453	—	—	5,822
Magnesium Chloride	1,946	—	—	—	1,946
Brine Water	1,200	—	—	—	1,200
Other	—	—	1,848	—	1,848
Total Revenue	$69,877	$39,245	$12,263	$(1,319)	$120,066

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2020, approximately 7.6 million shares remained available for issuance under the Plan.
        As of June 30, 2020, the following awards were outstanding under the Plan (in thousands):

Outstanding as of June 30, 2020
Restricted Shares	2,891

Non-qualified Stock Options	3,111
        Total share-based compensation expense was $1.0 million and $1.2 million for the three months ended June 30, 2020, and 2019, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2020, and 2019, respectively. As of June 30, 2020, we had $4.6 million of total remaining unrecognized compensation expense related to awards, that is expected to be recognized over a weighted-average period of 1.5 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
        During the three months ended June 30, 2020, and 2019, we incurred no income tax expense. During the six months ended June 30, 2020, we incurred an immaterial amount of income tax benefit and during the six months ended June 30, 2019, we incurred no income tax expense. Our effective tax rate for the three months ended June 30, 2020, and 2019, and the six months ended June 30, 2020, and 2019 was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2020, and December 31, 2019, we had $22.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $21.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
        Legal—In March 2020, we entered into a definitive settlement agreement with Mosaic Potash Carlsbad Inc. ("Mosaic") related to a complaint originally brought against us and Steve Gamble in February 2015. Mr. Gamble is a former employee of Intrepid and Mosaic. Under the terms of the settlement agreement, we paid Mosaic an aggregate of $10 million in May 2020 to dismiss all current and future claims arising from this matter against us and the matter is now closed.
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenged the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to December 2020, subject to the continued motions of the protestants. We were allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment, which can be made "in-kind" with water from our other water rights, if the Pecos River water rights are ultimately found to be invalid.
        In December 2019, the protestants filed a Petition for Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court, also asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. A hearing regarding this Petition was held in March 2020, and the non-adjudication court granted the Writ against the New Mexico State Engineer challenging the State Engineer's right to grant preliminary authorizations under the New Mexico Water-Use Leasing Act. The non-adjudication court also denied our right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling requires the OSE to withdraw and cancel certain preliminary authorizations the OSE had issued to us. This challenged ruling by the non-adjudication court does not impact the validity of our water rights, but limits our and our lessees ability to use water under certain leases, subject to challenge.
        The OSE has filed a Petition for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus. We have filed a Petition for Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of Intrepid’s request to intervene and seeking to stay enforcement while the matter is being decided. While the New Mexico Supreme Court has not yet ruled on either of these motions, the OSE has withdrawn and cancelled certain preliminary authorizations the OSE had issued to us. On July 21, 2020, the OSE filed its State of New Mexico Response to CID/Otis's Motion for Summary Judgment, indicating our rights at up to 6,000 acre feet.
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
        As of June 30, 2020, and December 31, 2019, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the second quarter of 2020.
        As of June 30, 2020, and December 31, 2019, the estimated fair value of our outstanding Notes was $29.5 million and $50 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended June 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$24,526	$19,251	$2,747	$(74)	$46,450
Less: Freight costs	3,286	5,523	—	(74)	8,735
Warehousing and handling costs	1,204	861	—	—	2,065
Cost of goods sold	17,650	14,222	2,136	—	34,008
Lower of cost or net realizable value inventory adjustments	371	1,870	—	—	2,241
Gross Margin (Deficit)	$2,015	$(3,225)	$611	$—	$(599)
Depreciation, depletion, and amortization incurred[1]	$5,742	$1,516	$657	$209	$8,124

Six Months Ended June 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$58,317	$41,832	$10,488	$(203)	$110,434
Less: Freight costs	8,727	12,071	—	(203)	20,595
Warehousing and handling costs	2,500	2,469	—	—	4,969
Cost of goods sold	40,370	31,652	5,033	—	77,055
Lower of cost or net realizable value inventory adjustments	371	2,420	—	—	2,791
Gross Margin (Deficit)	$6,349	$(6,780)	$5,455	$—	$5,024
Depreciation, depletion, and amortization incurred[1]	$13,054	$3,025	$1,289	$422	$17,790

Three Months Ended June 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$35,547	$21,435	$5,641	$(111)	$62,512
Less: Freight costs	4,742	6,471	80	—	11,293
Warehousing and handling costs	1,319	911	—	—	2,230
Cost of goods sold	21,258	12,599	2,072	(111)	35,818
Gross Margin	$8,228	$1,454	$3,489	$—	$13,171
Depreciation, depletion, and amortization incurred[1]	$6,120	$1,520	$232	$201	$8,073

Six Months Ended June 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$69,877	$39,245	$12,263	$(1,319)	$120,066
Less: Freight costs	9,382	11,506	861	—	21,749
Warehousing and handling costs	2,586	1,880	—	—	4,466
Cost of goods sold	40,317	23,673	4,841	(1,319)	67,512
Gross Margin	$17,592	$2,186	$6,561	$—	$26,339
Depreciation, depletion and amortization incurred[1]	$12,915	$3,078	$423	$403	$16,819
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward-looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
        These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the following:
•changes in the price, demand, or supply of our products and services;
•challenges to our water rights;
•our ability to successfully identify and implement any opportunities to grow our business whether through expanded sales of water, Trio®, byproducts, and other non-potassium related products or other revenue diversification activities;
•our ability to integrate the Intrepid South assets into our existing business and achieve the expected benefits of the acquisition;
•our ability to sell Trio® internationally and manage risks associated with international sales, including pricing pressure and freight costs;
•the costs of, and our ability to successfully execute, any strategic projects;
•declines or changes in agricultural production or fertilizer application rates;
•declines in the use of potassium-related products or water by oil and gas companies in their drilling operations;
•our ability to prevail in outstanding legal proceedings against us;
•our ability to comply with the terms of our senior notes and our revolving credit facility, including the underlying covenants, to avoid a default under those agreements;
•further write-downs of the carrying value of assets, including inventories;
•circumstances that disrupt or limit production, including operational difficulties or variances, geological or geotechnical variances, equipment failures, environmental hazards, and other unexpected events or problems;
•changes in reserve estimates;
•currency fluctuations;
•adverse changes in economic conditions or credit markets;
•the impact of governmental regulations, including environmental and mining regulations, the enforcement of those regulations, and governmental policy changes;
•adverse weather events, including events affecting precipitation and evaporation rates at our solar solution mines;
•increased labor costs or difficulties in hiring and retaining qualified employees and contractors, including workers with mining, mineral processing, or construction expertise;
•changes in the prices of raw materials, including chemicals, natural gas, and power;
•our ability to obtain and maintain any necessary governmental permits or leases relating to current or future operations;
•interruptions in rail or truck transportation services, or fluctuations in the costs of these services;
•our inability to fund necessary capital investments;

•the impact of the novel coronavirus (COVID-19) pandemic on our business, operations, liquidity, financial condition and results of operations;
•our ability to regain compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”); and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent Quarterly Reports on Form 10-Q, including Item 1A. Risk Factors of this Quarterly Report.

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

Company Overview
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride, KCl or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
Recent Developments
New York Stock Exchange Notices

        On April 17, 2020, we received notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. We can regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period or on the last day of the cure period, we have a closing share price of at least $1.00 per share and an average closing share price of at least $1.00 per share over the 30 trading-day period ending on such date. As required by the NYSE, we have notified the NYSE of our intent to cure the listing standard deficiency and regain compliance with the minimum share price requirement. On June 2, 2020, we received notice that we had regained compliance with the minimum share price requirement.

On July 24, 2020, we received notice from the NYSE that we were once again no longer in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “July Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the July Notice or until the next annual meeting to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. Due to our reduced stock price, before we received notice of non-compliance we provided notice of a special meeting of shareholders to vote on four proposals that would allow our Board of Directors to enact a reverse stock split of between 1:3 and 1:15. On July 28, 2020, we held the special meeting and all proposals voted on at the special meeting were approved and we expect the Board will implement a reverse split in August 2020. The final split ratio will be determined by our stock price at the time of the split and other factors that could influence the price of our stock. We believe that being able to effect a reverse stock split is in the best interests of us and our stockholders by allowing us more flexibility to, among other things, potentially improve the marketability and liquidity of our commons stock and regain compliance with the listing requirements of the NYSE, which will allow management to focus on our business strategy.

For more information, please see Item 1A. “Risk Factors” under the caption “If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.”

Significant Business Trends and Activities
        The novel strain of coronavirus (COVID-19) has surfaced in nearly all regions around the world. We have been deemed an essential business and have continued to operate to produce potash and Trio® and serve oil and gas markets through our oilfield solutions business. The safety and protection of our workforce is our first and foremost priority. We continue to follow various procedures we implemented to help minimize the risks to our employees, including changes in our operating procedures to accommodate social distancing guidelines, additional cleaning and disinfection procedures and requiring those employees who can work from home to do so.
        We continue to monitor the rapidly evolving situation and guidance from various authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that would require us to adjust our operating plans.
        Our second quarter results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. Many areas of the country began to reopen during the second quarter of 2020. However, governmental authorities may reinstate shelter-in-place orders and other restrictive orders due to a continued resurgence of COVID-19 related cases. Such restrictive actions may lead to further decreases in the demand for oil and may impact our other operations if expanded restrictions are deemed necessary to mitigate the public health effects of the COVID-19 pandemic. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We do expect that if governmental authorities reinstate shelter-in-place and other restrictive orders, such actions will have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods.
        Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volumes in the second quarter of 2020 decreased 22% compared to the second quarter of 2019 and good early season weather accelerated the spring application season in many parts of the country, pushing some 2020 agricultural tons forward into the first quarter. First half 2020 sales volume was down 5% compared to the prior year as increases in agricultural and feed sales were offset by a significant decrease in industrial potash sales, due in large part to the COVID-19 pandemic. Actions taken in response to the COVID-19 pandemic, such as work from home and limiting travel, have decreased the demand for oil and subsequently reduced oil and gas activities.
        Our potash average net realized sales price per ton decreased to $256 for the three months ended June 30, 2020, compared to $299 for the same period in 2019. For the six months ended June 30, 2020 our potash average net realized sale price per ton decreased to $256, compared to $294 for the six months ended June 30, 2019, as price decreases from both the 2019 summer-fill program and the winter-fill program announced in January 2020 lowered overall price levels. Price levels increased by $20 per ton in late January after the order window closed for the 2020 winter-fill program and we realized this pricing in the western United States. In June 2020, a summer-fill program was announced by our competitors that lowered the price $40 per ton and $30 per ton in the corn belt and western United States, respectively, from current list prices. This is in effect a decrease of $20 per ton and $10 per ton for the corn belt and western United States, respectively, when compared to the winter-fill pricing from the first quarter of 2020. After the summer-fill order window closes, list price is scheduled to increase $15 per ton. We expect to sell at the summer-fill pricing levels through the third quarter and we expect to achieve the increased pricing in the fourth quarter, but this could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
        With potash sales comprising 46% of our total sales in the first six months of 2020, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

        We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. To date, we have not seen any impacts to the seasonal demand patterns for potash. However, further actions taken in response to the COVID-19 pandemic may impact the traditional fall fertilizer application season if there is an effect on available labor, transportation logistics, or supply disruptions. The combination of these items results in variability in potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton increased 6% during the second quarter of 2020 as compared to the second quarter of 2019 as we sold fewer tons internationally, which generally carry lower per-ton pricing. Our Trio® average net realized sales price per ton was unchanged for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as decreases in domestic pricing was offset by fewer international sales.
        During the second quarter of 2020, year-over-year domestic Trio® pricing continued to be negatively impacted by a summer-fill program announced by our competitor in July 2019, lowering their list price by $35 to $50 per ton depending on product grade, and a winter-fill program announced in January of 2020 that held price at the summer-fill levels until early in the second quarter. After the winter-fill order window expired, we did transact some sales at the higher pricing in the second quarter, although domestic competition remained strong which limited our ability to maintain those price levels. In June 2020, our competitor announced another summer-fill price decrease of $15 to $20 per ton from the current list price, or in effect a $5 to $10 per ton decrease from the winter-fill price level, for orders delivered through the end of the third quarter. This announcement mirrored the potash summer-fill price announced earlier in June. Price is scheduled to increase $15 per ton after the fill window, and we expect to achieve this price in the fourth quarter, but this could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
        Trio® sales volume increased 10% during the first six months of 2020, compared to the first six months of 2019, as good weather in most of our domestic markets resulted in a strong 2020 spring application season. First half 2019 domestic sales were reduced due to wet weather which negatively impacted the 2019 spring application season. International sales decreased significantly in the second quarter of 2020, as compared to the second quarter of 2019, due to the timing of shipments and as we pursue a more limited international sales strategy.
        We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels. Certain products rely more heavily on international markets, particularly standard Trio®. Our international warehouse temporarily closed in response to the COVID-19 pandemic in the first quarter and was reopened during the second quarter and currently remains open, but we may see additional closures with the continued resurgence of COVID-19 related cases, which could reduce demand in future periods. We reduced the production of fine langbeinite in the second quarter of 2020 to manage inventory levels and if we experience reduced demand for Trio® due to warehouse closures or other effects from the COVID-19 pandemic, we may need to continue to operate at reduced production rates to manage inventory levels.
• Water sales. In the second quarter of 2020, total water sales were $2.5 million compared to $5.7 million during the same period of 2019, and $8.5 million in the first quarter of 2020. During the second quarter, the COVID-19 pandemic impacted the demand for oil as shelter-in-place orders were issued across most major metropolitan areas, significantly reducing automobile and airline travel, two major consumers of oil. In addition, most states required non-essential businesses to close and employees to work from home wherever possible. While shelter-in-place orders were relaxed towards the end of the second quarter and demand began to rebound, there continues to be significant impacts from the COVID-19 pandemic as oil and gas activity in the areas in which we operate has not yet returned to the levels seen prior to the COVID-19 pandemic. In addition, positive cases of COVID-19 are increasing in most areas of the United States, which could lead to reinstating shelter-in-place restrictions in states and major cities. Such restrictions would negatively impact the demand for oil in the second half of 2020 or beyond.

For the six months ended June 30, 2020 and June 30, 2019, total water sales were $11.0 million The decrease in water sales in the second quarter of 2020, as discussed above, was offset by operating Intrepid South for the full six month period in 2020, compared to only two months of the six month period of 2019, as we purchased the Intrepid South assets in May 2019.
        We expect the planned reduction in activities by operators will continue to impact our sales of water and other oilfield products and services through at least the second half of 2020, although the unprecedented conditions resulting from the COVID-19 pandemic make forecasting future demand difficult.
        Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. When water rights temporarily exceed the originally permitted use, we and other persons or entities with New Mexico water rights are able to sell water for alternative uses, such as construction, farming, ranching and oil and gas development, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. When applicable we, or any other New Mexico water right holder, applies for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE may issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Since 2017, we have faced a protest of our rights to use water from the Pecos River from numerous parties. We have a strong historical and legal basis supporting 19,836 acre feet of water rights on the Pecos River. While some parties have challenged our entire water right, recent and historic analysis from the New Mexico Interstate Stream Commission expert report dated August 30, 2019 by Jennifer Stevens, Ph.D. indicates our rights based on historic consumptive use to a minimum of 5,800 acre feet of established rights. Further, on July 21, 2020 the OSE filed its State of New Mexico's Response to CID/Otis's Motion for Summary Judgment, indicating our rights at up to 6,000 acre feet.
        Significant current and historic use of New Mexico Pecos River water rights comes from water sales made under preliminary authorizations issued by the OSE, both for us and many other New Mexico water rights users. Third parties have protested these preliminary authorizations, and the OSE is required to hold a hearing on the protests. In February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of certain of Intrepid’s New Mexico Pecos River water rights. In August 2019, all of the parties, including us and the protestants, stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to December 2020, subject to the continued motions of the protestants. Preliminary authorizations allow for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid, which repayment may be made "in-kind" through our utilization of existing water rights which remain unaffected by actions under the affected leases which do not impact our ability to deliver water at numerous other locations and/or from the subject diversion points in service of those unaffected rights. Separate from the adjudication proceeding, the protestants have challenged these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process in this matter until the agreed-upon adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of Intrepid's Pecos River water rights.
        In February 2020, the protestant CID/Otis filed a Petition of Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court, asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. A hearing regarding this Writ was held in March 2020, and the non-adjudication court granted the Writ against the OSE challenging the OSE's right to grant preliminary authorizations under the New Mexico Water Leasing Act. The non-adjudication court also denied Intrepid’s right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling required the OSE to withdraw and cancel certain preliminary authorizations the OSE had issued to us. This challenged ruling by the non-adjudication court does not impact the validity of our water rights, nor does it impact our ability to deliver water at numerous other locations. The ruling limits our and our lessees ability to use water under certain leases, subject to challenge, but does not affect our continuing ability to utilize the subject diversion points to service other water rights.
        The OSE has filed a Petition for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus.

        The challenged ruling by the non-adjudication court only affects leases, not the underlying rights, on two points of diversion on the Pecos river and does not affect Intrepid's ability to produce potash or Trio®. As stated, we were denied the right to intervene and challenge both the jurisdiction, grounds and legitimacy of the non-adjudication court in this matter and we have filed for a Petition of Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of our request to intervene and seeking to stay enforcement while the matter is being decided. Also as stated, the OSE has filed for a Petition for Writ of Superintending Control in the New Mexico Supreme Court seeking to assert its jurisdiction over permitting under the Water Leasing Act. Both petitions seek a stay of the Writ of Mandamus issued by the non-adjudication court. These petitions are currently pending. The adjudication court has scheduled the underlying issue regarding adjudication of the validity of the subject water rights for December of 2020. We continue to vigorously defend our legal position with respect to the validity of our water rights in all forums and assert the proper jurisdiction of the adjudication court in determining the validity and extent of Intrepid’s water rights in this matter.
        We may face other political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $3.4 million for the three months ended June 30, 2020, compared to $4.6 million for the three months ended June 30, 2019. Byproduct sales were $8.7 million for the six months ended June 30, 2020, compared to $11.6 million for the six months ended June 30, 2019. The decrease during the second quarter of 2020 was primarily due to a $0.8 million decrease in salt sales and a $0.9 million decrease in water sales, offset by a $0.7 million increase in sales of magnesium chloride. Salt availability improved in certain regions of the country in the second quarter of 2020, compared to the same period in 2019, which reduced our sales footprint while overall water sales were down significantly due to the impact of the COVID-19 pandemic on oil and gas activity, as discussed above. Our sales of magnesium chloride increased as good early season evaporation allowed for the production of magnesium chloride towards the end of the second quarter of 2020. In the second quarter of 2019, above average wet weather during the spring limited the production and demand of magnesium chloride.
The decrease in byproduct sales during the first half of 2020 was due to a $1.9 million decrease in salt sales, a decrease of $0.5 million in brine water sales, a decrease of $0.3 million in byproduct water sales and a decrease of $0.2 million in magnesium chloride sales. Improved salt availability in certain regions of the country in the first half of 2020 reduced our sales footprint. The decrease in byproduct brine water and byproduct water sales was due to impact of the COVID-19 pandemic on oil and gas activity, as discussed above. The decrease in magnesium chloride sales is due to having less magnesium chloride to sell due to wet weather at our Wendover facility, which reduced our magnesium chloride production.
        Magnesium chloride production and sales returned to historic rates towards the end of the second quarter of 2020 and we expect that will continue in the second half of 2020 assuming average evaporation rates at our Wendover facility. We continue to experience decreased demand for water and other oilfield products and services as a result of the COVID-19 pandemic and expect this to continue for at least the second half of 2020.
• Diversification of products and services. We continue to diversify our products and services, particularly on our Intrepid South property. In addition to water sales, Intrepid South generates revenue from right-of-way agreements, surface damages and easements, caliche sales, and a produced water royalty. We added a brine station at our Intrepid South property in February 2020 and are reviewing opportunities to developing a produced water facility, although the expectation of reduced oil and gas operations due to the recent decrease in the price and demand for oil due to the COVID-19 pandemic have made the timing of this development uncertain. Demand for our high-speed mixing service has also been negatively impacted as a result of the decrease in oil prices and oilfield activities.
In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill Acid Gas Injection ("AGI") wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide ("H2S"). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to the buyer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to other companies, where such sales provide a solution to a company's needs. We may have additional strategic sales of small parcels of land in the future.
In May 2020, we acquired an 11% equity stake in the W.D. Von Gonten Laboratories ("WDVGL"), a global industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activities. With this investment we plan to revitalize our industrial sales and high-speed mixing service given the poor performance of clay-inhibition chemical substitutes. Our investment in WDVGL is also part of our strategy to leverage our existing oil and gas midstream businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. This expansion may be through organic growth, other strategic investments, partnerships, or acquisitions of complementary businesses that expand our product and service offerings beyond our existing assets or products. We believe that the investment opportunities in the current market are generational and provide a unique opportunity to accelerate our pivot towards oil and gas through accretive transactions. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales[1]	$46,450	$62,512	$110,434	$120,066

Cost of goods sold	$34,008	$35,818	$77,055	$67,512

Gross (Deficit) Margin	$(599)	$13,171	$5,024	$26,339

Selling and administrative	$6,673	$6,355	$13,272	$12,162

Net (Loss) Income	$(8,872)	$5,611	$(16,269)	$11,766

Average net realized sales price per ton[2]
Potash	$256	$299	$256	$294
Trio®	$208	$196	$200	$200
1Sales include sales of byproducts which were $3.4 million and $4.6 million for the three months ended June 30, 2020, and 2019, respectively, and $8.7 million and $11.6 million for the six months ended June 30, 2020, and 2019, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2020, and 2019
Our total sales for the three months ended June 30, 2020, decreased $16.1 million, or 26%, as compared to the three months ended June 30, 2019. Our potash sales decreased $10.7 million, or 33%, during the second quarter of 2020 as compared to the second quarter of 2019. Our tons of potash sold decreased 22% in the second quarter of 2020, compared to the second quarter of 2019, as favorable weather resulted in an earlier spring application season in 2020, as compared to 2019. Additionally, we sold fewer tons of potash into the industrial market in the second quarter of 2020 compared to the second quarter of 2019. Our average net realized sales price per ton decreased 14% for the three months ended June 30, 2020, compared to the same period in 2019, as price decreases from both the 2019 summer-fill program and the winter-fill program announced in January 2020 lowered overall price levels.
Our Trio® sales decreased $1.5 million, or 8%, in the second quarter of 2020, as compared to the second quarter of 2019. The decrease was due to selling 10% fewer tons in the second quarter of 2020 compared to the second quarter of 2019, partially offset by a 6% increase in the average net realized sales price per ton during the second quarter of 2020, compared to the second quarter of 2019. As with our potash sales, favorable spring weather in 2020 resulted in an earlier spring application season in 2020, as compared to 2019. Our average net realized sales price per ton increased slightly in the second quarter of 2020, compared to the second quarter of 2019, as we sold fewer tons of Trio® internationally in the second quarter of 2020, compared to the second quarter of 2019. Our Trio® average net realized sales price for international sales is less than our Trio® average net realized sales price for domestic sales, due to higher freight costs related to international sales.
Our water sales decreased $2.2 million, or 52%, in the second quarter of 2020, compared to the second quarter of 2019. Our water sales were negatively impacted by the COVID-19 pandemic as oil demand decreased significantly leading to decreased oil and gas activity, as discussed above. We expect our water sales will continue to be negatively impacted in the second half of 2020, due to the continued economic effects of the COVID-19 pandemic.
Our byproduct sales decreased $1.2 million in the second quarter of 2020, compared to the second quarter of 2019, due to a $0.9 million decrease in byproduct water sales, an $0.8 million decrease in salt sales, a decrease of $0.3 million in byproduct brine water sales, partially offset by an $0.7 million increase in magnesium chloride sales. Byproduct water and byproduct brine water sales decreased due to the negative economic effects related to the COVID-19 pandemic. We expect byproduct water sales and byproduct brine water sales will continue to be negatively impacted in the second half of 2020, due to the continued economic effects of the COVID-19 pandemic. Byproduct salt sales decreased as salt availability improved in certain parts of the U.S. which reduced our geographic footprint for salt sales. Magnesium chloride sales increased as we had more product to sell in the second quarter of 2020 compared to the same quarter in 2019. Wet weather at our Wendover facility reduced our magnesium chloride production in 2019.
Cost of Goods Sold

Our total cost of goods sold decreased 5% during the second quarter of 2020 compared to the second quarter of 2019. Our potash cost of goods sold decreased by $3.6 million, or 17%, during the second quarter of 2020 compared to the second quarter of 2019, mainly driven by a 22% decrease in potash tons sold. This decrease was partially offset by $1.6 million increase, or 13%, in our Trio® cost of goods sold. While Trio® tons sold during the second quarter of 2020, decreased 10% compared to the second quarter of 2019, we sold a higher percentage of premium Trio® tons in the second quarter of 2020, compared to the second quarter of 2019, which carry a higher per ton carrying cost than our other Trio® products.
Gross Margin
During the second quarter of 2020, we generated a gross deficit of $0.6 million compared to a gross margin of $13.2 million during the second quarter of 2019, driven by a decrease of 26% decrease in sales as discussed above. Additionally, during the second quarter of 2020, we recorded a $2.2 million lower of cost or net realizable value inventory adjustment due to declining potash and Trio® prices.
Selling and Administrative Expense
        During the second quarter of 2020, selling and administrative expenses increased 5% as compared to the second quarter 2019. The increase was due mainly to increased legal costs associated with protests over the validity of certain of our water rights and settlement of outstanding litigation.
        Net Income
        We generated a net loss of $8.9 million for the three months ended June 30, 2020, compared to net income of $5.6 million in the same period in 2019 due to the factors discussed above.
Consolidated Results for the Six Months Ended June 30, 2020, and 2019
Our total sales for the six months ended June 30, 2020, decreased $9.6 million or 8%, as compared to the six months ended June 30, 2019. Our potash sales during the first half of 2020 decreased $10.0 million compared to the first half of 2019. We sold 5% fewer tons of potash during the first half of 2020 compared to the first half of 2019, driven by selling fewer tons of potash into the industrial market. Our potash average net realized sales price per ton also decreased 13% in the first half of 2020 compared to the first half of 2019. Price decreases from the both the 2019 summer-fill program and the winter-fill program announced in January 2020 lowered overall price levels. Also, potash tons sold into the industrial market generally earn a higher average net realized sales price per ton compared to potash tons sold into the agriculture markets.
Our Trio® sales increased $3.1 million or 8% during the first half of 2020 compared to the first half of 2019. We sold more tons of Trio® during the first half of 2020 compared to the first half of 2019, while our Trio® average net realized sales price per ton was flat. Our increase in Trio® tons sold was driven by increased domestic sales during the first half of 2020 compared to the first half of 2019.
Water sales increased $0.3 million, or 4%, in the first half of 2020 compared to the first half of 2019, due to the additional water rights acquired as part of Intrepid South in May 2019. However, as discussed above, our second quarter 2020 water sales were materially impacted by the COVID-19 pandemic as significant decreases in the demand for oil and the subsequent decreases in oil and gas activities reduced water demand. We expect a decrease in water sales will continue at least through the second half of 2020 as a result of the COVID-19 pandemic.
Our sales of other oilfield solution segment offerings, including caliche, brine water, right-of-way agreements, surface damages and easements, were flat in the first half of 2020, compared to the first half of 2019.
Our total byproduct sales decreased $2.9 million, or 25%, for the six months ended June 30, 2020, compared to the first six months of June 30, 2019. Our byproduct salt sales decreased $1.9 million, or 32%, in the first half of 2020 compared to the first half of 2019, as salt availability improved in certain regions of the country reducing our geographic footprint for salt sales. Our byproduct brine water sales decreased $0.5 million, or 38%, and our byproduct water sales decreased $0.3 million, or 12%, due to the COVID-19 pandemic, as discussed above.
Cost of Goods Sold
Our cost of goods sold increased $9.5 million, or 14%, during the first half of 2020 compared to the first half of 2019. Our Trio® cost of goods sold increased $8.0 million, or 34% during the first half of 2020, compared to the first half of 2019, as Trio® sales volumes increased 10%. Also, in the first half of 2020, as compared to the first half of 2019, we reduced production of Trio® tons by 22% in order to manage our inventory levels. Because a majority of our production costs are fixed, reductions in tons produced results in a higher per ton production cost. Finally, we sold a higher percentage of premium Trio® tons in the first half of 2020, compared to the first half of 2019, which carry a higher per ton carrying cost than our other Trio® products.

Our potash cost of goods sold were virtually unchanged during the first half of 2020 compared to the first half of 2019, even though our potash tons sold decreased by 5%. Below average evaporation during the 2019 evaporation season at our potash facilities resulted in higher per ton cost of goods sold during the first half of 2020, as compared to the first half of 2019.
Our oilfield solutions cost of goods sold increased $0.2 million during the first half of 2020 compared to the first half of 2019, as water transfer and labor costs at Intrepid South increased $1.5 million, partially offset by a decrease of $1.3 million of intercompany purchases of potash from our potash segment that were used in our high-speed mixing service that were eliminated in consolidation because the cost of goods sold for those intercompany sales are included in the potash segment and the oilfield solutions segment. The increase in water transfer costs is due to the acquisition of Intrepid South in May 2019. During the first half of 2020, our oilfield solutions segment did not have any intercompany purchases of potash as we have not had any high-speed mixing sales in the first half of 2020, due to decreased oil demand as a result of the COVID-19 pandemic which led to decreased oil and gas activities.
Gross Margin
During the first half of 2020, we generated gross margin of $5.0 million compared to a gross margin of $26.3 million, driven by an 8% decrease in total sales coupled with an 14% increase in our total cost of goods sold, as discussed above. Additionally, during the first half of 2020, we recorded $2.8 million of lower of cost or net realizable value inventory adjustments due to declining potash and Trio® prices.
Gain on Sale of an Asset
        In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill Acid Gas Injection (AGI) wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide (H2S). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to the buyer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to other companies, where such sales provide a solution to a company's needs. We may have additional strategic sales of small parcels of land in the future.
        Litigation Settlement
A settlement conference was held with Mosaic in late March 2020 related to ongoing litigation. Intrepid and Mosaic agreed to settle the matter and we paid Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation, and the matter is now closed. Please see further information in Part II, Item 1, "Legal Proceedings" contained in this Quarterly Report.
        Selling and Administrative Expense
        During the first half of 2020, selling and administrative expenses increased 9% as compared to the first half of 2019. The increase was mainly due to increased legal costs associated with the settlement agreement with Mosaic as discussed above, and increased legal costs related to various protests against our water rights.
        Net Income
        We generated a net loss of $16.3 million for the six months ended June 30, 2020, compared to net income of $11.8 million in the same period in 2019, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2020	2019	2020	2019
Sales[1]	$24,526	$35,547	$58,317	$69,877
Less: Freight costs	3,286	4,742	8,727	9,382
Warehousing and handling costs	1,204	1,319	2,500	2,586
Cost of goods sold	17,650	21,258	40,370	40,317
Lower of cost or net realizable value inventory adjustments	371	—	371	—
Gross Margin	$2,015	$8,228	$6,349	$17,592
Depreciation, depletion, and amortization incurred[2]	$5,742	$6,120	$13,054	$12,915

Potash sales volumes (in tons)	74	95	173	183
Potash production volumes (in tons)	4	56	140	167

Average potash net realized sales price per ton[3]	$256	$299	$256	$294
1 Sales include sales of byproducts which were $3.0 million and $3.5 million for the three months ended June 30, 2020, and 2019, respectively, and $7.0 million and $9.3 million for the six months ended June 30, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2020, and 2019
Potash segment sales in the second quarter of 2020 decreased compared to the same period in 2019, due to a 22% decrease in sales volume and a 14% decrease in our average net realized sales price per ton and a $0.6 million decrease in byproduct sales. Agricultural sales volumes decreased in the second quarter of 2020 compared to the second quarter of 2019, due to good weather in the first quarter of 2020 which pushed the delivery of product to earlier in the year. We also sold fewer tons into the industrial market. Our industrial potash sales were negatively impacted by the COVID-19 pandemic as oil demand decreased significantly leading to decreased oil and gas activity. Average net realized sales price per ton was lower due to price decreases announced in the summer of 2019 and under the winter-fill program announced in January 2020 and due to lower industrial sales volume. Above average evaporation in Wendover in the first half of 2020 allowed us to begin normal production and sales rates for magnesium chloride in June which offset a decrease in byproduct water, salt, and brine sales. Salt sales decreased compared to 2019 as salt availability improved in certain regions of the country in the second quarter of 2020 which reduced our sales footprint.
Potash segment freight expense decreased $1.4 million, or 31%, in the second quarter of 2020, compared to the second quarter of 2019 as a result of decreased sales volume of potash. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 17% in the second quarter of 2020, compared to the same period in 2019, due to a 22% decrease in potash sales volume offset by higher per ton production costs across our facilities as a result of the below average evaporation in 2019.
Potash production decreased 93% compared to the second quarter of 2019 as we finished the spring production season earlier than the previous year due to reduced pond inventory as a result of lower evaporation rates in the summer of 2019.
Our potash segment gross margin decreased $6.2 million in the second quarter of 2020, compared to the same period in 2019, due to the decrease in average net realized sales price per ton, increased per ton production costs, decreased potash sales volumes, and a decrease in byproduct sales.

        Six Months Ended June 30, 2020, and 2019
Potash segment sales for the six months ended June 30, 2020 decreased compared to the same period in 2019, due to a 5% decrease in sales volume, a 13% decrease in our average net realized sales price per ton, and a $2.4 million decrease in byproduct sales. Industrial sales volume decreased 71% as our industrial potash sales were negatively impacted by the COVID-19 pandemic as oil demand decreased significantly leading to decreased oil and gas activity. Historically, our industrial potash sales carried a higher average net realized sales price per ton, and the decrease in industrial potash sales negatively impacted our overall potash average net realized sales price per ton. Agricultural volumes were similar to prior year and feed sales were up 26%. Average net realized sales price per ton was lower due to price decreases announced in the summer of 2019 and under the winter-fill program announced in January 2020 and due to lower industrial sales volume. Byproduct sales decreased as reduced oil and gas activity resulted in decreased byproduct water and brine sales. Salt sales decreased compared to 2019 as salt availability improved in certain regions of the country in the second quarter of 2020 which reduced our sales footprint.
Potash segment freight expense decreased $0.7 million, or 7%, in the first six months of 2020, compared to the first six months of 2019 as a result of decreased sales volume of potash. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold were similar to the prior year as reduced sales volume was offset by higher per ton production costs across our facilities as a result of the below average evaporation in 2019.
Potash production decreased 16% in the first six months of 2020 compared to the first six months of 2019 due to reduced evaporation during the 2019 evaporation season.
Our potash segment gross margin decreased $11.2 million in the first six months of 2020, compared to the same period in 2019, due to the decrease in average net realized sales price per ton, increased per ton production costs, decreased potash sales volumes, and a decrease in byproduct sales.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Agricultural	78%	76%	80%	74%
Industrial	3%	12%	4%	14%
Feed	19%	12%	16%	12%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2020	2019	2020	2019
Sales[1]	$19,251	$21,435	$41,832	$39,245
Less: Freight costs	5,523	6,471	12,071	11,506
Warehousing and handling costs	861	911	2,469	1,880
Cost of goods sold	14,222	12,599	31,652	23,673
Lower of cost or net realizable value inventory adjustments	1,870	—	2,420	—
Gross (Deficit) Margin	$(3,225)	$1,454	$(6,780)	$2,186
Depreciation, depletion, and amortization incurred[2]	$1,516	$1,520	$3,025	$3,078

Sales volumes (in tons)	64	71	140	127
Production volumes (in tons)	50	66	100	129

Average Trio® net realized sales price per ton[3]	$208	$196	$200	$200
1 Sales include sales of byproducts which were $0.4 million and $1.1 million for the three months ended June 30, 2020, and 2019, respectively, and $1.8 million and $2.3 million for the six months ended June 30, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2020, and 2019
Trio® segment sales decreased 10% for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a 10% decrease in Trio® tons sold, while increased average net realized sales price was offset by reduced byproduct sales of water and salt. Record domestic sales volume in the second quarter of 2020 was more than offset by a decrease in international sales volume. International Trio® sales volumes decreased 89% in the second quarter of 2020 compared to the second quarter of 2019, due to our increased focus on domestic shipments and variability in the timing of shipments to international customers. Our international Trio® sales were also negatively impacted as our international Trio® warehouse was closed for a part of the second quarter due to the COVID-19 pandemic. Our Trio® average net realized sales price per ton increased 6% during the second quarter of 2020 as compared to the second quarter of 2019 due primarily to a higher percentage of domestic sales.
Trio® freight costs decreased 15% in the second quarter of 2020, compared to the second quarter of 2019, due to the decrease in total sales volumes and a reduction in international shipments. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 13% in the second quarter of 2020, compared to the second quarter of 2019. During the second quarter of 2020, we experienced increased losses in our pelletization process and we reduced our fine langbeinite recovery levels to manage inventory levels, both which led to higher per-ton carrying costs. Also, in the second quarter of 2019, a higher percentage of our tons sold had been written down in prior quarters through lower of cost or net realizable value adjustments which resulted in lower per ton costs of product sold.
We recorded a $1.9 million lower of cost or net realizable value inventory adjustment in the second quarter of 2020 due to the summer-fill price announced by our competitor in June 2020 which lowered the list price on Trio® by $15-$20 per ton. We expect to sell at these reduced prices through at least the third quarter of 2020.
        Our Trio® production volume decreased 24% in the second quarter of 2020, compared to the second quarter of 2019, as we used fewer tons of work-in-process inventory to convert to premium Trio® , we decreased our fine langbeinite recovery to control inventory levels, and we experienced increased losses in our pelletization process.
        Our Trio® segment generated a gross deficit of $3.2 million in the second quarter of 2020, compared to a gross margin of $1.5 million in the second quarter of 2019, due to the factors discussed above.

Six Months Ended June 30, 2020, and 2019
Trio® segment sales increased 7% for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to a 10% increase in Trio® tons sold, offset partially by reduced byproduct sales of water and salt. Increased sales volume was a result of strong domestic sales offset by a slight decrease in international sales volume. Our Trio® average net realized sales price per ton was the same as the prior period as lower domestic pricing was offset by reduced international shipments and higher international average net realized sales prices as we focused on higher-priced export markets.
Trio® freight costs increased 5% in the first six months of 2020, compared to the first six months of 2019, due to the increase in total sales volumes, offset by fewer international shipments. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 34% in the first six months of 2020, compared to the first six months of 2019. During the first six months of 2020, sales volume increased 10% and we sold a higher percentage of premium Trio® which carries a higher per-ton cost than other Trio® products. We also experienced increased losses in our pelletization process and we reduced our fine langbeinite recovery levels in the second quarter of 2020 to manage inventory levels, both which led to higher per-ton carrying costs. Also, in the first six months of 2019, a higher percentage of our tons sold had been written down in prior quarters through lower of cost or net realizable value adjustments which resulted in lower per ton costs of product sold.
We recorded a $2.4 million lower of cost or net realizable value inventory adjustment in the first six months of 2020, primarily due to the summer-fill price announced by our competitor in June 2020 which lowered the list price on Trio® by $15-$20 per ton. We expect to sell at these reduced prices through at least the third quarter of 2020.
        Our Trio® production volume decreased 22% compared to the first six months of 2019, as we used fewer tons of work-in-process inventory to convert to premium Trio®, we decreased our fine langbeinite recovery in the second quarter to control inventory levels, and we experienced increased losses in our pelletization process.
        Our Trio® segment generated a gross deficit of $6.8 million in the first six months of 2020, compared to a gross margin of $2.2 million in the first six months of 2019, due to the factors discussed above.
        Additional Information Relating to Trio®
        The percentage of Trio® tons sold into the export market decreased during the three and six months ended June 30, 2020, compared to the same period in 2019, due to our increased focus on domestic shipments and variability in the timing of shipments to international customers.

	United States	Export
For the Three Months Ended June 30, 2020	97%	3%
For the Six Months Ended June 30, 2020	83%	17%

For the Three Months Ended June 30, 2019	75%	25%
For the Six Months Ended June 30, 2019	74%	26%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Sales	$2,747	$5,641	$10,488	$12,263
Less: Freight costs	—	80	—	861
Cost of goods sold	2,136	2,072	5,033	4,841
Gross Margin	$611	$3,489	$5,455	$6,561
Depreciation, depletion, and amortization incurred	$657	$232	$1,289	$423
Three Months Ended June 30, 2020, and 2019
        Our oilfield solutions segment sales decreased $2.9 million in the second quarter of 2020, compared to the same period in 2019, mainly due to a $2.2 million decrease in water sales and a $0.7 million decrease in sales of other oilfield products and services. Our oilfield solutions water sales decreased as the COVID-19 pandemic pressured oil prices and reduced oil and gas completion activity. We expect the COVID-19 pandemic and related global economic conditions will reduce sales of water and other oilfield products in the second half of 2020. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
        Cost of goods sold increased 3%, or $0.1 million, as reduced water transfer expense was offset by the addition of water and real property assets at Intrepid South in May 2019 which increased depreciation expense compared to the prior year.
Gross margin decreased $2.9 million compared to the prior year, due to the factors discussed above.
Six Months Ended June 30, 2020, and 2019
        Our oilfield solutions segment sales decreased $1.8 million in the first six months of 2020, compared to the same period in 2019, mainly due to a $2.0 million decrease in potash used in our high-speed mixing service. Sales of water and oilfield related products and services were similar to the prior year as a strong first quarter of 2020 was offset by reduced sales in the second quarter due to the COVID-19 pandemic. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
        Cost of goods sold increased 4%, or $0.2 million, as reduced expense related to our high-speed mixing service was offset by increased water transfer expense and the addition of water and real property assets at Intrepid South in May 2019 which increased depreciation expense compared to the prior year.
Gross margin decreased $1.1 million compared to the prior year, due to the factors discussed above.
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
        Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic has caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity, and our water sales, including byproduct water sales, decreased 55% in the second quarter of 2020 compared to the second quarter of 2019. We expect our water sales and sales of other products and services offered through our oilfield solutions segment will continue to be negatively impacted through at least the second half of 2020, due to the continued economic effects of the COVID-19 pandemic.
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
        We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and six months ended June 30, 2020, our average royalty rate was 4.4%. For the three and six months ended June 30, 2019, our average royalty rate was 4.3% and 4.4%, respectively.
        Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2020 and 2019, was 0%. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three and six months ended June 30, 2020 we incurred no income tax expense. For the three months ended June 30, 2019, we incurred no income tax expense and for the six months ended June 30, 2019, we recognized an immaterial amount of income tax benefit.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rate and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our condensed consolidated balance sheet. However, any resulting impact to the deferred tax benefit or deferred tax expense would be offset by a corresponding adjustment to the valuation allowance and would have no income statement effect
As of June 30, 2020, we were in a near break-even cumulative three-year income position. Additionally, general uncertainty in the business markets we operate makes it difficult to forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of June 30, 2020. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
        During the first six months of 2020, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $10.6 million. In the second quarter of 2020, we invested $3.5 million for an 11% equity stake in W.D. Von Gonten Laboratories ("WDVGL"). WDVGL is an industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activity.
Given recent economic uncertainty as a result of the COVID-19 pandemic, particularly in oil and gas markets near our operations, we continue to limit our 2020 capital program and expect to spend between $15 million and $20 million on capital investments in 2020, excluding the equity investment discussed above. We anticipate our remaining 2020 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2020, we had cash of $34.6 million, compared with cash of $20.6 million at December 31, 2019. In April 2020, we made a $20 million principal payment due on our Series A Notes. In July 2020, we reached an agreement with our noteholders to repay our Series C on July 17, 2020. As part of the agreement, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million. Also, in April 2020, we applied for and received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. Beginning November 2020, we are required to make monthly payments of principal and interest in the amount of $0.6 million. We may prepay the loan at any time prior to maturity with no prepayment penalties. We plan to use the funds exclusively for allowed payroll and benefits expenses and expect the majority of the loan, if not all, will be forgiven. During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which will end in early October. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
During the second quarter, we paid $10 million to Mosaic to settle its lawsuit against us. The settlement dismisses all current and any future claims by Mosaic related to this matter against us. This matter is now closed.
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
The following summarizes our cash flow activity for the six months ended June 30, 2020, and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$23,548	$31,738
Cash flows used in investing activities	$(9,359)	$(69,030)
Cash flows (used in) provided by financing activities	$(210)	$19,731

Operating Activities
Total cash provided by operating activities through June 30, 2020, was $23.5 million, a decrease of $8.2 million compared with the first six months of 2019. The decrease was mainly driven by the litigation settlement paid in May 2020.
Investing Activities
        Total cash used in investing activities decreased by $59.7 million in the first six months of 2020, compared with the same period in 2019 due to the Intrepid South acquisition in 2019. Other additions to property, plant, equipment, and mineral properties increased $0.9 million compared to the first six months in 2019.
Financing Activities
Total cash used in financing activities increased by $19.9 million in the first six months of 2020, compared with the same period in 2019 primarily due to $20.0 million paid to retire our Series A senior notes at maturity. During the six months ended June 30, 2020, we borrowed an additional $10 million under our credit facility and received $10 million under the CARES Act Paycheck Protection Program. During the six months ended June 30, 2019, we made net borrowings under our credit facility of $20 million.
We routinely review the creditworthiness of our customers and make decisions to limit our exposure whenever possible. During the quarter we saw an increase in delinquency from our smaller customers that purchase water and brine at our truck stations as the COVID-19 pandemic has dramatically decreased opportunities for those customers near our operations. Our larger customers, who take delivery of water via pipeline or directly from our storage ponds or points of diversion are generally well-capitalized and we have not seen a change in the timing of those receivables. The COVID-19 pandemic has not resulted in any change to the timing of receivables from our potash and Trio® customers. While we continue to monitor the creditworthiness of our customers and have made adjustments to reflect the increased uncertainty in specific markets, we don't believe this will have a material effect on our business.
Senior Notes
        As of June 30, 2020, we had outstanding $30 million of senior notes (the "Notes") consisting of the following series:
•$15 million of Senior Notes, Series B, due April 14, 2023
•$15 million of Senior Notes, Series C, due April 16, 2025
        On April 16, 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we reached an agreement with our noteholders to repay our Series C notes on July 17, 2020. As part of the agreement, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
        The agreement governing the Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of June 30, 2020, was 3.5 to 1.0, therefore we were in compliance with this covenant.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of June 30, 2020, was 2.0 to 1.0, therefore we were in compliance with this covenant.
        Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Notes.
        For both the six-month period ended June 30, 2020, and the six-month period ended June 30, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
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
        In April 2020, we amended the agreement governing the Notes to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.

        We were in compliance with the applicable covenants under the agreement governing the Notes as of June 30, 2020.
        Our outstanding long-term debt, net, as of June 30, 2020, and December 31, 2019, was as follows (in thousands):

	June 30, 2020	December 31, 2019
Notes and Payroll Protection Loan	$40,000	$50,000
Less current portion of long-term debt	(24,872)	(20,000)
Less deferred financing costs	(219)	(247)
Long-term debt, net	$14,909	$29,753

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
        We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. As of June 30, 2020, we had $29.8 million of borrowings and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of June 30, 2020. As of July 31, 2020, we had $29.8 million of borrowings, $1.0 million in outstanding letters of credit under the facility, and approximately $12.2 million in cash. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility.
        We were in compliance with the applicable covenants under the facility as of June 30, 2020.
PPP Loan—In April 2020, we applied for and received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. Beginning November 18, 2020, we are required to make monthly payments of principal and interest in the amount of $0.6 million. We may prepay the loan at any time prior to maturity with no prepayment penalties. We plan to use the funds exclusively for allowed payroll and benefits expenses and expect the majority of the loan, if not all, will be forgiven. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
During the second quarter of 2020, the PPP was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which will end in early October. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
        Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,
	2020		2019
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$24,526	$19,251	$35,547	$21,435
Less: Segment byproduct sales	2,977	419	3,527	1,073
Freight costs	2,600	5,523	3,604	6,471
Subtotal	$18,949	$13,309	$28,416	$13,891

Divided by:
Tons sold	74	64	95	71
Average net realized sales price per ton	$256	$208	$299	$196

	Six Months Ended June 30,
	2020		2019
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	58,317	41,832	$69,877	$39,245
Less: Segment byproduct sales	6,950	1,799	9,312	2,332
Freight costs	7,140	12,057	6,847	11,507
Subtotal	$44,227	$27,976	$53,718	$25,406

Divided by:
Tons sold	173	140	183	127
Average net realized sales price per ton	$256	$200	$294	$200

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2019, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
        We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
        There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
        On May 27, 2020, we entered into a final settlement agreement with Mosaic Potash Carlsbad, Inc., in full settlement and release of all claims in connection with the previously disclosed litigation between the parties. The matter was dismissed by the court on May 28, 2020. Additional information about the settlement terms can be found under Item 1. "Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission on May 7, 2020.
        Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. When water rights temporarily exceed the originally permitted use, we and other persons or entities with New Mexico water rights are able to sell water for alternative uses, such as for construction, farming, ranching and oil and gas development, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. When applicable we, or any other New Mexico water right holder, applies for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE may issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Since 2017, we have faced a protest of our rights to use water from the Pecos River from numerous parties. We have a strong historical and legal basis supporting 19,836 acre feet of water rights on the Pecos River. While some parties have challenged our entire water right, recent and historic analysis from the New Mexico Interstate Stream Commission expert report dated August 30, 2019 by Jennifer Stevens, Ph.D. indicates our water rights based on historic consumptive use to a minimum of 5,800 acre feet of established rights. Further, on July 21, 2020 the OSE filed its State of New Mexico's Response to CID/Otis's Motion for Summary Judgment, indicating our water rights up to 6,000 acre feet.
        Significant current and historic use of New Mexico Pecos River water rights comes from water sales made under preliminary authorizations issued by the OSE, both for us and many other New Mexico water rights users. Third parties have protested these preliminary authorizations, and the OSE is required to hold a hearing on the protests. In February 2019, certain protestants filed an inter se proceeding in New Mexico District Court at the Pecos Stream System Adjudication Court challenging the validity of certain of Intrepid’s New Mexico Pecos River water rights. In August 2019, all of the parties, including us and the protestants, stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date has since been rescheduled to December 2020, subject to the continued motions of the protestants. Preliminary authorizations allow for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid, which repayment may be made "in-kind" through our utilization of existing water rights which remain unaffected by actions under the affected leases which do not impact our ability to deliver water at numerous other locations and/or from the subject diversion points in service of those unaffected rights. Separate from the adjudication proceeding, the protestants have challenged these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it has temporarily stayed the hearing process in this matter until the agreed-upon adjudication process is complete. In the adjudication proceeding, the court is expected to make a determination as to the size of our Pecos River water rights.
        In February 2020, the protestant CID/Otis filed a Petition of Writ of Mandamus against the OSE concerning these permits, despite its agreed stipulation to jurisdiction of the adjudication court, asking for unspecified monetary and injunctive relief, as well as attorneys' fees and costs, relating to our sale of water under these water rights and breach of contract claims. A hearing regarding this Writ was held in March 2020, and the non-adjudication court granted the Writ against the OSE challenging the OSE's right to grant preliminary authorizations under the New Mexico Water-Use Leasing Act. The non-adjudication court also denied our right to participate as a potentially harmed party. The non-adjudication court’s challenged ruling required the OSE to withdraw and cancel certain preliminary authorizations the OSE had issued to us. This challenged ruling by the non-adjudication court does not impact the validity of our water rights, nor does it impact our ability to deliver water at numerous other locations. The ruling limits our and our lessees ability to use water under certain leases, subject to challenge, but does not affect our continuing ability to utilize the subject diversion points to service other water rights.
        The OSE has filed a Petition for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus.

        The challenged ruling by the non-adjudication court only affects leases, not the underlying rights, on two points of diversion on the Pecos river and does not affect Intrepid's ability to produce potash or Trio®. As stated, we were denied the right to intervene and challenge both the jurisdiction, grounds and legitimacy of the non-adjudication court in this matter and we have filed for a Petition of Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of our request to intervene and seeking to stay enforcement while the matter is being decided. Also as stated, the OSE has filed for a Petition for Writ of Superintending Control in the New Mexico Supreme Court seeking to assert its jurisdiction over permitting under the Water Leasing Act. Both petitions seek a stay of the Writ of Mandamus issued by the non-adjudication court. These petitions are currently pending, and the adjudication court has scheduled the underlying issue regarding adjudication of the validity of the subject water rights for December of 2020. We continue to vigorously defend our legal position with respect to the validity of our water rights in all forums and assert the proper jurisdiction of the adjudication court in determining the validity and extent of Intrepid’s water rights in this matter.
        We are subject to other claims and legal actions in the ordinary course of business. While there are uncertainties in predicting the outcome of any claim or legal action, we believe that the ultimate resolution of these other claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.RISK FACTORS
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
        The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our operations, liquidity, financial condition and results of operations. During the second quarter of 2020, the COVID-19 pandemic impacted the demand for oil as shelter-in-place orders were issued across most major metropolitan areas, significantly reducing automobile and airline travel, two major consumers of oil. In addition, most cities required non-essential businesses to close and employees to work from home wherever possible. As a result, there was a significant decline in the oil and gas activity near our Carlsbad, New Mexico operations and we experienced a significant decrease in the sale of water and other oilfield related products and services, which negatively impacted our overall results. The situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the demand for our products, our mining operations, and the operations of our customers and supply chain partners. These changes could result in material negative effects on our business, results of operations, financial condition, and liquidity position.
While shelter-in-place orders have since been relaxed in many cities, the extent to which these restrictions are relaxed and the subsequent response from businesses and individuals remains uncertain as does the ultimate trajectory of the easing of restrictions over time. In recent weeks, daily reported cases of COVID-19 have reached record levels in the United States, likely as a result of relaxed restrictions. It is possible that subsequent shelter-in-place restrictions could be reinstated in major cities if there is a large enough resurgence of cases related to the COVID-19 pandemic. Additional restrictions would likely reduce oil and gas activity and the demand for water, and could impact our other operations if expanded shelter-in-place orders are deemed necessary to mitigate the public health effects of the COVID-19 pandemic.
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

        On April 17, 2020, we received notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. We can regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period or on the last day of the cure period, we have a closing share price of at least $1.00 per share and an average closing share price of at least $1.00 per share over the 30 trading-day period ending on such date. As required by the NYSE, we have notified the NYSE of our intent to cure the listing standard deficiency and regain compliance with the minimum share price requirement. On June 2, 2020, we received notice that we had regained compliance with the minimum share price requirement.

On July 24, 2020, we received notice from the NYSE that we were once again no longer in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “July Notice”). Pursuant to Section 802.01C, we generally have a period of six months following the receipt of the July Notice or until the next annual meeting to regain compliance with the minimum share price requirement, subject to any extensions by NYSE. Due to our reduced stock price, before we received notice of non-compliance we provided notice of a special meeting of shareholders to vote on four proposals that would allow our Board of Directors to enact a reverse stock split of between 1:3 and 1:15. On July 28, 2020, we held the special meeting and all proposals voted on at the special meeting were approved and we expect the Board will implement a reverse split in August 2020. The final split ratio will be determined by our stock price at the time of the split and other factors that could influence the price of our stock. We believe that being able to effect a reverse stock split is in the best interests of us and our stockholders by allowing us more flexibility to, among other things, potentially improve the marketability and liquidity of our commons stock and regain compliance with the listing requirements of the NYSE, which will allow management to focus on our business strategy.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2020, through April 30, 2020	—	—	—	N/A
May 1, 2020, through May 31, 2020	422	$1.00	—	N/A
June 1, 2020, through June 30, 2020	38,003	$1.20	—	N/A
Total	38,425	$1.20	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
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

ITEM 5.OTHER INFORMATION
        None.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries named therein, Bank of Montreal, as administrative agent, and each of the lenders named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-k (File No. 001-34025) filed on April 23, 2020.#

10.2
Fifth Amendment to Amended and Restated Note Purchase Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., and each of the noteholders named therein (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-k (File No. 001-34025) filed on April 23, 2020.#

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*  Filed herewith.
** Furnished herewith.
#  Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intrepid Potash, Inc. agrees to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 4, 2020	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2020	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)