Form 10-Q
period 2020-09-30
Intrepid Potash, Inc.
filed 2020-11-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
As of October 27, 2020, the registrant had outstanding 13,294,158 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$9,258	$20,603
Accounts receivable:
Trade, net	23,271	23,749
Other receivables, net	2,575	1,247
Inventory, net	85,204	94,220
Prepaid expenses and other current assets	5,844	5,524
Total current assets	126,152	145,343

Property, plant, equipment, and mineral properties, net	362,117	378,509
Water rights	19,184	19,184
Long-term parts inventory, net	28,978	27,569
Other assets, net	10,960	7,834
Total Assets	$547,391	$578,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,037	$9,992
Income taxes payable	—	50
Accrued liabilities	12,817	13,740
Accrued employee compensation and benefits	5,806	4,464
Advances on credit facility	—	19,817
Current portion of long-term debt, net	10,000	20,000
Other current liabilities	27,779	19,382
Total current liabilities	64,439	87,445

Advances on credit facility	29,817	—
Long-term debt, net	14,918	29,753
Asset retirement obligation	23,437	22,140
Operating lease liabilities	2,660	4,025
Other non-current liabilities	1,024	420
Total Liabilities	136,295	143,783
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,006,427 and 12,955,351 shares outstanding
at September 30, 2020, and December 31, 2019, respectively	13	13
Additional paid-in capital	655,964	653,080
Accumulated deficit	(244,881)	(218,437)
Total Stockholders' Equity	411,096	434,656
Total Liabilities and Stockholders' Equity	$547,391	$578,439
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$38,078	$51,160	$148,512	$171,226
Less:
Freight costs	7,802	8,724	28,397	30,473
Warehousing and handling costs	2,315	2,162	7,284	6,628
Cost of goods sold	27,045	31,863	104,100	99,375
Lower of cost or net realizable value inventory adjustments	1,224	1,462	4,015	1,462
Gross (Deficit) Margin	(308)	6,949	4,716	33,288

Selling and administrative	6,750	5,548	20,022	17,710
Accretion of asset retirement obligation	434	513	1,303	1,347
Litigation settlement	—	—	10,075	—
Loss (gain) on sale of assets	21	(56)	(4,441)	(17)
Other operating expense	237	329	495	792
Operating (Loss) Income	(7,750)	615	(22,738)	13,456

Other Income (Expense)
Interest expense, net	(2,450)	(849)	(3,877)	(2,258)
Interest income	—	—	116	—
Other (expense) income	25	9	13	343
(Loss) Income Before Income Taxes	(10,175)	(225)	(26,486)	11,541

Income Tax Benefit	—	8	42	8
Net (Loss) Income	$(10,175)	$(217)	$(26,444)	$11,549

Weighted Average Shares Outstanding:
Basic	13,006	12,917	12,981	12,893
Diluted	13,006	12,917	12,981	13,106
Earnings Per Share:
Basic	$(0.78)	$(0.02)	$(2.04)	$0.90
Diluted	$(0.78)	$(0.02)	$(2.04)	$0.88

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	12,955,351	$13	$653,080	$(218,437)	$434,656
Net loss	—	—	—	(26,444)	(26,444)
Stock-based compensation	—	—	2,981	—	2,981
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	51,076	—	(97)	—	(97)
Balance, September 30, 2020	13,006,427	$13	$655,964	$(244,881)	$411,096

	Three-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2020	13,006,124	$13	$654,901	$(234,706)	$420,208
Net loss	—	—	—	(10,175)	(10,175)
Stock-based compensation	—	—	985	—	985
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	303	—	78	—	78
Balance, September 30, 2020	13,006,427	$13	$655,964	$(244,881)	$411,096

	Nine-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	12,871,659	$13	$649,318	$(232,068)	$417,263
Net income	—	—	—	11,549	11,549
Stock-based compensation	—	—	3,237	—	3,237
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	44,450	—	(269)	—	(269)
Exercise of stock options	919	—	—	—	—
Balance, September 30, 2019	12,917,028	$13	$652,286	$(220,519)	$431,780

	Three-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2019	12,917,028	$13	$651,311	$(220,302)	$431,022
Net loss	—	—	—	(217)	(217)
Stock-based compensation	—	—	975	—	975
Balance, September 30, 2019	12,917,028	$13	$652,286	$(220,519)	$431,780

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(26,444)	$11,549
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,377	25,145
Accretion of asset retirement obligation	1,303	1,347
Amortization of deferred financing costs	357	217
Amortization of intangible assets	241	188
Stock-based compensation	2,981	3,237
Lower of cost or net realizable value inventory adjustments	4,015	1,462
Gain on disposal of assets	(4,441)	(17)
Allowance for doubtful accounts	275	50
Allowance for parts inventory obsolescence	492	4
Other	(116)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	203	(6,026)
Other receivables, net	(1,328)	(1,379)
Inventory, net	3,100	(3,227)
Prepaid expenses and other current assets	(313)	(787)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	4,071	5,821
Income tax payable	(50)	(914)
Operating lease liabilities	(1,695)	(1,474)
Other liabilities	9,459	2,421
Net cash provided by operating activities	18,487	37,617

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(14,087)	(59,948)
Additions to intangible assets	—	(16,873)
Long-term investment	(3,500)	—
Proceeds from sale of assets	4,786	68
Net cash used in investing activities	(12,801)	(76,753)

Cash Flows from Financing Activities:
Debt prepayment costs	(1,869)	—
Repayments of long-term debt	(35,000)	—
Proceeds from short-term borrowings on credit facility	10,000	30,317
Repayments of short-term borrowings on credit facility	—	(10,500)
Capitalized debt fees	(36)	(457)
Employee tax withholding paid for restricted stock upon vesting	(96)	(278)
Proceeds from loan under CARES Act	10,000	—
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(17,001)	19,091

Net Change in Cash, Cash Equivalents and Restricted Cash	(11,315)	(20,045)
Cash, Cash Equivalents and Restricted Cash, beginning of period	21,239	33,704
Cash, Cash Equivalents and Restricted Cash, end of period	$9,924	$13,659

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2020	2019

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$1,974	$1,458
Income taxes	$92	$968
Amounts included in the measurement of operating lease liabilities	$1,878	$1,723
Accrued purchases for property, plant, equipment, and mineral properties	$1,050	$1,749
Right-of-use assets exchanged for operating lease liabilities	$216	$6,558
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
    We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land to other companies, where such sales provide a solution to a company's need.
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
Reverse Stock Split—On August 10, 2020, after receipt of stockholder approval, the Board of Directors approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.001 per share, by a ratio of one-for-ten. The reverse stock split became effective August 14, 2020. Additionally, the total number of authorized shares of our common stock was reduced to 40,000,000 shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(10,175)	$(217)	$(26,444)	$11,549

Basic weighted-average common shares outstanding	13,006	12,917	12,981	12,893
Add: Dilutive effect of restricted stock	—	—	—	130
Add: Dilutive effect of stock options	—	—	—	83
Add: Dilutive effect of performance units	—	—	—	—
Diluted weighted-average common shares outstanding	13,006	12,917	12,981	13,106

Basic	$(0.78)	$(0.02)	$(2.04)	$0.90
Diluted	$(0.78)	$(0.02)	$(2.04)	$0.88
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive effect of restricted stock	289	225	233	41

Anti-dilutive effect of stock options outstanding	310	322	311	166

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2020, and 2019 (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$9,258	$13,023
Restricted cash included in other current assets	150	150
Restricted cash included in other long-term assets	516	486
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$9,924	$13,659
    Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Finished goods product inventory	$39,571	$55,585
In-process inventory	34,739	25,591
Total product inventory	74,310	81,176
Current parts inventory, net	10,894	13,044
Total current inventory, net	85,204	94,220
Long-term parts inventory, net	28,978	27,569
Total inventory, net	$114,182	$121,789
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million and $0.6 million as of September 30, 2020, and December 31, 2019, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded inventory charges of $1.2 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, we recorded $1.5 million of such inventory charges.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$27,263	$27,274
Ponds and land improvements	66,742	65,992
Mineral properties and development costs	143,955	143,988
Buildings and plant	81,702	81,468
Machinery and equipment	264,596	253,536
Vehicles	5,958	6,222
Office equipment and improvements	9,733	9,136
Operating lease ROU assets	8,289	8,123
Breeding stock	260	—
Construction in progress	2,815	7,124
Total property, plant, equipment, and mineral properties, gross	$611,313	$602,863
Less: accumulated depreciation, depletion, and amortization	(249,196)	(224,354)
Total property, plant, equipment, and mineral properties, net	$362,117	$378,509
In March 2020, we sold approximately 320 acres of land for $4.8 million. In connection with that sale, we recorded a gain of $4.7 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation	$7,511	$7,128	$22,164	$20,881
Depletion	710	705	2,599	2,812
Amortization of right of use assets	527	493	1,614	1,452
Total incurred	$8,748	$8,326	$26,377	$25,145
Note 7 — DEBT
    Senior Notes—As of September 30, 2020, we had outstanding $15 million of Series B Senior Notes, due on April 14, 2023.
    In April 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we repaid our Series C Senior Notes. As part of the repayment, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
    The agreement governing the Series B Senior Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of September 30, 2020, was 3.0 to 1.0.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of September 30, 2020, was 2.1 to 1.0.
    Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Senior B Notes, each of which includes earnings before interest, taxes, depreciation and amortization ("EBITDA") as a component. Our EBITDA calculation for the nine months ended September 30, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic. If we continue to experience decreased EBITDA amounts in future quarters, we may violate our debt covenants and may need to work with our lenders to address the non-compliance. EBITDA in all periods excludes deferred revenue as we have not satisfied the performance obligation to recognize the deferred revenue as revenue, as discussed in Note 11 - Revenue. As of September 30, 2020, we were in compliance with all applicable covenants under the Series B Senior Notes.

    For both the nine months ended September 30, 2020, and the nine months ended September 30, 2019, the interest rates on the Senior Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Senior Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
    We have granted to the collateral agent for the Series B Senior Notes a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Series B Senior Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement governing the Series B Senior Notes. The obligations under the Senior Notes are unconditionally guaranteed by several of our subsidiaries.
    In April 2020, we amended the agreement governing the Series B Senior Notes to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.
    Our outstanding long-term debt, net, as of September 30, 2020, and December 31, 2019, was as follows (in thousands):

	September 30, 2020	December 31, 2019
Notes and Payroll Protection Loan	$25,000	$50,000
Less current portion of long-term debt	(10,000)	(20,000)
Less deferred financing costs	(82)	(247)
Long-term debt, net	$14,918	$29,753

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of September 30, 2020, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the nine months ended September 30, 2020, we borrowed $10 million under the facility. As of September 30, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $30.0 million available to be borrowed under the facility as of September 30, 2020.
Our EBITDA calculation for the nine months ended September 30, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic. If we continue to experience decreased EBITDA amounts in future quarters, we may violate our debt covenants and may need to work with our lenders to address the non-compliance. EBITDA in all periods excludes deferred revenue as we have not satisfied the performance obligation to recognize the deferred revenue as revenue, as discussed in Note 11 - Revenue. As of September 30, 2020, we were in compliance with all applicable covenants under the revolving credit facility.
    During the nine months ended September 30, 2019, we had $30.3 million borrowings under the facility and made $10.5 million in repayments.
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

    PPP Loan—In April 2020, we received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. The loan matures in April 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made on our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll and benefits expenses and expect the majority of the loan, if not all, will be forgiven. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
During the second quarter of 2020, the PPP was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP.
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $2.5 million and $0.9 million for the three months ended September 30, 2020, and 2019, respectively, and $4.0 million and $2.4 million for the nine months ended September 30, 2020, and 2019, respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2020, and 2019, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on debt borrowings	$386	$804	$1,748	$2,143
Make-whole payments	1,868	—	1,868	—
Amortization of deferred financing costs	196	80	357	217
Gross interest expense	2,450	884	3,973	2,360
Less capitalized interest	—	(35)	(96)	(102)
Interest expense, net	$2,450	$849	$3,877	$2,258

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at September 30, 2020, and December 31, 2019. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require. With the economic slowdown as a result of the novel coronavirus (COVID-19) pandemic, we reviewed our water rights for possible triggering events for impairment as of September 30, 2020 and concluded we do not have any triggering events.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 20 years. At September 30, 2020, and December 31, 2019, these intangible assets had a net book value of $6.0 million and $6.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $9.3 million and $20.6 million at September 30, 2020, and December 31, 2019, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset retirement obligation, at beginning of period	$23,003	$23,959	$22,250	$23,125
Liabilities settled	—	—	(116)	—
Accretion of discount	434	513	1,303	1,347
Total asset retirement obligation, at end of period	$23,437	$24,472	$23,437	$24,472

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

Contract Balances: As of September 30, 2020, and December 31, 2019, we had $26.5 million and $16.6 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery, which we expect will be sourced from our existing long-term water rights. Our deferred revenue activity for the three and nine months ended September 30, 2020, and 2019 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$22,690	$10,643	$16,612	$11,678
Additions	3,883	3,816	13,529	7,343
Recognized as revenue during period	(71)	(1,054)	(3,639)	(5,616)
Ending balance	$26,502	$13,405	$26,502	$13,405

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2020, and 2019. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$18,575	$—	$—	$(49)	$18,526
Trio®	—	11,441	—	—	11,441
Water	262	1,312	2,037	—	3,611
Salt	1,995	137	—	—	2,132
Magnesium Chloride	1,127	—	—	—	1,127
Brine Water	228	—	105	—	333
Other	—	—	908	—	908
Total Revenue	$22,187	$12,890	$3,050	$(49)	$38,078

	Nine Months Ended September 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$69,942	$—	$—	$(253)	$69,689
Trio®	—	51,474	—	—	51,474
Water	957	2,963	10,727	—	14,647
Salt	5,792	285	—	—	6,077
Magnesium Chloride	2,838	—	—	—	2,838
Brine Water	975	—	297	—	1,272
Other	—	—	2,515	—	2,515
Total Revenue	$80,504	$54,722	$13,539	$(253)	$148,512

	Three Months Ended September 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$24,242	$—	$—	$—	$24,242
Trio®	—	13,370	—	—	13,370
Water	574	1,211	5,488	—	7,273
Salt	2,736	56	—	—	2,792
Magnesium Chloride	949	—	—	—	949
Brine Water	712	—	—	—	712
Other	—	—	1,822	—	1,822
Total Revenue	$29,213	$14,637	$7,310	$—	$51,160

	Nine Months Ended September 30, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$84,807	$—	$2,040	$(1,319)	$85,528
Trio®	—	50,283	—	—	50,283
Water	1,371	3,090	13,864	—	18,325
Salt	8,105	508	—	—	8,613
Magnesium Chloride	2,895	—	—	—	2,895
Brine Water	1,912	—	—	—	1,912
Other	—	—	3,670	—	3,670
Total Revenue	$99,090	$53,881	$19,574	$(1,319)	$171,226

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2020, approximately 0.8 million shares remained available for issuance under the Plan.
    As of September 30, 2020, the following awards were outstanding under the Plan (in thousands):

Outstanding as of September 30, 2020
Restricted Shares	288

Non-qualified Stock Options	310
    Total share-based compensation expense was $1.0 million and $1.0 million for the three months ended September 30, 2020, and 2019, respectively, and $3.0 million and $3.2 million for the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, we had $3.6 million of total remaining unrecognized compensation expense related to awards, that is expected to be recognized over a weighted-average period of 1.1 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    During the three months ended September 30, 2020, and 2019, we incurred no income tax expense. During both the nine months ended September 30, 2020, and September 30, 2019, we incurred an immaterial amount of income tax benefit. Our effective tax rate for the three months ended September 30, 2020, and 2019, and the nine months ended September 30, 2020, and 2019 was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2020, and December 31, 2019, we had $22.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $21.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
    Legal—We are subject to claims and legal actions in the ordinary course of business. Legal costs are expensed as incurred. While there are uncertainties in predicting the outcome of any claim or legal action, except as noted below, we believe the ultimate resolution of these claims or actions is not reasonable likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Mosaic Settlement
In March 2020, we entered into a definitive settlement agreement with Mosaic Potash Carlsbad Inc. ("Mosaic") related to a complaint originally brought against us and Steve Gamble in February 2015. Mr. Gamble is a former employee of Intrepid and Mosaic. Under the terms of the settlement agreement, we paid Mosaic an aggregate of $10 million in May 2020 to dismiss all current and future claims arising from this matter against us and the matter is now closed.
Water Rights
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
    The OSE has filed a Petition for Writ of Superintending Control with the New Mexico Supreme Court seeking to reverse the decision by the non-adjudication court and stay any actions taken as a result of the Writ of Mandamus. We have filed a Petition for Writ of Superintending Control in the New Mexico Supreme Court seeking a reversal of the denial of Intrepid’s request to intervene and seeking to stay enforcement while the matter is being decided. While the New Mexico Supreme Court has not yet ruled on either of these motions, the OSE has withdrawn and cancelled certain preliminary authorizations the OSE had issued to us. Subsequently, on July 21, 2020, the OSE filed its State of New Mexico Response to CID/Otis's Motion for Summary Judgment, indicating our rights at up to 6,000 acre feet.
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
    As of September 30, 2020, and December 31, 2019, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the third quarter of 2020.
    As of September 30, 2020, and December 31, 2019, the estimated fair value of our outstanding Notes was $14.8 million and $50 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended September 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$22,187	$12,890	$3,050	$(49)	$38,078
Less: Freight costs	3,973	3,878	—	(49)	7,802
Warehousing and handling costs	1,173	1,142	—	—	2,315
Cost of goods sold	14,928	8,754	3,363	—	27,045
Lower of cost or net realizable value inventory adjustments	760	464	—	—	1,224
Gross Margin (Deficit)	$1,353	$(1,348)	$(313)	$—	$(308)
Depreciation, depletion, and amortization incurred[1]	$6,430	$1,531	$657	$210	$8,828

Nine Months Ended September 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$80,504	$54,722	$13,539	$(253)	$148,512
Less: Freight costs	12,700	15,950	—	(253)	28,397
Warehousing and handling costs	3,673	3,611	—	—	7,284
Cost of goods sold	55,298	40,405	8,397	—	104,100
Lower of cost or net realizable value inventory adjustments	1,130	2,885	—	—	4,015
Gross Margin (Deficit)	$7,703	$(8,129)	$5,142	$—	$4,716
Depreciation, depletion, and amortization incurred[1]	$19,485	$4,556	$1,945	$632	$26,618

Three Months Ended September 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$29,213	$14,637	$7,310	$—	$51,160
Less: Freight costs	4,728	3,996	—	—	8,724
Warehousing and handling costs	1,190	972	—	—	2,162
Cost of goods sold	18,707	9,315	3,841	—	31,863
Lower of cost or net realizable value inventory adjustments	—	1,462	—	—	1,462
Gross Margin (Deficit)	$4,588	$(1,108)	$3,469	$—	$6,949
Depreciation, depletion, and amortization incurred[1]	$6,048	$1,517	$747	$202	$8,514

Nine Months Ended September 30, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$99,090	$53,881	$19,574	$(1,319)	$171,226
Less: Freight costs	14,110	15,502	861	—	30,473
Warehousing and handling costs	3,776	2,852	—	—	6,628
Cost of goods sold	59,024	32,988	8,682	(1,319)	99,375
Lower of cost or net realizable value inventory adjustments	—	1,462	—	—	1,462
Gross Margin	$22,180	$1,077	$10,031	$—	$33,288
Depreciation, depletion and amortization incurred[1]	$18,963	$4,595	$1,170	$605	$25,333

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
    We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land to other companies, where such sales provide a solution to a company's need.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct.
Recent Developments
Reverse Stock Split

On July 24, 2020, we received notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days (the “July Notice”). Due to our reduced stock price, before we received notice of non-compliance we provided notice of a special meeting of stockholders to vote on four proposals that would allow our Board of Directors to effect a reverse stock split at a ratio between 1:3 and 1:15. On July 28, 2020, we held the special meeting and all the reverse stock split proposals were approved.

On August 10, 2020, the Board of Directors approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.001 per share, by a ratio of one-for-ten. The reverse stock split became effective August 14, 2020. Additionally, the total number of authorized shares of our common stock was reduced to 40,000,000 shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

We believe the reverse stock split was in the best interests of us and our stockholders by allowing us more flexibility to, among other things, potentially improve the marketability and liquidity of our common stock and regain compliance with the listing requirements of the NYSE, which will allow management to focus on our business strategy. We received notice from NYSE that we regained compliance with all listing standards on September 1, 2020.

Significant Business Trends and Activities
    The novel strain of coronavirus (COVID-19) has surfaced in nearly all regions around the world. As an essential business we continued to operate through-out the COVID-19 pandemic to produce potash and Trio® and serve oil and gas markets through our oilfield solutions business. The safety and protection of our workforce is our first and foremost priority. We continue to follow various procedures we implemented to help minimize the risks to our employees, including changes in our operating procedures to accommodate social distancing guidelines, additional cleaning and disinfection procedures and requiring those employees who can work from home to do so.
    We continue to monitor the guidance from various authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that would require us to adjust our operating plans.
    Our second and third quarter results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. Many areas of the country began to reopen beginning in the second quarter of 2020. However, governmental authorities may reinstate other restrictive orders due to a continued resurgence of COVID-19 related cases. Such restrictive actions may lead to further or continued decreases in the demand for oil and may impact our other operations if expanded restrictions are deemed necessary to mitigate the public health effects of the COVID-19 pandemic. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase other restrictive orders, such actions will have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volumes in the third quarter of 2020 decreased 15% compared to the third quarter of 2019 as good early season weather accelerated the spring application season in many parts of the country, pushing some 2020 agricultural tons forward into the first and second quarters. For the nine months ended September 30, 2020 sales volume was down 8% compared to the same period in the prior year as increases in agricultural and feed sales were offset by a significant decrease in industrial potash sales, due in large part to the impacts of the COVID-19 pandemic. Actions taken in response to the COVID-19 pandemic, such as work from home and limiting travel, have decreased the demand for oil and subsequently reduced oil and gas drilling activities.
    Our potash average net realized sales price per ton decreased to $238 for the three months ended September 30, 2020, compared to $266 for the same period in 2019. For the nine months ended September 30, 2020 our potash average net realized sale price per ton decreased to $251, compared to $285 for the same period of 2019, as price decreases from recent summer-fill programs and the winter-fill program announced in January 2020 lowered overall price levels. In June 2020, a summer-fill program was announced by our competitors that lowered the price $40 per ton and $30 per ton in the corn belt and western United States, respectively, from current list prices. After the summer-fill order window closed, list price increased $15 per ton. We sold at summer-fill pricing levels through the third quarter and we expect to achieve the increased pricing midway through the fourth quarter. In late October, we increased potash price an additional $15 to $20 per ton, depending on region. We expect to achieve this price on spot sales in the fourth quarter, but this could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    With potash sales comprising 47% of our total sales in the first nine months of 2020, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

    We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. Mild weather during the late winter and early spring months of 2020 across much of the United States accelerated the 2020 spring application season as compared to the 2019 spring application season. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market, which has slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19. Any further containment actions taken in response to the COVID-19 pandemic may impact the traditional fall fertilizer application season if such actions affect available labor, transportation logistics, or cause supply disruptions.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton decreased 7% during the third quarter of 2020, as compared to the third quarter of 2019, due to the summer-fill program announced by our competitor in June 2020. This summer-fill program further decreased Trio® list prices by $15 to $20 per ton, for orders delivered through the end of the third quarter. After the summer-fill window closed, Trio® price increased $15 per ton and we expect to recognize the increased prices midway through the fourth quarter of 2020. In late October, we increased our Trio® price an additional $10 per ton. We expect to achieve this price on spot sales in the fourth quarter, but our ability to recognize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
Our Trio® average net realized sales price per ton decreased 2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as decreases in domestic pricing were partially offset by less international sales. We recognize a lower average net realized sales price per ton for international sales compared to domestic sales, due to the increased freight costs to ship Trio® to international destinations.
    Trio® sales volume increased 4% during the first nine months of 2020, compared to the first nine months of 2019, as good weather in most of our domestic markets resulted in a strong 2020 spring application season and reduced pricing from the summer-fill program led to strong third quarter volumes in the domestic market. Domestic sales in 2019 were reduced due to wet weather which negatively impacted the 2019 spring application season. We continued to sell fewer tons into international markets in the third quarter, as compared to the third quarter of 2019, due to the timing of shipments and as we pursue a more limited international sales strategy.
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
• Water sales. In the third quarter of 2020, total water sales were $3.6 million compared to $7.3 million during the same period of 2019. While most shelter-in-place orders were relaxed towards the end of the second quarter and economic activity and oil demand began to rebound, there continues to be significant impacts from the COVID-19 pandemic as oil and gas drilling activity in the areas in which we operate has not yet returned to the levels seen prior to the COVID-19 pandemic. In addition, in October 2020 positive cases of COVID-19 are increasing in most areas of the United States, which could lead to reinstating restrictive orders in states and major cities. Such restrictions would negatively impact the demand for oil in the fourth quarter of 2020 or beyond.
For the nine months ended September 30, 2020 and 2019, total water sales were $14.6 million and $18.3 million, respectively. The decrease in water sales through the third quarter of 2020 due to the COVID-19 pandemic's impact on oil and gas drilling activity was partially offset by operating Intrepid South for the full nine month period in 2020, compared to only five months of operations in the nine month period of 2019, as we purchased the Intrepid South assets in May 2019.

    We expect the planned reduction in drilling activities by operators will continue to impact our sales of water and other oilfield products and services through at least the remainder of 2020. We have seen a slight increase in rig counts in the Permian basin in September and October from the 2020 rig count lows established in August. However, mounting oil stockpiles and continued slowing oil demand due to the economic conditions resulting from the COVID-19 pandemic make forecasting future drilling activities difficult.
    Water rights in New Mexico are subject to a stated purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations. When water rights temporarily exceed the originally permitted use, we and other persons or entities with New Mexico water rights are able to sell water for alternative uses, such as construction, farming, ranching and oil and gas development, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. When applicable we, or any other New Mexico water right holder, applies for a permit from the New Mexico Office of the State Engineer ("OSE") to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE may issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid, thereby ensuring the highest and best use of New Mexico water that may otherwise go unused. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. Since 2017, we have faced a protest of our rights to use water from the Pecos River from numerous parties. We have a strong historical and legal basis supporting 19,836 acre feet of water rights on the Pecos River. See Note 14 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further details regarding disputes of our water rights.
    We may face other political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $5.1 million for the three months ended September 30, 2020, compared to $6.2 million for the three months ended September 30, 2019. Byproduct sales were $13.8 million for the nine months ended September 30, 2020, compared to $17.9 million for the nine months ended September 30, 2019. The decrease during the third quarter of 2020 was primarily due to a $0.7 million decrease in salt sales and a $0.5 million decrease in brine sales, offset by a $0.2 million increase in sales of magnesium chloride. Salt availability improved in certain regions of the country in the third quarter of 2020, compared to the same period in 2019, which reduced our sales footprint while overall brine sales were down significantly due to the impact of the COVID-19 pandemic on oil and gas activity, as discussed above. Good evaporation rates during the summer of 2020 increased magnesium chloride production and sales compared to the prior year.
The decrease in byproduct sales during the first nine months of 2020 was due to a $2.5 million decrease in salt sales, a decrease of $0.9 million in brine water sales, and a decrease of $0.5 million in byproduct water sales. Improved salt availability in certain regions of the country in 2020 has reduced our sales footprint. The decrease in byproduct brine water and byproduct water sales was due to impact of the COVID-19 pandemic on oil and gas activity, as discussed above.
    Magnesium chloride production and sales returned to historic rates towards the end of the second quarter of 2020 and through the third quarter of 2020, and we expect that will continue for the rest of the year assuming average precipitation rates at our Wendover facility. We continue to experience decreased demand for water and other oilfield products and services as a result of the COVID-19 pandemic and expect this to continue for at least the remainder of 2020.
• Diversification of products and services. We continue to diversify our products and services, particularly on our Intrepid South property. In addition to water sales, Intrepid South generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. As part of the Intrepid South acquisition, we acquired state grazing leases and submitted a comprehensive grazing plan which is currently pending approval with the New Mexico State Land Office. In the third quarter, we purchased an 400-head commercial cattle herd which we plan to move to our grazing leases when we receive final approval. We added a brine station at our Intrepid South property in February 2020 and are reviewing opportunities to develop a produced water facility, although the expectation of reduced oil and gas operations due to the recent decrease in the price and demand for oil due to the COVID-19 pandemic have made the timing of this development uncertain. Demand for our high-speed mixing service has also been negatively impacted as a result of the decrease in oil prices and oilfield activities.
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
In May 2020, we acquired an 11% equity stake in the W.D. Von Gonten Laboratories ("WDVGL"), a global industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activities. With this investment we plan to revitalize our industrial sales and high-speed mixing service given the poor performance of clay-inhibition chemical substitutes in certain formations. Our investment in WDVGL is also part of our strategy to leverage our existing oil and gas midstream businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. This expansion may be through organic growth, other strategic investments, partnerships, or acquisitions of complementary businesses that expand our product and service offerings beyond our existing assets or products. We believe that the long-term investment opportunities in the current market are generational and provide a unique opportunity to accelerate our pivot towards oil and gas through accretive transactions. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales[1]	$38,078	$51,160	$148,512	$171,226

Cost of goods sold	$27,045	$31,863	$104,100	$99,375

Gross (Deficit) Margin	$(308)	$6,949	$4,716	$33,288

Selling and administrative	$6,750	$5,548	$20,022	$17,710

Net (Loss) Income	$(10,175)	$(217)	$(26,444)	$11,549

Average net realized sales price per ton[2]
Potash	$238	$266	$251	$285
Trio®	$189	$204	$197	$201
1Sales include sales of byproducts which were $5.1 million and $6.2 million for the three months ended September 30, 2020, and 2019, respectively, and $13.8 million and $17.9 million for the nine months ended September 30, 2020, and 2019, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2020, and 2019
Our total sales for the three months ended September 30, 2020, decreased $13.1 million, or 26%, as compared to the three months ended September 30, 2019. Our potash sales decreased $5.7 million, or 24%, during the third quarter of 2020 as compared to the third quarter of 2019, as we sold 15% fewer tons and our average net realized sales price per ton decreased 11% in the third quarter of 2020. We sold fewer tons of potash into the agricultural and industrial markets in the third quarter of 2020 compared to the third quarter of 2019, partially offset by selling more tons of potash into the feed market. Our competitors announced a summer-fill program in June 2020 that lowered the list price $20 per ton and $10 per ton for the corn belt and western United States, respectively, when compared to winter-fill per ton pricing from the first quarter of 2020. Most of our third quarter 2020 potash sales were sold at the summer-fill pricing.
Our Trio® sales decreased $1.9 million, or 14%, in the third quarter of 2020, as compared to the third quarter of 2019, as we sold 13% fewer tons and our average net realized sales price per ton decreased 7%. Our Trio® tons sold decreased in the third quarter of 2020, as compared to the third quarter of 2019, as we sold fewer tons into international markets, due to our continued focus on the domestic Trio® market. Our average net realized sales price per ton decreased as our competitor announced a summer-fill program in June 2020 that lowered Trio® list prices $15 to $20 per ton for orders delivered through the end of the third quarter.
Our water sales, excluding byproduct water sales, decreased $3.5 million, or 63%, in the third quarter of 2020, compared to the third quarter of 2019. Our water sales continued to be negatively impacted by the COVID-19 pandemic, which has significantly decreased oil demand and decreased oil and gas activities. We expect our water sales will continue to be negatively impacted in the fourth quarter of 2020, due to the continued economic effects of the COVID-19 pandemic.
Our byproduct sales decreased $1.1 million in the third quarter of 2020, compared to the third quarter of 2019, due to a $0.7 million decrease in salt sales, a $0.5 million decrease in byproduct brine water sales, and $0.2 million decrease in byproduct water sales, partially offset by an $0.2 million increase in magnesium chloride sales. Byproduct water and byproduct brine water sales decreased due to the negative economic effects on the oil and gas industry related to the COVID-19 pandemic. We expect byproduct water sales and byproduct brine water sales will continue to be negatively impacted in the fourth quarter of 2020, due to the continued economic effects of the COVID-19 pandemic. Byproduct salt sales decreased as salt availability improved in certain parts of the U.S. which reduced our geographic footprint for salt sales. Magnesium chloride sales improved $0.2 million as above average evaporation during the summer of 2020 improved product availability.
Cost of Goods Sold
Our total cost of goods sold decreased $4.8 million, or 15%, during the third quarter of 2020 compared to the third quarter of 2019. Our potash cost of goods sold decreased by $3.8 million, or 20%, during the third quarter of 2020 compared to the third quarter of 2019, driven mainly by a 15% decrease in potash tons sold. Our Trio® cost of goods sold decreased $0.6 million, or 6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due mainly to a 13% decrease in Trio® tons sold. Our cost of goods sold for the Oilfield Solutions Segment decreased $0.5 million, or 12%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was due mainly to incurring less water transfer costs during the third quarter 2020 compared to the third quarter 2019, as we sold less water during the third quarter of 2020 compared to the third quarter of 2019.
Gross Margin
During the third quarter of 2020, we generated a negative gross margin of $0.3 million compared to a positive gross margin of $6.9 million during the third quarter of 2019, driven by a 26% decrease in sales in third quarter 2020 sales compared to third quarter 2019 sales, as discussed above. Our gross margin for our potash segment decreased $3.2 million during third quarter of 2020 compared to the third quarter of 2020, due to lower potash average net realized sales price per ton. Our oilfield solutions segment gross margin decreased $3.8 million during the third quarter of 2020 compared to the third quarter of 2019, as the negative economic effects on the oil and gas industry due to the Covid-19 pandemic resulted in a 58% decrease in oilfield segment sales.
Selling and Administrative Expense
    During the third quarter of 2020, our selling and administrative expenses increased $1.2 million, or 22%, as compared to the third quarter 2019. The increase was due mainly to increased legal costs associated with protests over the validity of certain of our water rights and costs incurred to permit certain water rights at our Intrepid South property.
    Interest Expense
    During the third quarter of 2020, our interest expense increased $1.6 million as compared to the third quarter 2019. The increase was due to the $1.9 million make-whole payment we incurred related to the early pay-off of our Series C Notes in July 2020. The increase was partially offset by having paid-off the principal balance at maturity on our Series A Notes in April 2020.
Net Income
    We generated a net loss of $10.2 million for the three months ended September 30, 2020, compared to a net loss of $0.2 million in the same period in 2019, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2020, and 2019
Our total sales for the nine months ended September 30, 2020, decreased $22.7 million or 13%, as compared to the nine months ended September 30, 2019. Our potash sales during the first nine months of 2020 decreased $15.8 million, or 19%, compared to the first nine months of 2019, as we sold 8% fewer tons of potash combined with an 12% decrease in our average net realized sales price per ton. We sold 70% fewer tons of potash into the industrial market in 2020 compared to 2019, as the negative economic impacts from the COVID-19 pandemic reduced oil and gas drilling activities. Our average net realized sales price per ton declined in 2020 as competitors announced price decreases in January 2020 for a winter-fill program and announced further price decreases in June 2020 for a summer-fill program.
Our Trio® sales increased $1.2 million or 2% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We sold 4% more tons of Trio® during the first nine months of 2020 compared to the first nine months of 2019, but our Trio® average net realized sales price per ton decreased 2%. Our increase in Trio® tons sold was driven by increased domestic sales during the first nine months of 2020, compared to the first nine months of 2019, as we focused our sales on the higher priced domestic market. Our competitor announced price decreases in January 2020 related to a winter-fill program and further price decreases in June 2020 related to a summer-fill program, which lower our average net realized sales price per ton during 2020.
Water sales, excluding byproduct water sales, decreased $3.1 million, or 23%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Our 2020 water sales were materially impacted by the COVID-19 pandemic as significant decreases in the demand for oil and the subsequent decreases in oil and gas activities reduced water demand. We expect a decrease in water sales will continue at least through the remainder of 2020 as a result of the COVID-19 pandemic.
Our sales of other oilfield solution segment offerings, including high-speed potash mixing services, caliche, brine water, right-of-way agreements, surface damages and easements, decreased $0.9 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This decrease was due to a $1.2 million decrease in sales of high-speed potash mixing services, partially offset by a $0.3 million increase in surface damages and easements revenue. The decrease in high-speed potash mixing services is due to the negative economic effects of the COVID-19 pandemic which have reduced the demand for oil and decreased oil production activities. The increase in surface damages and easements revenue is due to operating Intrepid South for nine months in 2020 compared to five months in 2019, as the assets at Intrepid South were purchased in May 2019.
Our total byproduct sales decreased $4.1 million, or 23%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Our byproduct salt sales decreased $2.5 million, or 29%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as salt availability improved in certain regions of the country reducing our geographic footprint for salt sales. Our byproduct brine water sales and our byproduct water sales decreased $0.9 million, and $0.5 million, respectively, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due the decrease in oil and gas drilling activities resulting from the negative economic effects of the COVID-19 pandemic.
Cost of Goods Sold
Our cost of goods sold increased $4.7 million, or 5%, during the first nine months of 2020 compared to the first nine months of 2019. Our Trio® cost of goods sold increased $7.4 million, or 22% during the nine months ended September 30 2020, compared to the same period in 2019, as Trio® sales volumes increased 4% and we reduced production of Trio® tons by 15% in order to manage our inventory levels. Because a majority of our production costs are fixed, reductions in tons produced results in a higher per ton production cost. Finally, we sold a higher percentage of premium Trio® tons in the nine months ended September 30, 2020, compared to the same period in 2019. Our Trio® premium has a higher per ton carrying cost than our other Trio® products.
Our potash cost of goods sold decreased $3.7 million, or 6%, for the nine months ended September 30, 2020, compared to the same period in 2019, due to selling 8% fewer potash tons in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Our oilfield solutions cost of goods sold decreased 3%, or $0.3 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as reduced expense related to our high-speed mixing service was partially offset by increased water transfer expense and increased depreciation expense as we acquired the Intrepid South assets in May 2019.
Gross Margin
During the first nine months of 2020, we generated a gross margin of $4.7 million compared to a gross margin of $33.3 million for the first nine months of 2019. Our decrease in gross margin was driven by an 12% decrease in average net realized sales price per ton for potash, a 20% decrease in total water sales, and a 5% increase in cost of goods sold, as discussed above. Additionally, during the first nine months of 2020, we recorded $4.0 million of lower of cost or net realizable value inventory adjustments due to declining potash and Trio® prices, compared to $1.5 million for same period in 2019.
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
    Litigation Settlement
A settlement conference was held with Mosaic in late March 2020 related to ongoing litigation. Intrepid and Mosaic agreed to settle the matter and we paid Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation, and the matter is now closed. Please see further information in Note 14 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report.
    Selling and Administrative Expense
    During the first nine months of 2020, selling and administrative expenses increased 13% as compared to the first nine months of 2019. The increase was mainly due to increased legal costs associated with the settlement agreement with Mosaic as discussed above, and increased legal costs related to protests over the validity of certain of our water rights and to permit certain water rights at our Intrepid South property.
    Net Income
    We generated a net loss of $26.4 million for the nine months ended September 30, 2020, compared to net income of $11.5 million in the same period in 2019, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2020	2019	2020	2019
Sales[1]	$22,187	$29,213	$80,504	$99,090
Less: Freight costs	3,973	4,728	12,700	14,110
Warehousing and handling costs	1,173	1,190	3,673	3,776
Cost of goods sold	14,928	18,707	55,298	59,024
Lower of cost or net realizable value inventory adjustments	760	—	1,130	—
Gross Margin	$1,353	$4,588	$7,703	$22,180
Depreciation, depletion, and amortization incurred[2]	$6,430	$6,048	$19,485	$18,963

Potash sales volumes (in tons)	66	78	239	261
Potash production volumes (in tons)	61	51	202	217

Average potash net realized sales price per ton[3]	$238	$266	$251	$285
1 Sales include sales of byproducts which were $3.6 million and $5.0 million for the three months ended September 30, 2020, and 2019, respectively, and $10.6 million and $14.3 million for the nine months ended September 30, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2020, and 2019
Potash segment sales in the third quarter of 2020 decreased compared to the same period in 2019, due to a 15% decrease in sales volume, a 11% decrease in our average net realized sales price per ton and a $1.4 million decrease in byproduct sales. Agricultural sales volumes decreased in the third quarter of 2020 compared to the third quarter of 2019, as we sold fewer tons into the summer-fill program than during the previous year. We also sold fewer tons into the industrial market. Our industrial potash sales were negatively impacted by the COVID-19 pandemic as oil demand decreased significantly leading to decreased oil and gas activity. Average net realized sales price per ton was lower due to price decreases announced in the summer of 2019, the winter-fill program announced in January 2020, and the summer-fill program announced in June 2020, and due to lower industrial sales volume. Reduced oil and gas activity also led to a reduction in byproduct water and brine sales in 2020, compared to 2019. Salt sales decreased compared to 2019 as salt availability improved in certain regions of the country which reduced our sales footprint. Magnesium chloride sales improved $0.2 million compared to the third quarter of 2019 as above average evaporation during the summer of 2020 improved product availability.
Potash segment freight expense decreased $0.8 million, or 16%, in the third quarter of 2020, compared to the third quarter of 2019 as a result of decreased sales volume of potash. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 20% in the third quarter of 2020, compared to the same period in 2019, due to a 15% decrease in potash sales volume.
Potash production increased 20% compared to the third quarter of 2019 as good evaporation during the summer of 2020, allowed for an earlier start to the production season at our Wendover facility.
Our potash segment gross margin decreased $3.2 million in the third quarter of 2020, compared to the same period in 2019, due to the decrease in average net realized sales price per ton, decreased potash sales volumes, and a decrease in byproduct sales.

    Nine Months Ended September 30, 2020, and 2019
Potash segment sales for the nine months ended September 30, 2020 decreased compared to the same period in 2019, due to a 8% decrease in sales volume, an 12% decrease in our average net realized sales price per ton, and a $3.7 million decrease in byproduct sales. Industrial sales volume decreased 70% as our industrial potash sales were negatively impacted by the COVID-19 pandemic as oil demand decreased significantly leading to decreased oil and gas activity. Historically, our industrial potash sales carried a higher average net realized sales price per ton, and the decrease in industrial potash sales negatively impacted our overall potash average net realized sales price per ton. Agricultural volumes were 5% less than prior year as we sold fewer tons into the 2020 summer-fill program than the previous year, partially offset by a 28% increase in tons sold into the feed market. Average net realized sales price per ton was lower due to price decreases announced in the summer of 2019, the winter-fill program announced in January 2020, the summer-fill program announced in June 2020, and lower industrial sales volume. Byproduct sales decreased as reduced oil and gas activity resulted in decreased byproduct water and brine sales. Salt sales decreased compared to 2019 as salt availability improved in certain regions of the country in the third quarter of 2020 which reduced our sales footprint. Magnesium chloride sales were similar to the prior year.
Potash segment freight expense decreased $1.4 million, or 10%, in the first nine months of 2020, compared to the first nine months of 2019 as a result of decreased sales volume of potash. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 6% compared to the prior year mainly due to reduced sales volumes.
Potash production decreased 7% in the first nine months of 2020 compared to the first nine months of 2019 due to reduced evaporation during the 2019 evaporation season, which limited our production in the spring of 2020. This was offset by good evaporation during the summer of 2020, particularly at our Utah facilities, which allowed for an earlier start to the production season at our Wendover facility and partially reduced the year-to-date variance.
Our potash segment gross margin decreased $14.5 million in the first nine months of 2020, compared to the same period in 2019, due to the decrease in average net realized sales price per ton, decreased potash sales volumes, and a decrease in byproduct sales.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Agricultural	77%	81%	79%	76%
Industrial	2%	6%	4%	12%
Feed	21%	13%	17%	12%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2020	2019	2020	2019
Sales[1]	$12,890	$14,637	$54,722	$53,881
Less: Freight costs	3,878	3,996	15,950	15,502
Warehousing and handling costs	1,142	972	3,611	2,852
Cost of goods sold	8,754	9,315	40,405	32,988
Lower of cost or net realizable value inventory adjustments	464	1,462	2,885	1,462
Gross (Deficit) Margin	$(1,348)	$(1,108)	$(8,129)	$1,077
Depreciation, depletion, and amortization incurred[2]	$1,531	$1,517	$4,556	$4,595

Sales volumes (in tons)	40	46	180	173
Production volumes (in tons)	55	54	155	183

Average Trio® net realized sales price per ton[3]	$189	$204	$197	$201
1 Sales include sales of byproducts which were $1.4 million and $1.3 million for the three months ended September 30, 2020, and 2019, respectively, and $3.2 million and $3.6 million for the nine months ended September 30, 2020, and 2019, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2020, and 2019
Trio® segment sales decreased 12% for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a 13% decrease in Trio® tons sold and a 7% decrease in average net realized sales price per ton. Sales volumes decreased as we continued to sell fewer tons into international markets as we focus on the higher priced domestic market. Our Trio® average net realized sales price per ton decreased during the third quarter of 2020 as compared to the third quarter of 2019 due to decreased pricing announced during the summer-fill program.
Trio® freight costs decreased 3% in the third quarter of 2020, compared to the third quarter of 2019, due to the decrease in total sales volumes. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 6% in the third quarter of 2020, compared to the third quarter of 2019 as increased per-ton production costs were offset by reduced sales volumes. During the third quarter of 2020, we continued to run at reduced production rates to manage inventory levels.
We recorded a $0.5 million lower of cost or net realizable value inventory adjustment due to reduced production rates that increased our per-ton cost of production. We recorded a $1.5 million lower of cost or net realizable value inventory adjustment in the third quarter of 2019 on product moved to an off-site warehouse for a future international shipment.
    Our Trio® production volume increased 2% in the third quarter of 2020, compared to the third quarter of 2019, as we converted more tons of work-in-process to premium Trio®.
    Our Trio® segment generated a negative gross margin of $1.3 million in the third quarter of 2020, compared to a negative gross margin of $1.1 million in the third quarter of 2019, due to the factors discussed above.

Nine Months Ended September 30, 2020, and 2019
Trio® segment sales increased 2% for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to a 4% increase in Trio® tons sold, offset partially by reduced byproduct sales of water and salt, and a lower average net realized sales price for Trio®. Increased sales volume was a result of strong domestic sales offset by a decrease in international sales volume. Our Trio® average net realized sales price per ton decreased compared to the prior period due to the price decreases related to the summer-fill program announced in June 2020.
Trio® freight costs increased 3% in the first nine months of 2020, compared to the first nine months of 2019, due to the increase in total sales volumes. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 22% in the first nine months of 2020, compared to the first nine months of 2019. During the first nine months of 2020, sales volume increased 4% and we operated at reduced rates to manage inventory levels and experienced increased losses in our pelletization process, both which led to higher per-ton carrying costs. Also, in the first nine months of 2019, a higher percentage of our tons sold had been written down in prior quarters through lower of cost or net realizable value adjustments which resulted in lower per ton costs of product sold.
We recorded a $2.9 million lower of cost or net realizable value inventory adjustment in the first nine months of 2020, primarily due to the summer-fill price announced by our competitor in June 2020 which lowered the list price on Trio® by $15-$20 per ton. We expect to sell at these reduced prices until midway through the fourth quarter of 2020.
    Our Trio® production volume decreased 15% compared to the first nine months of 2019, due to reduced production rates, fewer tons of work-in-process inventory converted to premium Trio®, and increased losses in our pelletization process.
    Our Trio® segment generated a negative gross margin of $8.1 million in the first nine months of 2020, compared to a gross margin of $1.1 million in the first nine months of 2019, due to the factors discussed above.
    Additional Information Relating to Trio®
    The percentage of Trio® tons sold into the export market decreased during the three and nine months ended September 30, 2020, compared to the same period in 2019, due to our increased focus on domestic shipments and variability in the timing of shipments to international customers.

	United States	Export
For the Three Months Ended September 30, 2020	88%	12%
For the Nine Months Ended September 30, 2020	84%	16%

For the Three Months Ended September 30, 2019	86%	14%
For the Nine Months Ended September 30, 2019	77%	23%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Sales	$3,050	$7,310	$13,539	$19,574
Less: Freight costs	—	—	—	861
Cost of goods sold	3,363	3,841	8,397	8,682
Gross (Deficit) Margin	$(313)	$3,469	$5,142	$10,031
Depreciation, depletion, and amortization incurred	$657	$747	$1,945	$1,170
Three Months Ended September 30, 2020, and 2019
    Our oilfield solutions segment sales decreased $4.3 million in the third quarter of 2020, compared to the same period in 2019, mainly due to a $3.5 million decrease in water sales and a $0.8 million decrease in sales of other oilfield products and services. Our oilfield solutions water sales and sales of other oilfield products and services decreased as the COVID-19 pandemic reduced oil prices and reduced oil and gas completion activity. We expect the COVID-19 pandemic and related global economic conditions will reduce sales of water and other oilfield products and services through at least the fourth quarter of 2020. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
    Cost of goods sold decreased 12%, or $0.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2020, primarily a result of reduced water transfer expense.
Gross margin for the three months ended September 30, 2020, decreased $3.8 million compared to the prior year, due to the factors discussed above.
Nine Months Ended September 30, 2020, and 2019
    Our oilfield solutions segment sales decreased $6.0 million in the first nine months of 2020, compared to the same period in 2019, mainly due to a $3.1 million decrease in water sales and a $2.0 million decrease in potash used in our high-speed mixing service. Our oilfield solutions water and potash sales decreased the COVID-19 pandemic pressured oil prices and reduced oil and gas completion activity. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
    Cost of goods sold decreased 3%, or $0.3 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as reduced expense related to our high-speed mixing service was offset by increased water transfer expense and increased depreciation expense as we acquired the Intrepid South assets in May 2019.
Gross margin decreased $4.9 million for the first nine months of 2020, compared to the first nine months of 2019, due to the factors discussed above.
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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic has caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity, and our total water sales, including byproduct water sales, decreased 50% in the third quarter of 2020 compared to the third quarter of 2019 and 20% for the first nine months of 2020, compared to the same period in 2019. We expect our water sales and sales of other products and services offered through our oilfield solutions segment will continue to be negatively impacted through at least the fourth quarter of 2020, due to the continued economic effects of the COVID-19 pandemic.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and nine months ended September 30, 2020, our average royalty rate was 5.1% and 4.8%. For the three and nine months ended September 30, 2019, our average royalty rate was 4.3% and 4.4%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2020 and 2019, was zero percent. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended September 30, 2020 we incurred no income tax expense and for the nine months ended September 30, 2020 we recognized an immaterial amount of income tax benefit. For the three months ended September 30, 2019, we incurred no income tax expense and for the nine months ended September 30, 2019, we recognized an immaterial amount of income tax benefit.
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
As of September 30, 2020, we were in a near break-even cumulative three-year income position. Additionally, general uncertainty in the business markets we operate makes it difficult to forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of September 30, 2020. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
    During the first nine months of 2020, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $14.1 million. In the second quarter of 2020, we invested $3.5 million for an 11% equity stake in W.D. Von Gonten Laboratories ("WDVGL"). WDVGL is an industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activity.
Given recent economic uncertainty as a result of the COVID-19 pandemic, particularly in oil and gas markets near our operations, we continue to limit our 2020 capital program and expect full year 2020 investment will be at the low end of the previously disclosed $15 million to $20 million range, excluding the equity investment discussed above. We anticipate our remaining 2020 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of September 30, 2020, we had cash of $9.3 million, compared with cash of $20.6 million at December 31, 2019. In April 2020, we made a $20 million principal payment due on our Series A Senior Notes. In July 2020, we reached an agreement with our noteholders to repay our Series C Senior on July 17, 2020. As part of the agreement, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million. Also, in April 2020, received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made on our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll, benefits and other expenses and expect the majority of the loan, if not all, will be forgiven. During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
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
The following summarizes our cash flow activity for the nine months ended September 30, 2020, and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$18,487	$37,617
Cash flows used in investing activities	$(12,801)	$(76,753)
Cash flows (used in) provided by financing activities	$(17,001)	$19,091

Operating Activities
Total cash provided by operating activities through September 30, 2020, was $18.5 million, a decrease of $19.1 million compared with the first nine months of 2019. The decrease was mainly driven by the litigation settlement paid in May 2020 and decreased potash net realized sales price.
Investing Activities
    Total cash used in investing activities decreased by $64.0 million in the first nine months of 2020, compared with the same period in 2019 due to the Intrepid South acquisition in 2019. Other additions to property, plant, equipment, and mineral properties decreased $3.4 million in the first nine months of 2020, compared to the first nine months in 2019.
Financing Activities
Total cash used in financing activities increased by $36.1 million in the first nine months of 2020, compared with the same period in 2019 primarily due to $20.0 million paid to retire our Series A Senior Notes at maturity and $16.9 million, including the make-whole payment, paid to retire our Series C Senior Notes in July 2020. Also, during the nine months ended September 30, 2020, we borrowed an additional $10.0 million under our credit facility and received $10.0 million under the CARES Act Paycheck Protection Program. During the nine months ended September 30, 2019, we made net borrowings under our credit facility of $19.8 million.
We routinely review the creditworthiness of our customers and make decisions to limit our exposure whenever possible. During the first nine months of 2019, we saw an increase in delinquencies from our smaller customers that purchase water and brine at our truck stations. These smaller customers mainly serve oil and gas exploration companies and the COVID-19 pandemic has dramatically decreased oil and gas drilling activity. We have not seen an increase in delinquencies from our larger water customers, who take delivery of water via pipeline or directly from our storage ponds or points of diversion, and are generally well-capitalized. We have also not seen an increase in the account receivable delinquencies from our potash and Trio® customers. While we continue to monitor the creditworthiness of our customers and have made adjustments to reflect the increased uncertainty in specific markets, we don't believe this will have a material effect on our business.
    Senior Notes—As of September 30, 2020, we had outstanding $15 million of Series B Senior Notes, due on April 14, 2023.
    In April 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we repaid our Series C Senior Notes. As part of the repayment, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
    The agreement governing the Series B Senior Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of September 30, 2020, was 3.0 to 1.0.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of September 30, 2020, was 2.1 to 1.0.
    Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Senior B Notes, each of which includes earnings before interest, taxes, depreciation and amortization ("EBITDA") as a component. Our EBITDA calculation for the nine months ended September 30, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic. If we continue to experience decreased EBITDA amounts in future quarters, we may violate our debt covenants and may need to work with our lenders to address the non-compliance. EBITDA in all periods excludes deferred revenue as we have not satisfied the performance obligation to recognize the deferred revenue as revenue, as discussed in Note 11 - Revenue. As of September 30, 2020, we were in compliance with all applicable covenants under the Series B Senior Notes.
During the nine months ended September 30, 2020, our cash position has benefited from $9.9 million in cash payments for future water deliveries under a long-term contract and cash payments at the Intrepid South ranch, which we will recognize as revenue over the life of certain contracts. Under our water contract, a customer is obligated to pay us $3.9 million each quarter regardless of the actual water delivered. Because the customer did not take delivery of the water and is owed future barrels, this cash is not considered in our EBITDA calculation although it has improved our liquidity position.

    For both the nine months ended September 30, 2020, and the nine months ended September 30, 2019, the interest rates on the Notes were 3.73% for the Series A Notes, 4.63% for the Series B Notes and 4.78% for the Series C Notes. These rates represent the lowest interest rates available under the Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.
    We have granted to the collateral agent for the Series B Senior Notes a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Series B Senior Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement governing the Series B Senior Notes. The obligations under the Notes are unconditionally guaranteed by several of our subsidiaries.
    In April 2020, we amended the agreement governing the Series B Senior Notes to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.
    Our outstanding long-term debt, net, as of September 30, 2020, and December 31, 2019, was as follows (in thousands):

	September 30, 2020	December 31, 2019
Notes and Payroll Protection Loan	$25,000	$50,000
Less current portion of long-term debt	(10,000)	(20,000)
Less deferred financing costs	(82)	(247)
Long-term debt, net	$14,918	$29,753

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of September 30, 2020, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the nine months ended September 30, 2020, we borrowed $10 million under the facility. As of September 30, 2020, we had $29.8 million of borrowings outstanding and $1.0 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $30.0 million available to be borrowed under the facility as of September 30, 2020. We were in compliance with the applicable covenants under the facility as of September 30, 2020.
    During the nine months ended September 30, 2019, we had $30.3 million borrowings under the facility and made $10.5 million in repayments.
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
Our EBITDA calculation for the nine months ended September 30, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic. If we continue to experience decreased EBITDA amounts in future quarters, we may violate our debt covenants and may need to work with our lenders to address the non-compliance. EBITDA in all periods excludes deferred revenue as we have not satisfied the performance obligation to recognize the deferred revenue as revenue, as discussed in Note 11 - Revenue. As of September 30, 2020, we were in compliance with all applicable covenants under the revolving credit facility.
During the nine months ended September 30, 2020, our cash position has benefited from $9.9 million in cash payments for future water deliveries under a long-term contract and cash payments at the Intrepid South ranch, which we will recognize as revenue over the life of certain contracts. Under our water contract, a customer is obligated to pay us $3.9 million each quarter regardless of the actual water delivered. Because the customer did not take delivery of the water and is owed future barrels, this cash is not considered in our EBITDA calculation although it has improved our liquidity position.

As of October 30, 2020, we had $29.8 million of borrowings, $1.0 million in outstanding letters of credit under the facility, and approximately $11.1 million in cash. Including the outstanding letters of credit, we had $30.0 million available to be borrowed under the facility.

PPP Loan—In April 2020, we received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made on our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll and benefits expenses and expect the majority of the loan, if not all, will be forgiven. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
During the second quarter of 2020, the PPP was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, ended in early October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
    Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,
	2020		2019
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$22,187	$12,890	$29,213	$14,637
Less: Segment byproduct sales	3,612	1,449	4,971	1,267
Freight costs	2,891	3,878	3,478	3,996
Subtotal	$15,684	$7,563	$20,764	$9,374

Divided by:
Tons sold	66	40	78	46
Average net realized sales price per ton	$238	$189	$266	$204

	Nine Months Ended September 30,
	2020		2019
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$80,504	$54,722	$99,090	$53,881
Less: Segment byproduct sales	10,562	3,248	14,283	3,598
Freight costs	10,021	15,935	10,325	15,503
Subtotal	$59,921	$35,539	$74,482	$34,780

Divided by:
Tons sold	239	180	261	173
Average net realized sales price per ton	$251	$197	$285	$201

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2019, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
    For information regarding litigation, other disputes and regulatory proceedings see Part I - Item1. Financial Statements, Note 14 - Commitments and Contingencies.
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
    The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our operations, liquidity, financial condition and results of operations. During the second and third quarters of 2020, measures designed to contain the spread of COVID-19 had a negative impact on the global economy. Oil demand decreased and, as a result, we saw a significant decline in oil and gas activity near our Carlsbad, New Mexico operations. We experienced a significant decrease in the sale of water and other oilfield related products and services, which negatively impacted our overall results. The situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the demand for our products, our mining operations, and the operations of our customers and supply chain partners. These changes could result in material negative effects on our business, results of operations, financial condition, liquidity position and ability to maintain compliance with our debt covenants.
While certain COVID-19 containment measures were eased or lifted during the third quarter of 2020, businesses and individuals remained cautious. Even with the easing of COVID-19 containment measures, we have not seen oil and gas activity return to pre-pandemic levels. Outbreaks of COVID-19 cases slowed during the summer, but a resurgence in COVID-19 cases may result in additional containment measures or reinstatement of other containment measures that were in place earlier in 2020. If expanded containment measures are deemed necessary to mitigate the public health effects of the COVID-19 pandemic, we would likely experience reduced demand for water and other oilfield related products and services.
    Our efforts to manage and mitigate the risks may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2020, through July 30, 2020	120	8.49	—	N/A
August 1, 2020, through August 31, 2020	29	$12.46	—	N/A
September 1, 2020, through September 30, 2020	—	$—	—	N/A
Total	149	$9.26	—	N/A
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

ITEM 5.OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation of Intrepid Potash, Inc. (incorporated by reference to Exhibit 3.1 of our current Report on Form 8-K filed on August 14, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Extension Calculation Linkbase.*

101.LAB	XBRL Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

101.DEF	XBRL Extension Definition Linkbase.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: November 3, 2020	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2020	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)