Form 10-K
period 2020-12-31
Intrepid Potash, Inc.
filed 2021-03-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants have filed reports on and attestations to management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2020, the last trading day of the registrant's most recently completed second fiscal quarter, of $9.90 per share as reported on the New York Stock Exchange was $81 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 24, 2021, the registrant had 13,412,036 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2021 annual meeting of stockholders to be filed within 120 days after December 31, 2020.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K:
•"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.
•"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which was placed in care-and-maintenance mode in mid‑2016. "Intrepid South" refers to certain land, water rights, and other related assets in southeast New Mexico we acquired from Dinwiddie Cattle Company in May 2019. You can find more information about our facilities in Item 2 of this Annual Report on Form 10-K.
•"Ton" means a short ton, or a measurement of mass equal to 2,000 pounds.
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

ITEM 1.BUSINESS
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
    We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2020	2019	2018
Potash	47%	47%	52%
Trio®	33%	29%	31%
Water	10%	12%	10%
Salt	4%	6%	2%
Magnesium Chloride	2%	2%	3%
Brines	1%	1%	1%
Other	3%	3%	1%
Total	100%	100%	100%
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
    During 2020, we supplied 0.5% of annual world potassium consumption and 3.7% of annual U.S. potassium consumption.

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
Oilfield Solutions
We have water rights in New Mexico under which we sell water primarily for industrial uses in the oil and gas services industry. We also offer potassium chloride ("KCl") real-time mixing services on location for hydraulic fracturing operations and trucking services. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company that support oil and gas development in the Permian Basin in southeast New Mexico. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry. We sell water on Intrepid South under a joint marketing agreement with NGL Energy Partners, a land and water rights owner adjacent to our South property. Under this agreement, we are responsible for the marketing, sale, and delivery of water to various customers across our combined acreage. Demand for water and other oilfield related products and services is due to oil and gas activity and development in southeast New Mexico. During 2020, oil prices declined due to the COVID-19 pandemic, and oil and gas drilling operations also declined in 2020 compared to 2019. However, oil and gas drilling activities have increased from the lowest levels reported early in the third quarter of 2020.
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
In addition to the primary nutrients, which are required in the greatest quantities in crop nutrition, important secondary nutrients such as sulfur and magnesium are also essential in crop nutrition. Intrepid's Trio® product contains the primary nutrient potassium and two secondary nutrients, sulfur and magnesium.
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

Virtually all of the world's potash is currently extracted from 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 90% of the world's aggregate potash production during 2019. During this time period, the top nine potash producers supplied approximately 96% of world production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 28% of the global potash production in 2019, one producer in Russia supplied approximately 16% of global potash production in 2019 and one producer in Belarus supplied approximately 16% of the global potash production in 2019. Another Russian producer is currently undertaking a significant increase in potash production. If this producer achieves its goals, it could grow from approximately 1% of global potash production in 2019 to approximately 6% in the next few years.
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
    The most productive region in the United States for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2021, the Permian Basin produced approximately 4.3 million barrels of oil per day. For comparison, the next most productive region in the United States produced approximately 1.2 million barrels of oil per day. In addition to producing wells, the Permian Basin also had approximately 3,500 drilled but uncompleted wells as of December 2020.

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
Our competitive strategy is focused on the following:
•Maximize potash gross margin and optimize potash production. All of our potash production comes from solar solution mines, which carry fewer fixed costs than our conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. In addition, we have the advantage of being located close to the markets we serve, and the North American market is significantly larger than our production capacity. As a result, we are able to selectively participate in the markets that we believe will provide the highest average net realized sales price per ton. We also attempt to maximize our gross margin by leveraging our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach. Long-term, we have optimization and expansion opportunities at our solution mining facilities, that, over time, could further reduce our per-ton costs and increase our potash production.
•Expand Trio® sales and maximize gross margin. We plan to continue to expand our sales and marketing efforts for Trio® in domestic markets and select international markets. Our efforts include continued crop nutrition education and increased marketing efforts targeting organic agriculture and high-value specialty crop markets. In order to maximize gross margin, we are working to optimize our production process to recover more of the langbeinite we mine and to produce more granular-sized product, which is preferred by most markets. Given the current pricing and demand environment, we intend to continue to operate our Trio® facility at reduced production levels and expect to continue to do so for the foreseeable future.
•Expand offerings of oilfield solutions. We intend to continue working to expand sales of water, particularly to service the oil and gas markets near our operating plants in New Mexico. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. In addition, as described above, in May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company in the Permian Basin which we operate as Intrepid South. We expect to increase the amount of water available for sale on the Intrepid South property over the next few years through additional infrastructure investments and permitting. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. In 2020, we sold approximately 320 acres of our fee land on Intrepid South to an oil and gas operator, which only allows the buyer to drill Acid Gas Injection ("AGI") wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide ("H2S"). Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
•Continue diversification of products and services. We recover magnesium chloride, salt, brines, and water during the production of potash and Trio®. These byproducts offer additional diversity to our portfolio of product and service offerings. As we continue to look for opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our product and service offerings. As an example, we added a brine station at Intrepid South in February 2020 and we are reviewing opportunities to develop a produced water facility near Intrepid South although the uncertainty caused by the COVID-19 pandemic has made the timing of this development uncertain. We may also expand into oil and natural gas exploration and production, or into new products or services in our current industry or other industries.
Competitive Strengths
•U.S.-based producer. We are the only producer of potash in the United States. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to our customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes also support this advantage.
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
•Solar evaporation operations. All of our potash production comes from solar solution mines. Solar evaporation is a cost-efficient production method because it significantly reduces labor and energy consumption, which are two of the largest costs of production. Our understanding and application of low-cost solution mining, combined with our reserves being located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solution mining operations.
•Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the United States, although freight expense and competition from substitute products have made this a difficult market to penetrate. We also offer Organic Materials Review Institute ("OMRI") certified organic potash and Trio® products for sale to customers in the growing organic segment of the fertilizer market. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.
•Water rights. We have water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased our total water rights available for sale and our footprint in and around the Delaware Basin, a sub-basin of the Permian Basin. We continue working to permit additional water rights on the Intrepid South property. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.
•Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2020, these markets represented approximately 79%, 3%, and 18% of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity promote the benefits of potash in drilling activities and to increase our industrial sales volumes.
•Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We also produce Trio® in premium, granular, standard and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.
•Significant reserve life. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve lives for our actively mined areas ranging from approximately 24 years to more than 100 years, based on proven and probable reserve estimates. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation.
•Existing facilities and infrastructure. Constructing a new potash production facility requires substantial time and extensive capital investment in mining, milling, and infrastructure to extract, process, store, and ship product. Our operations already have significant facilities and infrastructure in place. We also have the ability to expand our business using existing installed infrastructure, in less time and with lower expenditures than would be required to construct entirely new mines.
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
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies, and geographies that we serve. Because all of our potash production comes from our solar solution mines, our potash production is also seasonal. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we have no potash being produced. The seasonality of fertilizer demand results in our sales volumes and revenue being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
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
In each of 2020, 2019 and 2018, no customer accounted for more than 10% of our total sales.
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
In 2020, we had approximately $0.7 million of capital investments, and $0.8 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $1.0 million to $3.0 million for environmental related capital projects in both 2021 and 2022. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued emphasis on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2020, is approximately $23.9 million, which is reflected in our audited financial statements found elsewhere in this Annual Report on Form 10-K. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell from leased land owned by the U.S. government, the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2020, we paid $7.6 million in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. For certain water sales we pay an $0.11 per barrel sold royalty to the State of New Mexico.
Human Capital Resources
Headcount
We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain, and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. As of December 31, 2020, we had 440 employees distributed across our four main locations. Our workforce is well-tenured providing invaluable experience and insight into our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	38	6
Moab	58	12
New Mexico	282	10
Wendover	62	14
We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2023. This is the eighth agreement negotiated between us and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local 867. We consider our relationships with our employees to be good.
Employee Development and Training

We believe in providing opportunities for employees to continue to develop and grow their careers. We offer a tuition reimbursement program and ongoing support of continuing education for professional certifications and other credentials. We also prove a comprehensive Career Path program for our hourly employees that clearly outlines the proficiencies necessary for each job level as well as the development steps to progress through various job levels.
Competitive Pay and Benefits
We have structured our compensation programs to balance incentive earnings for both short-term and long-term performance. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. We align our executives' long-term equity compensation with our shareholders' interests by linking realizable pay with stock performance.
We are also committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide ranging benefits offered are: health insurance, telemedicine, an employee assistance program, paid and unpaid leaves, life insurance, short-term disability insurance and a retirement savings plan with a company match. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, adoption assistance, prescription savings solutions, and a wellness program.
Diversity and Inclusion
We are committed to building a culture where diversity and inclusion are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging. Finally, in line with our commitments to equal employment opportunity and diversity and inclusion, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.
Health and Safety
The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We are committed to providing a safe, functional, and effective work environment for anyone who comes on our properties. We have implemented several safety policies and protocols at each of our locations.
In response to the COVID-19 pandemic, we have implemented significant changes that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders. These include having our office employees work from home to the extent they are able and implementing additional safety measures, including increased cleaning protocols and social distancing procedures at all facilities, and other recommended public health measures for our field and other employees (including on-site contract workers) continuing critical on-site work.

Available Information
We file or furnish with the U.S. Securities and Exchange Commission (the "SEC") reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act. These reports are available free of charge on our website at www.intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained at www.sec.gov.
We routinely post important information about us and our business, including information about upcoming investor presentations, on our website, www.intrepidpotash.com, under the Investor Relations tab. We encourage investors and other interested parties to enroll on our website to receive automatic email alerts or Really Simple Syndication (RSS) feeds regarding new postings. The information found on, or that can be accessed through, our website is not part of this or any other report we file with, or furnish to, the SEC.

Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	62	Executive Chairman of the Board, President, and Chief Executive Officer
Robert E. Baldridge	59	Senior Vice President - New Mexico
Matthew D. Preston	36	Vice President, Finance
Kyle R. Smith	47	Vice President, General Counsel and Secretary
E. Brian Stone	58	Chief Operating Officer
Erica K. Wyatt	48	Chief Human Resources Officer
Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our President and Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our initial public offering in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation. Mr. Jornayvaz and Intrepid Production Corporation together beneficially own 15.2% of our common stock, as of January 31, 2021.
Robert E. Baldridge has served as our Senior Vice President - New Mexico since December 2019. Mr. Baldridge served as General Manager of our New Mexico operations from July 2010 to December 2019 and Manager of Mines since our formation in 2007. Previously Mr. Baldridge served as Mine Manager of Intrepid Mining from 2003 until its dissolution at the time of our IPO in 2008. Prior to joining Intrepid, Mr. Baldridge held various positions with Mississippi Potash, Inc. from 1988 to 2003. Mr. Baldridge has over 30 years of experience in the potash mining industry.
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

ITEM 1A.RISK FACTORS
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
Risks Related to Our Business
The outbreak of the novel coronavirus (“COVID-19”) has, and may continue to, disrupt our business, including, among other things, demand for our products, our personnel and production processes, each of which has and could continue to materially affect our operations, liquidity, financial condition and results of operations.
The COVID-19 pandemic has, and could continue to, negatively affect our operations, liquidity, financial condition and results of operations. During 2020, measures designed to contain the spread of COVID-19 had a negative impact on the global economy. Oil demand decreased and, as a result, we saw a significant decline in oil and gas activity near our Carlsbad, New Mexico operations. We experienced a significant decrease in the sale of water and other oilfield related products and services, which negatively impacted our overall results. The situation remains dynamic and subject to rapid and possibly material change, including, but not limited to, changes that may materially affect the demand for our products, our mining operations, and the operations of our customers and supply chain partners. These changes could result in material negative effects on our business, results of operations, financial condition, liquidity position and ability to maintain compliance with our debt covenants.
While certain COVID-19 containment measures implemented by governmental authorities have been eased or lifted, we have not seen oil and gas activity return to pre-pandemic levels. If expanded containment measures are deemed necessary to mitigate the public health effects of the COVID-19 pandemic, we may continue to experience reduced demand for water and other oilfield related products and services.
Our efforts to manage and mitigate the risks may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of the pandemic, as well as third party actions taken to contain its spread and mitigate public health effects.
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
One of our strategies is to continue to expand our sales of Trio® in domestic and select international markets. Our expansion efforts may not be successful, which would temper any Trio® sales growth. With respect to international sales, it is difficult to determine if or how international demand and pricing for Trio® may develop. Our international sales often result in lower gross margins than domestic sales due to higher costs. These costs could include higher transportation costs, importation costs, and costs associated with duties, trade requirements, or other import or export control laws and regulations. We also face price pressure and competition in some international markets where substitutes are more prevalent. Any of these items could negatively impact our results of operations. In addition, international sales may occur on an irregular basis, which could cause volatility in our inventories and our results of operations. See also "International sales could present risks to our business."
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
Water rights in New Mexico are subject to a stated purpose and place of use, and our water rights were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the purpose and/or place of use of the underlying water rights. The OSE reviews and makes a determination as to the validity of the right and if it determines the requested change will not negatively impact other valid interests, the OSE can issue a preliminary authorization for the change. The preliminary authorization allows for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest the preliminary authorization at minimal cost and frequently do so. Once protested, the OSE is required to hold a hearing to determine if the preliminary authorization was appropriate. A significant portion of our water sales are being made under preliminary authorizations issued by the OSE. Please see Note 14 of the Notes to Consolidated Financial Statements for an update on challenges to our water rights.
We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. However, we believe that our legal position with respect to the validity of our water rights is solid and that we will be able to meet our water commitments.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could decrease our revenue.
A portion of our revenue comes from the sale of water and potassium chloride for use in oil and gas development. A decline in oil and gas drilling, especially in the Permian Basin, could reduce our sales of water and potassium chloride. For example, the decline in oil and gas drilling in 2020 due to restrictions implemented by local, state and federal authorities in response to the COVID-19 pandemic and the resulting impacts of these restrictions on the global economy as a whole, reduced our sales of water and potassium chloride into industrial markets. In addition, oil and gas developers are regularly looking for ways to use more produced, or recycled, water instead of fresh water in oil and gas development. Also, there are other products available that have some of the same clay-inhibiting properties as our potassium chloride. These alternative products could temporarily or permanently replace some of our sales of water or potassium chloride.  We also have other oilfield product and service offerings, such as caliche and brine products, the sales of which were negatively impacted by the decline in oil and gas development in 2020, and may be further impacted in the future by declines in oil and gas development.
We may alter or expand our operations or continue to pursue acquisitions, which could adversely affect our business if we are unable to manage any expansion or acquisition effectively.
We continue to look for opportunities designed to maximize the value of our existing assets, such as through increased production and sales of water, salt, and brine. For example, in 2019 we purchased water and real property assets in southeastern New Mexico, which we refer to as Intrepid South, in an effort to expand our water sales and other revenue from the oil and gas industry. In addition, we may enter into new or complementary businesses that expand our product offerings beyond our existing assets, which may include leveraging our existing oil and gas businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. For instance, as part of this strategy, in May 2020, we acquired an 11% equity stake in the W.D. Von Gonten Laboratories, a global industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activities. We may also expand into new products or services in our current industry or other industries. However, we may not ultimately be successful in implementing any alteration or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce the expected benefits
    As part of this growth strategy, we may consider the acquisition of other companies or assets that complement or expand our business. We may not be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain necessary financing, complete proposed acquisitions, successfully integrate acquired businesses or assets into our existing operations, or expand into new markets. An acquisition may require us to use a significant portion of available cash or may result in significant dilution to our stockholders. We may be required to assume unanticipated liabilities or contingencies as part of an acquisition, or we may face substantial costs, delays, or other problems as part of the integration process. In addition, acquired businesses or assets may not achieve the desired effects or otherwise perform as we expect. We may not realize the synergies that we expect to achieve. Additionally, while we execute these acquisitions and related integration activities, our attention may be diverted from our ongoing operations, which could have a negative impact on our business.
    Any of these items could negatively impact our financial condition and results of operations.
Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
    As of December 31, 2020, we had outstanding $15 million aggregate principal amount of senior notes. We also have $29.8 million outstanding under a revolving credit facility that allows us to borrow up to $75 million, and $10 million borrowed under the CARES Act Paycheck Protection Program as of December 31, 2020. We may incur additional indebtedness in the future. The agreements governing the senior notes and credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
    Current and future indebtedness could have important consequences, including the following:
•it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements
•it could limit our flexibility in planning for, or reacting to, changes in our business
•we could be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage
•it could make us more vulnerable to a downturn in our business or the economy
•it could require us to dedicate a substantial portion of our cash flows from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flows for other purposes
•it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness, are unable to refinance such indebtedness on favorable terms or are unable to obtain additional financing, as needed
    Our debt agreements contain financial and other restrictive covenants. For example, the agreements include financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio (as these ratios are defined under the agreements). Also, the interest rates under the notes may be adjusted quarterly subject to our financial performance and certain financial covenant levels and we may be subject to higher interest rates. For more information about these financial covenants, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
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
The credit facility expires in 2024 and the senior notes are due in 2023. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
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
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.
Additionally, the Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Whether or not SOFR attain market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain.
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
If potash or Trio® prices decline, or oil and gas activity declines, we could be required to record write-downs of our long-lived and indefinite-lived assets, which could adversely affect our results of operations and financial condition.
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
We also have certain indefinite-lived intangible assets that we evaluate for impairment at least annually or more frequently when events or changes in circumstances indicate the fair value may have changed. An impairment loss is measured and recorded based on the current fair value of the asset.
Although we believe the carrying values of our long-lived and indefinite-lived assets were realizable as of the balance sheet dates, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices, further significant or sustained declines in water prices and demand, or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at additional facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.

We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. For example, due to decreased pricing during the year ended December 31, 2020, we recorded lower of cost or net realizable value ("lower of cost or NRV") inventory adjustments totaling $4.0 million.
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

There are numerous uncertainties inherent in estimating our potash and langbeinite reserves. As a result, our reserve estimates necessarily depend upon a number of assumptions, including the following:
•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where we currently mine or operate
•future potash and Trio® prices, operating costs, capital expenditures, royalties, severance and excise taxes, and development and reclamation costs
•future mining technology improvements
•the effects of governmental regulation
•variations in mineralogy
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
The U.S. imports the majority of its potash, including from Canada, Russia, and Belarus. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies weaken in comparison to the U.S. dollar, foreign suppliers may lower prices to increase sales volume while again maintaining a margin in their local currency. While the U.S. dollar remains attractive to many foreign producers, the U.S. dollar has weakened compared to the Canadian dollar since early 2020, a change which supports higher potash prices. Future changes in the strength of the U.S. dollar compared to other currencies could cause our sales prices and results of operations to decrease or fluctuate significantly.
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
A substantial portion of our operating costs is comprised of fixed costs that do not vary based on production levels. These fixed costs include labor and benefits, base energy usage, property taxes, insurance, maintenance expenditures, and depreciation. Any increase in fixed costs or decrease in production generally increases our per-ton costs and correspondingly decreases our per-ton operating margin. We operate our East Plant at less than full capacity in order to curtail our Trio® production to match expected demand and manage inventory levels. A significant increase in costs at any of our facilities could have an adverse effect on our profitability and cash flows, particularly during periods of lower potash and Trio® prices.
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2020 approximately 22% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue ("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019. As of January 2021, we are still in discussions with the ONRR regarding their draft audit report and our responses.
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
    All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. We experienced significant rainfall in the summer of 2019 at our Wendover facility which reduced the product available for sale in 2020. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations would be adversely affected. Reduced potash available for sale could also affect our ability to produce and sell byproducts such as salt and magnesium chloride.
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
Independent of Congress, the Environmental Protection Agency ("EPA") has adopted regulations controlling GHG emissions under its existing authority under the Clean Air Act (the “CAA”). For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the United States on an annual basis.
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. After previously withdrawing, the United States rejoined the Paris Agreement in January 2021. Actions taken by the United States and other countries to implement the Paris Agreement or otherwise impose regulations on our industry or our customers’ industries aimed at reducing GHG emissions could have an adverse effect on our business.
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
We are also subject to federal and state environmental laws that regulate discharges of pollutants and contaminants into the environment, such as the U.S. Clean Water Act and the CAA. For example, our water disposal processes rely on dikes and reclamation ponds that could breach or leak, resulting in a possible prohibited release into the environment. Moreover, although the North and East mines in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines could experience some water discharges during significant rainfall events.
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations of environmental, safety, and health laws could subject us to civil and, in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:
•changes in the interpretation of environmental laws
•modifications to current environmental laws
•the issuance of more stringent environmental laws
•malfunctioning process or pollution control equipment
    The mining and processing of potash and langbeinite also generate residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico facilities, the HB mine, may have issues regarding lead in the tailings pile as a result of operations conducted by previous owners. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.
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
Market upheavals due to military actions, terrorist attacks, other catastrophic events, or economic repercussions from those events could reduce our sales or increase our costs.
Actual or threatened armed conflicts, terrorist attacks, military or trade disruptions, or other catastrophic events affecting the areas where we or our competitors do business could disrupt the global market for potassium-based products. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of our products could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potassium-based products. These new regulations could result in lower sales or higher costs.
A significant disruption to our information technology systems could adversely affect our business and operating results.
We rely on a variety of information technology and automated operating systems to manage or support our operations. In particular, we depend on our information technology systems for a variety of functions, including, but not limited to, financial reporting, inventory management, procurement, invoicing and email. We also have access to, and we create and store, sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, also could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, and cyber-attacks. Although we take steps to secure our systems and electronic information, these cybersecurity measures may not be adequate. Any security breaches could compromise our networks and the information stored on them could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our relationships with our customers or result in legal claims or proceedings, any of which could adversely affect our business, reputation, and operating results.
Our business may be adversely affected by union activities.
    Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 9% of our workforce. Our current collective bargaining agreement with the union expires on May 31, 2023. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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

The market price of our common stock has historically experienced, and may continue to experience, volatility. For example, during 2020, the market price of our common stock ranged between $6.00 and $28.23. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
▪our operating performance and the performance of our competitors
▪the public's reaction to our press releases, other public announcements, or filings with the SEC
▪changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry
▪variations in general economic, market, and political conditions
▪changes in commodity prices or foreign currency exchange rates
▪substantial sales of common stock by us in connection with future acquisitions or capital raising activities
▪actions of our current stockholders, including sales of common stock by our directors and executive officers
▪the arrival or departure of key personnel
▪other developments affecting us, our industry, or our competitors
▪the other risks described in this Annual Report on Form 10-K
Our financial position, cash flows, results of operations, and stock price could be materially adversely affected if commodity prices decline. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Our stock price may experience extreme volatility due to uncertainty regarding, among other things, commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results.
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
The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock, or by our announcement that the issuances and sales may occur.
We cannot predict the size of future issuances or sales of shares of our common stock in connection with future acquisitions or capital raising activities, or the effect, if any, that the issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of shares of our common stock or announcement that the issuances and sales may occur, could adversely affect the market price of our common stock.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our current certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions:

•allow our board of directors to create and issue preferred stock with rights senior to those of our common stock without prior stockholder approval, except as may be required by NYSE rules
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates
•prohibit stockholders from calling special meetings of stockholders
•prohibit stockholders from acting by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders
•require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board
•establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting
•classify our board of directors so that only some of our directors are elected each year
These provisions also may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our stockholders receiving a premium over the market price of the common stock they own.
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
Our board of directors may issue shares of preferred stock or additional shares of common stock without the approval of our stockholders, except as may be required by NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation, or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:
•our pre-existing stockholders’ proportionate ownership interest in us will decrease
•the relative voting strength of each previously outstanding common share may diminish
•the market price of the common stock may decline
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
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
We also operate Intrepid South located in Lea County in southeastern New Mexico, which is comprised of 21,834 surface acres, 27,868 acres of BLM grazing leases and 10,097 acres of pending State of New Mexico grazing leases. In March 2020, we sold approximately 320 surface acres from our Intrepid South property, reducing our surface acre ownership from 22,154 acres acquired at the time of purchase, to the 21,834 acres we operate today.

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
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2020, approximately 22% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
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
Proven and Probable Reserves
Our potash (produced from sylvite ore) and langbeinite (marketed as Trio®) reserves each have substantial life, with remaining reserve life ranging from four years to over 100 years, based on proven and probable reserves estimated in accordance with SEC requirements. This lasting reserve base is the result of our past acquisition and development strategy. The estimates of our proven and probable reserves as of December 31, 2020, were prepared by us and were reviewed and independently determined by Agapito Associates, Inc. ("Agapito") based on mine plans and other data furnished by us as described in footnote one below the table. The following table summarizes our proven and probable reserves, stated as product tons and associated percent ore grade, as of December 31, 2020.

Our Proven and Probable Reserves 1

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl	Recoverable Ore Tons [5]	Ore Grade [6] (% KCl)	Product Tons as KCl
Potash
West [2]	1931	Underground	48	78,190	23.9%	14,920	31,540	17.8%	5,980
East	1965	Underground	4	5,640	21.8%	960	3,680	22.6%	670
HB Mine [2,9]	2012	Solution	36	16,400	36.8%	5,740	2,190	40.2%	790
Moab	1965	Solution	100+	29,250	44.4%	11,350	31,400	46.2%	14,760
Wendover [10]	1932	Brine Evaporation	30	—	—	—	—	0.7%	3,060
Total Potash					33.2%	32,970		32.3%	25,260

(tons in thousands)				Proven [4]			Probable [7]
Product/Operations	Date Mine Opened [2]	Current Extraction Method	Minimum Remaining Life (years) [3]	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite	Recoverable Ore Tons [5]	Ore Grade [6] (% Lang)	Product Tons as Langbeinite
Langbeinite
East [8,11]	1965	Underground	24	21,190	39.5%	7,710	14,880	38.3%	5,420
1The determination of estimated reserves has been prepared by us and is based on an independent review and analysis of our mine plans and geologic, financial and other data by Agapito, which is familiar with our mines. The most recent review performed by Agapito for the New Mexico East, West, and HB properties was in 2020. Agapito's analysis for the West, East and HB mines was based on detailed examination of our geologic site data and mine plan, which was updated with information from 2020, 2019, and 2018. As a result of the Agapito 2020 review, langbeinite reserves decreased in the East mine and sylvite reserves increased in the West mine compared to previously reported reserves. The change in reserves was primarily due to the reclassification of reserves in the 5th ore zones from langbeinite to sylvite as a result of the cutoff grade increasing. The cutoff grade for langbeinite also increased, thus decreasing reserves. The HB mine reserve estimate decreased due to depletion for 2020 production from the HB mine. The Moab property reserves are based on Agapito's 2018 mine reserve estimate adjusted for depletion for 2020 and 2019 production. The Wendover property reserves are based on Agapito's 2018 brine aquifer reserve. However, depletion did not change the reserve life of 30 years as discussed in footnote 3 below. Because reserves are estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information was reviewed in sufficient detail to determine if, in the aggregate, the data provided by us is reasonable and sufficient to estimate reserves in conformity with practices and standards generally employed by, and within the mining industry, and that are consistent with the requirements of U.S. securities laws.
2These mines, excluding the HB and West mines, have operated in a substantially continuous manner since the dates set forth in this table. The HB mine was originally opened in 1934 and operated continuously as an underground mine until 1996. In July 2016, we transitioned our West facility into care-and-maintenance mode due to the decline in potash prices.
3Minimum remaining lives are calculated by dividing reserves by annual effective capacity. Effective capacity is the estimated amount of production that will likely be achieved based on the amount and quality of ore that we estimate can be mined, milled, and/or processed, assuming an estimated average reserve grade, potential future modifications to the systems, a normal amount of scheduled down time, average or typical mine development efforts and operation of all of our mines and facilities at or near full capacity. Minimum remaining lives at the West, East, HB mine, and Moab mines are based on reserves (product tons) divided by annual effective capacity over the full expected life of the ore body, and corrections for purity: one ton of red muriate of potash equals 0.95 ton of KCl; one ton of Moab white muriate of potash equals 0.97 ton of KCl; one ton of sulfate of potash magnesia equals 0.97 ton of langbeinite. East langbeinite minimum remaining life was based on a langbeinite-only plant and associated plant capacity. Langbeinite-only production commenced in April 2016 at the East facility and the sylvite plant was shut down at that time. The West facility was shut down and placed into care-and-maintenance mode in July 2016 due to low potash prices. If we decided to produce potash from our East and West mine sylvite ore reserves in the future, we expect that we would reopen the West facility and be required to construct a new plant to replace the East sylvite plant closed in 2016 to process the remaining reserves. Calculated mine lives that exceed 100 years are reported at 100+ years to balance the reserve life with the uncertainties associated with those extended time frames. We currently do not report more than 30 years mining life for Wendover due to the uncertainties associated with natural brine‑containing aquifers.

4Generally, "proven reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well-defined that the size, shape and depth, and mineral content of the reserves are well-established. Proven reserve tonnages are computed from projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices, and operating costs from potash ore zone measurements as observed and recorded either in drill holes using cores, or channel samples in mine workings. This classification has the highest degree of geologic assurance. The data points for measurement are adequately spaced and the geologic character so well defined that the thickness, areal extent, size, shape, and depth of the potash ore zone are well-established. The maximum acceptable distance for projection from ore zone data points varies with the geologic nature of the ore zone being studied.
5Recovery is the percentage of valuable material in the ore that is beneficiated prior to further treatment to develop a saleable product. Recoverable ore tons is defined as the hoisted ore for the conventionally mined ore in our East and West mines. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities and mine extraction ratios. For the HB mine and the Moab property, recoverable ore tons are defined as the potassium that can be extracted from the underground workings and pumped to the surface. This figure was derived from the in-place ore estimate that has been adjusted for factors such as geologic impurities, potash that dissolves but remains in the cavern (dissolution factor), and an extraction factor that accounts for potash that may not be recovered because solution may be channeled away or stranded due to cavern geometry. We do not calculate recoverable ore tons for the Wendover property as it is a lake brine resource, not an in-place ore deposit.
6Ore grade is expressed as expected mill feed grade to account for minimum mining height for the East and West mines. Potash ore grade is reported in percent KCl and langbeinite ore grade is reported in percent langbeinite. The ore grade for the Moab and HB mines is the in-place KCl grade.
7"Probable reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance of probable (indicated) reserves, although lower than that for proven (measured) reserves, is high enough to assume geological continuity between points of observation. The classification of minerals as probable reserves requires that we believe with reasonable certainty that access to the reserves can be obtained, even though currently-issued permits are not required. Probable reserve tonnages are computed by projection of data using the inverse distance squared method taking into account mining dilution, mine extraction efficiency, ore body impurities, metallurgical recovery factors, sales prices, and operating costs from available ore zone measurements as observed either in drill holes using cores or in mine workings for a distance beyond potash classified as proven reserves. This classification has a moderate degree of geological assurance.
8Our reserves in the 1st, 3rd, 4th, 7th, 8th and 10th ore zones contain either sylvite (KCl) or langbeinite (K2SO4(MgSO4)2) separately. Ore reserves in the East 5th ore zone contain both sylvite and langbeinite which we call mixed ore. We ceased processing sylvite at the East facility in April 2016, and only the langbeinite ore contained in the East 5th ore zone is included in the mine reserve estimate. Additionally, the reserve amounts include the West mine 4th ore zone which contains langbeinite that we anticipate will be processed at the East facility.
9The HB mine reserves were based on solution mining of old workings and recovery of potash from the residual pillars. Reserves are based on thicknesses, grades, and mine maps provided by us. The data presented here includes reserves available via the AMAX/Horizon mine as further described below under Our Development Assets.
10The Wendover facility reserves are the combination of a shallow and a deep aquifer. There were no proven reserves reported for either aquifer because the shallow aquifer represents an unconventional resource and there is uncertainty of the hydrogeology of the deep aquifer. The estimating method for the shallow aquifer was based on brine concentration, brine density, soil porosity within the aquifer, and aquifer thickness from historical reports. The brine concentrations and brine density were confirmed by us recently, but values for the aquifer thickness and the porosity were obtained from literature published by other sources. Probable reserves for the shallow brine at the Wendover facility were calculated from KCl contained in the shallow aquifer based on estimates of porosity and thickness over the reserve area. The distance for projection of probable reserves is a radius of three‑quarters of a mile from points of measurement of brine concentration. Probable reserves for the deep-brine aquifer were estimated based on historical draw-down and KCl brine concentrations. The ore grade (% KCl) for both the shallow and deep aquifer is the percentage by weight of KCl in the brine.
11A portion of these reserves are within the West mine boundary. The classification of the reserve as being associated with the East mine is a result of where the ore is intended to be processed.

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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2020, 2019, and 2018.
Solution Mines
•Potash ore at HB is mined from idled original mine workings in the Carlsbad, New Mexico, area.
•The HB mine has a current estimated productive capacity of 180,000 tons annually. The productive capacity may vary between approximately 160,000 and 200,000 tons of potash, primarily due to evaporation rates. Potash produced from our HB mine is shipped by truck to the North facility for compaction.
•Potash ore at Moab is mined from two stacked ore zones: the original mine workings in Potash 5 and the horizontal caverns in Potash 9.
•The Moab mine has a current estimated productive capacity of approximately 110,000 tons of potash annually; evaporation rates have historically varied and, consequently, productive capacity may vary between approximately 75,000 and 120,000 tons of potash.
•Potash at Wendover is produced primarily from brine containing salt, potash, and magnesium chloride that is collected in ditches from the shallow aquifers of the West Desert. These materials are also collected from a deeper aquifer by means of deep-brine wells.
•The Wendover facility has a current estimated productive capacity of approximately 100,000 tons of potash annually; evaporation rates have historically varied resulting in actual annual production between approximately 65,000 and 100,000 tons of potash.
Conventional Underground Mines
•Sylvite and langbeinite ore at our Carlsbad locations occurs in a stacked ore body containing at least 10 different mineralized zones, seven of which contain proven and probable reserves.
•The East mine has a current estimated productive capacity of approximately 400,000 tons of Trio® annually, based on current design. The East mine was converted to a Trio®-only operation in April 2016 and potash is no longer produced from the East mine.
•The West mine was idled in July 2016 and placed in care-and-maintenance mode. When operational, it has an estimated productive capacity of approximately 400,000 tons of red potash annually.
Compaction Facility
•The North facility receives compactor feed from the HB mine via truck and converts the compactor feed to finished granular-sized product and standard-sized product.
Our Development Assets
We have development opportunities in our New Mexico facilities with the acceleration of production from our reserves and mineralized deposits of potash, and the potential construction of additional production facilities in the region. We also own the leases on two idled mines near Carlsbad: the AMAX/Horizon mine and the North mine.
AMAX/Horizon Mine
•We acquired the potash leases associated with the AMAX/Horizon mine in October 2012. The AMAX/Horizon mine was in continuous operation between 1952 and 1993. This mine, similar to the HB mine, is a viable candidate for solution mining in a manner that is consistent with the HB mine.
•State and federal permits were obtained in 2015 to utilize these leases for solution mining. The AMAX/Horizon solution mine is expected to utilize the same evaporation ponds and processing mill as the HB mine. We have not yet made a determination to proceed with this potential development project; however, future work may be performed to determine the ability to convert this idled underground mine to a solution mining opportunity.

•As noted in footnote 9 to Our Proven and Probable Reserves table, these tons are included in the data presented for the HB Mine.
North Mine
•The North mine operated from 1957 to 1982 when it was idled mainly due to low potash prices and mineralogy changes which negatively impacted mineral processing at the facilities. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North mine is where we granulate, store, and ship potash produced from the HB mine. Two abandoned mine shafts, rail access, storage facilities, water rights, utilities and leases covering potash deposits, are already in place. As part of our long-term mine planning efforts, we may choose to evaluate our strategic development options with respect to the shafts at the North mine and their access to mineralized deposits of potash.
Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2020, 2019, and 2018:

(tons in thousands)	Year Ended December 31,
	2020			2019			2018
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	724	15.2%	145	734	16.9%	158	679	17.4%	150
Moab	536	15.3%	104	509	15.6%	94	506	15.8%	105
Wendover	352	15.3%	59	409	15.1%	75	404	17.3%	89
	1,612		308	1,652		327	1,589		344
Langbeinite
East [2]	913	8.9%	213	944	9.1%	228	935	9.1%	217
Total Primary Products			521			555			561
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

ITEM 3.LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 14 of the Notes to Consolidated Financial Statements.

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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 24, 2021, we had 65 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2015, through December 31, 2020, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of Potash Corporation of Saskatchewan Inc., The Mosaic Company, Compass Minerals International, Inc., and Agrium Inc. for the period beginning on December 31, 2015, through December 31, 2017, and The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd. from January 1, 2018, through December 31, 2020. On January 1, 2018, Potash Corporation of Saskatchewan Inc. and Agrium Inc. merged to form Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	$70.51	$117.03	$111.96	$120.27
December 31, 2017	$161.36	$131.63	$136.40	$150.45
December 31, 2018	$88.14	$121.62	$130.42	$126.12
December 31, 2019	$91.86	$119.68	$171.49	$151.03
December 31, 2020	$81.86	$129.54	$203.04	$178.71

250
200
150
100
50
0
Dollars
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2020, through October 31, 2020	—	—	–	N/A
November 1, 2020, through November 30, 2020	8,665	$8.76	–	N/A
December 1, 2020, through December 31, 2020	—	—	–	N/A
Total	8,665	$8.76	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.SELECTED FINANCIAL DATA
Financial information related to fiscal years ended December 31, 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 3, 2020. Please refer to the consolidated financial statements included herein in Part II, Item 8. Financial Statements and Supplementary Data for information with respect to the fiscal years December 31, 2020, 2019, and 2018.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and related notes contained in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.
This Management's Discussion and Analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the heading "Cautionary Note Regarding Forward‑Looking Statements," in Part I of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.
The discussion of our general financial condition and results of operations for 2019 compared with 2018 can be found in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Annual Report for further information on our prior period results of operations.
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
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2020, 2019, and 2018, a majority of our byproduct sales were accounted for in the potash segment.
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
    Our 2020 results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. While many areas of the country have relaxed restrictions since the summer of 2020, we expect the economic effects of the COVID-19 pandemic will persist through most of 2021 and possibly longer. Governmental authorities may reinstate other restrictive orders due to a continued resurgence of COVID-19 related cases. Such restrictive actions may lead to further or continued decreases in the demand for oil and may impact our other operations if expanded restrictions are deemed necessary to mitigate the public health effects of the COVID-19 pandemic. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase other restrictive orders, such actions will have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.

•Potash pricing and demand. Potash remained a significant driver of our profitability, comprising 47% of our total sales in 2020. Our average net realized sales price for potash decreased in 2020 to $250 per ton compared to $284 per ton for 2019 due to multiple price decreases announced since the summer of 2019. The potash market has rebounded since the 2020 summer fill program with current posted price for agricultural potash now $140 per ton higher than the 2020 summer fill price after multiple price increases in the fourth quarter of 2020 and another price increase in February 2021.
Similar to previous price increases, customers were offered the opportunity to book tons for delivery through the first quarter of 2021 ahead of the $40 per ton price increase announced in December 2020. We have booked spot tons for immediate delivery in the first quarter of 2021 at the full December 2020 price increase and have seen full acceptance of that price level on our second quarter shipments. We booked our historic second quarter volumes ahead of the $50 per ton February price increase and expect to book additional spot tons at the full $140 per ton increase from summer-fill pricing as the spring season continues. We believe customers continue to see good value in potash at the current list prices due to strong and rising crop commodity values. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
Our sales volumes into industrial markets decreased in 2020 compared to the prior year. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which has slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19. We have been successful in shifting sales towards our growing animal feed and organic markets and also continuing to expand our sales into high-margin agricultural areas near our operations. Additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
Global effective capacity continues to exceed demand and larger producers have worked to balance the market through production curtailments. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing.

•Trio® pricing and demand. Our average net realized sales price for Trio® was unchanged in 2020 compared to 2019. We sold more tons of Trio® into domestic markets in 2020, compared to 2019, and our average net realized sales price per ton for Trio® domestic sales is higher than our average net realized sales price per ton for Trio® international sales due to lower freight and handling charges incurred for domestic sales. However, price decreases announced by competitors in late 2019 and in during the first half of 2020 negatively impacted our Trio® average net realized sales price per ton during 2020.
Following the potash price increases announced in the fourth quarter of 2020, we have increased our posted price for Trio® by $60 per ton compared to the 2020 summer fill price. Before the most recent $20 per ton price increase took effect in December 2020, we offered customers the opportunity to purchase tons for delivery through the first quarter of 2021. As a result we do not expect to realize the current posted price until the second quarter of 2021. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
Overall average net realized sales price per ton for Trio® will continue to be impacted by the percentage of international sales, particularly to offshore markets. Competition from lower cost alternatives and freight costs continue to negatively impact our average net realized sales price per ton to offshore markets. We continued, and plan to continue, our efforts to implement a price-over-volume strategy internationally, by focusing on those international markets where we obtain the highest average net realized sales price per ton and thus the highest margin.
We experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. We continue to operate our facilities at reduced production levels that approximate expected demand and allow us to manage inventory levels. If we experience reduced demand for Trio® due to warehouse closures or other effects from the COVID-19 pandemic, we may need to further reduce production rates to manage inventory levels.
•Water sales. Water sales decreased in 2020 to $20.4 million, compared to $25.7 million in 2019, primarily due to the impact of the COVID-19 pandemic on oil and gas drilling activity. While economic activity and oil demand has improved from the summer of 2020, there continues to be significant impacts from the COVID-19 pandemic and oil and gas drilling activity in the areas in which we operate has not yet returned to the levels seen prior to the COVID-19 pandemic. Additional or renewed restrictions enacted in response to the COVID-19 pandemic may negatively impact the demand for oil and our expectations for water sales in 2021.
An update to legal proceedings concerning our water rights is contained in Note 14 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
•Byproduct sales. Byproduct sales decreased to $20.5 million in 2020 compared to $26.5 million in 2019. Water and brine sales decreased due to the COVID-19 pandemic, which reduced well development and completion activities in the Permian Basin. Salt sales also decreased during 2020, as the salt shortages in certain parts of our country during 2019 abated, reducing our sales footprint. Record wet weather in the summer of 2019 in Wendover limited our production of magnesium chloride, reducing sales in the first half of 2020. While the market for magnesium chloride is somewhat weather dependent, we believe the overall demand for this product remains strong and we returned to average production and sales rates in the second half of 2020.
•Weather impact. Evaporation rates in 2020 were above average across our facilities which will increase production in the spring of 2021 when compared to the prior year. The production of magnesium chloride at our Wendover facility returned to historic averages in 2020 after an above average rainfall year in 2019 limited production during the first half of 2020.
•Diversification of products and services. We continued to diversify our products and services in 2020 particularly with the acquisition of Intrepid South in May 2019. In addition to water sales, Intrepid South also generates revenue from right-of-way agreements, surface damages and easements, caliche sales, brine sales, and a produced water royalty. These sales generated revenue of $4.2 million in 2020 and incur either minimal or no operating expense. We added the brine station at Intrepid South in February 2020 and we are reviewing opportunities to develop a produced water facility near Intrepid South, although the COVID-19 pandemic has made the timing of this development uncertain. Demand for our high-speed mixing service has also been negatively impacted as a result of the decrease in oil prices and oilfield activities.

In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill AGI wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide (H2S). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to the buyer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to customers, where such sales provide a solution to a customer's specific needs. We may have additional strategic sales of small parcels of land to customers in the future.
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

Consolidated Results

(in thousands)	Year Ended December 31,
	2020	2019	2018
Sales[1]	$196,954	$220,075	$208,270

Cost of Goods Sold	$135,843	$126,110	$121,955

Gross Margin	$10,530	$43,478	$38,271

Net (Loss) Income	$(27,154)	$13,631	$11,783

Average Net Realized Sales Price per Ton[2]
Potash	$250	$284	$256
Trio®	$195	$195	$199

1Sales include sales of byproducts which were $20.5 million, $26.5 million and $19.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2020, and 2019
    Our total sales decreased $23.1 million, or 11% in 2020, compared to 2019, as potash sales decreased $12.3 million, water sales decreased $5.3 million, salt sales decreased $4.2 million, high-speed mixing services decreased $1.4 million, and brine water sales decreased $0.7 million. These sales decreases were partially offset by a $1.0 million increase in Trio® sales. Our potash sales decreased 12% in 2020 compared to 2019 as our average net realized sales price per ton decreased 12% due to the various potash price decreases announced by our competitors during 2020. Our water sales, high-speed mixing services and brine water sales all decreased in 2020 compared to 2019 due to the COVID-19 pandemic, which significantly decreased oil demand and decreased oil and gas activities during 2020. Our salt sales decreased in 2020 compared to 2019, as our 2019 salt sales benefited from salt shortages in various regions of the U.S. Our Trio® sales increased 2% in 2020 as compared to 2019, as we sold 2% more tons of Trio®.
    Our cost of goods sold increased $9.7 million, or 8%, in 2020, as compared to 2019. The increase in cost of goods sold in 2020 compared to 2019 was due mainly to the increase in Trio® cost of goods sold. During 2020, we operated at reduced rates to manage inventory levels and decreased Trio® tons produced by 9% as compared to 2019. We also experienced increased losses in our pelletization process in 2020 compared to 2019. Reduced production and increased losses in the pelletization process both led to higher per-ton carrying costs. Finally, we also sold 2% more tons of Trio® in 2020, as compared to 2019.
Our gross margin percentage decreased to 5% in 2020, compared to 20% in 2019. The decrease was driven primarily by a decrease in sales and an increase in cost of goods sold, as discussed above.
Net income decreased from $13.6 million in 2019, to a net loss of $27.2 million in 2020. The decrease is primarily due to a $32.9 million decrease in gross margin in 2020 compared to 2019, as discussed above, a $10.0 million litigation settlement entered into in 2020 as discussed below, partially offset by the gain recorded on the sale of land in 2020, as discussed below.
    Selling and Administrative Expense
    In 2020, selling and administrative expenses increased $1.9 million or 9% from 2019. This was due to a $3.7 million increase in legal and other professional services expenses in 2020, as compared to 2019, due to increased expenses associated with the settlement of outstanding litigation during 2020, and defending various protests to our water rights. The increase in legal and other professional services expenses was partially offset by decreases in certain employee benefits and a reduction in advertising expenses in 2020 compared to 2019.
    Litigation Settlement
A settlement conference was held with Mosaic in late March 2020 related to ongoing litigation. Intrepid and Mosaic agreed to settle the matter and we paid Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation, and the matter is now closed. Please see further information in Note 14 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.

Gain on Sale of an Asset
In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill AGI wells on the property to dispose of natural gas with high concentrations of H2S. No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent the buyer from selling caliche to third parties or decrease future caliche sales to the buyer. Our long-term strategic operating plan for Intrepid South includes selling small parcels of land to other customers, where such sales provide a solution to a customer's needs. We may have additional strategic sales of small parcels of land in the future.
Other Operating Expense
    In 2020, we recognized other operating expense of $0.7 million compared to $1.4 million in 2019. In 2020, we recorded $0.4 million in care and maintenance expense and $0.3 million in other expenses. In 2019, we recorded $0.5 million in care and maintenance expenses, $0.2 million expense related to a product recall, $0.3 million in expense due to timing of remediation work, and $0.4 million in other expenses.
    Interest Expense
    Interest expense increased $1.3 million in 2020 compared to 2019, driven by the $1.9 million make-whole payment associated with the prepayment of the Series C Senior Notes in July 2020 and we maintained a higher average amount borrowed on our credit facility during 2020 compared to 2019, partially offset by the reduced principal balance outstanding on our Senior Notes during 2020. We repaid $20 million principal outstanding on our Series A Senior Notes at maturity in April 2020 and we prepaid $15 million principal outstanding on our Series C Senior Notes in July 2020.

Potash Segment Results

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales[1]	$108,060	$124,648	$124,058
Less: Freight costs	17,026	18,715	17,682
Warehousing and handling costs	4,857	4,745	5,046
Cost of goods sold	73,496	73,401	72,322
Lower of cost or NRV inventory adjustments	1,130	—	—
Gross Margin	$11,551	$27,787	$29,008
Depreciation, Depletion, and Amortization Incurred[2]	$26,536	$25,796	$25,134
Potash Sales Volumes (tons in thousands)	317	319	364
Potash Production Volumes (tons in thousands)	308	328	344
Average Potash Net Realized Sales Price per Ton[3]	$250	$284	$256
1Potash segment sales include byproduct sales which were $15.6 million, $21.2 million and $16.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2020, and 2019
    Our total potash segment sales in 2020 decreased $16.6 million, or 13%, as compared to 2019, as potash sales recorded in the potash segment decreased 11% and potash segment byproduct sales decreased 26%.
Potash sales recorded in the potash segment decreased $10.9 million, or 11%, in 2020 compared to 2019, as the average potash net realized sales price per ton decreased 12% while potash tons sold were virtually unchanged. Our average potash net realized sales price per ton decreased due to the potash price decreases announced by our competitors in late 2019 and in 2020. Potash segment byproduct sales decreased $5.6 million, or 26%, in 2020 compared to 2019, due to a $3.9 million decrease in byproduct salt sales, a $1.1 million decrease in byproduct brine water sales and a $0.6 million decrease in byproduct water sales. Our salt sales decreased in 2020 as compared to 2019, as salt shortages in many parts of the U.S. during 2019, abated in 2020. Our potash byproduct brine water sales and our potash byproduct water sales decreased due to the containment measures that were adopted in response to the COVID-19 pandemic which reduced oil demand and slowed oil and gas exploration activities.
    Potash segment freight expense decreased $1.7 million, or 9%, in 2020, as compared to 2019, mainly driven by an decrease in freight expense related to selling fewer tons of byproduct salt. Like most of our potash sales, we sell salt at a delivered price, which includes the freight expense incurred to ship the product to the customer, and in 2019 we incurred increased freight expense to ship salt to customers located farther from our facilities due to the salt shortages in various parts of the U.S. Our freight expense is also impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
    Our potash segment gross margin decreased $16.2 million in 2020, compared to 2019, due mainly to the $16.6 million decrease in potash segment sales, as discussed above.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Agricultural	79%	74%	74%
Industrial	3%	12%	14%
Feed	18%	14%	12%
    Historically, sales into the industrial and feed markets have carried a higher average net realized sales price per ton compared to sales into the agricultural market. As a result, we continue to work to increase the percentage of potash sales into the industrial and feed markets. However, the negative economic effects related to the COVID-19 pandemic reduced our industrial sales in 2020.

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales[1]	$70,287	$69,551	$66,808
Less: Freight costs	20,431	20,514	19,370
Warehousing and handling costs	4,574	3,876	4,225
Cost of goods sold	50,902	42,251	45,284
Lower of cost or NRV inventory adjustments	2,885	1,810	1,711
Gross (Deficit) Margin	$(8,505)	$1,100	$(3,782)
Depreciation, Depletion, and Amortization incurred[2]	$6,068	$6,163	$6,343
Sales Volumes (tons in thousands)	230	225	225
Production Volumes (tons in thousands)	213	228	217
Average Net Realized Sales Price per Ton[3]	$195	$195	$199
1Trio® segment sales include byproduct sales which were $4.9 million, $5.3 million and $2.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2020, and 2019
    Our total Trio® segment sales increased $0.7 million, or 1%, in 2020, as compared to 2019, as Trio® sales increased 2%, partially offset by an 8% decrease in Trio® segment byproduct sales.

Our 2020 Trio® sales increased $1.0 million, or 2%, in 2020, as compared to 2019, as we sold 2% more Trio® tons. Trio® tons sold domestically increased 17% in 2020, as compared to 2019. Good weather in most parts of the U.S. during the 2020 spring application season drove increased sales as many parts of the U.S. were negatively impacted by wet weather during the 2019 spring application season. Additionally, Trio® domestic sales during the fourth quarter of 2020, as compared to 2019, were higher as fourth quarter 2019 sales were negatively impacted by uncertainty in fertilizer pricing and buyers were reluctant to purchase Trio® believing prices would decline. The 2020 increase in domestic tons of Trio® sold was partially offset by a decrease in international tons sold, as we focused sales on the domestic market.
Trio® byproducts sales decreased $0.4 million, or 8% during 2020, as compared to the same period in 2019 driven by a $0.1 million decrease in Trio® byproduct water sales and a $0.3 million decrease in Trio® segment salt sales. Our 2020 Trio® byproduct water sales were negatively impacted by the COVID-19 pandemic and our 2020 Trio® byproduct salt sales decreased as salt shortages in many parts of the U.S. during 2019, abated in 2020.
Trio® freight costs decreased slightly in 2020 as compared to 2019. We sold more tons in 2020 compared to 2019, but we sold fewer tons internationally. We incur more freight expense on international Trio® sales compared to domestic Trio® sales. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® warehouse and handling charges increased $0.7 million, or 18%, in 2020, as compared to 2019, as we incurred increased contract labor costs, increased chemical costs, and increased rental costs.
Our Trio® cost of goods sold increased $8.7 million, or 20%, in 2020, as compared to 2019. During 2020, we operated at reduced production rates to manage inventory levels and decreased Trio® tons produced by 7% as compared to 2019. We also experienced increased losses in our pelletization process in 2020 compared to 2019. Reduced production and increased losses in the pelletization process both led to higher per-ton carrying costs. Finally, we also sold 2% more tons of Trio® in 2020, as compared to 2019.
We recorded lower of cost or net realized value inventory adjustments of $2.9 million in 2020 compared to $1.8 million in 2019. The increase in 2020 was driven by higher per-ton Trio® carrying costs, as discussed above.
Our Trio® segment generated a gross deficit of $8.5 million in 2020, compared to gross margin of $1.1 million in 2019, due to the factors discussed above.
Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2020	85%	15%
For the year ended December 31, 2019	74%	26%
For the year ended December 31, 2018	81%	19%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales	$18,929	$27,894	$17,404
Less: Warehouse and handling	—	—	10
Cost of goods sold	11,445	12,367	4,349
Gross Margin	$7,484	$14,591	$13,045
Depreciation, Depletion, and Amortization incurred	$2,663	$1,566	$343

Oilfield Solutions Segment Results for the Years Ended December 31, 2020, and 2019

    Our oilfield solutions segment sales decreased 32% in 2020, compared to 2019. Water and potash sales decreased as the COVID-19 pandemic pressured oil prices and U.S. producers substantially reduced or suspended drilling activity, particularly in the second and third quarters of 2020. Water sales decreased $4.6 million or 24% in 2020, compared to 2019, while potash sales in the oilfield segment decreased $3.0 million compared to 2019. Water sales in the oilfield segment improved significantly in the fourth quarter of 2020 to $4.0 million, compared to $2.0 million in the third quarter of 2020 as oil and gas activity and the outlook for oil prices continued to improve. Water we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments. Intrepid South also generated sales from right-of-way agreements, surface damages and easements, caliche sales, brine sales, a produced water royalty and oilfield services. These other sales totaled $4.2 million in 2020.
    Cost of goods sold decreased $0.9 million in 2020, compared to 2019, as reduced expense related to our high-speed mixing service was offset by increased water transfer expenses and increased depreciation expense for our water assets. We also sold less water from our Pecos River water rights and from our other revenue sources, such as caliche and a produced water royalty, in 2020 compared to 2019. These sales generally have very low cost of goods sold, which is why the decrease in sales did not result in a comparable decrease in cost of goods sold.
    Gross margin decreased $7.1 million, or 49%, compared to 2019, due to the factors described above.
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

    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 5.0%, 5.0%, and 4.6% in 2020, 2019, and 2018, respectively.
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
Income Taxes
We are a subchapter C corporation and, therefore are subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining how much of a valuation allowance to recognize we consider our projections of future taxable income. All available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We have concluded valuation allowances of $217.9 million and $211.6 million were required as of December 31, 2020 and 2019, respectively.
The amount of valuation allowance increased in 2020 as compared to 2019 primarily from offsetting increases to our deferred tax assets for revenue recognized for income tax purposes before recognition for GAAP purposes, and from our 2020 net operating losses. Our effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 0.0%, 0.4%, and 0.9%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.
The effective tax rate for the years ended December 31, 2020, 2019, and 2018, respectively, differs from the U.S. federal statutory rate due to the valuation allowance.
During each of the years ended December 31, 2020, 2019, and 2018, we recognized an immaterial amount of income tax expense.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2020, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets, and we have concluded it is more likely than not the deferred tax assets will not be realized. Thus, we continue to have a full valuation allowance as of December 31, 2020. However, if positive evidence trends, such as sustained profitability, were to emerge then this conclusion could change. If we were to determine that we would be able to realize our deferred tax assets for which a valuation allowance has been recorded, then an adjustment would be made to the deferred tax valuation allowance which would result in a reduction to the provision for income taxes or the recording of an income tax benefit.

Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2020, we generated $31.1 million in cash flows from operating activities and we ended the year with $19.5 million of cash on hand, compared with cash on hand of $20.6 million at December 31, 2019.
In April 2020, we repaid the full $20 million principal on our Series A Senior Notes at maturity. In July 2020, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million on our Series C Senior Notes. As of December 31, 2020, we had outstanding $15 million of Series B Senior Notes due on April 14, 2023.
In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made regarding our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll, benefits and other expenses and expect the majority, if not all, of the loan will be forgiven. During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. We submitted a response to a questionnaire regarding the necessity of our PPP loan in January 2021. The timing and scope of the audit or any additional review remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
As of December 31, 2020, we had $20.4 million available to borrow under our credit facility, $29.8 million in outstanding borrowings, and $1 million outstanding in a letter of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
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
    The following summarizes our cash flow activity for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows provided by operating activities	$31,145	$49,381	$64,237
Cash flows used in investing activities	$(15,157)	$(80,641)	$(16,781)
Cash flows (used in) provided by financing activities	$(17,043)	$18,795	$(15,301)

    Our debt agreements contain restrictions on our ability to declare and pay dividends. In general, the terms of our senior notes prohibit us from declaring and paying a dividend unless our leverage ratio is less than 3.5 to 1, our fixed charge coverage ratio after giving effect to the dividend would be greater than 1.3 to 1, and our cash on hand and availability under our credit facility after giving effect to the dividend, would not be less than $15 million. In addition, the terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million. More information about how the financial ratios are calculated under our debt agreements is provided below under the heading "—Senior Notes."
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2020, was $31.1 million, a decrease of $18.2 million compared with the year ended December 31, 2019. The decrease was mainly driven by the litigation settlement paid in May 2020 and decreased potash net realized sales price.
Investing Activities
    Total cash used in investing activities decreased $65.5 million in 2020, compared to 2019, primarily related to the $56.2 million Intrepid South asset acquisition in May 2019. Other additions to property, plant, equipment, and mineral properties decreased $8.1 million in 2020, compared to 2019. Proceeds from sale increased $4.7 million due to a strategic sale of land on our Intrepid South property.
Financing Activities
    Total cash flows used in financing activities increased $35.8 million in 2020, as compared to 2019. In April 2020, we paid $20.0 million to retire our Series A Senior Notes at maturity. In July 2020, we paid $16.9 million, including the make-whole payment, to retire our Series C Senior Notes. During 2020, we borrowed an additional $10.0 million under our credit facility and received $10.0 million under the CARES Act Paycheck Protection Program. During 2019, we made net borrowings under our credit facility of $19.8 million.
We routinely review the creditworthiness of our customers and make decisions to limit our exposure whenever possible. During 2020, we saw an increase in delinquencies from our smaller customers that purchase water and brine at our truck stations. These smaller customers mainly serve oil and gas exploration companies and the COVID-19 pandemic has dramatically decreased oil and gas drilling activity. We have not seen an increase in delinquencies from our larger water customers, who take delivery of water via pipeline or directly from our storage ponds or points of diversion, and are generally well-capitalized. We have also not seen an increase in the account receivable delinquencies from our potash and Trio® customers. While we continue to monitor the creditworthiness of our customers and have made adjustments to reflect the increased uncertainty in specific markets, we don't believe this will have a material effect on our business.
Senior Notes
    Senior Notes—As of December 31, 2020, we had outstanding $15.0 million of Series B Senior Notes due on April 14, 2023.
In April 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we repaid our Series C Senior Notes. As part of the repayment, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
    The agreement governing the Series B Senior Notes contains certain financial covenants including those discussed below:
•We are required to maintain a minimum fixed charge coverage ratio of 1.30 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of December 31, 2020, was 2.9 to 1.0, therefore we were in compliance with this covenant.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of December 31, 2020, was 2.3 to 1.0, therefore we were in compliance with this covenant.
    Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Senior B Notes, each of which includes earnings before interest, taxes, depreciation and amortization ("EBITDA") as a component. Our EBITDA calculation for the twelve months ended December 31, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic, although we saw significant improvement in our fourth quarter 2020 EBITDA calculation when compared to the second and third quarters of 2020, as oil and gas activity improved and fertilizer demand and pricing showed considerable strength after the 2020 summer-fill program.

    For the year ended December 31, 2020, the interest rates on the Series B Senior Notes was 4.63%. This rate represents the lowest interest rates available under the Series B Senior Notes. The interest rate may adjust upward if we do not continue to meet certain financial covenants.
    We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Series B Senior Notes with proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Series B Senior Notes are unconditionally guaranteed by several of our subsidiaries.
    We were in compliance with the applicable covenants under the agreement governing the Series B Senior Notes as of December 31, 2020.
Credit Facility
    We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion feature, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of December 31, 2020 borrowings under the credit facility bore interest at LIBOR plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2020, and 2019, we borrowed $10.0 million and $30.3 million, respectively, and repaid $0.0 million and $10.5 million, respectively, under the facility. As of December 31, 2020, we had $29.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2019, we had $19.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We have $20.4 million available under the facility as of December 31, 2020.
Our EBITDA calculation for the twelve months ended December 31, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic, although we saw significant improvement in our fourth quarter 2020 EBITDA calculation when compared to the second and third quarters of 2020, as oil and gas activity improved and fertilizer demand and pricing showed considerable strength after the 2020 summer-fill program.
    We were in compliance with the applicable covenants under the facility as of December 31, 2020.
PPP Loan
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
During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. We submitted a response to a questionnaire regarding the necessity of our PPP loan in January 2021. The timing and scope of the audit or any additional review remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
Capital Investments
    During 2020, we paid cash of $16.4 million to acquire property, plant, equipment, mineral properties and intangible assets. Due to the economic uncertainty as a result of the COVID-19 pandemic, particularly in oil and gas markets near our operations, we limited our 2020 capital program to mostly sustaining capital projects.

We expect to make capital investments in 2021 of $25 million to $35 million, although the trajectory of the COVID-19 pandemic and the recent volatility in oil and gas markets make this number difficult to estimate. We anticipate spending approximately $12 million to $15 million on sustaining capital projects in 2021 with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2021 and we may adjust our investment plans as our expectations for 2021, particularly affected by the COVID-19 pandemic, change. We anticipate our 2021 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
In the second quarter of 2020, we invested $3.5 million for an 11% equity stake in W.D. Von Gonten Laboratories ("WDVGL"). WDVGL is an industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activity.
Contractual Obligations
As of December 31, 2020, we had contractual obligations totaling $64.6 million on an undiscounted basis, as indicated below. Contractual commitments shown are for the full calendar year indicated unless otherwise indicated.

	Payments Due By Period
	Total	2021	2022	2023	2024	2025	More Than 5 Years
	(In thousands)
Long-term debt	$15,000	$—	$—	$15,000	$—	$—	$—
Variable rate interest long-term debt	1,735	694	694	347	—	—	—
Operating lease obligations	4,376	2,168	1,515	402	190	101	—
Finance lease (incl interest)	1,265	1,265	—	—	—	—	—
Purchase commitments	3,867	3,867	—	—	—	—	—
Asset retirement obligation	23,872	—	5,347	1,400	1,400	—	15,725
Minimum Mineral Lease Payments	14,510	580	580	580	580	580	11,610
Total	$64,625	$8,574	$8,136	$17,729	$2,170	$681	$27,335
1See "Senior Notes" section above for more detail on the variable rate interest associated with our long-term debt. Amounts in the table above represent interest calculated at rates in effect as of December 31, 2020.
2Amounts include all operating lease payments, inclusive of sales tax, for leases for office space, railcars, and other equipment.
3Purchase commitments include the approximate amount due to vendors for non-cancelable purchase commitments for materials and services.
4We are obligated to reclaim and remediate lands that our operations have disturbed, but, because of the long-term nature of our reserves and facilities, we estimate that the majority of those expenditures will not be required until after 2025. Although our reclamation obligation activities are not required to begin until after we cease operations, we anticipate certain activities to occur prior to then related to reclamation of facilities that have been replaced with newly constructed assets, as well as certain shaft closure activities for shafts that are no longer in use. Commitments shown are in today's dollars and are undiscounted.
5Estimated annual minimum royalties due under mineral leases, assuming approximately a 25-year life, consistent with estimated useful lives of plant assets.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no material off-balance sheet arrangements aside from bonding obligations described in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.
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
Our significant accounting policies are further described in Note 2 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K. We believe the following accounting policies include a higher degree of subjective and complex judgments in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
Proven and Probable Reserves

    We prepare our proven and probable reserve estimates in accordance with SEC requirements. We have prepared these reserve life estimates and they have been reviewed and independently determined by mine consultants. We express tons of potash and langbeinite in the proven and probable reserves in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.
We deplete our mineral properties using the units-of production method. Under this method, we determine a depletion rate for one ton of finished product by dividing the total mineral properties net balance by the number expected finished tons of product, which is obtained from the proven and probable reserve estimates. Depletion expense is calculated by multiplying the number of tons of product produced by the depletion rate per ton.
Indefinite-lived Intangible Assets
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® and to the most directly comparable GAAP measure for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per ton amounts):

	Potash Segment
	2020	2019	2018
Total Segment Sales	$108,060	$124,648	$124,058
Less: Segment byproduct sales	15,560	21,245	16,586
Potash freight costs	13,270	12,936	14,194
Subtotal	$79,230	$90,467	$93,278

Divided by:
Potash tons sold (in thousands)	317	319	364
Average net realized sales price per ton	$250	$284	$256

	Trio® Segment
	2020	2019	2018
Total Segment Sales	$70,287	$69,551	$66,808
Less: Segment byproduct sales	4,943	5,252	2,669
Trio® freight costs	20,416	20,514	19,367
Subtotal	$44,928	$43,785	$44,772

Divided by:
Trio® Tons sold (in thousands)	230	225	225
Average net realized sales price per ton	$195	$195	$199

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Fluctuations
Balances outstanding under our $75 million revolving credit facility bear interest at a floating rate of 1.25% to 2.00% above LIBOR, based on our leverage ratio. As of December 31, 2020, we had $29.8 million of borrowings outstanding on this facility and $1 million in an outstanding letter of credit under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
    The $15 million aggregate principal amount of Series B Senior Notes bears interest based on a pricing grid set forth in the agreement governing the Notes. As of December 31, 2020, the Series B Senior Notes bear interest at 4.63%, which reflect the lowest rates in the pricing grid. The interest rates may adjust quarterly based upon our financial performance and certain financial covenant levels. As of December 31, 2020, these financial covenant tests have been met. The fair value of the Series B Senior Notes fluctuates based on the assessment of our credit and movements in market interest rates. As of December 31, 2020, the aggregate principal amount of Series B Senior Notes due was $15.0 million and their estimated fair value was $15.0 million.
    A 1.0% increase or decrease in underlying interest rates for the Series B Senior Notes and our revolving credit facility would increase or decrease interest expense by approximately $0.5 million annually, assuming aggregate principal amount outstanding remains constant at December 31, 2020 levels.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Intrepid Potash, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (ASC Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
    Realizability of deferred tax assets

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and anticipated earnings amounts. As of December 31, 2020, the Company has a full valuation allowance against their deferred tax assets.
We identified the evaluation of the realizability of the Company’s deferred tax assets as a critical audit matter. This evaluation required especially challenging auditor judgment to assess the Company’s estimated future taxable income over the period in which the deferred tax assets will generally reverse. Specifically, the Company’s assumptions of expected future taxable income were based primarily on prices for product subject to market volatility and forecasted sales volumes. Changes in these assumptions could have a significant impact on the realization of the Company’s deferred tax assets and the amount of the valuation allowance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the development of assumptions in determining the expected future taxable income, including the development of prices for products and forecasted sales volumes. We assessed the data used in the pricing assumptions used by the Company by comparing them to publicly available pricing data and existing contractual arrangements. We compared the forecasted sales volumes to historical sales volumes, and we compared the Company’s historical forecasted sales volumes to actual sales volumes to assess the Company’s ability to accurately forecast.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.
Denver, Colorado
March 2, 2021

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$19,515	$20,603
Accounts receivable:
Trade, net	22,516	23,749
Other receivables, net	1,856	1,247
Inventory, net	88,673	94,220
Other current assets	3,228	5,524
Total current assets	135,788	145,343
Property, plant, equipment, and mineral properties, net	355,497	378,509
Water rights	19,184	19,184
Long-term parts inventory, net	28,900	27,569
Other assets, net	10,819	7,834
Total Assets	$550,188	$578,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,278	$9,992
Income taxes payable	—	50
Accrued liabilities	12,701	13,740
Accrued employee compensation and benefits	4,422	4,464
Other current liabilities	32,816	19,382
Advances on credit facility	—	19,817
Current portion of long-term debt	10,000	20,000
Total current liabilities	67,217	87,445

Advances on credit facility	29,817	—
Long-term debt, net	14,926	29,753
Asset retirement obligation	23,872	22,140
Operating lease liabilities	2,136	4,025
Other non-current liabilities	961	420
Total Liabilities	138,929	143,783

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 13,049,820 and 12,955,351 shares outstanding
at December 31, 2020, and 2019, respectively	13	13
Additional paid-in capital	656,837	653,080
Accumulated deficit	(245,591)	(218,437)
Total Stockholders' Equity	411,259	434,656
Total Liabilities and Stockholders' Equity	$550,188	$578,439
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales	$196,954	$220,075	$208,270
Less:
Freight costs	37,135	40,056	37,052
Warehousing and handling costs	9,431	8,621	9,281
Cost of goods sold	135,843	126,110	121,955
Lower of cost or net realizable value inventory adjustments	4,015	1,810	1,711
Gross Margin	10,530	43,478	38,271

Selling and administrative	25,476	23,556	20,438
Accretion of asset retirement obligation	1,738	1,793	1,668
Litigation settlement	10,075	—	—
(Gain) loss on sale of assets	(4,250)	345	(87)
Other operating expense	735	1,424	758
Operating (Loss) Income	(23,244)	16,360	15,494

Other Income (Expense)
Interest expense, net	(4,289)	(3,031)	(3,855)
Other income	384	355	252
(Loss) Income Before Income Taxes	(27,149)	13,684	11,891

Income Tax Expense	(5)	(53)	(108)
Net (Loss) Income	$(27,154)	$13,631	$11,783

Weighted Average Shares Outstanding:
Basic	12,993,225	12,904,916	12,807,070
Diluted	12,993,225	13,105,089	13,098,590
Income (Loss) Per Share:
Basic	$(2.09)	$1.06	$0.92
Diluted	$(2.09)	$1.04	$0.90
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital(1)	Retained Deficit	Total Stockholders' Equity
	Shares	Amount(1)
Balance, December 31, 2017	12,764,653	$13	$645,928	$(243,851)	$402,090
Net income	—	—	—	11,783	11,783
Stock-based compensation	—	—	4,179	—	4,179
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	97,506	—	(903)	—	(903)
Exercise of stock options	9,500	—	114	—	114
Balance, December 31, 2018	12,871,659	13	649,318	(232,068)	417,263
Net income	—	—	—	13,631	13,631
Stock-based compensation	—	—	4,281	—	4,281
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	81,617	—	(521)	—	(521)
Exercise of stock options	2,075	—	2	—	2
Balance, December 31, 2019	12,955,351	13	653,080	(218,437)	434,656
Net income	—	—	—	(27,154)	(27,154)
Stock-based compensation	—	—	3,821	—	3,821
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	83,969	—	(172)	—	(172)
Exercise of stock options	10,500	—	108	—	108
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
(1) - Amounts have been retroactively restated for all prior periods to reflect the one-for-ten reverse split of our common stock effected on August 14, 2020.
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (loss) income	$(27,154)	$13,631	$11,783
Depreciation, depletion, and amortization	35,788	34,121	32,215
Amortization of intangible assets	322	214	—
Accretion of asset retirement obligation	1,738	1,793	1,668
Amortization of deferred financing costs	425	303	732
Stock-based compensation	3,821	4,281	4,179
Reserve for obsolescence	492	—	—
Allowance for doubtful accounts	75	75	100
(Gain) loss on disposal of assets	(4,250)	345	(87)
Lower of cost or net realizable value inventory adjustments	4,015	1,810	1,711
Other	(116)	(34)	(4)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,158	1,337	(7,484)
Other receivables, net	(609)	(650)	165
Refundable income taxes	—	—	2,663
Inventory, net	(291)	(11,525)	(67)
Other current assets	2,305	(1,019)	1,762
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	2,331	2,280	1,740
Income tax payable	(50)	(865)	914
Operating lease liabilities	(2,234)	(2,090)	—
Other liabilities	13,379	5,374	12,247
Net cash provided by operating activities	31,145	49,381	64,237

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(16,443)	(63,836)	(16,891)
Additions to intangible assets	—	(16,873)	—
Proceeds from sale of property, plant, equipment, and mineral properties	4,786	68	110
Long-term investment	(3,500)	—	—
Net cash used in investing activities	(15,157)	(80,641)	(16,781)

Cash Flows from Financing Activities:
Repayment of long-term debt	(35,000)	—	(10,000)
Debt prepayment costs	(1,869)	—	(402)
Proceeds from loan under CARES Act	10,000	—	—
Proceeds from borrowings on credit facility	10,000	30,317	13,500
Repayments of borrowings on credit facility	—	(10,500)	(17,400)
Payments of financing lease	(74)	—	—
Capitalized debt costs	(36)	(503)	(210)
Employee tax withholding paid for restricted shares upon vesting	(172)	(540)	(903)
Proceeds from exercise of stock options	108	21	114
Net cash (used in) provided by financing activities	(17,043)	18,795	(15,301)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(1,055)	(12,465)	32,155
Cash, Cash Equivalents, and Restricted Cash, beginning of period	21,239	33,704	1,549
Cash, Cash Equivalents, and Restricted Cash, end of period	$20,184	$21,239	$33,704

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.1 million of capitalized interest in 2020, $0.2 million in 2019, and $0.1 million in 2018	$2,467	$2,733	$3,470
Income taxes	$97	$942	$(3,469)
Accrued purchases for property, plant, equipment, and mineral properties	$344	$5,021	$1,082
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
    We have water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2020, 2019, and 2018, a majority of our byproduct sales were accounted for in the potash segment.
We manage sales and marketing operations centrally. This allows us to evaluate the product needs of our customers and then centrally determine which of our production facilities to use to fill customer orders in a manner designed to realize the highest average net realized sales price per ton. Average net realized sales price per ton is a non-GAAP measure that we calculate for each of potash and Trio® as segment sales less segment byproduct sales and segment freight costs, divided by the number of tons of product sold in the period. We also monitor product inventory levels and overall production costs centrally.
Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Contract Estimates: In certain circumstances, we may sell product to customers where the sales price is variable. For variable consideration sales, we estimate the sales price we expect to realize at contract inception based on the facts and circumstances for each sale, including historical experience, and recognize revenue to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal compared to the cumulative revenue recognized once the uncertainty is resolved. We update variable consideration estimates at each reporting date for any changes in facts and circumstances, and adjust financial information as necessary in the period the change is identified.
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
We evaluate our production levels and costs to determine if any should be deemed abnormal and therefore excluded from inventory costs and expensed directly during the applicable period. The assessment of normal production levels is judgmental and unique to each period. We model normal production levels and evaluate historical ranges of production by operating plant in assessing what is deemed to be normal. Each production operation typically shuts down periodically for planned maintenance activities. The costs of maintenance turnarounds at our facilities are considered part of production costs and are absorbed into inventory in the period incurred.
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
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling production wells, and the cost of other development work, all of which are capitalized. Exploration costs include geological and geophysical work performed on areas that that do not yet have proven and probable reserves declared. These costs are expensed as incurred. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.
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
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:
•significant underperformance relative to expected operating results or operating losses
•significant changes in the manner of use of assets or the strategy for our overall business
•the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets
•underutilization of our tangible assets
•discontinuance of certain products by us or our customers
•a decrease in estimated mineral reserves
•significant negative industry or economic trends
Intangible Assets—Water rights are accounted for as indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment at least annually on October 1, and more frequently if circumstances require. We use a qualitative assessment to determine whether it is more likely than not that the fair value of the unamortized intangible is less than its carrying value. If our qualitative assessment indicates it is more likely than not that the fair value of the unamortized assets is less than its carrying value, we estimate the fair value of the unamortized asset and record an impairment loss based on the excess of the carrying amount of the unamortized intangible asset over its estimated fair value. Fair value is estimated using quoted market prices, if available. If quoted market prices are not available, the estimated fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Changes in significant assumptions underlying fair value estimates may have a material effect on our financial position and results of operations.
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
We evaluate our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such circumstances may include but are not limited to (1) significant adverse changes in the manner the asset is used, or (2) significant adverse changes in legal factors or economic conditions, including adverse actions by regulatory authorities. We did not record any impairments to our intangible assets in 2020 and 2019.
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
Reverse Stock Split—On August 10, 2020, after receiving stockholder approval, the Board of Directors approved an amendment to Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.001 per share, by a ratio of one-for-ten. The reverse stock split was effected on August 14, 2020. Additionally, the total number of authorized shares of our common stock was reduced to 40,000,000 shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
    Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted shares, performance units, and non-qualified stock options, all of which are subject to service conditions and in some cases subject to operational performance or market-based conditions. We recognize expense associated with such awards over the service period associated with each grant. For awards with service only conditions and service and operational performance conditions, we recognize expense using the straight-line recognition method over the requisite service period of the award, which is generally the vesting period of the award. We recognize expense associated with awards that contain both a service condition and a market condition using the accelerated recognition method over the requisite service period of the award, which is generally the longest of the explicit service period or the derived service period (expected date the market condition is estimated to be achieved).
    Reclassification of Prior Period Presentation—Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recently Adopted Accounting Standards—In June 2016, the FASB issued ASU No. 2016-13, as amended by ASU No. 2019-04 and ASU No. 2019-10, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC Topic 326"), which we adopted on January 1, 2020. ASC Topic 326 changed the way entities recognized impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Because our trade receivables are short-term in nature, the adoption of this new standard did not have a material impact on our consolidated financial statements.
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
    Pronouncements Issued But Not Yet Adopted—In December 2019, the FASB issued ASU 2019-12, "Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021, and earlier adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(27,154)	$13,631	$11,783

Basic weighted average common shares outstanding	12,993	12,905	12,807
Add: Dilutive effect restricted common stock	—	121	198
Add: Dilutive effect of stock options outstanding	—	79	93
Diluted weighted average common shares outstanding	12,993	13,105	13,099

Earnings per share:
Basic	$(2.09)	$1.06	$0.92
Diluted	$(2.09)	$1.04	$0.90

The following table shows anti-dilutive shares excluded from the calculation of diluted loss per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive effect of restricted shares	246	50	—
Anti-dilutive effect of stock options outstanding	309	165	145

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$19,515	$20,603	$33,222
Restricted cash included in "Other current assets"	150	150	—
Restricted cash included in "Other assets, net"	519	486	482
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,184	$21,239	$33,704
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2020, 2019, and 2018 represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2020 represents a cash deposit with a supply vendor.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2020, and 2019, respectively (in thousands):

	December 31,
	2020	2019
Finished goods product inventory	$48,961	$55,585
In-process inventory	28,833	25,591
Total product inventory	77,794	81,176
Current parts inventory, net	10,879	13,044
Total current inventory, net	88,673	94,220
Long-term parts inventory, net	28,900	27,569
Total inventory, net	$117,573	$121,789
Parts inventories are shown net of any required allowances. During the years ended December 31, 2020, 2019, and 2018, we recorded charges of approximately $4.0 million, $1.8 million, and $1.7 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2020	2019
Land	$27,263	$27,274
Ponds and land improvements	67,843	65,992
Mineral properties and development costs	143,955	143,988
Buildings and plant	81,692	81,468
Machinery and equipment	265,121	253,536
Vehicles	5,919	6,222
Office equipment and leasehold improvements	9,083	9,136
Operating lease ROU assets	9,622	8,123
Breeding stock	260	—
Construction in progress	1,710	7,124
Total property, plant, equipment, and mineral properties, gross	$612,468	$602,863
Less: accumulated depreciation, depletion, and amortization	(256,971)	(224,354)
Total property, plant, equipment, and mineral properties, net	$355,497	$378,509
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation	$29,697	$27,889	$27,858
Depletion	3,952	4,173	4,357
Amortization of ROU assets	2,139	2,059	—
Total incurred	$35,788	$34,121	$32,215

Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2020	Balance, December 31, 2019
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$4,091	$6,064
Finance lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$1,301	$—
Liabilities
Current operating lease liabilities	Other current liabilities	$2,057	$2,187
Current finance lease liability	Other current liabilities	$1,258	—
Non-current operating lease liabilities	Operating lease liabilities	$2,136	$4,025

    Other information related to lease term and discount rate is as follows:

December 31, 2020
Weighted average remaining lease term - operating leases (in years)	2.4
Weighted average remaining lease term - finance leases (in years)	0.3

Weighted average discount rate - operating leases	5.49%
Weighted average discount rate - finance leases	1.75%

    The components of lease expense are as follows (amounts in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease expense	$2,434	$2,410
Short-term lease expense	117	107
Total lease expense	$2,551	$2,517

    Rental and lease expenses for the year ended December 31, 2018 was $3.9 million.

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,480	$2,441
Finance cash flows from finance leases	74	—

Right-of-Use Assets exchanged for new operating lease liabilities	216	8,123
Right-of-Use Assets exchanged for new finance lease liabilities	1,332	—

    As of December 31, 2020, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2021	$2,168	$1,265	$3,433
2022	1,515	—	1,515
2023	402	—	402
2024	190	—	190
2025	101	—	101
Thereafter	—	—	—
Total future minimum lease payments	$4,376	1,265	5,641
Less - amount representing interest	183	7	190
Present value of future minimum lease payments	$4,193	1,258	5,451
Less - current lease obligations	2,057	1,258	3,315
Long-term lease obligations	$2,136	$—	$2,136

Note 8— INTANGIBLE ASSETS
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
As of December 31, 2020, and December 31, 2019, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2020		December 31, 2019
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(225)	$2,700	$(90)
Surface damage and easement agreements	3,723	(311)	3,735	(124)
Total	$6,417	$(536)	$6,435	$(214)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2020, and 2019, was $0.3 million and $0.2 million, respectively. We did not record any amortization of intangible assets for the year ended December 31, 2018. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

Note 9— DEBT
    Senior Notes—As of December 31, 2020, we had outstanding $15.0 million of Series B Senior Notes due on April 14, 2023.
In April 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we repaid our Series C Senior Notes. As part of the repayment, we repaid the full $15.0 million of principal along with a reduced make-whole payment of $1.9 million.
The agreement governing the Series B Senior Notes contains certain financial covenants including those discussed below:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of December 31, 2020, was 2.9 to 1.0, therefore we were in compliance with this covenant.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of December 31, 2020, was 2.3 to 1.0, therefore we were in compliance with this covenant.
Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Senior B Notes, each of which includes earnings before interest, taxes, depreciation and amortization ("EBITDA") as a component. Our EBITDA calculation for the twelve months ended December 31, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic, although we saw significant improvement in our fourth quarter 2020 EBITDA calculation when compared to the second and third quarters of 2020, as oil and gas activity improved and fertilizer demand and pricing showed considerable strength after the 2020 summer-fill program.
For the year ended December 31, 2020, the interest rate on the Series B Senior Notes was 4.63%. This rate represents the lowest interest rates available under the Series B Senior Notes. The interest rate may adjust upward if we do not continue to meet certain financial covenants.
    We have granted to the collateral agent for the noteholders a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Series B Senior Notes with proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement. The obligations under the Series B Senior Notes are unconditionally guaranteed by several of our subsidiaries.
    We were in compliance with the applicable covenants under the agreement governing the Notes as of December 31, 2020.
    Our outstanding long-term debt, net, was as follows (in thousands):

	December 31, 2020	December 31, 2019
Notes and Payroll Protection Loan	$25,000	$50,000
Less current portion of long-term debt	(10,000)	(20,000)
Less deferred financing costs	(74)	(247)
Long-term portion of Notes, net	$14,926	$29,753
    Credit Facility—We maintain a secured revolving credit facility with Bank of Montreal. In August 2019, we amended and restated the credit facility to change it from an asset-backed facility to a cash-flow facility, to increase the amount available under the facility from $50 million to $75 million plus an additional $75 million accordion, and to extend the maturity date to August 1, 2024. The revolving credit facility also provides for a $7.5 million sublimit for the issuance of letters of credit. As of December 31, 2020, borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the years ended December 31, 2020, and 2019, we borrowed $10.0 million and $30.3 million, respectively, and repaid $0.0 million and $10.5 million, respectively, under the facility. As of December 31, 2020, we had $29.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2019, we had $19.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We have $20.4 million available under the facility as of December 31, 2020.

Our EBITDA calculation for the twelve months ended December 31, 2020 has decreased from historical levels due to the economic contraction related to the COVID-19 pandemic, although we saw significant improvement in our fourth quarter 2020 EBITDA calculation when compared to the second and third quarters of 2020, as oil and gas activity improved and fertilizer demand and pricing showed considerable strength after the 2020 summer-fill program.
    We were in compliance with the applicable covenants under the facility as of December 31, 2020.
PPP Loan—In April 2020, received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made on our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll, benefits and other expenses and expect the majority of the loan, if not all, will be forgiven.
During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. We submitted a response to a questionnaire regarding the necessity of our PPP loan in January 2021. The timing and scope of the audit or any additional review remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $4.4 million, $3.2 million, and $4.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
    Amounts included in interest expense for the years ended December 31, 2020, 2019, and 2018 (in thousands) are as follows:

	Year ended December 31,
	2020	2019	2018
Interest expense on borrowings	$2,107	$2,908	$2,849
Make-whole payments	1,868	—	402
Amortization of deferred financing costs	425	303	732
Gross interest expense	4,400	3,211	3,983
Less capitalized interest	111	180	128
Interest expense, net	$4,289	$3,031	$3,855

Note 10— ASSET RETIREMENT OBLIGATION
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

Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Asset retirement obligation, at beginning of period	$22,250	$23,125	$21,476
Liabilities settled	(116)	(38)	(19)
Liabilities incurred	—	60	—
Changes in estimated obligations	—	(2,690)	—
Accretion of discount	1,738	1,793	1,668
Total asset retirement obligation, at end of period	$23,872	$22,250	$23,125
    At December 31, 2019, $0.1 million of the total asset retirement obligation is included in "Other current liabilities on the Consolidated Balance Sheets. We estimate approximately $8.1 million in payments may occur in the next five years.

Note 11— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2020, and 2019, we had $30.4 million and $16.6 million of contract liabilities, respectively, which are included in "Other current liabilities" on the consolidated balance sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery, which we expect will be sourced from our existing long-term water rights. Our contract liability activity for the years ended December 31, 2020, 2019, and 2018 is shown below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$16,612	$11,678	$—
Additions	17,657	11,058	11,678
Recognized as revenue during period from the beginning balance	(3,850)	(6,124)	—
Ending balance	$30,419	$16,612	$11,678

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2020, 2019, and 2018. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$92,500	$—	$—	$(322)	$92,178
Trio®	—	65,344	—	—	65,344
Water	1,253	4,444	14,701	—	20,398
Salt	8,103	499	—	—	8,602
Magnesium Chloride	4,855	—	—	—	4,855
Brines	1,349	—	438	—	1,787
Other	—	—	3,790	—	3,790
Total Revenue	$108,060	$70,287	$18,929	$(322)	$196,954

	Year Ended December 31, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$103,403	$—	$2,973	$(1,909)	$104,467
Trio®	—	64,299	—	—	64,299
Water	1,823	4,495	19,339	—	25,657
Salt	12,022	757	—	—	12,779
Magnesium Chloride	4,907	—	—	—	4,907
Brines	2,493	—	—	—	2,493
Other	—	—	5,582	(109)	5,473
Total Revenue	$124,648	$69,551	$27,894	$(2,018)	$220,075

	Year Ended December 31, 2018
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$107,471	$—	$—	$—	$107,471
Trio®	—	64,139	—	—	64,139
Water	1,368	2,430	15,999	—	19,797
Salt	6,638	239	—	—	6,877
Magnesium Chloride	6,804	—	—	—	6,804
Brines	1,777	—	—	—	1,777
Other	—	—	1,405	—	1,405
Total Revenue	$124,058	$66,808	$17,404	$—	$208,270

Note 12— COMPENSATION PLANS
Cash Bonus Programs—At times, we use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance. While we did meet certain performance metrics related to our 2020 cash bonus program, we did not pay a cash bonus under our 2020 cash bonus program. We did not meet our performance metrics related to the 2019 and 2018 cash bonus programs, and accordingly, we did not pay a cash bonus for 2019 and 2018 under the program.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2020, 362,399 restricted shares and options to purchase 296,046 shares of common stock were outstanding. As of December 31, 2020, approximately 0.7 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $3.8 million, $4.3 million, and $4.2 million, for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $4.6 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.6 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2020, the Compensation Committee granted 175,027 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued employment or service.
In 2020, the Compensation Committee granted 40,865 restricted shares to non-employee members of the Board of Directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2020, 2019, and 2018 was $14.49, $34.70, and $41.60, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in 2020 and 2019, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. These restricted share grants contain service and market conditions. The 2020 grant vests over two years from the quarter ended in which the volume weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before June 8, 2024. As of December 31, 2020, no share price achievement targets have been met for the 2020 grant. The 2019 grant vests over three years; provided, however, that no vesting will occur unless and until the volume-weighted average share closing price meets the applicable share price achievement goal on or before March 13, 2024. As of December 31, 2020, the applicable share price achievement goal for the 2019 award has not been met as of December 31, 2020. We did not grant any restricted shares of common stock with service and market conditions under the Plan during 2018.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2020, and 2019, was $19.22 and $28.90, respectively.

Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2020 and 2019:

	2020	2019
Closing stock price on grant date	$13.80	$33.10
Risk free interest rate	0.6%	2.2%
Dividend yield	—%	—%
Estimated volatility	83.9%	84.5%
Expected life	6.0 years	4.8 years

A summary of all activity relating to our restricted shares for the year ended December 31, 2020, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	199,374	$25.95
Granted with service only condition	215,892	$14.49
Granted with service and market conditions	63,012	$19.22
Vested, service only condition	(82,649)	$22.62
Vested, service and market conditions	(18,674)	$13.62
Forfeited, service only condition	(14,556)	$33.13
Restricted shares of common stock, end of period	362,399	$19.06

Non-qualified Stock Options
• Non-qualified Stock Options with Service-Based Vesting—The Compensation Committee did not grant any non-qualified stock options under the Plan during 2020 or 2019. In 2018, the Compensation Committee granted 62,327 non-qualified stock options under the Plan to a member of our executive team as part of his annual compensation package. The stock options have a ten-year term from the grant date and vest over three years.
In measuring compensation expense for options, we estimated the fair value of the award on the grant date using the Black‑Scholes option valuation model. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award.
Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service-based vesting granted in 2018:

2018
Closing stock price on grant date	$39.00
Risk free interest rate	1.1%
Dividend yield	—%
Estimated volatility	72.8%
Expected option life	6.0 years

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
•Non-qualified Stock Options with Service and Market Conditions—The Compensation Committee did not grant any non-qualified stock options with service and market conditions under the Plan during 2020 and 2019. In 2018, the Compensation Committee granted 93,491 non-qualified stock options with service and market conditions under the Plan to a member of our executive team as part of his annual compensation package. The stock options vest in three equal annual installments, subject to continued employment; provided, however, that no vesting would occur unless and until the volume-weighted average closing market price or our common stock equals or exceeds $58.50 for 20 consecutive trading days on or before the five-year anniversary of the grant date. As of December 31, 2020, the market condition has not been met.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on their grant dates. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted average fair market value of options with service and market conditions granted in 2018:

2018
Closing stock price on grant date	$39.00
Risk free interest rate	2.9%
Dividend yield	—%
Estimated volatility	75.0%
Expected life	10.0 years

Non-Qualified Stock Option Activity
A summary of all stock option activity for the year ended December 31, 2020, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	313,464	$32.53
Granted	—	$—
Exercised	(10,500)	$10.30
Forfeited	(338)	$10.30
Expired	(6,580)	$108.39
Outstanding non-qualified stock options, end of period	296,046	$31.66	$1,246,835	6.5

Vested or expected to vest, end of period	296,046	$31.66	$1,246,835	6.5

Exercisable non-qualified stock options, end of period	181,779	$27.04	$1,246,835	6.1
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.

We did not grant any stock options during 2020 and 2019. The weighted-average fair value per share of options to purchase stock granted during 2018, was $23.30 per share. The total intrinsic value of exercised options to purchase stock during 2020 and 2019 was immaterial.
Note 13— INCOME TAXES
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
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current portion of income tax expense (benefit):
Federal	$(42)	$—	$23
State	47	53	85
Deferred portion of income tax expense:
Federal	—	—	—
State	—	—	—
Total income tax expense	$5	$53	$108
A reconciliation of the federal statutory income tax rate of 21% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	2018
Federal taxes at statutory rate	$(5,701)	$2,874	$2,497
Add:
State taxes, net of federal benefit	(1,316)	1,245	1,663
Change in valuation allowance	6,320	(6,754)	(3,330)
Change in federal and state tax rates	3	2,322	634
Percentage depletion	—	(600)	(656)
Other	699	966	(700)
Net expense as calculated	$5	$53	$108

Effective tax rate	—%	0.4%	0.9%
    Our effective tax rate for the years ended December 31, 2020, 2019, and 2018, differs from the U.S. federal statutory rate due to the valuation allowance.
    As of December 31, 2020, and 2019, we had gross deferred tax assets of $217.9 million and $211.6 million, respectively. During the year ended December 31, 2020, our deferred tax assets increased primarily from revenue recognized for income tax purposes before recognition for GAAP purposes, and from our 2020 net operating losses. Included in gross deferred tax assets as of December 31, 2020 were approximately $241.3 million of federal net operating loss carryforwards, which expire beginning in 2033, and approximately $309.6 million of state net operating loss carry forwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$133,720	$133,586
Federal and state net operating loss carryforwards	66,316	63,194
Asset retirement obligation	6,070	5,763
Deferred revenue	7,651	4,371
Other	2,316	2,839
R&D credits	1,870	1,870
Total deferred tax assets	217,943	211,623
Valuation allowance	(217,943)	(211,623)
Deferred tax asset, net	$—	$—
    In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years, as permitted by regulation, and the availability of tax planning strategies. In determining how much of a valuation allowance to recognize we primarily consider our projections of future taxable income. All available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. Assumptions of expected future taxable income are based primarily on prices and forecasted sales volumes which are subject to market volatility. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies.
    As of December 31, 2020, we were in a cumulative three-year loss position. The cumulative three-year loss position is significant negative evidence when evaluating the realizability of our deferred tax assets, and we have concluded it is more likely than not the deferred tax assets will not be realized. Thus, we continue to have a full valuation allowance as of December 31, 2020, and 2019. During 2020, our valuation allowance increased $6.3 million. The increase was mainly due to current year increases of our deferred tax assets. Our deferred tax asset, net of the valuation allowance, at both December 31, 2020, and 2019, is zero.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2020, and 2019, there were no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.
We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2017.

Note 14— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2020, and 2019, we had $22.3 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2020, and 2019, $0.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $21.8 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
    Legal—We are subject to claims and legal actions in the ordinary course of business. We expense legal costs as incurred. While there are uncertainties in predicting the outcome of any claim or legal action, except as noted below, we believe the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Mosaic Settlement
In March 2020, we entered into a definitive settlement agreement with Mosaic Potash Carlsbad Inc. ("Mosaic") related to a compliant originally brought against us and Steve Gamble in February 2015. Mr. Gamble is a former employee of Intrepid and Mosaic. Under the terms of the settlement agreement, we paid Mosaic an aggregate of $10 million in May 2020 to dismiss all current and future claims arising from this matter against us and the matter is now closed.
    Water Rights
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenge the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties had not reached a settlement by that time. The trial was subsequently rescheduled to December 2020.
A Mediation Conference was held on December 7, 2020, and since the two sides could not reach an agreement, a virtual trial began on December 8, 2020. The trial concluded on December 18, 2020, and transcript was completed in late February 2021. Closing briefs and proposed findings of fact and conclusions of law will be due to the court in April and we expect a ruling from the adjudication court in late spring or early summer of 2021.
We were allowed to sell water associated with 5,700 acre feet per year of these water rights under preliminary authorizations issued in 2017 and 2018 by the New Mexico Office of the State Engineer ("OSE"). The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Separate from the adjudication proceeding discussed above, the Protestants have protested these preliminary authorizations before the OSE. Although the OSE is required to hold a hearing relating to the protests, it had temporarily stayed the hearing process until the adjudication process is complete.
In December 2019, the protestants filed a Petition for Writ of Mandamus against the OSE concerning the preliminary authorizations. A hearing regarding this Petition was held in March 2020, in the Fifth Judicial District Court for the County of Eddy in the State of New Mexico ("non-adjudication court") and the non-adjudication court granted the Writ of Mandamus against the OSE and required the OSE to withdraw and cancel seven preliminary authorizations issued to Intrepid in 2017 and 2018. These seven preliminary authorizations, which allowed us to sell up to 4,700 acre feet of water annually, were cancelled by the OSE on April 1, 2020, and we are currently not allowed to sell water under these cancelled preliminary authorizations.
A Motion for Reconsideration was filed and a hearing was held before the non-adjudication court on September 1, 2020, and was denied by the non-adjudication court on October 5, 2020. Subsequently, we and the OSE filed an appeal which is pending before the New Mexico Court of Appeals.
If we are unable to sell water from our Pecos River water rights, we may have to find other water sources to meet the water demand from certain customers. Depending on the costs associated with replacing water from our Pecos River water rights, our margins on water sales to certain customers may decline. If we are unsuccessful in finding other sources of water, we could be in default under certain long-term agreements with customers. We have received significant cash advances for the future delivery of water to a certain customer since 2018. If we were unable to provide water to this customer, we could be in default under that agreement and we could be obligated to repay the outstanding contract liability. More detail on our contract liabilities can be found in Note 11—Revenue.
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

Note 15— FAIR VALUE MEASUREMENTS
    We measure our financial assets and liabilities in accordance with Accounting Standards Codification™ ("ASC") Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based upon the lowest level of input that is significant to the fair value measurement. The definition of each input is described below:
•Level 1—Quoted prices in active markets for identical assets and liabilities
•Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3—Significant inputs to the valuation model that are unobservable
    As of December 31, 2020, and 2019, our cash consisted of bank deposits. Other financial assets and liabilities including, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during 2020.
    As of December 31, 2020, and 2019, the carrying value and the estimated fair value of our outstanding Notes was $15.0 million and $50.0 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.
Note 16— EMPLOYEE BENEFITS
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

Contributions
Year Ended December 31, 2020	$1,569
Year Ended December 31, 2019	$1,522
Year Ended December 31, 2018	$1,410

Note 17— BUSINESS SEGMENTS
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

Year Ended December 31, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$108,060	$70,287	$18,929	$(322)	$196,954
Less: Freight costs	17,026	20,431	—	(322)	37,135
Warehousing and handling costs	4,857	4,574	—	—	9,431
Cost of goods sold	73,496	50,902	11,445	—	135,843
Lower of cost or NRV inventory adjustments	1,130	2,885	—	—	4,015
Gross Margin (Deficit)	$11,551	$(8,505)	$7,484	$—	$10,530
Depreciation, depletion, and amortization[2] incurred	$26,536	$6,068	$2,663	$843	$36,110

Year Ended December 31, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,648	$69,551	$27,894	$(2,018)	$220,075
Less: Freight costs	18,715	20,514	936	(109)	40,056
Warehousing and handling costs	4,745	3,876	—	—	8,621
Cost of goods sold	73,401	42,251	12,367	(1,909)	126,110
Lower of cost or NRV inventory adjustments	—	1,810	—	—	1,810
Gross Margin	$27,787	$1,100	$14,591	$—	$43,478
Depreciation, depletion, and amortization incurred[2]	$25,796	$6,163	$1,566	$810	$34,335

Year Ended December 31, 2018	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,058	$66,808	$17,404	$—	$208,270
Less: Freight costs	17,682	19,370	—	—	37,052
Warehousing and handling costs	5,046	4,225	10	—	9,281
Cost of goods sold	72,322	45,284	4,349	—	121,955
Lower of cost or NRV inventory adjustments	—	1,711	—	—	1,711
Gross Margin (Deficit)	$29,008	$(3,782)	$13,045	$—	$38,271
Depreciation, depletion, and amortization incurred[2]	$25,134	$6,343	$343	$395	$32,215

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

Note 18— CONCENTRATION OF CREDIT RISK
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
In 2020, 2019, and 2018, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2020, 2019, and 2018, 97%, 94%, and 95%, respectively, of our total sales were sold to customers located in the United States. All of our long-lived assets are located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
    Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand totaled $19.5 million and $20.6 million at December 31, 2020, and 2019, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2018
Allowances deducted from assets
Deferred tax assets - valuation allowance	$221,707	$—	$(3,330)	$218,377
Reserve for parts inventory obsolescence	4,182	15	(2,454)	1,743
Allowance for doubtful accounts and other receivables	865	100	(500)	465
Total allowances deducted from assets	$226,754	$115	$(6,284)	$220,585

For the Year Ended December 31, 2019
Allowances deducted from assets
Deferred tax assets - valuation allowance	$218,377	$—	$(6,754)	$211,623
Reserve for parts inventory obsolescence	1,743	—	(1,127)	616
Allowance for doubtful accounts and other receivables	465	75	(60)	480
Total allowances deducted from assets	$220,585	$75	$(7,941)	$212,719

For the Year Ended December 31, 2020
Allowances deducted from assets
Deferred tax assets - valuation allowance	211,623	6,320	—	217,943
Reserve for parts inventory obsolescence	616	492	(58)	1,050
Allowance for doubtful accounts and other receivables	480	275	(200)	555
Total allowances deducted from assets	$212,719	$7,087	$(258)	$219,548

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.OTHER INFORMATION
    Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report on Form 10-K:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets as of December 31, 2020, and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
    (2)    Financial Statement Schedule

Schedule	Schedule Description
Schedule II	Schedule of Valuation and Qualifying Accounts
Schedule II is filed as part of this Annual Report on Form 10-K and is set forth immediately following the Notes to the Consolidated Financial Statements referred to above. All other financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	10-K	March 3, 2020
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012

10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019
10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.7	Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	November 1, 2016
10.8	First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 9, 2016, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	November 14, 2016
10.9	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of June 30, 2017, by and among Intrepid Potash, Inc. and each of the purchasers named therein	8-K	June 30, 2017
10.10	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc. and each of the purchasers named therein.	8-K	April 23, 2020
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.12	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.13	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.14	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.15	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.16	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.17	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 24, 2019
10.18	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	*
10.19	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	*
10.20	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.21	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.22	Form of Change-in-Control Severance Agreement with Margaret E. McCandless and Mark A. McDonald+	10-K	March 12, 2019
10.23	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.24	Form of Retention Agreement+	10-K	March 12, 2019
10.25	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.26	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.27	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*
104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contain in Exhibits 101.
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement
ITEM 16.FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 2, 2021	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board, President, and Chief Executive Officer	March 2, 2021
Robert P. Jornayvaz III

/s/ Matthew D. Preston	Vice President of Finance (Principal Financial Officer)	March 2, 2021
Matthew D. Preston

/s/ Hugh E. Harvey, Jr.	Executive Vice Chairman of the Board	March 2, 2021
Hugh E. Harvey, Jr.

/s/ Terry Considine	Director	March 2, 2021
Terry Considine

/s/ Chris A. Elliott	Director	March 2, 2021
Chris A. Elliott

/s/ Mary E. McBride	Director	March 2, 2021
Mary E. McBride

/s/ Barth E. Whitham	Lead Director	March 2, 2021
Barth E. Whitham