Form 10-Q
period 2021-03-31
Intrepid Potash, Inc.
filed 2021-05-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 27, 2021, the registrant had outstanding 13,445,803 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$35,995	$19,515
Accounts receivable:
Trade, net	36,898	22,795
Other receivables, net	2,298	1,577
Inventory, net	78,919	88,673
Prepaid expenses and other current assets	2,906	3,228
Total current assets	157,016	135,788

Property, plant, equipment, and mineral properties, net	348,945	355,497
Water rights	19,184	19,184
Long-term parts inventory, net	29,359	28,900
Other assets, net	10,676	10,819
Total Assets	$565,180	$550,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$13,648	$7,278
Accrued liabilities	13,080	12,701
Accrued employee compensation and benefits	5,928	4,422
Current portion of long-term debt, net	10,000	10,000
Other current liabilities	36,264	32,816
Total current liabilities	78,920	67,217

Advances on credit facility	29,817	29,817
Long-term debt, net	14,912	14,926
Asset retirement obligation	24,313	23,872
Operating lease liabilities	1,851	2,136
Other non-current liabilities	928	961
Total Liabilities	150,741	138,929
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,065,654 and 13,049,820 shares outstanding
at March 31, 2021, and December 31, 2020, respectively	13	13
Additional paid-in capital	657,566	656,837
Accumulated deficit	(243,140)	(245,591)
Total Stockholders' Equity	414,439	411,259
Total Liabilities and Stockholders' Equity	$565,180	$550,188
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales	$71,463	$63,984
Less:
Freight costs	12,078	11,860
Warehousing and handling costs	2,632	2,904
Cost of goods sold	47,645	43,047
Lower of cost or net realizable value inventory adjustments	—	550
Gross Margin	9,108	5,623

Selling and administrative	5,791	6,599
Accretion of asset retirement obligation	441	435
Litigation settlement	—	10,075
Loss (gain) on sale of assets	2	(4,696)
Other operating expense (income)	6	(11)
Operating Income (Loss)	2,868	(6,779)

Other Income (Expense)
Interest expense, net	(426)	(792)
Interest income	—	116
Other income	9	16
Income (Loss) Before Income Taxes	2,451	(7,439)

Income Tax Benefit	—	42
Net Income (Loss)	$2,451	$(7,397)

Weighted Average Shares Outstanding:
Basic	13,054	12,957
Diluted	13,297	12,957
Earnings Per Share:
Basic	$0.19	$(0.57)
Diluted	$0.18	$(0.57)

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
Net income	—	—	—	2,451	2,451
Stock-based compensation	—	—	890	—	890
Exercise of stock options	4,188	—	43	—	43
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	11,646	—	(204)	—	(204)
Balance, March 31, 2021	13,065,654	$13	$657,566	$(243,140)	$414,439

	Three-Month Period Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	12,955,351	$13	$653,080	$(218,437)	$434,656
Net loss	—	—	—	(7,397)	(7,397)
Stock-based compensation	—	—	1,032	—	1,032
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	8,999	—	(49)	—	(49)
Balance, March 31, 2020	12,964,350	$13	$654,063	$(225,834)	$428,242

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,451	$(7,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,481	9,586
Accretion of asset retirement obligation	441	435
Amortization of deferred financing costs	68	86
Amortization of intangible assets	80	80
Stock-based compensation	890	1,032
Lower of cost or net realizable value inventory adjustments	—	550
Accrual for litigation settlement	—	10,075
Loss (gain) on disposal of assets	2	(4,696)
Allowance for doubtful accounts	—	275
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,103)	(8,388)
Other receivables, net	(720)	(308)
Inventory, net	9,293	4,976
Prepaid expenses and other current assets	358	857
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	7,978	8,119
Operating lease liabilities	(525)	(552)
Other liabilities	3,415	41
Net cash provided by operating activities	19,109	14,771

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(2,360)	(5,710)
Proceeds from sale of assets	47	4,786
Net cash used in investing activities	(2,313)	(924)

Cash Flows from Financing Activities:
Debt prepayment costs	(2)	—
Repayments of long-term debt	(22)	—
Proceeds from short-term borrowings on credit facility	—	10,000
Payments of financing lease	(107)	—
Capitalized debt fees	—	—
Employee tax withholding paid for restricted stock upon vesting	(204)	(49)
Proceeds from exercise of stock options	43	—
Net cash (used in) provided by financing activities	(292)	9,951

Net Change in Cash, Cash Equivalents and Restricted Cash	16,504	23,798
Cash, Cash Equivalents and Restricted Cash, beginning of period	20,184	21,239
Cash, Cash Equivalents and Restricted Cash, end of period	$36,688	$45,037

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2021	2020

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$167	$227
Income taxes	$8	$—
Amounts included in the measurement of operating lease liabilities	$583	$637
Accrued purchases for property, plant, equipment, and mineral properties	$622	$2,557
Right-of-use assets exchanged for operating lease liabilities	$340	$104
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
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. Most amendments within this standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on January 1, 2021. The effect of the adoption of this standard was immaterial on our condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,451	$(7,397)

Basic weighted-average common shares outstanding	13,054	12,957
Add: Dilutive effect of restricted stock	177	—
Add: Dilutive effect of stock options	66	—
Diluted weighted-average common shares outstanding	13,297	12,957

Basic	$0.19	$(0.57)
Diluted	$0.18	$(0.57)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2021	2020
Anti-dilutive effect of restricted stock	64	312

Anti-dilutive effect of stock options outstanding	158	312

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2021, and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$35,995	$44,371
Restricted cash included in other current assets	175	150
Restricted cash included in other long-term assets	518	516
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$36,688	$45,037
    Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Finished goods product inventory	$46,166	$48,961
In-process inventory	21,775	28,833
Total product inventory	67,941	77,794
Current parts inventory, net	10,978	10,879
Total current inventory, net	78,919	88,673
Long-term parts inventory, net	29,359	28,900
Total inventory, net	$108,278	$117,573
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million as of March 31, 2021, and December 31, 2020, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded inventory charges of zero and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$27,263	$27,263
Ponds and land improvements	68,171	67,843
Mineral properties and development costs	144,043	143,955
Buildings and plant	81,842	81,692
Machinery and equipment	265,716	265,121
Vehicles	6,024	5,919
Office equipment and improvements	9,111	9,083
Operating lease ROU assets	9,961	9,622
Breeding stock	254	260
Construction in progress	2,466	1,710
Total property, plant, equipment, and mineral properties, gross	$614,851	$612,468
Less: accumulated depreciation, depletion, and amortization	(265,906)	(256,971)
Total property, plant, equipment, and mineral properties, net	$348,945	$355,497

In March 2020, we sold approximately 320 acres of land for $4.8 million. In connection with that sale, we recorded a gain of $4.7 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation	$7,495	$7,291
Depletion	1,475	1,752
Amortization of right of use assets	511	543
Total incurred	$9,481	$9,586
Note 7 — DEBT
    Senior Notes—As of March 31, 2021, we had outstanding $15.0 million of Series B Senior Notes, due on April 14, 2023.
    In April 2020, we repaid our Series A Senior Notes ($20 million) at maturity. In July 2020, we repaid our Series C Senior Notes. As part of our Series C Senior Notes, we repaid the full $15 million of principal along with a reduced make-whole payment of $1.9 million.
    The agreement governing the Series B Senior Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of March 31, 2021, was 7.5 to 1.0.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of March 31, 2021, was 2.0 to 1.0.
    Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Series B Notes, each of which includes earnings before interest, taxes, depreciation and amortization as a component. As of March 31, 2021, we were in compliance with all applicable covenants under the Series B Senior Notes.
    For the three months ended March 31, 2021, the interest rate on the Series B Senior Notes was 4.63%, which represents the lowest interest rate available under the Series B Senior Notes. The interest rates may adjust upward if we do not continue to meet certain financial covenants.

    We have granted to the collateral agent for the Series B Senior Notes a first lien on substantially all of our non-current assets and a second lien on substantially all of our current assets. We are required to offer to prepay the Series B Senior Notes with the proceeds of dispositions of certain specified property and with the proceeds of certain equity issuances, as set forth in the agreement governing the Series B Senior Notes. The obligations under the Senior B Notes are unconditionally guaranteed by several of our subsidiaries.
    In April 2020, we amended the agreement governing the Series B Senior Notes to allow for a $10 million loan under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as described further below.
    Our outstanding long-term debt, net, as of March 31, 2021, and December 31, 2020, was as follows (in thousands):

	March 31, 2021	December 31, 2020
Notes and Payroll Protection Loan	$24,978	$25,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(66)	(74)
Long-term debt, net	$14,912	$14,926

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of March 31, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2021, we made no borrowings and we made no repayments under the facility. As of March 31, 2021, and December 31, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $35.0 million available to be borrowed under the facility as of March 31, 2021.
As of March 31, 2021, we were in compliance with all applicable covenants under the revolving credit facility.
    During the three months ended March 31, 2020, we borrowed $10 million under the facility and made no repayments.

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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.4 million and $0.9 million for the three months ended March 31, 2021, and 2020, respectively.
    Amounts included in interest expense, net for the three ended March 31, 2021, and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest on debt borrowings	$365	$779
Make-whole payments	2	—
Amortization of deferred financing costs	68	86
Gross interest expense	435	865
Less capitalized interest	(9)	(73)
Interest expense, net	$426	$792

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at March 31, 2021, and December 31, 2020. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 18 years. At March 31, 2021, and December 31, 2020, these intangible assets had a net book value of $5.8 million and $5.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $36.0 million and $19.5 million at March 31, 2021, and December 31, 2020, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2021	2020
Asset retirement obligation, at beginning of period	$23,872	$22,250
Liabilities settled	—	—
Accretion of discount	441	435
Total asset retirement obligation, at end of period	$24,313	$22,685

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

Contract Balances: As of March 31, 2021, and December 31, 2020, we had $33.8 million and $30.4 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery, which we expect will be sourced from our existing long-term water rights. Our deferred revenue activity for the three months ended March 31, 2021, and 2020 is shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$30,419	$16,612
Additions	3,972	3,910
Recognized as revenue during period	(549)	(3,436)
Ending balance	$33,842	$17,086

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2021, and 2020. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$37,794	$—	$—	$(62)	$37,732
Trio®	—	22,514	—	—	22,514
Water	1,159	984	3,343	—	5,486
Salt	2,039	196	—	—	2,235
Magnesium Chloride	2,028	—	—	—	2,028
Brine Water	558	—	205	—	763
Other	—	—	705	—	705
Total Revenue	$43,578	$23,694	$4,253	$(62)	$71,463

	Three Months Ended March 31, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$29,818	$—	$—	$(129)	$29,689
Trio®	—	21,201	—	—	21,201
Water	583	1,247	6,661	—	8,491
Salt	2,096	133	—	—	2,229
Magnesium Chloride	759	—	—	—	759
Brine Water	535	—	31	—	566
Other	—	—	1,049	—	1,049
Total Revenue	$33,791	$22,581	$7,741	$(129)	$63,984

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2021, approximately 0.6 million shares remained available for issuance under the Plan.
    For the three months ended March 31, 2021, we granted shares 42,445 of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. As of March 31, 2021, the following awards were outstanding under the Plan (in thousands):

Outstanding as of March 31, 2021
Restricted Shares	386

Non-qualified Stock Options	288
    Total share-based compensation expense was $0.9 million and $1.0 million for the three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, we had $5.1 million of total remaining unrecognized compensation expense related to awards, that is expected to be recognized over a weighted-average period of 1.7 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    During the three months ended March 31, 2021, and 2020, we incurred no income tax expense. Our effective tax rate for the three months ended March 31, 2021, and 2020, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2021, and December 31, 2020, we had $23.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $22.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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
Water Rights
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico ("adjudication court"). This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenged the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date was subsequently rescheduled and a virtual trial began on December 8, 2020 and concluded on December 18, 2020. We expect a ruling from the adjudication court in late spring or early summer of 2021.
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
In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. We are working with the customer to resolve this issue. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter installment due from the customer as we continue to work to resolve the issue. If we are not able to resolve the issue, we may have to repay the $32.7 million outstanding contract liability. More detail on our contract liabilities can be found in Note 11—Revenue.

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
    As of March 31, 2021, and December 31, 2020, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the first quarter of 2021.
    As of March 31, 2021, and December 31, 2020, the estimated fair value of our outstanding Notes was $15.7 million and $15 million, respectively. The fair value of our Notes is estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended March 31, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$43,578	$23,694	$4,253	$(62)	$71,463
Less: Freight costs	5,700	6,440	—	(62)	12,078
Warehousing and handling costs	1,456	1,176	—	—	2,632
Cost of goods sold	27,749	16,148	3,748	—	47,645
Gross Margin (Deficit)	$8,673	$(70)	$505	$—	$9,108
Depreciation, depletion, and amortization incurred[1]	$7,178	$1,507	$688	$188	$9,561

Three Months Ended March 31, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$33,791	$22,581	$7,741	$(129)	$63,984
Less: Freight costs	5,441	6,548	—	(129)	11,860
Warehousing and handling costs	1,296	1,608	—	—	2,904
Cost of goods sold	22,720	17,430	2,897	—	43,047
Lower of cost or net realizable value inventory adjustments	—	550	—	—	550
Gross Margin (Deficit)	$4,334	$(3,555)	$4,844	$—	$5,623
Depreciation, depletion, and amortization incurred[1]	$7,312	$1,508	$632	$214	$9,666
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
•the impact of the novel coronavirus (COVID-19) pandemic on our business, operations, liquidity, financial condition and results of operations; and

•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our subsequent Quarterly Reports on Form 10-Q.

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

Significant Business Trends and Activities
    The novel strain of coronavirus (COVID-19) has surfaced in nearly all regions around the world. As an essential business we continue to operate through-out the COVID-19 pandemic to produce potash and Trio® and serve oil and gas markets through our oilfield solutions business. The safety and protection of our workforce is our first and foremost priority. We continue to follow various procedures we implemented to help minimize the risks to our employees, including changes in our operating procedures to accommodate social distancing guidelines, additional cleaning and disinfection procedures and requiring those employees who can work from home to do so.
    We continue to monitor the guidance from various authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that would require us to adjust our operating plans.
    Our 2020 results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. Economic activity is improving in early 2021 with most cities and states reducing restrictions when compared to the summer of 2020. However, governmental authorities may reinstate other restrictive orders due to a continued resurgence of COVID-19 related cases. Such restrictive actions may lead to further or continued decreases in the demand for oil and may impact our other operations if expanded restrictions are deemed necessary to mitigate the public health effects of the COVID-19 pandemic. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase other restrictive orders, such actions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volumes in the first quarter of 2021 increased 18% compared to the first quarter of 2020 as strong commodity prices and favorable weather drove strong demand for fertilizer products across most parts of the country. Our sales volumes into industrial markets decreased in the first quarter of 2021 compared to the prior year, due in large part to the impacts of the COVID-19 pandemic. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which has slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19, and activity remains below pre-pandemic levels. We have been successful in shifting sales towards our growing animal feed and organic markets and also continuing to expand our sales into high-margin agricultural areas near our operations. Additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
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
    Our potash average net realized sales price per ton increased to $282 for the three months ended March 31, 2021, compared to $255 for the same period in 2020 due to multiple price increases announced in the fourth quarter of 2020 and another price increase announced in February 2021. We layered in first quarter sales tons at varying price levels and expect our net realized sales price per ton will increase in the second quarter of 2021. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    With potash sales comprising 53% of our total sales in the first three months of 2021, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

    We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market, which slowed significantly during 2020, due to the containment actions taken to help reduce the spread of COVID-19. While restrictions have generally relaxed over the past few months, any further containment actions taken in response to the COVID-19 pandemic may impact future fertilizer application seasons if such actions affect available labor, transportation logistics, or cause supply disruptions.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton increased 21% during the first quarter of 2021, as compared to the first quarter of 2020 due to price increases in domestic markets and fewer international sales. Similar to our potash sales, we layered in our first quarter 2021 Trio® sales at increasing price levels and expect our net realized price will continue to increase into the second quarter. Our ability to recognize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    Trio® sales volume decreased 9% during the first three months of 2021, compared to the first three months of 2020, as strong demand in domestic markets was more than offset by reduced international sales. We expect to sell limited tons into international markets as we focus on growing our domestic Trio® sales. We recognize a lower average net realized sales price per ton for international sales compared to domestic sales, due to the increased freight costs to ship Trio® to international destinations.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. We continue to operate our facilities at production levels that approximate expected demand and allow us to manage inventory levels. Certain products rely more heavily on international markets, particularly standard Trio®. Our international warehouse temporarily closed in response to the COVID-19 pandemic in the first quarter of 2020 and was reopened during the second quarter of 2020 and currently remains open, but we may see additional closures if there is a resurgence of COVID-19 related cases, which could reduce demand in future periods. We reduced the production of fine langbeinite in the second quarter of 2020 to manage inventory levels and we expect to operate at these reduced production rates for the foreseeable future to manage inventory levels.
• Water sales. In the first quarter of 2021, total water sales were $5.5 million compared to $8.5 million during the same period of 2020. We continue to experience decreased demand for water and other oilfield products and services when compared to the first quarter of 2020 as a result of the COVID-19 pandemic. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will improve as the year continues, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future drilling activities difficult.
    An update to legal proceedings concerning our water rights is contained in Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $7.0 million for the three months ended March 31, 2021, compared to $5.4 million for the three months ended March 31, 2020. The increase during the first quarter of 2021 was primarily due to a $1.3 million increase in sales of magnesium chloride and a $0.3 million increase in byproduct water sales. Wet weather in 2019 significantly limited our production of magnesium chloride and we had less product to sell in the first quarter of 2020. Magnesium chloride production returned to historic rates in the second half of 2020 and we expect that will continue in 2021 assuming average precipitation rates at our Wendover facility.
• Diversification of products and services. We continue to diversify our products and services, particularly on our Intrepid South property. In addition to water sales, Intrepid South generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. We are also currently negotiating water transfer agreements with customers throughout the basin to utilize our existing infrastructure. As part of the Intrepid South acquisition, we acquired state grazing leases and submitted a comprehensive grazing plan which is currently pending approval with the New Mexico State Land Office. In the third quarter of 2020, we purchased a 400-head commercial cattle herd which we plan to move to our grazing leases when we receive final approval. We added a brine station at our Intrepid South property in February 2020 and are reviewing opportunities to develop a produced water facility, although uncertainties in oil and gas operations due to the COVID-19 pandemic have made the timing of this development uncertain.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2021	2020
Sales[1]	$71,463	$63,984

Cost of goods sold	$47,645	$43,047

Gross Margin	$9,108	$5,623

Selling and administrative	$5,791	$6,599

Net Income (Loss)	$2,451	$(7,397)

Average net realized sales price per ton[2]
Potash	$282	$255
Trio®	$233	$193
1Sales include sales of byproducts which were $7.0 million and $5.4 million for the three months ended March 31, 2021, and 2020, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2021, and 2020
Our total sales for the three months ended March 31, 2021 increased $7.5 million, or 12%, as compared to the three months ended March 31, 2020. Our potash sales increased $8.0 million, or 27%, during the first quarter of 2021 as compared to the first quarter of 2020, as we sold 18% more tons and our average net realized sales price per ton increased 11% in the first quarter of 2021. We sold 25% more tons of potash into the agricultural market in the first quarter of 2021, compared to the first quarter of 2020, partially offset by selling fewer tons of potash into the industrial market. Increases in corn, soybean and wheat prices drove our increase in tons of potash sold into the agricultural market. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which were still negatively affected by containment actions taken to help reduce the spread of COVID-19. Our potash average net realized sales price per ton increased 11% due to multiple price increases announced in the fourth quarter of 2020 and another price increase announced in February 2021. We layered in first quarter sales tons at varying increased price levels as compared to the first quarter of 2020.
Our Trio® sales increased $1.3 million, or 6%, in the first quarter of 2021, as compared to the first quarter of 2020, as our average net realized sales price per ton increased 21%, partially offset by a 9% decrease in tons sold. Our Trio® tons sold decreased in the first quarter of 2021, as compared to the first quarter of 2020, as we sold fewer tons into international markets, due to our continued focus on the domestic Trio® market. Our Trio® average net realized sales price per ton increased due to multiple price increases announced during the fourth quarter of 2020 and the first quarter of 2021, combined with a decrease in international sales which generally have a lower net realized sales price per ton.
Our water sales, excluding byproduct water sales, decreased $3.3 million, or 50%, in the first quarter of 2021, compared to the first quarter of 2020. We continue to experience decreased demand for water when compared to the first quarter of 2020 as a result of the COVID-19 pandemic. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will improve as the year continues, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future drilling activities difficult.
Our byproduct sales increased $1.6 million in the first quarter of 2021, compared to the first quarter of 2020, due to a $1.3 million increase in magnesium chloride sales and a $0.3 million increase in byproduct water sales. Magnesium chloride sales improved as we had more product to sell during the first quarter of 2021, as compared to the first quarter of 2020, due to the above average evaporation during the summer of 2020. Byproduct water sales increased in the first quarter of 2021, compared to the first quarter of 2020, as a higher percentage of our total barrels of water sold was byproduct water.
Cost of Goods Sold
Our total cost of goods sold increased $4.6 million, or 11%, during the first quarter of 2021 compared to the first quarter of 2020. Our potash cost of goods sold increased by $5.0 million, or 22%, during the first quarter of 2021 compared to the first quarter of 2020, driven mainly by a 18% increase in potash tons sold. Our Trio® cost of goods sold decreased $1.3 million, or 7%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due mainly to a 9% decrease in Trio® tons sold. Our cost of goods sold for the Oilfield Solutions Segment increased $0.9 million, or 29%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as we had to purchase third-party water to meet the significant daily refresh rates for certain fracs on our South ranch. During the first quarter of 2021, we sold a majority of our water from water rights on our South ranch, while in the first quarter of 2020, we sold a majority of our water from our Pecos and Caprock water rights. Our water sales from our South ranch water rights generally carry a higher cost of goods sold as compared to sales from our Pecos and Caprock water rights.
Gross Margin
During the first quarter of 2021, we generated a gross margin of $9.1 million compared to a gross margin of $5.6 million during the first quarter of 2020, due to the factors discussed above.
Selling and Administrative Expense
    During the first quarter of 2021, our selling and administrative expenses decreased $0.8 million, or 12%, as compared to the first quarter of 2020. The decrease was due mainly to increased legal costs incurred in the first quarter of 2020 related to the Mosaic litigation.
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
Litigation Settlement
In the first quarter of 2020, we paid Mosaic an aggregate of $10 million to dismiss all claims against us. We did not incur any litigation settlement costs during the first quarter of 2021.
Interest Expense
    During the first quarter of 2021, our interest expense decreased $0.4 million as compared to the first quarter of 2020 due to the retirement at maturity of our Series A Notes in April 2020 and the early repayment of our Series C Notes in July 2020.
Net Income
    We generated net income of $2.5 million for the three months ended March 31, 2021, compared to a net loss of $7.4 million in the same period in 2020, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2021	2020
Sales[1]	$43,578	$33,791
Less: Freight costs	5,700	5,441
Warehousing and handling costs	1,456	1,296
Cost of goods sold	27,749	22,720
Gross Margin	$8,673	$4,334
Depreciation, depletion, and amortization incurred[2]	$7,178	$7,312

Potash sales volumes (in tons)	117	99
Potash production volumes (in tons)	113	137

Average potash net realized sales price per ton[3]	$282	$255
1 Sales include sales of byproducts which were $5.8 million and $4.0 million for the three months ended March 31, 2021, and 2020, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2021, and 2020
Potash segment sales in the first quarter of 2021 increased compared to the same period in 2020, due to an 18% increase in sales volume, an 11% increase in our average net realized sales price per ton and a $1.8 million increase in byproduct sales. Agricultural sales volumes increased in the first quarter of 2021 compared to the first quarter of 2020, as good weather and strong commodity prices spurred very strong early season demand for fertilizer. Our industrial potash sales were negatively impacted by the COVID-19 pandemic and the resulting decrease in oil and gas activity. Average net realized sales price per ton was higher due to price increases announced in the fourth quarter of 2020 and the first quarter of 2021. Magnesium chloride sales improved $1.3 million compared to the first quarter of 2020 as good evaporation during the summer of 2020 improved product availability compared to the prior year in which production was significantly reduced due to wet weather during the 2019 evaporation season.
Potash segment freight expense increased $0.3 million, or 5%, in the first quarter of 2021, compared to the first quarter of 2020 as a result of increased sales volume of potash. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 22% in the first quarter of 2021, compared to the same period in 2020, due to an 18% increase in potash sales volume.
Potash production decreased 18% compared to the first quarter of 2020 due to lower brine grade at our HB facility and reduced run days at our Moab plant as we increased salt production to meet first quarter demand.
Our potash segment gross margin increased $4.3 million in the first quarter of 2021, compared to the same period in 2020, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Agricultural	86%	81%
Industrial	2%	5%
Feed	12%	14%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2021	2020
Sales[1]	$23,694	$22,581
Less: Freight costs	6,440	6,548
Warehousing and handling costs	1,176	1,608
Cost of goods sold	16,148	17,430
Lower of cost or net realizable value inventory adjustments	—	550
Gross (Deficit) Margin	$(70)	$(3,555)
Depreciation, depletion, and amortization incurred[2]	$1,507	$1,508

Sales volumes (in tons)	69	76
Production volumes (in tons)	56	50

Average Trio® net realized sales price per ton[3]	$233	$193
1 Sales include sales of byproducts which were $1.2 million and $1.4 million for the three months ended March 31, 2021, and 2020, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2021, and 2020
Trio® segment sales increased 5% for the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to a 21% increase in average net realized sales price per ton, partially offset by a 9% decrease in Trio® tons sold. Sales volumes decreased as we continued to sell fewer tons into international markets as we focus on the higher priced domestic market. Our Trio® average net realized sales price per ton increased due to higher pricing announced during the fourth quarter of 2020 and the first quarter of 2021 and a decrease in international sales which generally have a lower net realized sales price per ton.
Trio® freight costs decreased 2% in the first quarter of 2021, compared to the first quarter of 2020, due to the decrease in total sales volumes. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 7% in the first quarter of 2021, compared to the first quarter of 2020, due mainly to a 9% decrease in sales volumes.
In the first quarter of 2020, we recorded a $0.6 million lower of cost or net realizable value of inventory adjustments due to reduced production rates that increased our per-ton cost of production combined with lower overall price levels.
    Our Trio® production volume increased 12% in the first quarter of 2021, compared to the first quarter of 2020, as we converted more tons of work-in-process inventory to premium Trio®.
    Our Trio® segment generated a negative gross margin of $0.1 million in the first quarter of 2021, compared to a negative gross margin of $3.6 million in the first quarter of 2020, due to the factors discussed above.
    Additional Information Relating to Trio®
    The percentage of Trio® tons sold into the export market decreased during the three months ended March 31, 2021, compared to the same period in 2020, due to our increased focus on domestic shipments and variability in the timing of shipments to international customers.

	United States	Export
For the Three Months Ended March 31 2021	94%	6%
For the Three Months Ended March 31, 2020	70%	30%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2021	2020
Sales	$4,253	$7,741
Cost of goods sold	3,748	2,897
Gross Margin	$505	$4,844
Depreciation, depletion, and amortization incurred	$688	$632
Three Months Ended March 31, 2021, and 2020
    Our oilfield solutions segment sales decreased $3.5 million in the first quarter of 2021, compared to the same period in 2020, mainly due to a $3.3 million decrease in water sales. Our oilfield solutions water sales and sales of other oilfield products and services decreased as the COVID-19 pandemic reduced oilfield activity from year-ago levels. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
    Cost of goods sold increased 29%, or $0.9 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily a result of increased third-party water purchases to meet the significant daily refresh rates for certain fracs on our South ranch. During the first quarter of 2021, we sold a majority of our water from water rights on our South ranch, while in the first quarter of 2020 we sold a majority of our water from our Pecos and Caprock water rights. Our water sales from our South ranch water rights generally carry a higher cost of goods sold as compared to sales from our Pecos and Caprock water rights.
Gross margin for the three months ended March 31, 2021, decreased $4.3 million compared to the prior year, due to the factors discussed above.

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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic has caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity, and our total water sales, including byproduct water sales, decreased 35% in the first quarter of 2021 compared to the first quarter of 2020. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will improve as the year continues, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic may negatively impact oilfield activity.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three months ended March 31, 2021, and 2020, our average royalty rate was 4.9% and 4.4%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2021 and 2020, was zero percent. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2021 we incurred no income tax expense and for the three months ended March 31, 2020 we recognized an immaterial amount of income tax benefit.
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
As of March 31, 2021, we were in a near break-even cumulative three-year income position. Additionally, general uncertainty in the business markets we operate makes it difficult to forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of March 31, 2021. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
    During the first three months of 2021, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $2.4 million.
We expect to make capital investments in 2021 of $25 million to $35 million, although the trajectory of the COVID-19 pandemic and the recent volatility in oil and gas markets make this number difficult to estimate. We anticipate spending approximately $12 million to $15 million on sustaining capital projects in 2021, with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2021 and we may adjust our investment plans as our expectations for 2021, particularly those expectations affected by the COVID-19 pandemic, change. We anticipate our 2021 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2021, we had cash of $36.0 million, compared with cash of $19.5 million at December 31, 2020. In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). The loan matures on April 18, 2022 and bears interest at a rate of 1% per annum. We were required to begin monthly payments of principal and interest in the amount of $0.6 million in November 2020, but due to extensions of the program and delays in the forgiveness application process, we do not expect to make any payments on the loan until a decision is made on our forgiveness application. We may prepay the loan at any time prior to maturity with no prepayment penalties. We used the funds exclusively for allowed payroll, benefits and other expenses and expect the majority of the loan, if not all, will be forgiven. During the second quarter of 2020, the program was amended to allow borrowers to choose either an eight-week or 24-week period to use the funds. We elected to use the 24-week period, which ended in October 2020. The amount eligible for forgiveness is based on the amount of loan proceeds used by us (during the 24-week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), subject to certain limitations and reductions in accordance with the CARES Act. We submitted our application for forgiveness of the full $10 million loan in November 2020. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2.0 million, we expect to be subject to an audit to review our eligibility under the PPP. The timing and scope of the audit remains unclear and as a result we are not able to forecast when we can expect a decision on loan forgiveness. We do not expect the audit will impact our eligibility for forgiveness under the PPP. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.
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
The following summarizes our cash flow activity for the three months ended March 31, 2021, and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$19,109	$14,771
Cash flows used in investing activities	$(2,313)	$(924)
Cash flows (used in) provided by financing activities	$(292)	$9,951

Operating Activities
Total cash provided by operating activities through March 31, 2021, was $19.1 million, an increase of $4.3 million compared with the first three months of 2020 due to increased potash and Trio® sales.

Investing Activities
    Total cash used in investing activities increased by $1.4 million in the first three months of 2021, compared with the same period in 2020. Cash used for capital investments decreased by $3.3 million compared to the first quarter of 2020 as we continue to prudently manager cash flow in light of economic uncertainty caused by the COVID-19 pandemic. The first quarter of 2020 also benefited from $4.8 million in proceeds from a land sale from our Intrepid South ranch.
Financing Activities
Total cash used in financing activities increased by $10.2 million as we did not make any additional borrowings under our credit facility during the first quarter of 2021, as compared to $10 million in additional borrowings under our credit facility during the first quarter of 2020.
Senior Notes—As of March 31, 2021, we had outstanding $15 million of Series B Senior Notes, due on April 14, 2023.
    The agreement governing the Series B Senior Notes contains certain financial covenants, including the following:
•We are required to maintain a minimum fixed charge coverage ratio of 1.3 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our fixed charge coverage ratio as of March 31, 2021, was 7.5 to 1.0.
•We are allowed a maximum leverage ratio of 3.5 to 1.0 as of the last day of each quarter, measured based on the previous four quarters. Our leverage ratio as of March 31, 2021, was 2.0 to 1.0.
    Fixed charge coverage ratio and leverage ratio are calculated in accordance with the agreement governing the Series B Senior Notes, each of which includes earnings before interest, taxes, depreciation and amortization ("EBITDA") as a component. As of March 31, 2021, we were in compliance with all applicable covenants under the Series B Senior Notes.
    For the three months ended March 31, 2021, and the three months ended March 31, 2020, the interest rates on the Series B Notes was 4.63%. This rate represents the lowest interest rate available under the Series B Senior Notes. The interest rate may adjust upward if we do not continue to meet certain financial covenants.
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
    Our outstanding long-term debt, net, as of March 31, 2021, and December 31, 2020, was as follows (in thousands):

	March 31, 2021	December 31, 2020
Notes and Payroll Protection Loan	$24,978	$25,000
Less current portion of long-term debt	(10,000)	(10,000)
Less deferred financing costs	(66)	(74)
Long-term debt, net	$14,912	$14,926

Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of March 31, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2021, we made no borrowings and we made no repayments under the facility. As of March 31, 2021, and December 31, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $35.0 million available to be borrowed under the facility as of March 31, 2021.
As of March 31, 2021, we were in compliance with all applicable covenants under the revolving credit facility.

    During the three months ended March 31, 2020, we borrowed $10 million under the facility and made no repayments.
    As of April 30, 2021, we had $29.8 million of borrowings, $1.0 million in outstanding letters of credit under the facility, and approximately $46.0 million in cash. Including the outstanding letters of credit, we had $35.0 million available to be borrowed under the facility.
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
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2020, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2020.

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
    Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021		2020
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$43,578	$23,694	$33,791	$22,581
Less: Segment byproduct sales	5,784	1,180	3,973	1,380
Freight costs	4,809	6,440	4,540	6,534
Subtotal	$32,985	$16,074	$25,278	$14,667

Divided by:
Tons sold	117	69	99	76
Average net realized sales price per ton	$282	$233	$255	$193

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2020, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2021 through January 31, 2021	—	—	—	N/A
February 1, 2021 through February 28, 2021	—	$—	—	N/A
March 1, 2021, through March 31, 2021	5,468	$37.15	—	N/A
Total	5,468	$37.15	—	N/A
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

INTREPID POTASH, INC. (Registrant)

Dated: May 4, 2021	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2021	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)