Form 10-Q
period 2021-06-30
Intrepid Potash, Inc.
filed 2021-08-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of July 27, 2021, the registrant had outstanding 13,453,960 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$53,250	$19,515
Accounts receivable:
Trade, net	23,029	22,795
Other receivables, net	2,470	1,577
Inventory, net	74,760	88,673
Prepaid expenses and other current assets	2,854	3,228
Total current assets	156,363	135,788

Property, plant, equipment, and mineral properties, net	341,984	355,497
Water rights	19,184	19,184
Long-term parts inventory, net	29,044	28,900
Other assets, net	10,545	10,819
Total Assets	$557,120	$550,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,206	$7,278
Accrued liabilities	15,015	12,701
Accrued employee compensation and benefits	8,664	4,422
Current portion of long-term debt, net	—	10,000
Other current liabilities	34,812	32,816
Total current liabilities	65,697	67,217

Advances on credit facility	29,817	29,817
Long-term debt, net	—	14,926
Asset retirement obligation	24,780	23,872
Operating lease liabilities	1,413	2,136
Other non-current liabilities	878	961
Total Liabilities	122,585	138,929
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,121,087 and 13,049,820 shares outstanding
at June 30, 2021, and December 31, 2020, respectively	13	13
Additional paid-in capital	658,163	656,837
Accumulated deficit	(223,641)	(245,591)
Total Stockholders' Equity	434,535	411,259
Total Liabilities and Stockholders' Equity	$557,120	$550,188
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$67,888	$46,450	$139,351	$110,434
Less:
Freight costs	10,115	8,735	22,193	20,595
Warehousing and handling costs	2,378	2,065	5,010	4,969
Cost of goods sold	41,196	34,008	88,841	77,055
Lower of cost or net realizable value inventory adjustments	—	2,241	—	2,791
Gross Margin (Deficit)	14,199	(599)	23,307	5,024

Selling and administrative	6,612	6,673	12,403	13,272
Accretion of asset retirement obligation	441	434	882	869
Litigation settlement	—	—	—	10,075
(Gain) loss on sale of assets	(2,567)	234	(2,565)	(4,462)
Other operating (income) expense	(583)	269	(577)	258
Operating Income (Loss)	10,296	(8,209)	13,164	(14,988)

Other Income (Expense)
Interest expense, net	(918)	(635)	(1,344)	(1,427)
Interest income	—	—	—	116
Other income	8	(28)	17	(12)
Gain on extinguishment of debt	10,113	—	10,113	—

Income (Loss) Before Income Taxes	19,499	(8,872)	21,950	(16,311)

Income Tax Benefit	—	—	—	42
Net Income (Loss)	$19,499	$(8,872)	$21,950	$(16,269)

Weighted Average Shares Outstanding:
Basic	13,089	12,979	13,071	12,968
Diluted	13,338	12,979	13,335	12,968
Earnings Per Share:
Basic	$1.49	$(0.68)	$1.68	$(1.25)
Diluted	$1.46	$(0.68)	$1.65	$(1.25)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
Net income	—	—	—	21,950	21,950
Stock-based compensation	—	—	1,655	—	1,655
Exercise of stock options	4,913	—	51	—	51
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	66,354	—	(380)	—	(380)
Balance, June 30, 2021	13,121,087	$13	$658,163	$(223,641)	$434,535

	Three-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2021	13,065,654	$13	$657,566	$(243,140)	$414,439
Net income	—	—	—	19,499	19,499
Stock-based compensation	—	—	765	—	765
Exercise of stock options	725	—	7	—	7
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	54,708	—	(175)	—	(175)
Balance, June 30, 2021	13,121,087	$13	$658,163	$(223,641)	$434,535

	Six-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	12,955,351	$13	$653,080	$(218,437)	$434,656
Net loss	—	—	—	(16,269)	(16,269)
Stock-based compensation	—	—	1,995	—	1,995
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	50,773	—	(174)	—	(174)
Balance, June 30, 2020	13,006,124	$13	$654,901	$(234,706)	$420,208

	Three-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	12,964,350	$13	$654,063	$(225,834)	$428,242
Net loss	—	—	—	(8,872)	(8,872)
Stock-based compensation	—	—	965	—	965
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	41,774	—	(127)	—	(127)
Balance, June 30, 2020	13,006,124	$13	$654,901	$(234,706)	$420,208
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$21,950	$(16,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,079	17,629
Accretion of asset retirement obligation	882	869
Amortization of deferred financing costs	194	161
Amortization of intangible assets	161	161
Stock-based compensation	1,655	1,995
Lower of cost or net realizable value inventory adjustments	—	2,791
(Gain) loss on disposal of assets	(2,565)	(4,462)
Gain on extinguishment of debt	(10,113)	—
Allowance for doubtful accounts	—	275
Allowance for parts inventory obsolescence	—	492
Other	—	(116)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(235)	4,218
Other receivables, net	(893)	(735)
Inventory, net	13,767	8,861
Prepaid expenses and other current assets	495	1,430
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	6,023	1,528
Operating lease liabilities	(1,061)	(1,050)
Other liabilities	3,097	5,770
Net cash provided by operating activities	51,436	23,548

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(6,626)	(10,645)
Long-term investment	—	(3,500)
Proceeds from sale of assets	6,042	4,786
Net cash used in investing activities	(584)	(9,359)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Debt prepayment costs	(505)	—
Repayments of long-term debt	(15,000)	(20,000)
Proceeds from short-term borrowings on credit facility	—	10,000
Payments of financing lease	(1,258)	—
Capitalized debt fees	—	(36)
Employee tax withholding paid for restricted stock upon vesting	(380)	(174)
Proceeds from loan under CARES Act	—	10,000
Proceeds from exercise of stock options	51	—
Net cash used in financing activities	(17,092)	(210)

Net Change in Cash, Cash Equivalents and Restricted Cash	33,760	13,979
Cash, Cash Equivalents and Restricted Cash, beginning of period	20,184	21,239
Cash, Cash Equivalents and Restricted Cash, end of period	$53,944	$35,218

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$777	$1,644
Income taxes	$91	$1
Amounts included in the measurement of operating lease liabilities	$1,169	$1,267
Accrued purchases for property, plant, equipment, and mineral properties	$1,420	$1,830
Right-of-use assets exchanged for operating lease liabilities	$340	$104
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
    We have water rights in New Mexico to support our mining and industrial operations. Water we do not use to support our mining and industrial operations we sell primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to such customer's operations in the oil and gas industry.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. Most amendments within this standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on January 1, 2021. The effect of the adoption of this standard was immaterial on our condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19,499	$(8,872)	$21,950	$(16,269)

Basic weighted-average common shares outstanding	13,089	12,979	13,071	12,968
Add: Dilutive effect of restricted stock	185	—	199	—
Add: Dilutive effect of stock options	64	—	65	—
Diluted weighted-average common shares outstanding	13,338	12,979	13,335	12,968

Basic	$1.49	$(0.68)	$1.68	$(1.25)
Diluted	$1.46	$(0.68)	$1.65	$(1.25)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive effect of restricted stock	96	193	80	184

Anti-dilutive effect of stock options outstanding	62	311	100	312

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2021, and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$53,250	$34,552
Restricted cash included in other current assets	175	150
Restricted cash included in other long-term assets	519	516
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$53,944	$35,218
    Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Finished goods product inventory	$33,968	$48,961
In-process inventory	29,860	28,833
Total product inventory	63,828	77,794
Current parts inventory, net	10,932	10,879
Total current inventory, net	74,760	88,673
Long-term parts inventory, net	29,044	28,900
Total inventory, net	$103,804	$117,573
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million as of June 30, 2021, and December 31, 2020, respectively.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded inventory charges of $2.2 million and $2.8 million for the three and six months ended June 30, 2020, respectively. We recorded no inventory charges during the three and six months ended June 30, 2021.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$24,136	$27,263
Ponds and land improvements	68,215	67,843
Mineral properties and development costs	144,093	143,955
Buildings and plant	82,457	81,692
Machinery and equipment	268,346	265,121
Vehicles	6,281	5,919
Office equipment and improvements	9,113	9,083
Operating lease ROU assets	8,629	9,622
Breeding stock	275	260
Construction in progress	4,314	1,710
Total property, plant, equipment, and mineral properties, gross	$615,859	$612,468
Less: accumulated depreciation, depletion, and amortization	(273,875)	(256,971)
Total property, plant, equipment, and mineral properties, net	$341,984	$355,497

In May 2021, we sold approximately 330 acres of land we owned in Texas for $6.0 million and recorded a gain of $2.8 million. In March 2020, we sold approximately 320 acres of land for $4.8 million and recorded a gain of $4.7 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation	$7,356	$7,363	$14,851	$14,654
Depletion	721	136	2,196	1,888
Amortization of right of use assets	521	544	1,032	1,087
Total incurred	$8,598	$8,043	$18,079	$17,629
Note 7 — DEBT
    Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
The agreement governing our revolving credit facility contains certain financial covenants, including the following:
•We are allowed a maximum leverage ratio of 3.25 to 1.0, calculated as of the last day of each quarter by dividing the difference between total debt outstanding less unrestricted cash by consolidated earnings before interest, taxes, depreciation, and amortization ("Consolidated EBITDA") for the previous four quarters. Because our unrestricted cash balance was greater than our outstanding debt balance, our leverage ratio as of June 30, 2021, was zero.
•We are required to maintain a fixed charge coverage ratio of 1.2 to 1.0 as of the last day of each quarter, calculated by dividing the difference of Consolidated EBITDA for the previous four quarters less a fixed capital expenditures amount of $15 million and less cash taxes paid during the previous four quarters by interest expense for the previous four quarters. As of June 30, 2021, our fixed charge coverage ratio was 16.9 to 1.0.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2021, we made no borrowings and we made no repayments under the facility. As of June 30, 2021, and December 31, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of June 30, 2021.
As of June 30, 2021, we were in compliance with all applicable covenants under the revolving credit facility.
    During the six months ended June 30, 2020, we borrowed $10 million under the facility and made no repayments.
    PPP Loan—In April 2020, we received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. We submitted our application for forgiveness of the full amount of the loan in November 2020. In June 2021, we received notice that the Small Business Administration had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
Senior Notes—In June 2021 we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes due April 14, 2023 (the "Series B Senior Notes") and satisfied all obligations under the Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among the Company and each of the purchasers named therein (as amended, the "Note Purchase Agreement"). In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated.
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.9 million and $0.7 million for the three months ended June 30, 2021, and 2020, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2021, and 2020, respectively.
    Amounts included in interest expense, net for the three months ended June 30, 2021, and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on debt borrowings	$302	$584	$667	$1,363
Make-whole payments	503	—	505	—
Amortization of deferred financing costs	126	75	194	161
Gross interest expense	931	659	1,366	1,524
Less capitalized interest	(13)	(24)	(22)	(97)
Interest expense, net	$918	$635	$1,344	$1,427

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at June 30, 2021, and December 31, 2020. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 18 years. At June 30, 2021, and December 31, 2020, these intangible assets had a net book value of $5.7 million and $5.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $53.3 million and $19.5 million at June 30, 2021, and December 31, 2020, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset retirement obligation, at beginning of period	$24,313	$22,685	$23,872	$22,250
Liabilities settled	—	(116)	—	(116)
Changes in estimated obligations	26	—	26	—
Accretion of discount	441	434	882	869
Total asset retirement obligation, at end of period	$24,780	$23,003	$24,780	$23,003

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

Contract Balances: As of June 30, 2021, and December 31, 2020, we had $33.6 million and $30.4 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery, which we expect will be sourced from our existing long-term water rights. Our deferred revenue activity for the three and six months ended June 30, 2021, and 2020 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$33,842	$17,086	$30,418	$16,612
Additions	—	5,736	3,972	9,646
Recognized as revenue during period	(211)	(132)	(759)	(3,568)
Ending balance	$33,631	$22,690	$33,631	$22,690

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2021, and 2020. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,881	$—	$—	$(60)	$32,821
Trio®	—	26,340	—	—	26,340
Water	520	514	1,783	—	2,817
Salt	2,008	70	—	—	2,078
Magnesium Chloride	1,880	—	—	—	1,880
Brine Water	404	—	229	—	633
Other	—	—	1,319	—	1,319
Total Revenue	$37,693	$26,924	$3,331	$(60)	$67,888

	Six Months Ended June 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$70,675	$—	$—	$(122)	$70,553
Trio®	—	48,855	—	—	48,855
Water	1,679	1,498	5,125	—	8,302
Salt	4,047	266	—	—	4,313
Magnesium Chloride	3,908	—	—	—	3,908
Brine Water	961	—	434	—	1,395
Other	—	—	2,025	—	2,025
Total Revenue	$81,270	$50,619	$7,584	$(122)	$139,351

	Three Months Ended June 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,549	$—	$—	$(74)	$21,475
Trio®	—	18,832	—	—	18,832
Water	112	404	2,029	—	2,545
Salt	1,701	15	—	—	1,716
Magnesium Chloride	952	—	—	—	952
Brine Water	212	—	161	—	373
Other	—	—	557	—	557
Total Revenue	$24,526	$19,251	$2,747	$(74)	$46,450

	Six Months Ended June 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$51,367	$—	$—	$(203)	$51,164
Trio®	—	40,033	—	—	40,033
Water	695	1,651	8,690	—	11,036
Salt	3,797	148	—	—	3,945
Magnesium Chloride	1,711	—	—	—	1,711
Brine Water	747	—	192	—	939
Other	—	—	1,606	—	1,606
Total Revenue	$58,317	$41,832	$10,488	$(203)	$110,434

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2021, approximately 0.6 million shares remained available for issuance under the Plan.
    In May 2021, the Compensation Committee granted 16,535 shares of restricted stock to non-employee directors. The restricted shares vest one year after the date of grant, subject to continued employment. In March 2021, the Compensation Committee granted 42,445 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. As of June 30, 2021, the following awards were outstanding under the Plan (in thousands):

Outstanding as of June 30, 2021
Restricted Shares	336

Non-qualified Stock Options	288

    Total share-based compensation expense was $0.8 million and $1.0 million for the three months ended June 30, 2021, and 2020, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, we had $4.6 million of total remaining unrecognized compensation expense related to awards, that is expected to be recognized over a weighted-average period of 1.5 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    During the three months ended June 30, 2021, and 2020, we incurred no income tax expense. During the six months ended June 30, 2021, we incurred no income tax expense. During the six months ended June 30, 2020, we recognized an immaterial amount of income tax benefit. Our effective tax rate for the three months ended June 30, 2021, and 2020, and the six months ended June 30, 2021, and 2020, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2021, and December 31, 2020, we had $23.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $22.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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

Water Rights
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico ("adjudication court"). This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenged the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. In August 2019, the parties stipulated to the jurisdiction of the adjudication court. To promote settlement, the adjudication court established a settlement schedule and ordered a trial date in August 2020 if the parties have not reached a settlement by that time. The trial date was subsequently rescheduled and a virtual trial began on December 8, 2020 and concluded on December 18, 2020. We expect a ruling from the adjudication court in late summer of 2021.
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
In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. We are continuing to work with the customer to resolve this issue. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter installment due from the customer as we continue to work to resolve the issue. If we are not able to resolve the issue, we may have to repay the $32.5 million outstanding contract liability we have with this customer as of June 30, 2021. More detail on our contract liabilities can be found in Note 11—Revenue.

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
    As of June 30, 2021, and December 31, 2020, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on our credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the first six months of 2021.
    As of December 31, 2020, the estimated fair value of our outstanding Series B Senior Notes was $15 million. The fair value of our Notes was estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Three Months Ended June 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$37,693	$26,924	$3,331	$(60)	$67,888
Less: Freight costs	4,138	6,037	—	(60)	10,115
Warehousing and handling costs	1,306	1,072	—	—	2,378
Cost of goods sold	22,118	16,653	2,425	—	41,196
Gross Margin	$10,131	$3,162	$906	$—	$14,199
Depreciation, depletion, and amortization incurred[1]	$6,460	$1,376	$700	$143	$8,679

Six Months Ended June 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$81,270	$50,619	$7,584	$(122)	$139,351
Less: Freight costs	9,838	12,477	—	(122)	22,193
Warehousing and handling costs	2,762	2,248	—	—	5,010
Cost of goods sold	49,867	32,801	6,173	—	88,841
Gross Margin	$18,803	$3,093	$1,411	$—	$23,307
Depreciation, depletion, and amortization incurred[1]	$13,637	$2,883	$1,388	$332	$18,240

Three Months Ended June 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$24,526	$19,251	$2,747	$(74)	$46,450
Less: Freight costs	3,286	5,523	—	(74)	8,735
Warehousing and handling costs	1,204	861	—	—	2,065
Cost of goods sold	17,650	14,222	2,136	—	34,008
Lower of cost or net realizable value inventory adjustments	371	1,870	—	—	2,241
Gross Margin (Deficit)	$2,015	$(3,225)	$611	$—	$(599)
Depreciation, depletion, and amortization incurred[1]	$5,742	$1,516	$657	$209	$8,124

Six Months Ended June 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$58,317	$41,832	$10,488	$(203)	$110,434
Less: Freight costs	8,727	12,071	—	(203)	20,595
Warehousing and handling costs	2,500	2,469	—	—	4,969
Cost of goods sold	40,370	31,652	5,033	—	77,055
Lower of cost or net realizable value inventory adjustments	371	2,420	—	—	2,791
Gross Margin (Deficit)	$6,349	$(6,780)	$5,455	$—	$5,024
Depreciation, depletion and amortization incurred[1]	$13,054	$3,025	$1,289	$422	$17,790
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about, among other things, our future results of operations and financial position, our business strategy and plans, our ESG (as defined below) initiatives and our objectives for future operations. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward-looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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
•our ability to comply with the terms of our revolving credit facility, including the underlying covenants, to avoid a default under that agreement;
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
•the impact of the COVID-19 pandemic on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our subsequent Quarterly Reports on Form 10-Q.

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
    We have water rights in New Mexico to support our mining and industrial operations. Water we do not use to support our mining and industrial operations we sell primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to such customer's operations in the oil and gas industry.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
We are committed to a goal of providing consistent returns to our shareholders while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our Environmental, Social, and Governance (“ESG”) goals will allow us to better create long-term value for our investors. We have made our ESG program a key initiative for our management team and we are committed to a plan to provide focused reporting on those ESG issues that we believe are the most relevant to our business and important to our stakeholders. We understand that clearly disclosing the goals and metrics related to our ESG programs will allow our stakeholders to be informed about our progress and we look forward to expanding our disclosures in future periods. A summary of our ESG goals under the United Nations Sustainable Development Goals framework is available on our website at intrepidpotash.com. An update on recent ESG highlights and initiatives is shown below.
Commitment to the Environment
We rely on the environments, resources and ecosystems surrounding our locations in all segments of our business. We work closely with our communities and make it a priority to protect the natural resources surrounding our operations.
–Full-Cycle Water Management - We are actively developing water treatment and recycling operations in the Delaware Basin. Recycled water will help reduce the produced water traditionally used in oil and gas operations and reduce the amount of produced water that is injected into produced water disposal wells.
–Solar solution mining potash - All of our potash is currently produced at solar solution mines, one of the most environmentally friendly and energy efficient mining techniques. We inject a naturally occurring, salt saturated brine solution into underground caverns or previously shuttered mine workings. This brine selectively dissolves the remaining potash, which is then pumped back to the surface and into evaporation ponds. During the spring and summer months, the brine naturally evaporates, leaving only the salt and potash solids in the ponds, which we then process into the products we sell. By using solar energy, we do not need to burn natural gas or coal to evaporate our brine ponds.
–Salt laydown at the Bonneville Salt Flats - We are committed to helping maintain the environments in which we operate, one of which is the Bonneville Salt Flats near our Wendover, UT mine. Since 2005, we have donated free of cost to the BLM nearly 7 million tons of salt that has been deposited on the racetrack to help preserve this unique attraction in northwest Utah.
–We are the only OMRI-listed potash and langbeinite producer in the United States. We became OMRI-listed in 2007 for our langbeinite, or Trio®, product, and in 2018 for our potash products at our Moab and Wendover operating facilities. We are also registered in the Organic Input Material Program through the California Department of Food and Agriculture, a program which registers fertilizers that can be used in organic crop and food production.
–We work closely with the Bureau of Land Management and other government and regulatory agencies to preserve historical sites near our operations such as the Maroon Cliffs in Carlsbad, New Mexico and petroglyphs near our Utah operations. We also work with and have supported agencies dedicated to studying and protecting endangered species near our operations such as the sand dune lizards in New Mexico.
Our Social Impact and Supporting our Communities
Our employees live and work in small, tight knit communities and we are deeply involved in volunteering and being active community members.
Our New Mexico operations have partnered with the United Way of Carlsbad and South Eddy County since 2004, participating in a variety of community-focused events and activities such as United Way's annual Day of Caring event. We encourage all our employees to volunteer in their communities and we offer all our full-time employees three paid volunteer days each year to support either a charitable organization of their choosing or participate in an Intrepid sponsored volunteer project.
We recently partnered with the Dead Horse Point State Park which overlooks our Moab, Utah facility to update information regarding our facilities and how we utilize the natural environment and climate in Moab to produce potash. In previous years, we proudly funded the construction of numerous bike trails in the park, known as the Intrepid Trail System.
Our Commitment to a Diverse Workforce
We are committed to a recruitment and hiring process that emphasizes and embraces diversity. We believe a diverse workforce leads to greater collaboration, innovation, and improves shareholder returns and we celebrate the great value the differences in our people bring to our organization. We support a variety of organizations within our communities including the

Women's Leadership Foundation, a Colorado based organization with the goal of opening more board of director positions to women leaders in Colorado and beyond.
Our Commitment to Safety
Safety audits are conducted across all our locations to ensure a thoughtful approach can be taken that increases the safe execution of all tasks. Through our audits and dialogue, we educate ourselves and understand the potential hazards present, create best practices that can be shared, and address areas where improvements can be made. Prior to each task, employees are required to: assemble the proper personal protection equipment, tools, permits, etc., make sure the area is safe for employees and contractors, discuss the task with all stakeholders, and understand how the task is related to the overall business.
We conduct safety audits of our operations on a monthly basis. The data from these safety audits is collected to analyze where, what, and why gaps exist, and to provide meaningful information that results in safer work for our employees.
Business Ethics
Since inception, Intrepid has placed the highest emphasis on conducting its business with honesty and integrity. These standards are expected of management and employees alike, and we continuously strive to create a corporate culture of honesty, integrity, and trust.
The policies we have developed are intended to:
–Maintain and communicate our core value of integrity and disseminate our core values and the legal requirements applicable to good business conduct and ethical behavior.
–Annual refresher training on company policies, values, interpreting laws, and handling a variety of potential company-related issues and situations.
–Resources for employees to report any suspected violations of our company policies, including, an anonymous employee hotline via phone and internet.
–Provide clear and well-defined procedures by which employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our Business Ethics policies.
–Maintain and communicate a Code of Business Conduct and Ethics which clearly articulates the company’s values, culture, and practices.
COVID-19 Response
We took quick and decisive action in early 2020 to limit the impacts of COVID-19 on our employees and operations. We instituted a work-from-home policy for employees when possible, providing additional resources to ensure our employees could be successful and supported in their new work environment. When work-from-home was not possible, we implemented strict social distancing measures at our operation facilities along with staggered schedules where possible.
Other actions included:
–Consistent review of staffing to ensure meeting state and federal guidelines
–Provided additional resources to employees for their continued physical, mental, and financial well-being
–Implemented strict visitor restrictions at our sites and limited corporate travel
–Additional cleaning protocols at all our sites
–Held on-site vaccination clinics at no cost to our employees
As vaccinations become readily available across the country we have begun to relax certain restrictions on our social distancing and work-from-home policies for vaccinated employees. We will continue to monitor state and federal guidelines and recommendations, issued by the Centers for Disease Control, World Health Organization and local governments and will revise our company policies accordingly.

Significant Business Trends and Activities
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
    Our 2020 results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. Economic activity is improving in 2021 with most cities and states reducing restrictions when compared to the summer of 2020. However, governmental authorities may reinstate other restrictive orders due to a continued resurgence of COVID-19 related cases. Such restrictive actions may lead to further or continued decreases in the demand for oil and may impact our other operations if expanded restrictions are deemed necessary to mitigate the public health effects of the COVID-19 pandemic. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase other restrictive orders, such actions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Potash sales volume increased 24% and 20% in the second quarter and first half of 2021, respectively, when compared to the prior year periods. Fertilizer demand remains strong across the country as higher commodity prices support robust application rates in most of our markets. Our sales volumes into industrial markets improved slightly in the second quarter of 2021 compared to the prior year, as oilfield activity continues to recover from COVID-19 related impacts. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19, and activity remains below pre-pandemic levels. We have been successful in shifting sales towards our growing animal feed and organic markets and also continuing to expand our sales into high-margin agricultural areas near our operations. Additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
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
    Our potash average net realized sales price per ton increased to $319 for the three months ended June 30, 2021, compared to $256 for the same period in 2020 as multiple price increases announced in recent quarters begin to materialize in our results. Potash price continued to move higher in the second quarter of 2021 as strong demand and limited supply, particularly in the barge market, pushed spot pricing up significantly towards the end of the second quarter. In June 2021, we announced a $90 increase to our sales price per ton to reflect the current market, although the majority of our third quarter sales were committed prior to this price increase. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    With potash sales comprising 51% of our total sales in the first six months of 2021, potash prices continue to be a significant driver of our profitability. Pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, and currency fluctuations also influence pricing.

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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton increased 30% and 26% during the second quarter and first half of 2021, respectively, as compared to the same periods of 2020. Similar to our potash sales, our second quarter and year to date results benefited from the multiple price increases announced in recent quarters. We increased our Trio® price per ton by $35 in late June 2021 in response to the increased potash spot price as discussed above. Unlike potash, we had minimal volumes committed prior to the price increase and expect the majority of this price increase will be realized in our third quarter results. Our ability to recognize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    Trio® sales volume increased 17% and 4% in the second quarter and first half of 2021, respectively, when compared to the prior year periods. Higher commodity pricing led to strong demand in our domestic markets which more than offset reduced international sales. We expect to remain very selective in international markets as we focus on growing our domestic Trio® sales.
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
• Water sales. In the second quarter of 2021, total water sales were $2.8 million compared to $2.5 million during the same period of 2020. Oilfield activity is increasing in the areas we operate and we expect water sales will continue to improve in the second half of 2021. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will improve as the year continues, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future drilling activities difficult.
    An update to legal proceedings concerning our water rights is contained in Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $5.4 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020, and $12.4 million for the six months ended June 30, 2021, compared to $8.7 million for the comparable prior year period. The increase for both the three and six month periods was due to increased byproduct water and brine sales as oilfield activity continues to recover from COVID-19 related impacts. Magnesium chlorides sales also increased in both periods due to increased product availability compared to the prior year. Wet weather in the summer of 2019 significantly limited our production of magnesium chloride and we had less product to sell in the first half of 2020.
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

In March 2020, we sold approximately 320 acres of fee land from our Intrepid South property for $4.8 million and recognized a gain on the sale of the land of $4.7 million. The terms of the sale were highly restrictive and only allow the buyer to drill Acid Gas Injection ("AGI") wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide ("H2S"). No water rights were included in the land sale, we retained surface access, and we restricted the use of caliche located on the property to the acreage that was sold in order to prevent sales to third parties or decrease future sales to the buyer. Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to such customer's operations in the oil and gas industry. We may have additional strategic sales of small parcels of land in the future.
In May 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. Unlike the strategic land sale completed in March 2020 discussed above, we did not include any restrictions on the buyer of this land.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales[1]	$67,888	$46,450	$139,351	$110,434

Cost of goods sold	$41,196	$34,008	$88,841	$77,055

Gross Margin (Deficit)	$14,199	$(599)	$23,307	$5,024

Selling and administrative	$6,612	$6,673	$12,403	$13,272

Net Income (Loss)	$19,499	$(8,872)	$21,950	$(16,269)

Average net realized sales price per ton[2]
Potash	$319	$256	$300	$256
Trio®	$271	$208	$251	$200
1Sales include sales of byproducts which were $5.4 million and $3.4 million for the three months ended June 30, 2021, and 2020, respectively, and $12.4 million and $8.7 million for the six months ended June 30, 2021, and 2020, respectively..
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2021, and 2020
Our total sales for the three months ended June 30, 2021 increased $21.4 million, or 46%, as compared to the three months ended June 30, 2020. Our potash sales increased $11.3 million, or 53%, during the second quarter of 2021 as compared to the second quarter of 2020, as we sold 24% more tons and our average net realized sales price per ton increased 25% in the second quarter of 2021. The increase in tons sold during the second quarter of 2021, compared to the second quarter of 2020, was driven mainly by selling 28% more tons of potash into the agricultural market. Rising crop prices and the economic rebound from the COVID-19 pandemic created greater demand for potash. Our potash average net realized sales price per ton increased 25% due to multiple price increases announced since the fourth quarter of 2020.
Our Trio® sales increased $7.5 million, or 40%, in the second quarter of 2021, as compared to the second quarter of 2020, as our average net realized sales price per ton increased 30%, combined with a 17% increase in tons sold. Our Trio® average net realized sales price per ton increased due to multiple price increases announced since the fourth quarter of 2020. Our Trio® tons sold increased in the second quarter of 2021, as compared to the second quarter of 2020, due to rising crop prices and the economic rebound from the COVID-19 pandemic.
Our total water sales, including byproduct water sales, increased $0.3 million, or 11%, in the second quarter of 2021, compared to the second quarter of 2020. During the second quarter 2021, our byproduct water sales increased $0.5 million, or 100%, compared to the second quarter of 2020, while our water sales recorded in our oilfield solutions segment decreased $0.2 million, or 12%. The overall increase in total water sales was due to increased oilfield activities due to the economic rebound from the COVID-19 pandemic.
Our total byproduct sales, increased $2.0 million in the second quarter of 2021, compared to the second quarter of 2020, due to a $0.9 million increase in magnesium chloride sales, a $0.5 million increase in byproduct water sales as discussed above, a $0.4 million increase in byproduct salt sales, and a $0.2 million increase in brine water sales. Magnesium chloride sales improved as we had more product to sell during the second quarter of 2021, as compared to the second quarter of 2020, due to the above average evaporation during the summer of 2020. Byproduct salt sales increased in the second quarter of 2021, compared to the second quarter of 2020, as we sold more salt from our East facility in New Mexico. Brine water sales increased in the second quarter of 2021, compared to the second quarter of 2020, due to the increase in oilfield activities.
Cost of Goods Sold
Our total cost of goods sold increased $7.2 million, or 21%, during the second quarter of 2021 compared to the second quarter of 2020. Our potash cost of goods sold increased by $4.5 million, or 25%, during the second quarter of 2021 compared to the second quarter of 2020, driven mainly by a 24% increase in potash tons sold. Our Trio® cost of goods sold increased $2.4 million, or 17%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to a 17% increase in Trio® tons sold. Our cost of goods sold for the Oilfield Solutions Segment increased $0.3 million, or 14%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as we incurred increased rental and electrical costs.
Gross Margin
During the second quarter of 2021, we generated a gross margin of $14.2 million compared to a negative gross margin of $0.6 million during the second quarter of 2020, due to the factors discussed above.
Gain on Sale of an Asset
In May 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. Unlike the strategic land sale completed in March 2020 discussed below, we did not include any restrictions on buyer of this land.
Interest Expense
    During the second quarter of 2021, our interest expense increased $0.3 million as compared to the second quarter of 2020, due to paying a $0.5 million "make-whole" payment related to the early prepayment of our Series B Senior Notes in June 2021, partially offset by incurring less interest in the second quarter of 2021 as we prepaid our Series C Senior Notes in July 2020.
Gain on Extinguishment of Debt
    In June 2021, we received notice that the Small Business Administration ("SBA") had remitted funds to our bank to fully repay our $10 million loan we received in April 2020 under the Paycheck Protection Program (the "PPP") under the CARES Act. We elected to record the proceeds received under the PPP loan as debt and apply debt accounting prescribed under Accounting Standards Codification Topic 470. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the $10 million PPP loan and the associated accrued interest on the loan.
Net Income
    We generated net income of $19.5 million for the three months ended June 30, 2021, compared to a net loss of $8.9 million in the same period in 2020, due to the factors discussed above.
Consolidated Results for the Six Months Ended June 30, 2021, and 2020
Our total sales for the six months ended June 30, 2021, increased $28.9 million or 26%, as compared to the six months ended June 30, 2020. Our potash sales during the first half of 2021 increased $19.4 million, or 38%, compared to the first half of 2020. We sold 20% more tons of potash during the first half of 2021, compared to the first half of 2020, as rising crop prices and the economic rebound from the COVID-19 pandemic created greater demand for potash. Our potash average net realized sales price per ton also increased 17% in the first half of 2021, compared to the first half of 2020, due to multiple price increases announced since the fourth quarter of 2020.
Our Trio® sales increased $8.8 million or 22% during the first half of 2021, compared to the first half of 2020. Our Trio® average net realized sales price per ton increased 26% during the first half of 2021, compared to the first half of 2020, due to multiple price increases announced since the fourth quarter of 2020. We sold 4% more tons of Trio® in the first half of 2021, as strong domestic demand was partially offset by selling fewer tons in the international market.
Our water sales, excluding byproduct water sales, decreased $3.6 million, or 41%, in the first half of 2021, compared to the first half of 2020. Strong water sales during the first quarter of 2020 declined substantially beginning in April 2020 due to the COVID-19 pandemic and related governmental control measures that were implemented. With the easing to varying degrees of the control measures implemented, oil and gas activities near our facilities in New Mexico have increased, but were still below pre-pandemic levels for most of the first half of 2021. Also, a higher percentage of our total water sales for the six months ended June 30, 2021, was byproduct water as compared to same period in 2020.
Our sales of other oilfield solution segment offerings, including caliche, brine water, right-of-way agreements, surface damages and easements, increased $0.4 million, or 26% in the first half of 2021, compared to the first half of 2020, driven by a $0.6 million increase in produced water royalties as operators have increased fracking activities near our facilities in New Mexico as the economy rebounds from the COVID-19 pandemic, partially offset by a decrease in caliche sales.
Our total byproduct sales increased $3.6 million, or 41%, for the six months ended June 30, 2021, compared to the first six months of June 30, 2020, as our byproduct magnesium chloride sales increased $2.2 million, or 128%, our byproduct water sales increased $0.8 million, or 35%, our byproduct salt sales increased $0.4 million, or 9%, and our byproduct brine water sales increased $0.2 million, or 29%. Our byproduct magnesium chloride sales increased as we had more product to sell during 2021 compared to 2020. Our byproduct water sales increased as a higher percentage of our total water sales were byproduct water sales. Our brine water sales increased as oilfield activities have increased with the economic recovery after the COVID-19 pandemic.
Cost of Goods Sold
Our cost of goods sold increased $11.8 million, or 15%, during the first half of 2021 compared to the first half of 2020. Our potash cost of goods sold increased $9.5 million, or 24%, during the first half of 2021, compared to the first half of 2020, as we sold 20% more tons of potash. Our Trio® cost of goods sold increased $1.2 million, or 4%, during the first half of 2021, compared to the first half of 2020, as we sold 4% more tons of Trio®.
Our oilfield solutions cost of goods sold increased $1.1 million, or 23% during the first half of 2021, compared to the first half of 2020, due mainly to increased third-party water purchases during the first quarter of 2021 to meet the significant daily refresh rates for certain frac jobs on our South ranch.
Gross Margin
During the first half of 2021, we generated gross margin of $23.3 million compared to a gross margin of $5.0 million for the first half of 2020, driven by a 26% increase in total sales, partially offset by a 15% increase in our total cost of goods sold, as discussed above.
Gain on Sale of an Asset
In May 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. Unlike the strategic land sale completed in March 2020 discussed below, we did not include any restrictions on the buyer of this land.
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
Gain on Extinguishment of Debt
    We recognized a gain of $10.1 million related to the forgiveness of the $10 million PPP loan and the associated accrued interest on the loan, as discussed above.
    Litigation Settlement
    In March 2020, we reached an agreement with Mosaic to settle ongoing litigation. As part of the matter we paid Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation.
Selling and Administrative Expense
    During the first half of 2021, selling and administrative expenses decreased 7% as compared to the first half of 2020. We incurred more legal expenses in the first half of 2020 related to the settlement of ongoing litigation discussed above.
    Net Income
    We generated net income of $22.0 million for the six months ended June 30, 2021, as compared to a net loss of $16.3 million for the six months ended June 30, 2020, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2021	2020	2021	2020
Sales[1]	$37,693	$24,526	$81,270	$58,317
Less: Freight costs	4,138	3,286	9,838	8,727
Warehousing and handling costs	1,306	1,204	2,762	2,500
Cost of goods sold	22,118	17,650	49,867	40,370
Lower of cost or net realizable value inventory adjustments	—	371	—	371
Gross Margin	$10,131	$2,015	$18,803	$6,349
Depreciation, depletion, and amortization incurred[2]	$6,460	$5,742	$13,637	$13,054

Potash sales volumes (in tons)	92	74	208	173
Potash production volumes (in tons)	51	4	164	140

Average potash net realized sales price per ton[3]	$319	$256	$300	$256
1 Sales include sales of byproducts which were $4.8 million and $3.0 million for the three months ended June 30, 2021, and 2020, respectively, and $10.6 million and $7.0 million for the six months ended June 30, 2021, and 2020, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2021, and 2020
Potash segment sales in the second quarter of 2021 increased 54% compared to the same period in 2020, due to a 24% increase in sales volume, a 25% increase in our average net realized sales price per ton, and a $1.8 million increase in byproduct sales. Agricultural sales volumes increased in the second quarter of 2021, compared to the second quarter of 2020, as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in potash demand. Our industrial potash sales also increased due to the economic rebound from the COVID-19 pandemic. Average net realized sales price per ton was higher due to several price increases announced since the fourth quarter of 2020. Byproduct magnesium chloride sales improved $0.9 million compared to the second quarter of 2020 as we had more product to sell in 2021 due to good evaporation during the summer of 2020. Byproduct water sales increased $0.4 million compared to the second quarter of 2020 as a higher percentage of our total water sales were sales of byproduct water. Byproduct salt and byproduct brine water sales increased $0.3 million and $0.2 million, respectively, compared to the second quarter of 2020.
Potash segment freight expense increased $0.9 million, or 26%, in the second quarter of 2021, compared to the second quarter of 2020 as a result of a 24% increase in potash tons sold. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 25% in the second quarter of 2021, compared to the same period in 2020, due to a 24% increase in potash tons sold.
Potash production during the second quarter of 2021, increased compared to the second quarter of 2020, as we had increased pond inventory in 2021 as a result of an improved 2020 evaporation season.
Our potash segment gross margin increased $8.1 million in the second quarter of 2021, compared to the same period in 2020, due to the factors discussed above.
Six Months Ended June 30, 2021, and 2020
Potash segment sales for the six months ended June 30, 2021 increased compared to the same period in 2020, due to a 20% increase in sales volume, a 17% increase in our average net realized sales price per ton, and a $3.6 million increase in byproduct sales. Agricultural sales volume increased 26% as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in potash demand. Industrial potash sales, which improved during the second quarter of 2021, were still lower for the six months ended June 30, 2021, compared to the same period in 2020, as industrial potash sales in the first three months of 2021 were negatively impacted by the lingering economic effects from the COVID-19 pandemic. Average net realized sales price per ton was higher due to price increases announced since December 2020. Byproduct sales increased $3.6 million due to the economic rebound from the COVID-19 pandemic.
Potash segment freight expense increased $1.1 million, or 13%, in the first six months of 2021, compared to the first six months of 2020 as a result of a 20% increase in sales volume. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $9.5 million, or 24%, compared to the prior year due to the 20% increase in sales volume in 2021.
Potash production increased 17% in the first six months of 2021 compared to the first six months of 2020 due to improved evaporation during the 2020 evaporation season.
Our potash segment gross margin increased $12.5 million in the first six months of 2021, compared to the same period in 2020, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Agricultural	81%	78%	83%	80%
Industrial	5%	3%	4%	4%
Feed	14%	19%	13%	16%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2021	2020	2021	2020
Sales[1]	$26,924	$19,251	$50,619	$41,832
Less: Freight costs	6,037	5,523	12,477	12,071
Warehousing and handling costs	1,072	861	2,248	2,469
Cost of goods sold	16,653	14,222	32,801	31,652
Lower of cost or net realizable value inventory adjustments	—	1,870	—	2,420
Gross Margin (Deficit)	$3,162	$(3,225)	$3,093	$(6,780)
Depreciation, depletion, and amortization incurred[2]	$1,376	$1,516	$2,883	$3,025

Sales volumes (in tons)	75	64	145	140
Production volumes (in tons)	63	50	119	100

Average Trio® net realized sales price per ton[3]	$271	$208	$251	$200
1 Sales include sales of byproducts which were $0.6 million and $0.4 million for the three months ended June 30, 2021, and 2020, respectively, and $1.8 million for both the six months ended June 30, 2021, and 2020.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2021, and 2020
Trio® segment sales increased 40% for the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to a 30% increase in average net realized sales price per ton, coupled with a 17% increase in Trio® tons sold. Sales volumes increased as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in demand for Trio®. Our Trio® average net realized sales price per ton increased due to the price increases announced since the fourth quarter of 2020.
Trio® freight costs increased 9% in the second quarter of 2021, compared to the second quarter of 2020, due to the increase in total sales volumes. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 17% in the second quarter of 2021, compared to the second quarter of 2020, due mainly to a 17% increase in sales volumes.
Our Trio® production volume increased 26% in the second quarter of 2021, compared to the second quarter of 2020, as we converted more tons of work-in-process inventory to premium Trio®.
    Our Trio® segment generated a gross margin of $3.2 million in the second quarter of 2021, compared to a negative gross margin of $3.2 million in the second quarter of 2020, due to the factors discussed above, and in the second quarter of 2020, we recorded a $1.9 million lower of cost or net realizable value inventory adjustment.
Six Months Ended June 30, 2021, and 2020
Trio® segment sales increased 21% for the six months ended June 30, 2021, as compared to the same period in 2019. The increase was primarily due to a 26% increase in Trio® average net realized sales price per ton combined with a 4% increase in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to the price increases announced since the fourth quarter of 2020. Sales volumes increased as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in demand for Trio®.
Trio® freight costs increased 3% in the first six months of 2021, compared to the first six months of 2020, due to the 4% increase in Trio® tons sold . Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 4% in the first six months of 2021, compared to the first six months of as Trio® sales volume increased 4%.

Our Trio® production volume increased 19% compared to the first six months of 2020, as we converted more work-in-process inventory to premium Trio®.
    Our Trio® segment generated a gross margin of $3.1 million in the first six months of 2021, compared to a negative gross margin of $6.8 million in the first six months of 2020, due to the factors discussed above, and we recorded a $2.4 million lower of cost or net realizable value inventory adjustment in the first six months of 2020.
    Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2021, and 2020. Our percentage of Trio® tons sold internationally decreased for the six months ended June 30, 2021, as compared to the same period in 2020, as we continued to focus on the domestic Trio® market.

	United States	Export
For the Three Months Ended June 30 2021	94%	6%
For the Six Months Ended June 30, 2021	94%	6%

For the Three Months Ended June 30, 2020	97%	3%
For the Six Months Ended June 30, 2020	83%	17%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Sales	$3,331	$2,747	$7,584	$10,488
Cost of goods sold	2,425	2,136	6,173	5,033
Gross Margin	$906	$611	$1,411	$5,455
Depreciation, depletion, and amortization incurred	$700	$657	$1,388	$1,289
Three Months Ended June 30, 2021, and 2020
    Our oilfield solutions segment sales increased $0.6 million in the second quarter of 2021, compared to the same period in 2020, due to a $0.5 million increase in surface use, right-of way and easement revenues and a $0.3 million increase in produced water royalties, partially offset by a $0.2 million decrease in water sales. Our oilfield solutions segment sales of other products and services increased due to the economic rebound from the COVID-19 pandemic during the second quarter of 2021. Our water sales recorded in the oilfield solutions segment decreased as a higher percentage of our total water sales during the second quarter of 2021 was byproduct water sales. Water that we sell that was used in the production of potash and Trio® is accounted for as byproduct water sales in the potash or Trio® segments.
    Cost of goods sold increased 14%, or $0.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily a result of increased electrical and rental costs.
Gross margin for the three months ended June 30, 2021, increased $0.3 million compared to the prior year, due to the factors discussed above.
Six Months Ended June 30, 2021, and 2020
Our oilfield solutions segment sales decreased $2.9 million during the six months ended June 30, 2021, compared to the same period in 2020, due to a $3.6 million decrease in water sales, partially offset by a $0.6 million increase in produced water royalty revenues and a $0.2 million increase in surface use, right-of way and easement revenues. Our water sales recorded in the oilfield solutions segment decreased due to the negative economic effects during the first three months of 2021 from the COVID-19 pandemic. We saw an economic rebound from the COVID-19 pandemic during the second quarter of 2021 and we expect our oilfield solutions water sales to improve during the second half of 2021. Our oilfield solutions sales of other oilfield products and services increased due to the economic rebound during the second quarter of 2021.
Our cost of goods sold increased 23%, or $1.1 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily a result of increased third-party water purchases to meet the significant daily refresh rates for certain fracs on our South ranch.
Gross margin for the six months ended June 30, 2021, decreased $4.0 million compared to the prior year, due to the factors discussed above.

Specific Factors Affecting Our Results
Sales
    Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, brine water and various other products and services offered to oil and gas producers. Total sales are determined by the quantities of product we sell and the sales prices we realize. For potash, Trio® and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur freight costs on most of our potash, Trio® and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
    The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity, and our total water sales, including byproduct water sales, decreased 25% in the first six months of 2021 compared to the first six months of 2020 because total water sales during the first three months of 2020 were not affected by the COVID-19 pandemic. We have seen an economic rebound from the COVID-19 pandemic during the second quarter of 2021, and our total water sales, including byproduct water sales, increased 11% in the second quarter of 2021, compared to the second quarter of 2020. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will continue to improve in the second half of 2021, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic may negatively impact oilfield activity.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and six months ended June 30, 2021, our average royalty rate was 4.6% and 4.7%, respectively. For the three and six months ended June 30, 2020, our average royalty rate was 4.4%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2021 and 2020, was zero percent. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.

Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2021 we incurred no income tax expense and for the six months ended June 30, 2020 we recognized an immaterial amount of income tax benefit.
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
As of June 30, 2021, we were in a near break-even cumulative three-year income position. Additionally, general uncertainty in the business markets we operate makes it difficult to forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of June 30, 2021. However, we continue to evaluate the need to maintain the valuation allowance against the deferred tax assets and to the extent positive evidence trends continue and our future long-term forecasts show sustained profitability, our conclusion regarding the need to maintain a full valuation allowance could change.

Capital Investments
    During the first six months of 2021, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $6.6 million.
We expect to make capital investments in 2021 of $20 million to $30 million, although the trajectory of the COVID-19 pandemic and the recent volatility in oil and gas markets make this number difficult to estimate. We anticipate spending approximately $12 million to $15 million on sustaining capital projects in 2021, with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2021 and we may adjust our investment plans as our expectations for 2021, particularly those expectations affected by the COVID-19 pandemic, change. We anticipate our 2021 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2021, we had cash of $53.3 million, compared with cash of $19.5 million at December 31, 2020. In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). We used the funds exclusively for allowed payroll, benefits and other allowed expenses and in June 2021, we received notice that the Small Business Administration ("SBA") had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
In June 2021, we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes along with a make-whole payment of $0.5 million.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowing under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the six months ended June 30, 2021, and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$51,436	$23,548
Cash flows used in investing activities	$(584)	$(9,359)
Cash flows used in financing activities	$(17,092)	$(210)
Operating Activities
Total cash provided by operating activities through June 30, 2021, was $51.4 million, an increase of $27.9 million compared with the first six months of 2020 due to increased potash and Trio® sales.
Investing Activities
    Total cash used in investing activities decreased by $8.8 million in the first six months of 2021, compared with the same period in 2020. Cash used for capital investments decreased by $4.0 million compared to the first half of 2020 as we continue to prudently manage cash flow in light of economic uncertainty caused by the COVID-19 pandemic. Proceeds from the sale of assets increased $1.3 million during the first half of 2021, driven by the sale of land we owned in Texas for $6.0 million, while in the first half of 2020, we received $4.8 million in proceeds from a land sale from our Intrepid South ranch.

Financing Activities
Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
The agreement governing our revolving credit facility contains certain financial covenants, including the following:
•We are allowed a maximum leverage ratio of 3.25 to 1.0, calculated as of the last day of each quarter by dividing the difference between total debt outstanding less unrestricted cash by consolidated earnings before interest, taxes, depreciation, and amortization ("Consolidated EBITDA") for the previous four quarters. Because our unrestricted cash balance was greater than our outstanding debt, our leverage ratio as of June 30, 2021, was zero.
•We are required to maintain a fixed charge coverage ratio of 1.2 to 1.0 as of the last day of each quarter, calculated by dividing the difference of Consolidated EBITDA for the previous four quarters less a fixed capital expenditures amount of $15 million and less cash taxes paid during the previous four quarters by interest expense for the previous four quarters. As of June 30, 2021, our fixed charge coverage ratio was 16.9 to 1.0.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2021, we made no borrowings and we made no repayments under the facility. As of June 30, 2021, and December 31, 2020, we had $29.8 million of borrowings outstanding and $1 million in outstanding letters of credit under the facility. Including the outstanding letters of credit, we had $44.2 million available to be borrowed under the facility as of June 30, 2021.
As of June 30, 2021, we were in compliance with all applicable covenants under the revolving credit facility.
    During the six months ended June 30, 2020, we borrowed $10 million under the facility and made no repayments.
In early July 2021 we repaid approximately $19.8 million of borrowings outstanding under the credit facility. As of August 2, 2021, we had $10.0 million of borrowings and $1.0 million in outstanding letters of credit under the facility, and approximately $36.0 million in cash. Including the outstanding letters of credit, we had $64.0 million available to be borrowed under the facility.
    PPP Loan—In April 2020, we received a $10 million loan under the PPP under the CARES Act. We submitted our application for forgiveness of the full amount of the loan in November 2020. In June 2021, we received notice that the SBA had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
Senior Notes—In June 2021 we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes due April 14, 2023 (the "Series B Senior Notes") and satisfied all obligations under the Amended and Restated Note Purchase Agreement, dated as of October 31, 2016, by and among the Company and each of the purchasers named therein (as amended, the "Note Purchase Agreement"). In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated.
    After the repayment of our Series B Senior Notes and the forgiveness of our PPP loan in June 2021, our long-term debt balance, excluding the advances on our credit facility, was zero. Our outstanding long-term debt, net, excluding the advances on our credit facility, as of December 31, 2020, was as follows (in thousands):

December 31, 2020
Notes and Payroll Protection Loan	$25,000
Less current portion of long-term debt	(10,000)
Less deferred financing costs	(74)
Long-term debt, net	$14,926

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
    Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,
	2021		2020
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$37,693	$26,924	$24,526	$19,251
Less: Segment byproduct sales	4,812	584	2,977	419
Freight costs	3,486	6,037	2,600	5,523
Subtotal	$29,395	$20,303	$18,949	$13,309

Divided by:
Tons sold	92	75	74	64
Average net realized sales price per ton	$319	$271	$256	$208

	Six Months Ended June 30,
	2021		2020
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$81,270	$50,619	$58,317	$41,832
Less: Segment byproduct sales	10,595	1,764	6,950	1,799
Freight costs	8,295	12,477	7,140	12,057
Subtotal	$62,380	$36,378	$44,227	$27,976

Divided by:
Tons sold	208	145	173	140
Average net realized sales price per ton	$300	$251	$256	$200

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2020, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2021 through April 30, 2021	—	—	—	N/A
May 1, 2021 through May 31, 2021	—	$—	—	N/A
June 1, 2021, through June 30, 2021	5,766	$30.49	—	N/A
Total	5,766	$30.49	—	N/A
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

INTREPID POTASH, INC. (Registrant)

Dated: August 3, 2021	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2021	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)