Form 10-Q
period 2021-09-30
Intrepid Potash, Inc.
filed 2021-11-02
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 25, 2021, the registrant had outstanding 13,443,080 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$25,637	$19,515
Accounts receivable:
Trade, net	32,731	22,795
Other receivables, net	3,449	1,577
Inventory, net	76,828	88,673
Prepaid expenses and other current assets	4,539	3,228
Total current assets	143,184	135,788

Property, plant, equipment, and mineral properties, net	339,986	355,497
Water rights	19,184	19,184
Long-term parts inventory, net	29,067	28,900
Other assets, net	10,403	10,819
Total Assets	$541,824	$550,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,593	$7,278
Accrued liabilities	22,202	12,701
Accrued employee compensation and benefits	8,466	4,422
Current portion of long-term debt, net	—	10,000
Other current liabilities	34,830	32,816
Total current liabilities	75,091	67,217

Advances on credit facility	—	29,817
Long-term debt, net	—	14,926
Asset retirement obligation	25,221	23,872
Operating lease liabilities	1,163	2,136
Other non-current liabilities	1,129	961
Total Liabilities	102,604	138,929
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,124,110 and 13,049,820 shares outstanding
at September 30, 2021, and December 31, 2020, respectively	13	13
Additional paid-in capital	658,825	656,837
Accumulated deficit	(219,618)	(245,591)
Total Stockholders' Equity	439,220	411,259
Total Liabilities and Stockholders' Equity	$541,824	$550,188
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$59,153	$38,078	$198,504	$148,512
Less:
Freight costs	7,911	7,802	30,104	28,397
Warehousing and handling costs	2,066	2,315	7,076	7,284
Cost of goods sold	34,974	27,045	123,815	104,100
Lower of cost or net realizable value inventory adjustments	—	1,224	—	4,015
Costs associated with abnormal production	3,594	—	3,594	—
Gross Margin (Deficit)	10,608	(308)	33,915	4,716

Selling and administrative	5,890	6,750	18,293	20,022
Accretion of asset retirement obligation	441	434	1,323	1,303
Litigation settlement	—	—	—	10,075
Loss (gain) on sale of assets	5	21	(2,560)	(4,441)
Other operating income (expense)	192	237	(385)	495
Operating Income (Loss)	4,080	(7,750)	17,244	(22,738)

Other Income (Expense)
Interest expense, net	(82)	(2,450)	(1,426)	(3,877)
Other income	25	25	42	129
Gain on extinguishment of debt	—	—	10,113	—

Income (Loss) Before Income Taxes	4,023	(10,175)	25,973	(26,486)

Income Tax Benefit	—	—	—	42
Net Income (Loss)	$4,023	$(10,175)	$25,973	$(26,444)

Weighted Average Shares Outstanding:
Basic	13,123	13,006	13,089	12,981
Diluted	13,367	13,006	13,352	12,981
Earnings Per Share:
Basic	$0.31	$(0.78)	$1.98	$(2.04)
Diluted	$0.30	$(0.78)	$1.95	$(2.04)
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
Net income	—	—	—	25,973	25,973
Stock-based compensation	—	—	2,289	—	2,289
Exercise of stock options	7,826	—	81	—	81
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	66,464	—	(382)	—	(382)
Balance, September 30, 2021	13,124,110	$13	$658,825	$(219,618)	$439,220

	Three-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2021	13,121,087	$13	$658,163	$(223,641)	$434,535
Net income	—	—	—	4,023	4,023
Stock-based compensation	—	—	634	—	634
Exercise of stock options	2,913	—	30	—	30
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	110	—	(2)	—	(2)
Balance, September 30, 2021	13,124,110	$13	$658,825	$(219,618)	$439,220

	Nine-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	12,955,351	$13	$653,080	$(218,437)	$434,656
Net loss	—	—	—	(26,444)	(26,444)
Stock-based compensation	—	—	2,981	—	2,981
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	51,076	—	(97)	—	(97)
Balance, September 30, 2020	13,006,427	$13	$655,964	$(244,881)	$411,096

	Three-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2020	13,006,124	$13	$654,901	$(234,706)	$420,208
Net loss	—	—	—	(10,175)	(10,175)
Stock-based compensation	—	—	985	—	985
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	303	—	78	—	78
Balance, September 30, 2020	13,006,427	$13	$655,964	$(244,881)	$411,096
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,973	$(26,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,509	26,377
Accretion of asset retirement obligation	1,323	1,303
Amortization of deferred financing costs	254	357
Amortization of intangible assets	241	241
Stock-based compensation	2,289	2,981
Lower of cost or net realizable value inventory adjustments	—	4,015
Gain on disposal of assets	(2,560)	(4,441)
Gain on extinguishment of debt	(10,113)	—
Allowance for doubtful accounts	—	275
Allowance for parts inventory obsolescence	—	492
Other	—	(116)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,936)	203
Other receivables, net	(1,872)	(1,328)
Inventory, net	11,678	3,100
Prepaid expenses and other current assets	(1,148)	(313)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	15,254	4,071
Operating lease liabilities	(1,616)	(1,695)
Other liabilities	3,147	9,409
Net cash provided by operating activities	59,423	18,487

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(12,437)	(14,087)
Long-term investment	—	(3,500)
Proceeds from sale of assets	6,042	4,786
Net cash used in investing activities	(6,395)	(12,801)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities:
Debt prepayment costs	(505)	(1,869)
Repayments of long-term debt	(15,000)	(35,000)
Proceeds from short-term borrowings on credit facility	—	10,000
Repayments of short-term borrowings on credit facility	(29,817)	—
Payments of financing lease	(1,258)	—
Capitalized debt fees	—	(36)
Employee tax withholding paid for restricted stock upon vesting	(382)	(96)
Proceeds from loan under CARES Act	—	10,000
Proceeds from exercise of stock options	81	—
Net cash used in financing activities	(46,881)	(17,001)

Net Change in Cash, Cash Equivalents and Restricted Cash	6,147	(11,315)
Cash, Cash Equivalents and Restricted Cash, beginning of period	20,184	21,239
Cash, Cash Equivalents and Restricted Cash, end of period	$26,331	$9,924

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$851	$1,974
Income taxes	$131	$92
Amounts included in the measurement of operating lease liabilities	$1,769	$1,878
Accrued purchases for property, plant, equipment, and mineral properties	$1,842	$1,050
Right-of-use assets exchanged for operating lease liabilities	$546	$216
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
    We have water rights in New Mexico to support our mining and industrial operations. Water we do not use to support our mining and industrial operations we sell primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to such customer's operations in the oil and gas industry. See Note 14—Commitments and Contingencies below for further information regarding our water rights.
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
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. Most amendments within this standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on January 1, 2021. The effect of the adoption of this standard was immaterial on our condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$4,023	$(10,175)	$25,973	$(26,444)

Basic weighted-average common shares outstanding	13,123	13,006	13,089	12,981
Add: Dilutive effect of restricted stock	177	—	197	—
Add: Dilutive effect of stock options	67	—	66	—
Diluted weighted-average common shares outstanding	13,367	13,006	13,352	12,981

Basic	$0.31	$(0.78)	$1.98	$(2.04)
Diluted	$0.30	$(0.78)	$1.95	$(2.04)
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive effect of restricted stock	54	289	85	233

Anti-dilutive effect of stock options outstanding	224	310	180	310

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2021, and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$25,637	$9,258
Restricted cash included in other current assets	175	150
Restricted cash included in other long-term assets	519	516
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$26,331	$9,924
    Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Finished goods product inventory	$32,156	$48,961
In-process inventory	32,974	28,833
Total product inventory	65,130	77,794
Current parts inventory, net	11,698	10,879
Total current inventory, net	76,828	88,673
Long-term parts inventory, net	29,067	28,900
Total inventory, net	$105,895	$117,573
Parts inventory is shown net of estimated allowances for obsolescence of $1.1 million as of September 30, 2021, and December 31, 2020.
Production was well below normal at our HB solar solution facility due to significant rainfall and lower evaporation rates, resulting in fewer harvestable tons of potash from our solar solution ponds. Accordingly, we recorded abnormal production costs of $3.6 million for the three and nine months ended September 30, 2021, and we may incur additional abnormal production costs in future periods. We did not incur any abnormal production costs during the three and nine months ended September 30, 2020.
As a result of routine assessments of the lower of weighted-average cost or estimated net realizable value of our finished goods product inventory, we recorded inventory charges of $1.2 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. We recorded no such inventory charges during the three and nine months ended September 30, 2021.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$24,136	$27,263
Ponds and land improvements	68,247	67,843
Mineral properties and development costs	144,449	143,955
Buildings and plant	82,923	81,692
Machinery and equipment	270,556	265,121
Vehicles	6,691	5,919
Office equipment and improvements	9,147	9,083
Operating lease ROU assets	8,835	9,622
Breeding stock	278	260
Construction in progress	6,778	1,710
Total property, plant, equipment, and mineral properties, gross	$622,040	$612,468
Less: accumulated depreciation, depletion, and amortization	(282,054)	(256,971)
Total property, plant, equipment, and mineral properties, net	$339,986	$355,497

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
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation	$7,294	$7,511	$22,145	$22,164
Depletion	600	710	2,796	2,599
Amortization of right of use assets	536	527	1,568	1,614
Total incurred	$8,430	$8,748	$26,509	$26,377
Note 7 — DEBT
    Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of September 30, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2021, we made no borrowings under the facility. During the three and nine months ended September 30, 2021, we made repayments of $29.8 million under the facility. As of September 30, 2021, we had no borrowings outstanding and $1 million in outstanding letters of credit under the facility.
As of September 30, 2021, we were in compliance with all applicable covenants under the revolving credit facility.
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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.1 million and $2.5 million for the three months ended September 30, 2021, and 2020, respectively, and $1.5 million and $4.0 million for the nine months ended September 30, 2021, and 2020, respectively.
    Amounts included in interest expense, net for the three months ended September 30, 2021, and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on debt borrowings	$50	$386	$717	$1,748
Make-whole payments	—	1,868	505	1,868
Amortization of deferred financing costs	60	196	254	357
Gross interest expense	110	2,450	1,476	3,973
Less capitalized interest	(28)	—	(50)	(96)
Interest expense, net	$82	$2,450	$1,426	$3,877

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at September 30, 2021, and December 31, 2020. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 18 years. At September 30, 2021, and December 31, 2020, these intangible assets had a net book value of $5.6 million and $5.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $25.6 million and $19.5 million at September 30, 2021, and December 31, 2020, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset retirement obligation, at beginning of period	$24,780	$23,003	$23,872	$22,250
Liabilities settled	—	—	—	(116)
Changes in estimated obligations	—	—	26	—
Accretion of discount	441	434	1,323	1,303
Total asset retirement obligation, at end of period	$25,221	$23,437	$25,221	$23,437

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

Contract Balances: As of September 30, 2021, and September 30, 2020, we had $33.7 million and $26.5 million of contract liabilities, respectively, which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery. See Note 14—Commitments and Contingencies below for additional information regarding our water rights. Our deferred revenue activity for the three and nine months ended September 30, 2021, and 2020 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$33,631	$22,690	$30,418	$16,612
Additions	146	3,883	4,119	13,529
Recognized as revenue during period	(71)	(71)	(831)	(3,639)
Ending balance	$33,706	$26,502	$33,706	$26,502

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2021, and 2020. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$26,573	$—	$—	$(55)	$26,518
Trio®	—	19,495	—	—	19,495
Water	263	1,310	4,382	—	5,955
Salt	2,540	22	—	—	2,562
Magnesium Chloride	1,921	—	—	—	1,921
Brine Water	376	—	301	—	677
Other	—	—	2,025	—	2,025
Total Revenue	$31,673	$20,827	$6,708	$(55)	$59,153

	Nine Months Ended September 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$97,248	$—	$—	$(177)	$97,071
Trio®	—	68,348	—	—	68,348
Water	1,942	2,808	9,507	—	14,257
Salt	6,587	288	—	—	6,875
Magnesium Chloride	5,829	—	—	—	5,829
Brine Water	1,338	—	735	—	2,073
Other	—	—	4,051	—	4,051
Total Revenue	$112,944	$71,444	$14,293	$(177)	$198,504

	Three Months Ended September 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$18,575	$—	$—	$(49)	$18,526
Trio®	—	11,441	—	—	11,441
Water	262	1,312	2,037	—	3,611
Salt	1,995	137	—	—	2,132
Magnesium Chloride	1,127	—	—	—	1,127
Brine Water	228	—	105	—	333
Other	—	—	908	—	908
Total Revenue	$22,187	$12,890	$3,050	$(49)	$38,078

	Nine Months Ended September 30, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$69,942	$—	$—	$(253)	$69,689
Trio®	—	51,474	—	—	51,474
Water	957	2,963	10,727	—	14,647
Salt	5,792	285	—	—	6,077
Magnesium Chloride	2,838	—	—	—	2,838
Brine Water	975	—	297	—	1,272
Other	—	—	2,515	—	2,515
Total Revenue	$80,504	$54,722	$13,539	$(253)	$148,512

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2021, approximately 0.6 million shares remained available for issuance under the Plan.
    In May 2021, the Compensation Committee granted 16,535 shares of restricted stock to non-employee directors. The restricted shares vest one year after the date of grant, subject to continued employment. In March 2021, the Compensation Committee granted 42,445 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. As of September 30, 2021, the following awards were outstanding under the Plan (in thousands):

Outstanding as of September 30, 2021
Restricted Shares	321

Non-qualified Stock Options	285

    Total share-based compensation expense was $0.6 million and $1.0 million for the three months ended September 30, 2021, and 2020, respectively, and $2.3 million and $3.0 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had $3.6 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.4 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.
    During the three months ended September 30, 2021, and 2020, we incurred no income tax expense. During the nine months ended September 30, 2021, we incurred no income tax expense. During the nine months ended September 30, 2020, we recognized an immaterial amount of income tax benefit. Our effective tax rate for the three months ended September 30, 2021, and 2020, and the nine months ended September 30, 2021, and 2020, was 0%. Our effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset our deferred tax assets.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our condensed consolidated balance sheet. However, any resulting impact to the deferred tax benefit or deferred tax expense would be offset by a corresponding adjustment to the valuation allowance and would have no income statement effect.
As of September 30, 2021, we were in a near break-even cumulative three-year income position. Additionally, weather issues that have negatively affected potash production (see Note 5—Inventory for further information), outstanding legal issues which may have a material adverse effect on our future results of operations (see Note 14—Commitments for further information), supply chain issues that have driven near term supply shortages that have increased fertilizer prices along with the continued uncertainty from the ongoing COVID-19 pandemic make it difficult to accurately forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of September 30, 2021. However, we believe that if positive pricing and sales evidence trends continue and our future long-term forecasts show sustained profitability, it is possible that there may be sufficient positive evidence to release all or a portion of our valuation allowance within the next 12 months. The timing and amount of any valuation allowance release is subject to significant judgment that is considered with the timing and amounts of actual and future earnings. Release of any valuation allowance would result in a benefit to income tax expense in the period the release is recorded, which could have a material effect on net earnings.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2021, and December 31, 2020, we had $23.0 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $22.5 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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
Water Rights
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico ("adjudication court"), which serves as the adjudication court for the Pecos Stream System, including the Pecos River. The Protestants challenged the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. A virtual trial began on December 8, 2020 and concluded on December 18, 2020.
In August 2021, the adjudication court issued its rulings on the validity of our Pecos River water rights. The adjudication court entered findings of fact and conclusions of law deciding that our predecessors had forfeited all but approximately 5,800 feet of water per year. The court further ruled that, of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. The order based on these findings of fact and conclusions of law has not been entered and the adjudication court has requested and received further briefing on the impact of a decision by the New Mexico Court of Appeals which may have an impact on the current analysis in the findings of fact and conclusions of law. Once the adjudication court has determined this impact and made revisions and modifications (if any), we will determine whether to appeal the adjudication court’s ruling on the validity of our water rights.
    In 2017 and 2018 the New Mexico Office of the State Engineer (“OSE”) had granted us preliminary authorizations to sell approximately 5,700 acre feet of water annually. The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If the adjudication court's initial findings of fact and conclusions of law do not change and forms the basis of the adjudication court's order, the required volume and timing of repayment is unknown at this time. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we would need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our statement of operations related to this legal matter.
     In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. We are continuing to work with the customer to resolve this issue. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter and future quarterly installments due from the customer as we continue to work to resolve the issue. If we are not able to resolve the issue, we may have to repay the $32.5 million outstanding contract liability we have with this customer as of September 30, 2021. See Note 11—Revenue above for additional information.
In August 2021, NGL Energy Partners (NGL), our partner in the Joint Marketing Agreement (“JMA”) that was entered into in May 2019, filed suit against us alleging, amongst other items, we overcharged the JMA for various operating costs and that we used third party water to service certain fracs when JMA water should have been used in those fracs. NGL is seeking to immediately terminate the JMA as well as compensatory damages. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.

Note 15 — FAIR VALUE
    We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
    As of September 30, 2021, and December 31, 2020, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances under our credit facility, and are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the first nine months of 2021.
    As of December 31, 2020, the estimated fair value of our outstanding Series B Senior Notes was $15 million. The fair value of our Notes was estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties. In June 2021, we repaid the remaining $15.0 million of principal outstanding under the Series B Senior Notes.

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

Three Months Ended September 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$31,673	$20,827	$6,708	$(55)	$59,153
Less: Freight costs	3,928	4,038	—	(55)	7,911
Warehousing and handling costs	1,241	825	—	—	2,066
Cost of goods sold	18,385	10,528	6,061	—	34,974
Costs associated with abnormal production	3,594	—		—	3,594
Gross Margin	$4,525	$5,436	$647	$—	$10,608
Depreciation, depletion, and amortization incurred[1]	$6,257	$1,321	$818	$114	$8,510

Nine Months Ended September 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$112,944	$71,444	$14,293	$(177)	$198,504
Less: Freight costs	13,766	16,515	—	(177)	30,104
Warehousing and handling costs	4,004	3,072	—	—	7,076
Cost of goods sold	68,251	43,329	12,235	—	123,815
Costs associated with abnormal production	3,594	—	—	—	3,594
Gross Margin	$23,329	$8,528	$2,058	$—	$33,915
Depreciation, depletion, and amortization incurred[1]	$19,895	$4,204	$2,206	$445	$26,750

Three Months Ended September 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$22,187	$12,890	$3,050	$(49)	$38,078
Less: Freight costs	3,973	3,878	—	(49)	7,802
Warehousing and handling costs	1,173	1,142	—	—	2,315
Cost of goods sold	14,928	8,754	3,363	—	27,045
Lower of cost or net realizable value inventory adjustments	760	464	—	—	1,224
Gross Margin (Deficit)	$1,353	$(1,348)	$(313)	$—	$(308)
Depreciation, depletion, and amortization incurred[1]	$6,430	$1,531	$657	$210	$8,828

Nine Months Ended September 30, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$80,504	$54,722	$13,539	$(253)	$148,512
Less: Freight costs	12,700	15,950	—	(253)	28,397
Warehousing and handling costs	3,673	3,611	—	—	7,284
Cost of goods sold	55,298	40,405	8,397	—	104,100
Lower of cost or net realizable value inventory adjustments	1,130	2,885	—	—	4,015
Gross Margin (Deficit)	$7,703	$(8,129)	$5,142	$—	$4,716
Depreciation, depletion and amortization incurred[1]	$19,485	$4,556	$1,945	$632	$26,618
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
•challenges and legal proceedings related to our water rights;
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
Our Social Impact and Supporting our Communities
Our employees live and work in small, tight-knit communities and we are deeply involved in volunteering and being active community members.
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
Our Commitment to Safety
Safety audits are conducted across all our locations to ensure a thoughtful approach can be taken that increases the safe execution of all tasks. Through our audits and dialogue, we educate ourselves and understand the potential hazards present, create best practices that can be shared, and address areas where improvements can be made. Prior to each task, employees are required to: assemble the proper personal protection equipment, tools, permits, etc., ensure the area is safe for employees and contractors, discuss the task with all stakeholders, and understand how the task is related to the overall business.
We conduct safety audits of our operations on a monthly basis. The data from these safety audits is collected to analyze where, what, and why gaps exist, and to provide meaningful information that results in safer work for our employees.
In August 2021, our East Mine operation in Carlsbad, New Mexico received the National 2020 Sentinels of Safety Award in the large underground nonmetal category. The Sentinels of Safety Award is presented by the National Mining Association each year to recognize the outstanding safety achievements of mining operations across a variety of categories.
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
–Resources for employees to report any suspected violations of our company policies, including an anonymous employee hotline via phone and internet.
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
    Our 2020 results were materially impacted by the COVID-19 pandemic, particularly our oilfield solutions segment as many of the actions taken to help prevent the spread of COVID-19 decreased demand for oil. Economic activity has improved in 2021 with most cities and states reducing restrictions when compared to the summer of 2020. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts of COVID-19, if any, on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase other restrictive orders, such actions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods. In addition to restrictive orders, we are monitoring the potential of a vaccine mandate on private employers. Recent announcements by the Biden administration have suggested private employers with over 100 employees may be forced to require vaccinations for most employees, implement weekly testing for unvaccinated employees, or be subject to substantial fines. While we encourage all our employees to be vaccinated, we believe our vaccination rates approximate those of the counties in and around our various operations and a portion of our employees remain unvaccinated. At this time there are no guidelines for when or how a vaccine mandate or weekly testing would be implemented and we are unable to determine the effect, if any, on our operations. If we were unable to implement weekly testing of unvaccinated employees and are forced to require vaccinations, there could be a material negative effect on our operations and results such as increased overtime and hiring expenses, reduced shifts, or temporary shutdowns of our operating facilities.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Sales volume increased 13% in first nine months of 2021 when compared to the prior year period. Fertilizer demand remains strong across the country as higher commodity prices support robust application rates in most of our markets. Our sales volumes into industrial markets continued to improve in the third quarter of 2021 compared to the prior year, as oilfield activity continues to recover from COVID-19 related impacts. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19, and activity remains below pre-pandemic levels. We have been successful in shifting sales towards our growing animal feed and organic markets and also continuing to expand our sales into high-margin agricultural areas near our operations. Additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
Global effective capacity continues to exceed demand and larger producers have worked to balance the market through production curtailments. Domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing. With potash sales comprising 49% of our total sales in the first nine months of 2021, potash prices continue to be a significant driver of our profitability.
    Our potash average net realized sales price per ton increased to $381 for the three months ended September 30, 2021, compared to $238 for the same period in 2020 as price increases announced in recent quarters continued to improve our realized pricing compared to the prior year. We announced further potash price increases in August 2021, increasing agricultural pricing $80 per ton. After the price increase, we took orders for historical volumes for fourth quarter delivery. Potash price continued to increase during the third quarter as the market remains extremely tight due to limited supply and strong demand. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.

    We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market, which slowed significantly during 2020, due to the containment actions taken to help reduce the spread of COVID-19. While restrictions continued to lessen during 2021, any further containment actions taken in response to the COVID-19 pandemic may impact future fertilizer application seasons if such actions affect available labor, transportation logistics, or cause supply disruptions.
• Potash production. We experienced significant rain at our HB Solar Solution during 2021 evaporative season leading to reduced extraction rates, potash grade, and overall potash production in our pond system. As a result of the increased precipitation and reduced evaporation, we have significantly fewer tons available in our ponds. We expect to produce approximately 70,000 tons at our HB facility during our current harvest period, which is expected to end in mid-January. As a result, we recorded an abnormal production cost adjustment of $3.6 million in the third quarter and if we continue to have above average precipitation we may have abnormal production cost adjustments in future periods. In response to the reduced production, we plan to restart production in mid-March and continue through May capture to meet historical demand during the spring season.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton increased 78% and 38% during the third quarter and first nine months of 2021, respectively, as compared to the same periods of 2020. Similar to our potash sales, our results in both periods benefited from the multiple price increases announced in recent quarters. We increased our Trio® price per ton by $50 in August 2021 in response to the increased potash spot price as discussed above. We had minimal volumes committed prior to the price increase and expect the majority of this price increase will be realized in our fourth quarter results. Our ability to recognize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
    Trio® sales volume increased 15% and 6% in the third quarter and first nine months of 2021, respectively, when compared to the prior year periods. Higher commodity pricing led to strong demand in our domestic markets during the first nine months of 2021 which more than offset reduced international sales. We expect to remain very selective in international markets as we focus on growing our domestic Trio® sales.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. We added extra production days at our East mine beginning in September to respond to strong demand and expect we will continue to operate an extra shift utilizing contract labor. This added shift is expected to add another 50,000 tons of production over the next 12 months, and we have the potential to add up to another 50,000 tons depending on market conditions.
• Water sales. In the third quarter of 2021, total water sales were $6.0 million compared to $3.6 million during the same period of 2020. Oilfield activity is increasing in the areas we operate and we expect water sales will continue to improve in the coming quarters. Rig counts, oil pricing, and oilfield activity have increased from the summer of 2020 and we expect oilfield activity will improve as the year continues, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future drilling activities difficult.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.4 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020, and $18.8 million for the nine months ended September 30, 2021, compared to $13.8 million for the comparable prior year period. The increase for both the three and nine month periods was driven by an improving economy during 2021 as economic activity continues to recover from COVID-19 related impacts. Magnesium chlorides sales also increased in both periods due to increased product availability compared to the prior year.

Wet weather in the summer of 2019 significantly limited our production of magnesium chloride and we had less product to sell in 2020.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales[1]	$59,153	$38,078	$198,504	$148,512

Cost of goods sold	$34,974	$27,045	$123,815	$104,100

Gross Margin (Deficit)	$10,608	$(308)	$33,915	$4,716

Selling and administrative	$5,890	$6,750	$18,293	$20,022

Net Income (Loss)	$4,023	$(10,175)	$25,973	$(26,444)

Average net realized sales price per ton[2]
Potash	$381	$238	$319	$251
Trio®	$336	$189	$271	$197
1Sales include sales of byproducts which were $6.4 million and $5.1 million for the three months ended September 30, 2021, and 2020, respectively, and $18.8 million and $13.8 million for the nine months ended September 30, 2021, and 2020, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2021, and 2020
Our total sales for the three months ended September 30, 2021 increased $21.1 million, or 55%, as compared to the three months ended September 30, 2020. Our potash sales increased $8.0 million, or 43%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as our average net realized sales price per ton increased 60% partially offset by a 6% decrease in tons sold. Strong demand in agricultural markets has led to multiple price increases announced since the fourth quarter of 2020.
Our Trio® sales increased $8.1 million, or 70%, in the third quarter of 2021, as compared to the third quarter of 2020, as our average net realized sales price per ton increased 78%, combined with a 15% increase in tons sold. Our Trio® average net realized sales price per ton increased due to multiple price increases announced since the fourth quarter of 2020. Our Trio® tons sold increased in the third quarter of 2021, as compared to the third quarter of 2020, as customers see the relative value of Trio® as compared to potash.
Our total water sales, including byproduct water sales, increased $2.3 million, or 65%, in the third quarter of 2021, compared to the third quarter of 2020. The overall increase in total water sales was due to higher oil prices resulting in increased oilfield activities as the economic rebound from the COVID-19 pandemic continues.
Our total byproduct sales excluding byproduct water sales, increased $1.4 million or 39% in the third quarter of 2021, compared to the third quarter of 2020, due to a $0.8 million increase in magnesium chloride sales, a $0.4 million increase in byproduct salt sales, and a $0.2 million increase in brine water sales. Magnesium chloride sales improved as we had more product to sell during the third quarter of 2021, as compared to the third quarter of 2020, as above average evaporation during the summer of 2020 has resulted in more product to sell in 2021. Byproduct salt sales increased in the third quarter of 2021, compared to the third quarter of 2020, as we sold more salt to oil and gas customers. Brine water sales increased in the third quarter of 2021, compared to the third quarter of 2020, due to the increase in oilfield activities.
Cost of Goods Sold
Our total cost of goods sold increased $7.9 million, or 29%, during the third quarter of 2021 compared to the third quarter of 2020. Our potash cost of goods sold increased by $3.5 million, or 23%, during the third quarter of 2021 compared to the third quarter of 2020. While we sold 6% fewer tons of potash in the third quarter of 2021, compared to third quarter of 2020, our weighted average carrying cost per ton was higher due primarily to the below average evaporation at our HB mine. For comparison, we had above average evaporation across our potash facilities, particularly at our HB mine, during the 2020 season. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost. Our Trio® cost of goods sold increased $1.8 million, or 20%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to a 15% increase in Trio® tons sold. Our cost of goods sold for the Oilfield Solutions Segment increased $2.7 million, or 80%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as we incurred increased third-party water purchases and water transfer costs due to increased water sales at Intrepid South.
Abnormal Production Costs
The Carlsbad, New Mexico area where our HB solar solution mining facility is located, received significant rainfall, well above the historical rainfall average during this period. Additionally, humidity was higher than normal and temperatures were cooler than average during this period which reduced our pond production and our ability to extract brine. Because of the wet, humid weather and cooler temperatures, we have fewer harvestable tons of potash from our HB solution ponds. Accordingly, we recorded abnormal production costs of $3.6 million during the three months ended September 30, 2021, and we may incur additional abnormal production costs in future periods. We did not incur any abnormal production costs during the three months ended September 30, 2020.
Gross Margin
During the third quarter of 2021, we generated gross margin of $10.6 million compared to a negative gross margin of $0.3 million during the third quarter of 2020, due to the factors discussed above.
Selling and Administrative Expense
    During the third quarter of 2021, selling and administrative expenses decreased 13% as compared to the third quarter of 2020, driven mainly by a decrease in legal expenses. During the third quarter of 2020, we incurred additional legal expenses in preparation for the trial to determine the validity of our Pecos River water rights that was held in December 2020.
Interest Expense
    During the third quarter of 2021, our interest expense decreased $2.4 million as compared to the third quarter of 2020, as we repaid the outstanding balance of our Series B Senior Notes in June 2021, and we repaid the outstanding balance on our credit facility in early August 2021.
Net Income
    We generated net income of $4.0 million for the three months ended September 30, 2021, compared to a net loss of $10.2 million for the three months ended September 30, 2020, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2021, and 2020
Our total sales for the nine months ended September 30, 2021, increased $50.0 million or 34%, as compared to the nine months ended September 30, 2020. Our potash sales during the nine months ended September 30, 2021 increased $27.3 million or 39%, compared to the same period in 2020. Our potash average net realized sales price per ton increased 27% in the first nine months of 2021, compared to the same period in 2021, as good demand and limited supply have driven multiple potash price increases since the fourth quarter of 2020. Our total tons of potash sold increased 13% during the nine-months ended September 30, 2021 as strong commodity prices has created strong demand for potash.
Our Trio® sales increased $16.9 million or 33% during the first nine months of 2021, compared to the same period in 2020. Our Trio® average net realized sales price per ton increased 38% during the first nine months of 2021, compared to the same period in 2020, due to multiple price increases announced since the fourth quarter of 2020. We sold 6% more tons of Trio® in the first nine months of 2021, as strong domestic demand was partially offset by selling fewer tons in the international market.
Our water sales, excluding byproduct water sales, decreased $1.2 million, or 11%, in the first nine months of 2021, compared to the same period in 2020. Our water sales declined substantially beginning in April 2020 due to the COVID-19 pandemic and related governmental control measures that were implemented. Oil and gas activities near our facilities in New Mexico have increased, but were still below pre-pandemic levels for most of the first nine months of 2021.
Our sales of other oilfield solution segment offerings, including caliche, brine water, right-of-way agreements, surface damages and easements, increased $1.5 million, or 61% in the first nine months of 2021, compared to the same period in 2020, driven by a $1.0 million increase in produced water royalties, and a $0.5 million increase in surface use and rights of way agreements as oil and gas operators have increased fracking activities near our facilities in New Mexico as oil prices have increased during 2021 as the economy rebounds from the COVID-19 pandemic.
Our total byproduct sales increased $5.0 million, or 36%, for the nine months ended September 30, 2021, compared to the first nine months 2020, as our byproduct magnesium chloride sales increased $3.0 million, or 105%, our byproduct water sales increased $0.8 million, or 21%, our byproduct salt sales increased $0.8 million, or 13%, and our byproduct brine water sales increased $0.4 million, or 37%. Our byproduct magnesium chloride sales increased as we had more product to sell during 2021 compared to 2020. Our byproduct water sales and our byproduct brine water sales increased as oil and gas activities increased in 2021 compared to 2020, particularly during the third quarter of 2021, as oilfield activities have increased as oil prices rise with the economic recovery after the COVID-19 pandemic.
Cost of Goods Sold
Our cost of goods sold increased $19.7 million, or 19%, during the first nine months of 2021 compared to the same period in 2020. Our potash cost of goods sold increased $13.0 million, or 23%, during the first nine months 2021, compared to the same period in 2020, as we sold 13% more tons of potash, but had below average evaporation at our HB mine, which increased our per ton cost of sales. Our Trio® cost of goods sold increased $2.9 million, or 7%, during the first nine months of 2021, compared to the first nine months of 2020, as we sold 6% more tons of Trio®.
Our oilfield solutions cost of goods sold increased $3.8 million, or 46% during the first nine months of 2021, compared to the same period in 2020, due to increased third-party water purchases during 2021 to meet the significant daily refresh rates for certain frac jobs on our South ranch and increased water transfer costs due to increased water sales.
Abnormal Production Costs
A discussed above, we recorded $3.6 million in abnormal production costs during the third quarter of 2021 as wet weather and reduced evaporation rates decreased our production at our HB solar solution facility. We did not incur any abnormal production costs during the nine months ended September 30, 2020.
Gross Margin
During the first nine months of 2021, we generated gross margin of $33.9 million compared to gross margin of $4.7 million for the same period in 2020, driven by a 34% increase in total sales, partially offset by a 19% increase in our total cost of goods sold, as discussed above.
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
    Litigation Settlement
    In March 2020, we reached an agreement with Mosaic to settle ongoing litigation. As part of this matter we paid Mosaic an aggregate of $10 million to dismiss all claims against us in this litigation.
Selling and Administrative Expense
    During the first nine months of 2021, selling and administrative expenses decreased 9% as compared to the same period 2020. We incurred more legal expenses in the first nine months of 2020 related to the settlement of ongoing litigation discussed above.
    Net Income
    We generated net income of $26.0 million for the nine months ended September 30, 2021, as compared to a net loss of $26.4 million for the nine months ended September 30, 2020, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2021	2020	2021	2020
Sales[1]	$31,673	$22,187	$112,944	$80,504
Less: Freight costs	3,928	3,973	13,766	12,700
Warehousing and handling costs	1,241	1,173	4,004	3,673
Cost of goods sold	18,385	14,928	68,251	55,298
Lower of cost or net realizable value inventory adjustments	—	760	—	1,130
Costs associated with abnormal production	3,594	—	3,594	—
Gross Margin	$4,525	$1,353	$23,329	$7,703
Depreciation, depletion, and amortization incurred[2]	$6,257	$6,430	$19,895	$19,485

Potash sales volumes (in tons)	62	66	270	239
Potash production volumes (in tons)	37	61	201	202

Average potash net realized sales price per ton[3]	$381	$238	$319	$251
1 Sales include sales of byproducts which were $5.1 million and $3.6 million for the three months ended September 30, 2021, and 2020, respectively, and $15.7 million and $10.6 million for the nine months ended September 30, 2021, and 2020, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2021, and 2020
Potash segment sales in the third quarter of 2021 increased 43% compared to the same period in 2020, due to a 60% increase in our average net realized sales price per ton, a $1.5 million increase in byproduct sales, partially offset by a decrease of 6% in tons of potash sold. Near-term potash shortages have led to multiple price increases since the fourth quarter of 2020 and driven the per ton price of potash to historical highs. Increased byproduct sales were driven by an increase of $0.8 million in magnesium chloride sales, a $0.6 million increase in salt sales and a $0.2 million increase in brine water sales. Our magnesium chloride sales increased as we had more product to sell in 2021 due to good evaporation during the summer of 2020. Byproduct salt and byproduct brine water sales increased due to the increased activity by oil and gas producers during the third quarter of 2021, as compared to the third quarter of 2020.
Potash segment freight expense decreased slightly in the third quarter of 2021, compared to the third quarter of 2020, as a result of a 6% decrease in potash tons sold. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 23% in the third quarter of 2021, compared to the same period in 2020. While we sold 6% fewer tons of potash in the third quarter of 2021, compared to third quarter of 2020, our weighted average carrying cost per ton was higher due to below average evaporation at our HB mine in 2021, compared to above average evaporation across our potash facilities in 2020. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
During the three months ended September 30, 2021, we recorded abnormal production costs of $3.6 million. The Carlsbad, New Mexico area where our HB solar solution mining facility is located, experienced unusually wet, humid weather during the evaporation season. Because of the wet, humid weather, our evaporation and extraction rates were well below normal, resulting in fewer harvestable tons of potash from our HB solution ponds.
Our potash segment gross margin increased $3.2 million in the third quarter of 2021, compared to the same period in 2020, due to the factors discussed above.
Nine Months Ended September 30, 2021, and 2020
Potash segment sales increased 40% for the nine months ended September 30, 2021, as compared to the same period in 2020, due to a 27% increase in our average net realized sales price per ton, a 13% increase in tons of potash sold and a $5.1 million increase in byproduct sales. Agricultural sales volume increased 15% as strong commodity prices drove increased potash demand. Industrial potash sales volume increased 43% as oil and gas activities increased in response to rising oil prices. Average potash net realized sales price per ton was higher as near-term supply shortages drove price increases during the first nine months of 2021. Byproduct sales increased as economic activity continues to improve from the COVID-19 pandemic.
Potash segment freight expense increased $1.1 million, or 8%, in the first nine months of 2021, compared to the first nine months of 2020 as a result of a 13% increase in potash tons sold. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $13.0 million, or 23%, compared to the prior year due to the 13% increase in potash tons sold volume in 2021, and our weighted average carrying cost of potash increased due to below average evaporation at our HB mine in 2021, compared to above average evaporation across our potash facilities in 2020. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
As discussed above, we recorded abnormal production costs of $3.6 million due to wet weather in the Carlsbad, New Mexico area during the 2021 evaporation season.
Potash production was flat in the first nine months of 2021 compared to the first nine months of 2020 as increased production during the first six months was offset by abnormally low production during the third quarter, as discussed above.
Our potash segment gross margin increased $15.6 million in the first nine months of 2021, compared to the same period in 2020, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Agricultural	69%	77%	80%	79%
Industrial	10%	2%	5%	4%
Feed	21%	21%	15%	17%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2021	2020	2021	2020
Sales[1]	$20,827	$12,890	$71,444	$54,722
Less: Freight costs	4,038	3,878	16,515	15,950
Warehousing and handling costs	825	1,142	3,072	3,611
Cost of goods sold	10,528	8,754	43,329	40,405
Lower of cost or net realizable value inventory adjustments	—	464	—	2,885
Gross Margin (Deficit)	$5,436	$(1,348)	$8,528	$(8,129)
Depreciation, depletion, and amortization incurred[2]	$1,321	$1,531	$4,204	$4,556

Sales volumes (in tons)	46	40	191	180
Production volumes (in tons)	56	55	175	155

Average Trio® net realized sales price per ton[3]	$336	$189	$271	$197
1 Sales include sales of byproducts which were $1.3 million and $1.4 million for the three months ended September 30, 2021, and 2020, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2021, and 2020, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2021, and 2020
Trio® segment sales increased 62% for the three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to a 78% increase in average net realized sales price per ton, coupled with a 15% increase in Trio® tons sold. Sales volumes increased as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in demand for Trio®. Our Trio® average net realized sales price per ton increased due to the price increases announced since the fourth quarter of 2020.
Trio® freight costs increased 4% in the third quarter of 2021, compared to the third quarter of 2020, due to a 15% increase in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 23% in the third quarter of 2021, compared to the third quarter of 2020, due mainly to a 15% increase in Trio® tons sold.
Our Trio® production volume was flat in the third quarter of 2021, compared to the third quarter of 2020.
    Our Trio® segment generated gross margin of $5.4 million in the third quarter of 2021, compared to a negative gross margin of $1.3 million in the third quarter of 2020, due to the factors discussed above, and we recorded a $0.5 million lower of cost or net realizable value inventory adjustment in the third quarter of 2020.
Nine Months Ended September 30, 2021, and 2020
Trio® segment sales increased 31% for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to a 38% increase in Trio® average net realized sales price per ton combined with a 6% increase in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to the price increases announced since the fourth quarter of 2020. Sales volumes increased as strong commodity prices and the economic rebound from the COVID-19 pandemic drove an increase in demand for Trio®.
Trio® freight costs increased 4% in the first nine months of 2021, compared to the first nine months of 2020, due to the 6% increase in Trio® tons sold . Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 7% in the first nine months of 2021, compared to the first nine months of 2020, as Trio® sales volume increased 6%.

Our Trio® production volume increased 13% compared to the first nine months of 2020, as we converted more work-in-process inventory to premium Trio®.
    Our Trio® segment generated gross margin of $8.5 million in the first nine months of 2021, compared to a negative gross margin of $8.1 million in the first nine months of 2020, due to the factors discussed above, and we recorded a $2.9 million lower of cost or net realizable value inventory adjustment in the first nine months of 2020.
    Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2021, and 2020. Our percentage of Trio® tons sold internationally decreased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, as we continued to focus on the domestic Trio® market.

	United States	Export
For the Three Months Ended September 30 2021	90%	10%
For the Nine Months Ended September 30, 2021	93%	7%

For the Three Months Ended September 30, 2020	88%	12%
For the Nine Months Ended September 30, 2020	84%	16%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Sales	$6,708	$3,050	$14,293	$13,539
Cost of goods sold	6,061	3,363	12,235	8,397
Gross Margin	$647	$(313)	$2,058	$5,142
Depreciation, depletion, and amortization incurred	$818	$657	$2,206	$1,945
Three Months Ended September 30, 2021, and 2020
    Our oilfield solutions segment sales increased $3.7 million in the third quarter of 2021, compared to the same period in 2020, due to a $2.4 million increase in water sales, a $0.5 million increase in caliche sales, a $0.4 million increase in produced water royalties, and a $0.2 million increase in surface use, right-of way and easement revenues. The increases in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices increased.
    Our cost of goods sold increased 80%, or $2.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily as a result of increased third-party water purchases to meet the significant daily refresh rates for certain fracs on our South ranch.
Gross margin for the three months ended September 30, 2021, increased $1.0 million compared to the prior year, due to the factors discussed above.
Nine Months Ended September 30, 2021, and 2020
Our oilfield solutions segment sales increased $0.8 million during the nine months ended September 30, 2021, compared to the same period in 2020, due to a $0.9 million increase in produced water royalty revenues, a $0.5 million increase in surface use, right-of way and easement revenues, an increase of $0.4 million in brine water sales, and an increase of $0.2 million in caliche sales, partially offset by $1.2 million decrease in water sales. These sales increases were driven by increased oilfield activities as a result of the increase in oil prices. While our water sales increased during the second and third quarters of 2021, our first quarter 2021 water sales recorded in the oilfield solutions segment decreased significantly, as compared to the first quarter of 2020, due to the negative economic effects from the COVID-19 pandemic. We expect our oilfield solutions water sales will to continue to improve during the fourth quarter 2021.
Our cost of goods sold increased 46%, or $3.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily a result of increased third-party water purchases to meet the significant daily refresh rates for certain fracs on our South ranch.
Our gross margin for the nine months ended September 30, 2021, decreased $3.1 million compared to the prior year, due to the factors discussed above.

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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. The COVID-19 pandemic caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity, and our total water sales, including byproduct water sales, decreased 3% in the first nine months of 2021 compared to the first nine months of 2020 because total water sales during the first three months of 2020 were not affected by the COVID-19 pandemic. We have seen an economic rebound from the COVID-19 pandemic during the second and third quarters of 2021, and our total water sales for the second and third quarters of 2021, including byproduct water sales, increased 42% as compared to the second and third quarters of 2020. Rising oil prices have led to increased oilfield activities since the summer of 2020 and we expect oilfield activity will continue to improve in the fourth quarter of 2021, although economic uncertainty and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic may negatively impact oilfield activities.
    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
    Our production costs per ton are also impacted when our production levels change, due to factors such as changes in the grade of ore delivered to the plant, levels of mine development, plant operating performance, and downtime. Because all of our potash is produced from solution mining, weather has a significant impact on our potash production. We expect that our labor and contract labor costs in Carlsbad, New Mexico, will continue to be influenced most directly by the demand for labor in the local region where we compete for labor with another fertilizer company, companies in the oil and gas industry, and a nuclear waste processing and storage facility.
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and nine months ended September 30, 2021, our average royalty rate was 4.8%. For the three and nine months ended September 30, 2020, our average royalty rate was 5.1 and 4.8%, respectively.
    Income Taxes

We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2021 and 2020, was zero percent. Our effective tax rate differed from the statutory rate during each period primarily due to the valuation allowance established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2021 we incurred no income tax expense and for the nine months ended September 30, 2020 we recognized an immaterial amount of income tax benefit.
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
As of September 30, 2021, we were in a near break-even cumulative three-year income position. Additionally, weather issues which have negatively impacted our potash production, various legal issues which may have a material adverse effect on our future results of operations, supply chain issues that have driven near term potash supply shortages and have led to increased fertilizer prices, and the ongoing Covid-19 pandemic and any potential vaccine mandates, make it difficult to accurately forecast sustained amounts of future income. These circumstances are significant negative evidence when evaluating the realizability of our deferred tax assets. This negative evidence continues to outweigh the positive evidence of profitability in 2018, and 2019, thereby requiring us to maintain the full valuation allowance as of September 30, 2021. However, we believe that if positive pricing and sales evidence trends continue and our future long-term forecasts show sustained profitability, it is possible that there may be sufficient positive evidence to release all or a portion of our valuation allowance within the next 12 months. The timing and amount of any valuation allowance release is subject to significant judgement that is considered with the timing and amounts of actual and future earnings. Release of any valuation allowance would result in a benefit to income tax expense in the period the release is recorded, which could have a material effect on net earnings.

Capital Investments
    During the first nine months of 2021, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $12.4 million.
We expect to make capital investments in 2021 of $18 million to $23 million, with approximately $15 million on sustaining capital projects and the remainder of our estimated spending on opportunity projects. We anticipate our 2021 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of September 30, 2021, we had cash on hand of $25.6 million, compared with cash of $19.5 million at December 31, 2020. In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). We used the funds exclusively for allowed payroll, benefits and other allowed expenses and in June 2021, we received notice that the Small Business Administration ("SBA") had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
In June 2021, we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes along with a make-whole payment of $0.5 million. During the third quarter of 2021, we also repaid the $29.8 million that was outstanding under our credit facility.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities	$59,423	$18,487
Cash flows used in investing activities	$(6,395)	$(12,801)
Cash flows used in financing activities	$(46,881)	$(17,001)
Operating Activities
Total cash provided by operating activities through September 30, 2021, was $59.4 million, an increase of $40.9 million compared with the first nine months of 2020 due to increased potash and Trio® sales.
Investing Activities
    Total cash used in investing activities decreased by $6.4 million in the first nine months of 2021, compared with the same period in 2020. Cash used for capital investments decreased by $1.7 million compared to the first nine months of 2020 as we continue to prudently manage cash flow in light of economic uncertainty caused by the COVID-19 pandemic. Proceeds from the sale of assets increased $1.3 million during the first nine months of 2021, driven by the sale of land we owned in Texas for $6.0 million, while during the same period in 2020, we received $4.8 million in proceeds from a land sale from our Intrepid South ranch. Also, during the first nine months of 2020, we acquired a non-controlling equity interest in W.D. Von Gonten Laboratories for $3.5 million.

Financing Activities
Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of September 30, 2021, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2021, we made no borrowings and we made $29.8 million of repayments under the facility. As of September 30, 2021, we had no borrowings outstanding under our credit facility and we had $1.0 million in outstanding letters of credit under our facility. Including the outstanding letters of credit, we had $74.0 million available under our facility as of September 30, 2021.
During the three months ended September 30, 2020, we made no borrowings or repayments under the facility. During the nine months ended September 30, 2020, we borrowed $10.0 million and made no repayments under the facility. As of December 31, 2020, we had $29.8 million of borrowings outstanding under our facility and we had $1.0 million in outstanding letters of credit under our the facility.
As of September 30, 2021, we were in compliance with all applicable covenants under the revolving credit facility.
    As of October 31, 2021, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under the facility, and approximately $26.4 million in cash. Including the outstanding letters of credit, we had $74.0 million available to be borrowed under the facility.
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
Senior Notes—In June 2021 we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes and satisfied all obligations under the Note Purchase Agreement. In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated.
    After the repayment of our Series B Senior Notes and the forgiveness of our PPP loan in June 2021, our long-term debt balance, was zero at September 30, 2021. Our outstanding long-term debt, excluding deferred financing costs, as of December 31, 2020, was as follows (in thousands):

December 31, 2020
Notes and Payroll Protection Loan	$25,000
Advances on credit facility	29,817
Less current portion of long-term debt	(10,000)
Long-term debt	$44,817

Off-Balance Sheet Arrangements
As of September 30, 2021, we had no material off-balance sheet arrangements aside from the bonding obligations described in Note 14 to the condensed consolidated financial statements.

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
    Below is a reconciliation of average net realized sales price per ton to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,
	2021		2020
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$31,673	$20,827	$22,187	$12,890
Less: Segment byproduct sales	5,100	1,332	3,612	1,449
Freight costs	2,879	4,038	2,891	3,878
Subtotal	$23,694	$15,457	$15,684	$7,563

Divided by:
Tons sold	62	46	66	40
Average net realized sales price per ton	$381	$336	$238	$189

	Nine Months Ended September 30,
	2021		2020
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$112,944	$71,444	$80,504	$54,722
Less: Segment byproduct sales	15,696	3,096	10,562	3,248
Freight costs	11,174	16,515	10,021	15,935
Subtotal	$86,074	$51,833	$59,921	$35,539

Divided by:
Tons sold	270	191	239	180
Average net realized sales price per ton	$319	$271	$251	$197

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2020, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2021 through July 31, 2021	30	31.02	—	N/A
August 1, 2021 through August 31, 2021	30	$30.30	—	N/A
September 1, 2021, through September 30, 2021	—	$—	—	N/A
Total	60	$30.66	—	N/A
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

INTREPID POTASH, INC. (Registrant)

Dated: November 2, 2021	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2021	/s/ Matthew D. Preston
Matthew D. Preston - Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)