Form 10-K
period 2021-12-31
Intrepid Potash, Inc.
filed 2022-03-08
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2021, the last trading day of the registrant's most recently completed second fiscal quarter, of $31.86 per share as reported on the New York Stock Exchange was $266 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 28, 2022, the registrant had 13,528,556 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2022 annual meeting of stockholders to be filed within 120 days after December 31, 2021.

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
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward‑looking statements. Forward-looking statements include, but are not limited to, statements about our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, among other things. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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

Reverse Stock Split

On July 24, 2020, we received notice from the New York Stock Exchange ("NYSE") that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual that requires listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days. Due to our reduced stock price, before we received notice of non-compliance we provided notice of a special meeting of stockholders to vote on four proposals that would allow our Board of Directors to effect a reverse stock split at a ratio between 1:3 and 1:15. On July 28, 2020, we held the special meeting and all the reverse stock split proposals were approved.

On August 10, 2020, the Board of Directors approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.001 per share, by a ratio of one-for-ten. The reverse stock split became effective August 14, 2020. Additionally, the total number of authorized shares of our common stock was reduced to 40,000,000 shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in this Annual Report on Form 10-K have, where applicable, been adjusted retroactively to reflect this reverse stock split.

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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2021	2020	2019
Potash	48%	47%	47%
Trio®	34%	33%	29%
Water	8%	10%	12%
Salt	4%	4%	6%
Magnesium Chloride	3%	2%	2%
Brines	1%	1%	1%
Other	2%	3%	3%
Total	100%	100%	100%
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

    During 2021, we supplied approximately 0.4% of annual world potassium consumption and approximately 3.5% of annual U.S. potassium consumption.
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
Oilfield Solutions
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses in the oil and gas services industry. We also offer potassium chloride ("KCl") real-time mixing services on location for hydraulic fracturing operations and trucking services. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company that support oil and gas development in the Permian Basin in southeast New Mexico. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry. We sell water on Intrepid South under a joint marketing agreement with NGL Energy Partners, a land and water rights owner adjacent to our South property. Under this agreement, we are responsible for the marketing, sale, and delivery of water to various customers across our combined acreage. Demand for water and other oilfield related products and services is due to oil and gas activity and development in southeast New Mexico.
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
The world potash market has long been characterized by nameplate production capacities that exceed demand. A significant portion of this capacity is controlled by a few companies and this concentration increased in early 2018 with the merger of two Canadian producers. Historically, these larger producers have managed production levels to approximate world demand. Several international brownfield and greenfield expansions have also begun production, with increases in production rates expected over the next few years. Due to the increased production, near-term potash pricing will likely depend on the larger producers' ability to continue to manage this supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities and the continued progress of key expansion projects, specifically BHP's approval of the Jansen Stage 1 potash project, add additional uncertainty to the long-term supply and demand balance for the potash market.
The United States potash market is also impacted by the volume of imports. A change in the volume of imports could result in a material change to potash prices in the United States. Sanctions were recently announced on Belarusian potash imports and are expected to take effect in April 2022. Belarusian potash has historically accounted for approximately 7% of annual demand in the United States. We expect other suppliers will increase their volume of imports in response to the sanctions although timing of these changes and the overall effect of the sanctions on the potash market are uncertain.

Virtually all of the world's potash is currently extracted from 19 commercial deposits. According to the International Fertilizer Industry Association and data published by potash mining companies, six countries accounted for approximately 88% of the world's aggregate potash production during 2020. During this time period, the top nine potash producers supplied approximately 96% of world production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 29% of the global potash production in 2020, one producer in Russia supplied approximately 16% of global potash production in 2020 and one producer in Belarus supplied approximately 15% of the global potash production in 2020. Another Russian producer is currently undertaking a significant increase in potash production. If this producer achieves its goals, it could grow from approximately 2% of global potash production in 2020 to approximately 6% in the next few years.
    Hydraulically fractured horizontal wells account for the majority of oil and gas wells drilled in the United States today and are responsible for the record amount of fossil fuels produced in the United States in recent years. The use of horizontal drilling in oil and gas production allows a well to remain in contact with the targeted formation, increasing production compared to a vertically drilled well. This process has resulted in longer wells, with some horizontal drilling sections reaching several miles long. The increase in horizontal drilling has also increased the use of fresh water, with a single frac potentially using millions of gallons. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Fresh water is important in the fracking process, as impurities in the water can impact the overall effectiveness of the frac. The majority of water used in fracking is transported by pipeline to the frac site, where it is stored in ponds or storage tanks. While fresh water remains a key input for many fracs, some operators have switched to using exclusively recycled water or a combination of fresh water and recycled water when completing wells. We believe this change is due to the growing focus on environmentally friendly operations and a response to the large amounts of produced water that is present in certain basins and formations, such as the Delaware Basin in southeast New Mexico. By recycling and reusing produced water, operators are able to reduce fresh water purchases and decrease the cost of transporting and disposing of produced water into disposal wells.
    The most productive region in the United States for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2022, the Permian Basin produced approximately 5.0 million barrels of oil per day. For comparison, the next most productive region in the United States produced approximately 1.2 million barrels of oil per day. In addition to producing wells, the Permian Basin also had approximately 1,450 drilled but uncompleted wells as of December 2021.

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

•Expand Trio® sales and maximize gross margin. We plan to continue to expand our sales and marketing efforts for Trio® in domestic markets and select international markets. Our efforts include continued crop nutrition education and increased marketing efforts targeting organic agriculture and high-value specialty crop markets. In order to maximize gross margin, we are working to optimize our production process to produce more granular-sized product, which is preferred by most markets. We currently operate our Trio® facility at a reduced production level and expect to continue to do so for the foreseeable future.
•Expand offerings of oilfield solutions. We intend to continue working to expand sales of water, particularly to service the oil and gas markets near our operating plants in New Mexico. We have a meaningful amount of water rights under which we sell water primarily for industrial uses such as in the oil and gas services industry. In addition, as described above, in May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company in the Permian Basin which we operate as Intrepid South. We expect to increase the amount of water available for sale on the Intrepid South property over the next few years through additional infrastructure investments and permitting. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. With an increasing focus on environmentally friendly operations and due to the large amounts of produced water in the Delaware Basin, operators are using increasing amounts of recycled water when completing wells. We acquired multiple recycle units in the second half of 2021 and have begun hiring employees with the plan to enter the recycled water market in 2022. In 2020, we sold approximately 320 acres of our fee land on Intrepid South to an oil and gas operator, which only allows the buyer to drill Acid Gas Injection ("AGI") wells on the property to dispose of natural gas with high concentrations of hydrogen sulfide ("H2S"). Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
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
As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.7% of our potash and Trio® sales less their related freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.
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
•Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the United States, although freight expense and competition from substitute products have made this a difficult market to penetrate. We also offer Organic

Materials Review Institute ("OMRI") listed organic potash and Trio® products that provide essential minerals for growing certified organic crops. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.
•Water rights. Water rights in New Mexico are real property rights, which authorize a water right owner to use a specific amount of water, diverted from a specific location, for a specific purpose of use, in a specific place. Water rights are limited to the amount of water put to beneficial use. In New Mexico, the New Mexico Office of the State Engineer (“OSE”) administers water rights. The validity of water rights are ultimately confirmed or denied by a court in an adjudication proceeding. Prior to an adjudication, a water right may be acquired through the OSE’s permitting or licensing process. If a water right existed before the OSE had authority to issue permits, a water rights owner may file a declaration with the OSE. The OSE issues permits for both surface and groundwater appropriations. These permits are inchoate rights, which allow a permittee to put the water to beneficial use as prescribed by the agency. Once the OSE confirms that water diversion works have been completed and water has been put to beneficial use, the water right is licensed. A declaration is made when water was put to beneficial use either before New Mexico adopted its current water code in 1907 for surface water declarations, or before the OSE declared an underground water basin for groundwater declarations. A water right claimant must apply to the OSE for a permit to make changes to a water right, including changes in the place or purpose of use. The validity of water rights are ultimately confirmed or denied by courts in an adjudication process. We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased our total water rights available for sale and our footprint in and around the Delaware Basin, a sub-basin of the Permian Basin. We continue working to permit additional water rights on the Intrepid South property. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.
•Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2021, these markets represented approximately 78%, 6%, and 16% of our 2021 potash sales, respectively, and during 2020, these markets represented approximately 79%, 3%, and 18%, of our 2020 potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity to promote the benefits of potash in drilling activities and to increase our industrial sales volumes.
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
Seasonality
The sales pattern for potash sold into the agricultural market is seasonal. Over the last three years, our monthly potash sales volume has been highest in February through May and September through November when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the United States. In turn, our monthly potash sales volume has been the lowest in June, July and December. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
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
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies, and geographies that we serve. Because all of our potash production comes from our solar solution mines, our potash production is also seasonal. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we have no potash being produced. The seasonality of fertilizer demand results in our sales volumes being the highest during the spring and our working capital requirements being the highest just before the start of the spring season. We have observed fertilizer dealers in North America instituting practices that are designed to reduce their risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, the farmers in the United States have gained efficiencies in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly financial results can also vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
Demand for our oilfield products and services is highly correlated to oil and gas exploration activities and can vary from quarter to quarter.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. We sell into the industrial and feed markets through sales to distributors and directly to end users. For water, we sell to a diverse set of customers through a combination of spot sales and multi-year contracts.
In each of 2021, 2020 and 2019, no customer accounted for more than 10% of our total sales.
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
In 2021, we had approximately $0.3 million of capital investments, and $1.4 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $1.0 million to $3.0 million for environmental related capital and reclamation projects in both 2022 and 2023. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. If potential negative effects to the environment are discovered, or if the potential negative effects are of a greater magnitude than currently estimated, material expenditures could be required in the future to remediate the identified effects. We expect that continued emphasis on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
We hold numerous environmental, mining, and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and surface water, injection of brine, and appropriation of water. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. In many cases, environmental permits and approvals are also required for an expansion of, or changes to, our operations. As a condition to procuring the necessary permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate reclamation, closure, and post-closure care at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. In 2016, the OSE determined that our East tailing impoundment embankments are considered jurisdictional dams.  We continue to work with the OSE to determine required dam modifications associated with this determination. We may be required to spend a significant amount of capital to bring the impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional dams.
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
Air and Drinking Water
    In the ordinary course of our business, from time to time, we receive notices from the New Mexico Environment Department of alleged air or drinking water quality control violations. Upon receipt of these notices, we evaluate the matter and take any required corrective actions. In some cases, we may be required to pay civil penalties for these notices of violation. The Utah Division of Air Quality conducts periodic compliance inspections at our Moab and Wendover facilities and affirms our compliance with applicable approval orders.
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
Remediation at Intrepid Facilities
    Many of our current facilities have been in operation for a number of years. Operations by us and our predecessors have involved the historical use and handling of potash, salt, related potash and salt byproducts, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water, or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been properly closed and maintained.
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
Our surface permits require us to reclaim property disturbed by operations at our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2021, is approximately $27.0 million, which is reflected in our audited financial statements found elsewhere in this Annual Report on Form 10-K. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell from leased land owned by the U.S. government, the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of the leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2021, we paid $10.8 million in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. For certain water sales we pay an $0.11 per barrel sold royalty to the State of New Mexico.

Human Capital Resources
Headcount
We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain, and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. As of December 31, 2021, we had 440 employees distributed across our four main locations. Our workforce is well-tenured providing invaluable experience and insight into our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	39	6
Moab	61	12
New Mexico	284	10
Wendover	56	16
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
Employee Development and Training
We believe in providing opportunities for employees to continue to develop and grow their careers. We offer a tuition reimbursement program and ongoing support of continuing education for professional certifications and other credentials. We also provide a comprehensive Career Path program for our hourly employees that clearly outlines the proficiencies necessary for each job level as well as the development steps to progress through various job levels.
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
–Full-Cycle Water Management - We are actively developing water treatment and recycling operations in the Delaware Basin. Recycled water will reduce the amount of produced water that is injected into produced water disposal wells.
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
–Salt laydown at the Bonneville Salt Flats - We are committed to helping maintain the environments in which we operate, one of which is the Bonneville Salt Flats near our Wendover, UT mine. Since 2005, we have donated free of cost to the BLM nearly 7 million tons of salt that has been deposited on the racetrack to help preserve this unique attraction in northwest Utah. We drilled an additional brackish well in 2021 to increase the brine available for the salt laydown project.
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
Executive Officers
The following section includes biographical information for our executive officers:

Name	Age	Position
Robert P. Jornayvaz III	63	Executive Chairman of the Board and Chief Executive Officer
E. Brian Stone	59	President and Chief Operational Officer
Robert E. Baldridge	60	Senior Vice President - New Mexico
Matthew D. Preston	37	Chief Financial Officer
Kyle R. Smith	48	Vice President, General Counsel and Secretary
Robert P. Jornayvaz III has served as our Executive Chairman of the Board since 2010 and as our Chief Executive Officer since August 2014. Mr. Jornayvaz served as our Chairman of the Board and Chief Executive Officer from our formation in 2007 until 2010. Mr. Jornayvaz served, directly or indirectly, as a manager of our predecessor, Intrepid Mining LLC, from 2000 until its dissolution at the time of our initial public offering in 2008. Mr. Jornayvaz is the sole owner of Intrepid Production Corporation. Mr. Jornayvaz and Intrepid Production Corporation together beneficially own 15.2% of our common stock, as of January 31, 2021.
E. Brian Stone has served as President since August 2021 and our Chief Operating Officer since December 2019. Prior to joining Intrepid, Mr. Stone was the Chief Operating Officer for Hupecol Operating Co. LLC, an international oil and gas company focused on South America and Europe, from 2005 to 2019.
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
Matthew D. Preston has served as our Chief Financial Officer since December 2021. Mr. Preston also serves as our principal financial officer and principal accounting officer. Mr. Preston served as our Vice President of Finance from November 2019 to December 2021 and our Director of Budget and Forecast from April 2016 to November 2019. Previously, Mr. Preston served in successively more senior finance roles since joining Intrepid in 2008, including Senior Manager of Budget and Forecast, Manager of Budget and Forecast, and Financial Analyst.
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
Summary Risk Factors
Below is a summary of some of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business
•The COVID-19 pandemic has, and may continue to, disrupt our business, including, among other things, demand for our products, our personnel and production processes, each of which has and could continue to materially affect our operations, liquidity, financial condition and results of operations.
•Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
•We are working to expand our sales of Trio®, and our sales and results of operations could be negatively impacted if we are unsuccessful in our plans.
•We may not be successful in our efforts to sustain or expand water sales due to the status of our water rights, challenges to our water rights, changes in the demand for water in the areas around our facilities, or other events, which could adversely impact our financial condition and results of operations.
•A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could decrease our revenue.
•We may alter or expand our operations or continue to pursue acquisitions, which could adversely affect our business if we are unable to manage any expansion or acquisition effectively.
•Aggressive pricing or operating strategies by our competitors could adversely affect our sales and results of operations.
•The seasonal demand for our products, and the resulting variations in our cash flows from quarter to quarter, could have an adverse effect on our results of operations and working capital requirements.
•Our Trio® profitability could be affected by market entrants or the introduction of langbeinite alternatives.
•International sales could present risks to our business.
•If potash or Trio® prices decline, or oil and gas activity declines, we could be required to record write-downs of our long-lived and indefinite-lived assets, which could adversely affect our results of operations and financial condition.
•If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
•Weakening of foreign currencies against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations. Currency fluctuations could cause our results of operations to fluctuate.
•Our business depends on skilled and experienced workers, and our inability to find and retain quality workers could have an adverse effect on our development and results of operations.
•Increases in the prices of energy and other important materials used in our business, or disruptions to their supply, could adversely impact our sales, results of operations, or financial condition.
•Increased costs could affect our per-ton profitability.
•A shortage of railcars or trucks for transporting our products, increased transit times, or interruptions in railcar or truck transportation could result in customer dissatisfaction, loss of sales, higher transportation or equipment costs, or disruptions in production.
•We rely on our management personnel for the development and execution of our business strategy, and the loss of one or more members of our management team could harm our business.
•We have less product diversification than nearly all of our competitors, which could have an adverse effect on our financial condition and results of operations.
•Heavy precipitation or low evaporation rates at our solar solution mines could impact our potash production at those facilities, which could adversely affect our sales and results of operations.
•Inflows of water into our langbeinite mine from heavy rainfall or groundwater could result in increased costs and production downtime and could require us to abandon the mine, any of which could adversely affect our results of operations.
•A significant disruption to our information technology systems could adversely affect our business and operating results.
•Our business may be adversely affected by union activities.

•We will be subject to a number of uncertainties while we pursue the initial public offering of Intrepid Acquisition Corporation I (“IACI”), and during the timeframe when IACI pursues an initial business combination, which could adversely affect our business, financial condition, results of operations, cash flows and stock price.
Risks Related to Our Industry
•Changes in the agricultural industry could exacerbate the cyclical nature of the prices and demand for our products or adversely affect the markets for our products.
•Mining is a complex process that frequently experiences production disruptions, which could adversely affect our results of operations.
•Mining is a hazardous process, and accidents could result in significant costs or production delays.
•The grade of ore that we mine could vary from our projections due to the complex geology and mineralogy of reserves, which could adversely affect our production and our results of operations.
•If the assumptions underlying our reserve estimates are inaccurate or if future events cause us to negatively adjust our previous assumptions, the quantities and value of our reserves, and in turn our financial condition and results of operations, could be adversely affected.
•Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.
•The mining business is capital intensive, and our inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.
Risks Related to Financial Position, Indebtedness and Additional Capital Needs
•The execution of strategic projects could require more time and money than we expect, which could adversely affect our results of operations and financial condition.
•Future indebtedness could adversely affect our financial condition and impair our ability to operate our business.
•Despite our current level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
•The phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our financial results.
•Adverse conditions in the global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
•Market upheavals due to military actions, terrorist attacks, other catastrophic events, or economic repercussions from those events could reduce our sales or increase our costs.
Risks Related to Compliance, Regulatory and Legal
•Changes in laws and regulations affecting our business, or changes in enforcement practices, could have an adverse effect on our financial condition or results of operations.
•If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, our business could be adversely affected.
•Anti-corruption laws and regulations could subject us to significant liability and require us to incur costs.
Risks Related to the Environment and Climate
•Physical effects of climate change, and climate change legislation, could have a negative effect on us and our customers, and, in turn, our results of operations.
•Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.
Risks Related to Our Common Stock
•The price of our common stock may be volatile and you could lose all or part of your investment.
•The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock, or by our announcement that the issuances and sales may occur.
•We do not anticipate paying cash dividends on our common stock.
•Provisions in our charter documents and Delaware law may delay or prevent a third party from acquiring us.
•We may issue additional securities, including securities that are senior in right of dividends, liquidation, and voting to our common stock, without your approval, which would dilute your existing ownership interests.
•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.

Risks Related to Our Business
The COVID-19 pandemic has, and may continue to, disrupt our business, including, among other things, demand for our products, our personnel and production processes, each of which has and could continue to materially affect our operations, liquidity, financial condition and results of operations.
The COVID-19 pandemic has, and could continue to, negatively affect our operations, liquidity, financial condition and results of operations. During 2020, measures designed to contain the spread of COVID-19 had a negative impact on the global economy. Oil demand decreased and, as a result, we saw a significant decline in oil and gas activity near our Carlsbad, New Mexico operations. We experienced a significant decrease in the sale of water and other oilfield related products and services, which negatively impacted our overall results. During 2021, many of these restrictions were reduced or removed and overall economic activity and our financial results improved. The situation remains dynamic and subject to rapid and possibly material change, including, but not limited to, changes that may materially affect the demand for our products, our mining operations, and the operations of our customers and supply chain partners. These changes could result in material negative effects on our business, results of operations, financial condition, liquidity position and ability to maintain compliance with our debt covenants.
Our efforts to manage and mitigate the risks may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of COVID-19 and related variants, the efficacy and adoption of vaccines against COVID-19 and related variants, as well as third party actions taken to contain the spread of COVID-19 and related variants and mitigate public health effects. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future business, operations, liquidity, financial condition, and results of operations remain uncertain at this time.
Our potash sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Global productive capacity remains higher than demand and we expect this will last for at least the next few years, although individual potash producers have, at times, independently suspended production in response to market outlook. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as there is for many other commodities. As a result, we do not have protection from this price and demand volatility.
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
We may not be successful in our efforts to sustain or expand water sales due to the status of our water rights, challenges to our water rights, changes in the demand for water in the areas around our facilities, or other events, which could adversely impact our financial condition and results of operations.
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. If there are changes in state or federal regulations regarding oil and gas production or water usage, this could materially impact our ability to monetize our water rights. Third parties regularly challenge our applications to the OSE to change our water rights permits so that we authorized to sell water to oil and gas producers. We may not be successful in our efforts to obtain the requisite permit changes. In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water, increase the cost to provide water, or result in our having to refund prepayments that we have received for future water sales. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs. Any of these events could adversely impact our financial condition and results of operations.
Water rights in New Mexico are subject to a stated place of withdrawal, purpose and place of use. Some of our water right permits, declarations and licenses were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the point of diversion, purpose and/or place of use of the underlying water rights. The OSE reviews such applications and makes a determination as to the validity of the right and, will approve the proposed change if it determines the requested change will not impair existing water rights, will not be contrary to the conservation of water within the state, and will not be detrimental to the public welfare of the state. In some situations, the OSE can issue a preliminary authorization for the change, which allows for the proposed change to go into effect immediately while pending further administrative review. Such authorizations for water sales are often subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest an application to change a point of diversion, purpose or place of use or a preliminary authorization at minimal cost and frequently do so. Once protested, an administrative process begins, whereby the OSE will ultimately determine if the subject application or preliminary authorization will impair existing water rights, will be contrary to the conservation of water within the state or will be detrimental to the public welfare of the state. The OSE’s findings can be appealed to a New Mexico district court. A significant portion of our water sales are being made under preliminary authorizations issued by the OSE. Additionally, some of our water rights are permitted water rights for which we still need to provide proof of completion of works and proof of beneficial use to the OSE. Please see Note 14 of the Notes to Consolidated Financial Statements for an update on challenges to our water rights.
We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. Any decrease in our water rights could materially impact our ability to monetize our water rights.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could decrease our revenue.
A portion of our revenue comes from the sale of water and potassium chloride for use in oil and gas development. A decline in oil and gas drilling, especially in the Permian Basin, could reduce our sales of water and potassium chloride. For example, the decline in oil and gas drilling in 2020 due to restrictions implemented by local, state and federal authorities in response to the COVID-19 pandemic and the resulting impacts of these restrictions on the global economy as a whole, reduced our sales of water and potassium chloride into industrial markets in 2020. In addition, oil and gas developers are regularly looking for ways to use more produced, or recycled, water instead of fresh water in oil and gas development. Also, there are other products available that have some of the same clay-inhibiting properties as our potassium chloride. These alternative products could temporarily or permanently replace some of our sales of water or potassium chloride.  We also have other oilfield product and service offerings, such as caliche and brine products, the sales of which were negatively impacted by the decline in oil and gas development in 2020, and may be further impacted in the future by declines in oil and gas development.
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
Increases in the prices of energy and other important materials used in our business, or disruptions to their supply, could adversely impact our sales, results of operations, or financial condition.
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
    All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. We experienced significant rainfall in the summer of 2019 at our Wendover facility which reduced the product available for sale in 2020, and at our HB facility in the summer of 2021, which led to fewer tons available for sale in the second half of 2021 and we expect will result in fewer tons than our historical average available in the spring of 2022. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations would be adversely affected. Reduced potash available for sale could also affect our ability to produce and sell byproducts such as salt and magnesium chloride.
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
We will be subject to a number of uncertainties while we pursue the initial public offering of Intrepid Acquisition Corporation I (“IACI”), and during the timeframe when IACI pursues an initial business combination, which could adversely affect our business, financial condition, results of operations, cash flows and stock price.
While we have announced our intention to pursue an initial public offering of IACI, a newly formed special purpose acquisition company (“SPAC”) and our indirect subsidiary, there has recently been heightened regulatory focus on SPACs, including recently issued accounting guidance, resulting in substantial uncertainty in the SPAC markets. Pursuing the initial public offering of a SPAC in this uncertain environment has resulted in, and may continue to result in, additional costs as instrument terms are reevaluated, delays in the SPAC initial public offering process and attention from our management and employees. There is no assurance that we will be able to consummate IACI’s initial public offering on favorable terms or at all. Further, in the event the initial public offering of IACI is completed, the accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of IACI’s financial statements, which could then impact and necessitate restatements of our financial statements, as well as leading to delays as IACI pursues a suitable business transaction and requiring us to devote extensive management and employee attention and resources to these matters.

If we are unable to consummate IACI’s initial public offering on favorable terms or at all, or if we complete the initial public offering and IACI is unable to consummate a suitable business transaction during the prescribed time period set forth in the terms of IACI’s initial public offering, we may experience negative reactions from the financial markets and from our stockholders. In addition, in the event that IACI is able to find a suitable initial business combination, or if the initial business combination is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction. Further, we will be required to devote significant management and employee attention and resources to matters relating to the initial public offering and the initial business combination. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Industry
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
Risks Related to Financial Position, Indebtedness and Additional Capital Needs
The execution of strategic projects could require more time and money than we expect, which could adversely affect our results of operations and financial condition.
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
    As of December 31, 2021, we had no outstanding borrowings under a revolving credit facility that allows us to borrow up to $75 million. We may incur additional indebtedness in the future. The agreements governing the credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
    Future indebtedness could have important consequences, including the following:
•it could limit our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements
•it could limit our flexibility in planning for, or reacting to, changes in our business
•we could be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage
•it could make us more vulnerable to a downturn in our business or the economy
•it could require us to dedicate a substantial portion of our cash flows from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flows for other purposes
•it could adversely affect our business and financial condition if we default on or are unable to service our indebtedness, are unable to refinance such indebtedness on favorable terms or are unable to obtain additional financing, as needed
    Our debt agreement contains financial and other restrictive covenants. For example, the agreement includes financial covenants that require us to maintain a maximum leverage ratio (as these ratios are defined under the agreement). For more information about financial covenants, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
    These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. The credit facility is secured by substantially all of our assets. As such, an event of default could also result in our lenders foreclosing on some or all of our assets.
The credit facility expires in 2024. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.
Despite our current level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
Although the agreement governing our indebtedness contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.
While the agreement governing our indebtedness also contains restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.
The phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our financial results.
Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. In July 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to phase out LIBOR by the end of 2021. LIBOR is in the process of being discontinued. While certain U.S. Dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time and only on a “synthetic” basis (i.e., not on the basis of submissions made by panel banks). The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. Dollar LIBOR should be entered into after 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.
At this time, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. Dollar LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as is the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain.
The agreement governing our revolving credit facility is indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks. However, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under the agreement governing our revolving credit facility. Likewise, the unavailability of LIBOR may have an adverse impact on interest rates and other financing costs under other debt instruments and other financial obligations of ours, as well as the market value of and the payments we receive under any LIBOR-linked securities or investments that we may own from time to time. In addition, financial markets generally may be adversely affected by the discontinuation of LIBOR, the uncertainties regarding its discontinuation, the alternative reference rates that are being or may be used in place of LIBOR and other issues related to LIBOR. Any of the foregoing could adversely affect our results of operations and financial condition.
At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR-based securities. Furthermore, we may need to renegotiate our revolving credit facility which expires on August 1, 2024 and utilizes LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.
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

Risks Related to Compliance, Regulatory and Legal
Changes in laws and regulations affecting our business, or changes in enforcement practices, could have an adverse effect on our financial condition or results of operations.
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
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2021 approximately 20% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue ("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019. As of February 2022, we are continuing to progress on the audit in cooperation with ONRR.
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
Risks Related to the Environment and Climate
Physical effects of climate change, and climate change legislation, could have a negative effect on us and our customers, and, in turn, our results of operations.
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
We have also made certain public statements regarding our commitment to the environment and our focus on protecting the environments, resources, and ecosystems surrounding our locations. Although we intend to work closely with communities and make it a priority to protect the natural resources surrounding our operation, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our goals will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current plans based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.
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
The market price of our common stock has historically experienced, and may continue to experience, volatility. For example, during 2021, the market price of our common stock ranged between $21.92 and $52.91. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
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
Our stock is currently listed on the NYSE. For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. If we are unable to meet the NYSE’s listing standards the NYSE would delist our common stock. At that point, it is possible that our common stock could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including reduced liquidity for stockholders; reduced trading levels for our common stock; limited availability of market quotations or analyst coverage of our common stock; stricter trading rules for brokers trading our common stock; and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. Volatility of our common stock may make it difficult for you to resell shares of our common stock when you want or at attractive prices.
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
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future, subject to the terms of our revolving credit agreement. A decision to pay a dividend would depend upon, among other factors, our results of operations, financial condition, and cash requirements and the terms of our revolving credit agreement at the time a payment is considered.
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
Overview of Properties
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
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2021, approximately 20% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.

The following tables provide a summary of our mineral resources and reserves. Additional information is provided in the Individual Property Disclosures below.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite effective December 31, 2021. Based on 406 $/potash product ton mine site and 425 $/langbeinite product ton mine site.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	370.0	15.0	200.0	14.0	570.0	15.0	—	—
Utah
Moab	106.0	27.0	190.0	25.0	296.0	25.0	38.0	23.0
Wendover	—	—	80.5	0.5	80.5	0.5	109.0	0.5
Total	476.0	18.0	471.0	16.0	946.5	17.0	147.0	6.0

Langbeinite
New Mexico
IPNM	50.0	10.0	60.0	10.0	110.0	10.0	—	—
Total	50.0	10.0	60.0	10.0	110.0	10.0	—	—

Summary of Mineral Reserves in Millions of Product Tons of Potash and Langbeinite effective December 31, 2021. Based on 325 $/potash product ton mine site and 340 $/langbeinite product ton mine site.
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (Mt)	In Situ Grade (%K2O)	Amount (Mt)	In Situ Grade (%K2O)	Amount (Mt)	In Situ Grade (%K2O)
Sylvinite
New Mexico[1]
IPNM	4.1	22.7	0.2	20.8	4.3	22.6
Utah
Moab[1]	1.6	27.2	0.9	28.7	2.5	27.7
Wendover[2]	—	—	1.8	0.5	1.8	0.5
Total	5.7	24.0	2.9	10.6	8.6	19.5

Langbeinite
New Mexico[3]
IPNM	4.9	8.5	1.2	9.1	6.1	8.6
Total	4.9	8.5	1.2	9.1	6.1	8.6
[1] - In situ grade corresponds to the amount of K2O in the contact area of the caverns
[2] - In situ grade corresponds to the amount of K2O in the brines
[3] - In situ grade corresponds to the amount of K2O in the langbeinite ore
As noted, we have relatively long-lived proven and probable reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes in areas near our Carlsbad, New Mexico, facility, in order to further define the ore body. Development of the underground mines is expected to be coincident with the continued advancement of ore zones. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells and flooding of new solution mine caverns. Although not in our current plans, we also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of conventional reserves.
Our leased office space in Denver, Colorado, is approximately 19,000 square feet and has a term expiring on April 29, 2022.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Individual Property Disclosure - New Mexico
Overview
Our New Mexico operations ("IPNM") consists of our HB Solar Solution, East, West, and North Mines and are located in southeastern New Mexico in Eddy and Lea Counties in the Carlsbad Potash District ("CPD"). The location is further defined by the boundary of the Known Potash Leasing Area ("KPLA"). This United States Bureau of Land Management ("BLM") managed area consists of that part of the KPLA where the co-development guidelines for oil and gas and potash are in effect for federal lands under Order 3324 issued by the Secretary of the Interior on December 4, 2012 ("2012 Secretary's Order"). The 2012 Secretary's Order revises and supersedes a previous Order issued in 1986 and corrected in 1987. The 2012 Secretary’s Order does not alter the boundaries of the area. The area also contains state lands that are managed by the State of New Mexico under the New Mexico Oil Conservation Division Order R‐111‐P ("R-111-P"). In general, the stated objective of the 2012 Secretary’s Order and R‐111‐P is to prevent waste of petroleum and mineral resources and maximize the economic recovery of oil, gas, and potash minerals in the area.
The geology of the potash‐bearing beds of the Carlsbad area has been well documented. Overall, the potash‐bearing beds may be described as bedded sedimentary rocks, deposited across the Delaware Basin and Northwest Shelf backreef from the Capitan Reef. The Carlsbad area falls within the Delaware Basin, part of the Permian Basin. The Delaware Basin has a maximum width of approximately 100 miles and a length of approximately 150 miles, extending from north of Carlsbad, New Mexico, to Pecos County, Texas.

The Permian Age sequence comprises the Ochoan, Guadalupe, Leonard, and Wolfcamp series in order of increasing age. Laterally extensive, evaporite beds containing deposits of halite, sylvite, langbeinite, kainite, carnallite, and other evaporite minerals are found within the Ochoan Series, whose top ranges from a depth of 2,000 feet near the Texas State line to approximately 200 feet below surface north of Carlsbad. Mining occurs in the Salado Formation which contains 12 potash ore zones, of which six have been or are currently being mined.
Sylvinite is currently being mined using solution methods in the 1st and 3rd ore zone. Historically, sylvinite has been conventionally underground mined in the 1st, 3rd, 5th, 7th, and 10th ore zones. Mechanical mining of langbeinite is currently occurring in the 3rd and 5th ore zones at the East Mine. Langbeinite is prevalent in the 3rd and 4th ore zones in the southern part of the Delaware Basin, and occurs mixed with sylvite in the 5th ore zone.
The property includes two operating mines, the East Underground and HB Solution Mines, one idled mine, the West Mine and the North Mine which was shut down in the early 1980’s. The property is located in Eddy and Lea Counties, near Carlsbad, New Mexico.
The two mining methods currently in practice at IPNM are high‐extraction mechanical underground room‐and‐pillar mining and solution mining. Mechanical mining is well suited to bedded deposits. All potash production at IPNM comes from the HB Solar Solution Mine in the 1st and 3rd ore zones. Trio® production is from langbeinite mined using room‐and‐pillar mechanical mining methods at the East Mine in the 3rd, 4th, and 5th ore zones. Historically, potash was sourced from the West Mine 5th, 7th, and 10th ore zones. Approximately 285 people are employed at the property.
There are no significant encumbrances on the property. A reclamation bond is currently in place for approximately $3.8 million and is expected to be adjusted to approximately $4.5 million with agency approval over time.
IPNM has all necessary operating permits and is in production, both underground and solution mining, and through permit reporting maintains environmental compliance. Environmental studies are conducted for major project expansions. The most recent Environmental Audit was completed in 2015 for the expansion of the HB In Situ Solution Mining project to include the solution mining of the abandoned Amax potash mine. The work referenced the initial Environment Impact Study ("EIS") for the HB In Situ Solar Solution Mining Project EIS.
East Mine and Plant
The East Mine is a high‐extraction, mechanical room‐and‐pillar mine. Potash was the primary product until mining progressed to the mixed langbeinite and potash ore in the 5th ore zone. The mixed ore was processed into two products: potash sourced from the sylvinite portion of the mixed ore, and Trio® sourced from the langbeinite portion of the mixed ore. The East Mine plant was converted to a langbeinite‐only operation in April 2016 and potash is no longer produced from the East Mine. The maximum productive capacity of the plant is 400,000 tons of Trio® concentrate annually.
There are five active sections with a miner and a shuttle car loading onto a belt conveyor. Each mining section produces approximately 240,000 tons of run‐of‐mine ore each year. The long‐range production balanced with sales projections results in a long‐term annual production of 1.2 million tons of ore for 250,000 tons of Trio® annually.
The East Plant was modified in 2003–2004 to allow dual processing to recover the K2O value from both the sylvite and langbeinite fractions of the ore. Langbeinite, marketed as Trio®, is recovered using dense media separation and a fine langbeinite recovery circuit. Currently about one million tons per year of ore is processed at a rate of 300 tons per hour. The ore is crushed, screened, pulped, and rescreened. Coarse material is forwarded to the dense media separation ("DMS") circuit. The DMS concentrate is water leached, debrined, and dried. The coarse product is separated into the three Trio® products. Fine material from the screening process is recovered using gravity separation, leaching, debrining, and drying. Fine material is upgraded to premium product using pelletization.
HB Mine and Plant
Historical room‐and-pillar mining operations at the HB complex recovered about 70% of the ore, leaving approximately 30% of the ore available for secondary recovery in pillars plus what can be recovered beyond the limits of the conventional mine works. Mining at the HB Solar Solution Mine recovers potash by injecting saturated saline NaCl brine into the old mine works to create underground leach lakes. Over time, the solution enriched with potash is pumped to the surface to solar evaporation ponds. Selective solar evaporation leaves behind a potash‐enriched salt that is collected using scrapers, pumped, and processed at the HB Plant. The solution mine comprises six injection wells, five extraction wells, and three monitoring wells.
In 2012, IPNM commenced filling the HB solar evaporation ponds. The extraction brine sourced from the mined‐out areas of the 1st ore zones of the former underground workings of portions of HB Eddy, HB South, HB North, and the HB Crescent, collectively referred to as the HB Mine, contains approximately 21.7% NaCl and 7.0% KCl. The brine is collected and crystallized in 18 solar evaporation ponds. The HB flotation mill processes the harvested potash and salts from the solar evaporation ponds. Following the separation of KCl, the HB Solar Solution Mine also recovers significant quantities of NaCl.
The North Plant provides classification, compaction, quality control, and load‐out services for production from the HB Solar Solution Mine. Belly dump trucks unload HB product into a dump pocket. The material is then sent to surge bins. The product is screened, preheated, weighed, and sent to a compactor feed bin. Material is fed to the roll compactor, and resulting flakes are further reduced in size with the subsequent flake breaker and crusher. Product is then screened and sent to the curing dryer and screened once again before being sent to final product storage. The product is shipped to market in trucks or rail cars.
West Mine
The West Mine is a high‐extraction, mechanical room‐and‐pillar mine that was idled in July 2016 and placed in care‐and‐maintenance mode. The mine was last operated in the 5th, 7th, and 10th ore zones.
North Mine and Compaction Plant
The North Mine operated from 1957 to 1982 when it was idled, mainly due to low potash prices and a change in the mineralogy of the readily accessible remaining reserves which negatively impacted mineral processing. Although the mining and processing equipment has been removed, the mine shafts remain open. The compaction facility at the North Mine is where the HB potash product is granulated, stored, and shipped. The North Facility receives compactor feed from the HB Solar Solution Mine via truck and converts the compactor feed to finished granular‐sized product and standard‐sized product.
It is anticipated that a new sylvite processing facility will need to be constructed to handle the higher insoluble and higher carnallitic ores that are contained in the 8th and 10th ore zones. This new processing plant is expected to have a plant recovery of 75%, which is supported by the metallurgical test work done on the 10th ore zone ore by Tetra Tech in 2009 in support of Phase 1 of the North Mine Reopening Feasibility Study.
Leases and Permits
IPNM controls the right to mine approximately 143,000 acres in New Mexico. Of that acreage, 32,000 acres are leased from the State of New Mexico, 106,000 acres are leased from the United States government through the BLM, and 240 acres of mineral rights are leased from private owners. IPNM owns 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the state or the federal government. These leases generally contain stipulations that require IPNM to commence mining operations within a specified term and continue mining to retain the lease. The stipulations on IPNM leases are subject to periodic readjustment by the applicable state government and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state.
History of Operations
Potash was first discovered in southwest New Mexico in 1925 in Eddy County, New Mexico, in Snowden McSweeney Well No. I on a V. H. McNutt permit near the center of the portion of what is now the KPLA. Commercial shipments began in 1931. The mines have had numerous owners beginning with the U.S. Potash Company’s ownership of the West Mine from 1929 to 1956. Intrepid Mining, the predecessor to Intrepid Potash, acquired the mines, excluding the Amax Mine, from Mississippi Potash, Inc. in 2004. Intrepid acquired the lease to the Amax Mine in 2012. A full ownership history for each mine is included in section 5 of the technical summary report in Exhibit 96.1 to this annual report on Form 10-K.
Mineral Resource and Reserves Comparison to Prior Year
This is the first year of calculating reserves and resources for the New Mexico property using the new methodology. A comparison to prior periods will be included in next year's filing.
Mineral Resource and Reserves
Overview
We continue ongoing exploration as a part of operational long‐term planning. Core holes are drilled from the surface and underground, and channel samples are collected as mining advances. We provided Agapito Associates, Inc. ("Agapito") their dataset beginning in 2007. Since that time, multiple data points have been added and several drillholes were reassessed. Potash is also identified from gamma ray geophysical logs in oil and gas wells. Bed thickness and potash grade are estimated and quantified with input from 2,928 sample points. Extensive work was completed with geophysical tools in collaboration with the United States Geologic Survey ("USGS") to determine and verify potash grades from gamma logs. The dataset is from oil and gas wells, surface core holes, underground core holes, channel samples, shaft samples, and roof bolt holes. The key sample types include 7,209 drillholes and channel samples and are broken down by mining zone.
The characterization of the hydrogeology was completed for the HB In Situ Solution Mine by AECCOM in 2011 and is included as part of the publicly available EIS. The study confirmed the availability of water for the initial flooding of the solution mines at a pumping rate ranging from 177 to 1,440 gallons per minute.
Mineral Resource
The exploration drillhole and channel sample data were compiled to form the database that serves as the basis for estimating the resources. The geologic setting was evaluated, and bed assignments reviewed. Of the data within the lease boundary, all data points contribute bed thickness, and several have assay information. The geology was modeled using Carlson Software (2020). A basic inverse distance squared algorithm was used with a search radius of ¾ mile to prepare the 100‐foot by 100‐foot grids for bed thickness and grade. The search radius was applied for Measured and Indicated Resources of ¼ mile and ¾ mile, respectively. Where data is dense, the nearest 25 data points were used to assign values for the grid block. The grids were multiplied by each other to compile a grade‐thickness ("GT") grid within the lease boundaries held by IPNM. The base grid was adjusted for each ore type cutoff. Key assumptions and parameters for resource estimation are listed in the tables below.
The classification of cutoff in terms of GT in units of feet-percent was defined in the Secretaries Order dated October 21, 1986 for mechanically mined potash deposits. The criteria are not dependent on thickness or grade, but on the product of the thickness and grade. To evaluate the viability of mining the IPNM mechanically mined resources, a break‐even cutoff GT was established. Inputs to the estimation of the break‐even cutoff analysis are cost of goods sold, product sale price, mill recovery, and nominal grade.
The cutoff for solution mining in flooded abandoned underground potash mines is a function of the grade of the brine being extracted which results in enough product tons to just cover the cost of production. The cutoff grade for resources of abandoned underground sylvinite is not a parameter for use in the estimation of solution mining resources but does establish an operational minimum limit for the brine grade reserves. The solution mining resources are the pillars remaining after mining and the fringe boundary of the mine. Resources could also be unmined ore left behind to provide geotechnical support. An operational limit of the flood elevation establishes the cutoff between resource and reserve for this deposit. When mining using solution methods in proximity to other mines, or other underground mines not within the control of IPNM, the critical factor in establishing a flood elevation is to keep adjoining properties dry or to protect structures such as shafts.

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2021 Based on 406 $/product ton mine site
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	370	15	56	45-59	75-85
Indicated mineral resources	200	14	29	45-59	75-85
Measured + Indicated resources	570	15	85
Inferred mineral resources	—		—

IPNM—Summary of Mineral Resource in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2021 Based on 425 $/product ton mine site
	Resources
	Langbeinite Mineralized Rock (Mt)			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
		Grade (%K2O)	Contained K2O

Measured mineral resources	50	10	5	32	68
Indicated mineral resources	60	10	6	32	68
Measured + Indicated resources	110		11
Inferred mineral resources	—
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff is the old workings boundary.
Mineral Resources were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.1 to this Annual Report on Form 10-K.
Mineral Reserve
Mineral reserves that are to be mined using mechanical methods are estimated by the application of a detailed mine plan for the measured and indicated resources within the boundaries of the cutoff GT for reserves. The plan sets the basis for the estimation of annual production of product. The income from product sales and the operating and capital costs to mine the resource is fundamental to the cash flow used to establish economic viability.
Mineral reserves that are mined using solution mining methods are not subject to the traditional application of a cutoff grade but instead of operational limitations. An operational limit of the flood elevation establishes the cutoff between resource and reserve for this deposit.
By definition, modifying factors are the factors applied to indicated and measured mineral resources and then evaluated in order to establish the economic viability of mineral reserves. These factors for IPNM include mechanical and solution mining parameters; mineral processing; oil and gas drill islands and well locations; economic cutoff GT; deleterious minerology; and lease boundaries.
Mechanically Mined Reserves
Economic modeling indicates cutoff grades for reserves at the IPNM East Mine of 43 ft% K2O for langbeinite resource. Modeling also indicates a cutoff of 75 feet-percent K2O for the high‐insoluble sylvinite resources in the 8th and 10th ore zones, which requires the capital investment of a new plant and refurbishment of shafts. A cutoff of 57 feet-percent K2O is indicated for the West Mine sylvinite resources which requires the processing plant, mine equipment, and associated infrastructure to be rehabilitated.
Solution Mined Reserves
Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)	Brine Cutoff Grade[2] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.5	22.7	4.1	1.5	85
Probable Mineral Reserves	0.3	20.8	0.2	1.5	85
Total Mineral Reserves[4]	5.8	22.6	4.3

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2021 Based on 340 $/product ton mine site
	ROM Ore (Mt)	In Situ Grade[3] (Diluted) (%K2O)	Product (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	18.1	8.5	4.9	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves[5]	22.3	8.6	6.1
1 In situ grade is the amount of K2O in the contact area of the caverns.
[2] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
3 In situ grade (diluted) is the amount of K2O in the ore body with consideration for dilution occurring during mining.
[4] Mineral Reserves are reported based on a flood elevation mining plan, dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, product purity of 95%, and cavern losses of 2%.

[5] Mineral Reserves are reported based on a detailed conventional mine plan, random impurities of 10%, plant recovery of 68%, and product purity of 94.4%.
Mineral Reserves were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine
Additional information regarding the methodology and key assumptions used to calculate the mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.1 to this Annual Report on Form 10-K.
Internal Controls
IPNM has an internal protocol that provides for well‐defined, safe practices. IPNM has standard operating procedures ("SOP's") in place for logging and sampling core from underground and surface core drilling. According to the SOP’s, the geologist uses gamma ray to initially select the sample interval prior to prepping the sample for analysis. The samples are assayed at the on‐site laboratory. The site laboratory has the capability to conduct X‐ray Diffraction ("XRD"), Total Organic Carbon, and flame photometry laboratory techniques. The mineral analysis for all core and channel samples is analyzed with the XRD. A sample of approximately 300–500 grams is collected. The sample is split down to around 100 g and run through a grinding mill to reduce the size down to approximately –100 mesh. A sample is weighed out to five grams and put into a micronizing mill that reduces the particle size to ~10 microns and pressed into a sample holder. The sample is inserted into the instrument and a diffraction pattern is retrieved. The diffraction pattern is then analyzed using the Rietveld refinement software, reporting weight percent of solid mineral in the sample. The sample preparation, security, and laboratory analytical procedures are conventional industry practice and are adequate for the reporting of resources and reserves.
Individual Property Disclosure - Moab
Overview
The Moab property is a unique high‐altitude desert landscape formed from the sandstone of ancient seafloors and sand dunes. Elevations range from 3,900 feet (ft) to 4,400 ft above mean sea level. The property is located approximately 20 miles west of Moab, Utah, which is 234 miles southeast of Salt Lake City, Utah. The Colorado River runs north–south along the eastern operations boundary. Moab’s property covers an area of approximately 14,100 acres of land.
Moab’s potash leases include 10,100 acres from the State of Utah and approximately 200 acres from the US federal government through the U.S. Bureau of Land Management (BLM). Moab owns approximately 3,800 surface acres overlying and adjacent to portions of the mining leases with the State of Utah.

GRAND COUNTY
SAN JUAN COUNTY
T26S R20E
T27S R20E
T27S R21E
Cavern 1
Cavern 2
Cavern 3
UP/DRGW Railroad
SR 279
Colorado River
IPI Mine
Utah
US 89
US 40
US 6
US 191
Legend
Horizontal Potash Caverns
Mine Open Works
Evaporation Ponds
Operations Perimeter
State Highway
Railroad
Counties
N
S
E
W
0
5,000
Feet
0
1
Miles

Intrepid Potash, Inc.

Moab Mine
Grand and San Juan Counties
Utah, U.S.A.

The depositional history of eastern Utah’s vast salt and potash resources begins during the regionally arid Pennsylvanian Period, 330–310 million years ago. An immense block of the Earth’s crust, in what is today western Colorado, was thrust upward to form the Uncompahgre Highlands and identified as the westernmost expression of the Ancestral Rocky Mountains. As is common throughout geologic history, dramatic uplift was coupled with subsidence in an adjoining area. The subsequent topographical basin was inundated by seawater as it subsided. Throughout the Pennsylvanian Period, sea levels rose and fell. With each retreat of the sea, the Paradox Basin, as it is called, became devoid of fresh sea water, allowing the process of evaporation to dominate which resulted in widespread precipitation of chloride minerals. This retreat/inflow cycle is known to have occurred a minimum of 29 times, with each marked by a specific and predictable sequence of sedimentary deposition. This series of depositional cycles is collectively known as the Paradox Formation. Potash is documented to exist in 17 of the 29 cycles, and it is from these formational cycles that commercial production of potash occurs. Of these 17, two are principally targeted by us for commercial potash production: Bed 5 and Bed 9.

Moab commercially produces potash from two zones, referred to as Bed 5 and Bed 9. These beds are part of a thick sequence of evaporite cycles predominantly composed of halite interspersed with sedimentary layers of black shale and anhydrite. Within Beds 5 and 9, the sylvinite is bounded above and below by occurrences of halite. Sylvite and halite are both water‐soluble by nature. By using water already saturated with sodium, it is possible to selectively dissolve a greater amount of the potassium chloride ore. The term ‘potash’ is used to describe a number of potassium‐bearing compounds. Of these, the mineral sylvite commands the greatest economic interest. Sylvite is commonly found mixed with halite, or sodium‐chloride (NaCl), to form the mineral sylvinite. Sylvinite is known to have a K2O content of up to 62% in its purest form.
Mining at Moab is by the solution mining technique referred to as “selective solution mining.” Selective solution mining dissolves only the KCl component of the sylvinite and leaves the sodium chloride component underground. KCl production is a function of brine grade and the well extraction rate and is limited by the solar ponds’ evaporation rate. Brine grade is a function of retention time within each bed.
Mining by solution methods ends with the delivery of the brine to the evaporation ponds. Mineral processing begins with pond sequencing to enhance crystallization of the potash. The crystals remaining in the ponds after solar evaporation are harvested and processed through the mill where the potash is separated from other salts, then concentrated by flotation. The concentrates are then dried, compacted, and screened into premium grades of white potash. The product is shipped to market in trucks or rail cars. Both potash and salt products are processed at the plant facility at a rate of 400 to 1,200 tons per day. The property exhibits the normal results of a surface salt-based operation and is in good working condition. A new compaction facility was installed in 2010.
Access to the property is predominantly via state highway 191 and state road 279, locally referred to as Potash Road. A Union Pacific/Denver and Rio Grande Western Railroad rail spur services the property. The nearest town to the Moab property is Moab, Utah (with an estimated population of about 5,250). Salt Lake City, Utah (population of 198,000) and Grand Junction, Colorado (population of 62,000), are located approximately 240 and 120 miles to the west and east, respectively, by road, and are the nearest major industrial and commercial airline terminals. Moab also has a commercial airline terminal with scheduled flights to Salt Lake City and other nearby cities depending on the season.
The nearby Colorado River provides the Moab mining operation with make‐up water under existing water rights with the State of Utah for a water supply of nine cubic feet per second. The Moab mine has been in operation as a solution mine since 1970 and, as a result, has the infrastructure and available personnel. The mining operation is accessible by a paved county road and accessible by rail. Electric power is fed from local utilities to a recently upgraded substation. The local area population is sufficient to support the Moab mine.
There are no significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Moab holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
Moab’s potash leases include 10,100 acres from the State of Utah and approximately 200 acres from the US federal government through the U.S. Bureau of Land Management (BLM). Moab owns approximately 3,800 surface acres overlying and adjacent to portions of the mining leases with the State of Utah.
History of Operations
Conventional underground mining began in 1964 by Texasgulf, Inc., but various mining problems caused management to convert to a system combining solution mining and solar evaporation in 1971. Prior to 1970, approximately 6.5 million tons of sylvinite ore was mined and from that, 1.7 million tons of potash produced. Mining was by continuous miners and made difficult by the irregular floor, gas, and high rock temperatures. The height mined was typically eight feet. The dip of the ore was such that maintaining the miners in the seam was difficult. The seam floor rolls and folds resulted in an irregular mine plan with many large areas left unmined as pillars. In some areas, secondary mining resulted in high extraction.
The Moab Salt operation was purchased by us in 1999. In 2000, we drilled two new recovery wells to revitalize production from Bed 5. Production from Bed 5 had declined from near 100,000 tons in 1994 to 60,000 tons in 1999. After completion of the two new recovery wells, the brine concentration improved, and production increased to near 100,000 tons in 2001. Maintaining production at or near the target rate of 100,000 tons per year was difficult from Bed 5 because of declining product concentration. It was believed that solution mining over the prior 32 years had solution mined most of the remnant pillars in the old workings and that active solution mining was restricted to the updip faces of the mine ribs.
Methods to enhance the production rate were evaluated by us and resulted in the decision to develop solution mining in Bed 9. Bed 9 is located 800 to 1,000 feet below Bed 5 and is of higher KCl content. Bed 9 had not been solution mined previously, although, some test mining was completed by the prior owners in the late‐1960s. A novel method of solution mining was adopted for recovery of potash from Bed 9. Moab Salt‐27 and Moab Salt‐28 were drilled “horizontally” in 2002 in Bed 9 to connect and provide pathways for the liquor injected in Moab Salt‐27 to contact the sylvinite and differentially dissolve the sylvite before being lifted from Moab Salt‐28. Currently, Moab Salt‐29 connects Moab Salt‐27 and ‐28 and serves as an alternative to Moab Salt‐27 for injection.
Mineral Resource and Reserves Comparison to Prior Year
This is the first year of calculating reserves and resources for the Moab property using the new methodology. A comparison to prior periods will be included in next year's filing.
Mineral Resource and Reserves
Overview
The ore resource model created from the exploration and sampling database beginning in 2007 serves as the basis for this evaluation. Personal inspection of the properties has occurred over the years by Agapito personnel. The most recent inspection by Agapito took place on May 17, 2021. The inspection began with a tour of the tailings lake then the solar evaporating ponds. In addition, the injection and extraction wellfields, processing plant, product packaging and shipping areas were all inspected. During the site visit, harvesting was occurring, and the plant was operating. The plant is typically idle during the peak evaporation season from June 1 to September 1.
Mineral Resource
The property was evaluated using exploration drillhole and channel sample data to form the database that serves as the basis for estimating the resources. The geologic setting was evaluated, and zone assignments reviewed. All the core holes used in this resource estimation report both bed thickness and grade values that lie within the mine lease boundary. As an exception to this, the two potash exploration Wells 28 and IPI‐037, which report bed thicknesses with no assay data, are included in the resource estimate for thickness modeling.
The rationale for the measured, indicated, and Inferred limits is based on industry practice in the potash industry. Measured resources are within ¼ of a mile (1,320 feet) of a hole, conveying the highest level of confidence. In addition, the indicated resources are selected to be within ¾ of a mile (3,960 feet) of a hole and the inferred resources are selected to be within 1½ miles (7,920 feet) of a hole. Indicated tons exclude measured tons, inferred tons excludes the indicated and measured tons. This convention is considered reasonable for the geologic characteristics of the Cane Creek potash deposit.
The mineral resource for the Cane Creek Mine was estimated using Carlson Software 2020 ("Carlson 2020"), a commercially available geology and mine modeling software package. The resources within the property were segregated in the model into 100‐feet by 100‐feet blocks. The resource estimates included in this report are based on the 2018 modeling.
A deterministic estimate of the potash mineral resource was made using the inverse distance squared method. Invoking the theory that closer samples should be better predictors than those further away, the method assigns weights to samples inversely proportional to the separation distance between the estimation point and the sample point. The inverse distance squared method is useful for providing unbiased estimates of the overall resources.
The block grade and heights were generated within a 1.9‐mile search radius. The 1.9‐mile search radius was selected to capture more than one core hole in estimating block values in the areas of interest. The maximum number of drill holes for block estimation was limited to the 20 nearest drill holes. Inverse distance squared behaves as an exact interpolator. When calculating a block value, the weights assigned to the data points are fractions, and the sum of all the weights is equal to 1.0. An average unit density of 130 pounds per cubic foot was used to convert in‐place volume to tons. NaCl (salt) is not reported.
The proportion of the mineral deposit that is considered a resource depends on the following key factors: deposit thickness, deposit grade, and geologic factors. Areas where a bed thickness and potassium oxide (K2O) grade do not meet a 3‐foot and 18.95% K2O cutoff are excluded from the resource. The minimum thickness cutoff is used because sufficient recovery in thin beds by selective solution mining has not been demonstrated and because of difficulties in locating/maintaining horizontal holes within the bed. The grade cutoff is used because of the difficulty in selective mining in beds with less than 30% KCl content (18.95% K2O).
The gross in‐place sylvinite tonnage for each resource block was calculated by multiplying the net area of the block by the thickness of the bed and the density. The Measured, Indicated, and Inferred Mineral Resource tonnages were estimated within the prescribed radius from the sampling location.

The mineral resources for Bed 5 have been estimated using the end of year 2018 geologic model. Measured, Indicated, and Inferred resources were estimated by sampling blocks within a 1,320‐feet, 3,960‐feet, and 7,920‐feet radius of influence, respectively, from a sample location (drill hole).
The resource estimate for Bed 9 is based on cored intervals and assay data from 21 holes (19 with grade and thickness). A similar methodology used for the Bed 5 resource estimation was used in the resource estimate for Bed 9.

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place effective December 31, 2021 Based on 406 $/product ton mine site
	Resources
	Sylvinite[1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Cutoff [2]	Processing Recovery (%)

Measured mineral resources	106	27	28	Minimum of 3-ft and 18.95%K2O	83
Indicated mineral resources	190	25	47	Minimum of 3-ft and 18.95%K2O	83
Measured + Indicated mineral resources	296	25	75
Inferred mineral resources	38	23	9	Minimum of 3-ft and 18.95%K2O	83
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff for flooded old workings is the mining extents boundary.
Mineral Resources were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.2 to this Annual Report on Form 10-K.
Mineral Reserve
Mineral reserves that are mined using solution mining methods are not subject to the traditional application of a cutoff grade but instead of operational limitations. By definition, modifying factors are the factors applied to a mine plan for the indicated and measured mineral resources and then evaluated in order to establish the economic viability of mineral reserves. The factors for Moab are solution mining parameters, mineral processing, and lease boundaries are shown below.
The reserve estimate is based on a mine plan developed for the Cane Creek Mine. The estimate is based on the geologic model and assigned thicknesses and grades for the flooded old mine workings updip boundary (Bed 5) mapped to the decline curve and the individual caverns (Bed 9).
The mine plan for Bed 5 was determined using a study developed to estimate the area of reserves that have been depleted through solution mining inside and around the perimeter of the old mine workings, with the exception of a large pillar within the perimeter. As such, this perimeter area has been excluded from the reserve estimates for Bed 5. Reserves were estimated for updip and horizontal areas outside of the perimeter. The mineral reserves were estimated as the difference between the reserves from the resource area and the net KCl tons extracted since 2001.
Although Bed 5 resources can be solution mined with additional horizontal caverns, the reserves estimate only focuses on the net reserves remaining in the old mine as the planned horizontal caverns in Bed 9 are more than enough to support the required mine life for this report.
The mine plan for Bed 9 includes the three existing operating caverns and three additional planned caverns. Estimate of the reserves within the current and future well system area use grade and thickness drillhole data and production to date. No estimate was made of the ore tons, average thickness, and average grade for the previously solution‐mined areas from Bed 9, only the equivalent tons of K2O and KCl were estimated. To date, about 830,000 tons of KCl have been mined from Bed 9. The modifying factors required to convert the in‐place tons into reserve tons are the same as those listed for Bed 5 with the exception of the dissolution factor. The Bed 9 dissolution factor was estimated using a concentration of 7.42% KCl by weight.

Moab—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade [1] (%K2O)	Product (Mt)	Brine Cutoff Grade 2 (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.0	27.2	1.6	1.9	83.0
Probable Mineral Reserves	1.2	28.7	0.9	1.9	83.0
Total Mineral Reserves	6.2	27.7	2.5
1 In situ grade is the amount of K2O in the contact areas of the caverns.
[2] Brine cutoff grade is the amount of K2O n the extracted brine necessary to cover the costs of production.
Mineral Reserves were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on a solution mine plan, dissolution factor of 89%, areal recovery of 94%, geologic factor 94%, plant recovery of 83%, product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the mineral reserve can be found in Section 12 of the technical report summary filed as Exhibit 96.2 to this Annual Report on Form 10-K.
Internal Controls
Moab has an internal protocol that provides for well‐defined, safe practices and uniform guidelines for gamma‐ray logging, core handling, and sample collection. The cores are collected and analyzed for ore zone identification. Cores are compared to the gamma‐ray log to determine sampling intervals. Duplicate samples are collected with one sample sent to the on‐site lab and the other stored with the corresponding core box from which the sample was sourced.
Individual Property Disclosure - Wendover
Overview
The Wendover operation is located near the Nevada-Utah border along the western edge of Utah’s Great Salt Lake Desert and is situated within the Bonneville Salt Flats ("BSF"). The BSF is an enclosed-subbasin that contains 150 square miles of salt crust. Because the basin is closed topographically and has no outlet, loss of water is ultimately through evaporation. The BSF was formed through the prolonged accumulation of evaporite minerals in conjunction with periodic lacustrine events. There are three aquifers known to exist beneath the BSF, in descending order, the shallow-brine aquifer, the alluvial-fan aquifer, and the deep-brine aquifer. Intrepid produces potash from the shallow-brine aquifer and the deep-brine aquifer. The climate in western Utah is arid with low precipitation and low relative humidity. Average rainfall is five inches and average evaporation is eighty inches.
Potash at Wendover is produced through solar evaporation of naturally occurring brines collected from the sedimentary basin adjacent to the processing facility via brine collection ditches and extraction wells. The potash content of the collected brine is concentrated by solar evaporation in a series of ponds to the point that solids are precipitated and can be collected. The precipitated solids are primarily sylvinite, a combination of NaCl and KCl. Harvested solid salts are hauled to the processing facility, where grinding and flotation processes are used to concentrate KCl. The concentrate is then leached with freshwater to remove most of the remaining NaCl. KCl is then dried, sized, and stored for shipment. Potash, NaCl, MgCL2, and metal recovery salt are shipped by truck and rail via Interstate 80 and the Union Pacific Railroad.
The Wendover potash operation is located in the westernmost part of Tooele County, Utah. The plant facilities and offices are located approximately three miles east of Wendover, Utah, on old US Highway 40. The site is approximately three miles east of the Nevada border and is primarily located south of Interstate 80, although portions of the site are located north of Interstate 80. The area of the Wendover mine operation is shown below. The facility, collection ditches, and evaporation systems cover approximately 87,834 acres (approximately 137 square miles). The majority of the ditch collection system is located to the south and east of the processing facilities.

T3N R19W
T3N R17W
Wendover
Salt Lake City
Utah
Moab
T2N R19W
T2N R17W
T1N R19W
T1N R17W
TOOELE COUNTY
IPI Mine
T1S R19W
T1S R18W
T1S R17W
I-80
Union Pacific Railroad
T2S R19W
T2S R18W
T2S R17W
T3S R19W
T3S R18W
T3S R17W
Legend
Processing Plant
Mine Operations Perimeter
Brine Ditches and Canals
Solar Evaporation Ponds
Interstates
Railroads
N
E
S
W
0
25,000
Feet
0 1 2 3 4 5
Miles
Intrepid Potash, Inc.
Wendover Facility
Tooele County
Utah, U.S.A.

A robust set of infrastructure is in place for Wendover. Natural gas, electricity, and water have historically been readily available and are expected to continue into the future. Process materials are readily available in the greater Salt Lake Area. All infrastructure for the operation is located approximately three miles east of Wendover, Utah, on old US Highway 40. Interstate 80 bisects the property. The Union Pacific Railroad runs next to the operations. The majority of personnel live and work in Wendover, Utah or West Wendover, Nevada, approximately three to six miles from the operation. The Wendover Airport is located near the operations, although most commercial flights serve the Salt Lake City Airport, which is approximately 115 miles from the operation.
The property has been in continuous operation by Intrepid since 2004. The property exhibits the normal results of a surface salt-based operation and is in good working condition. A new compaction facility was installed in 2010, and a new product warehouse was built in 2012. Intrepid uses monitoring wells drilled in October 2005 to evaluate brine quality in the shallow-brine aquifer.
Leases and Permits
Intrepid owns 57,534 acres located in Township 1 North, Range 18 West; Township 1 South, Ranges 17, 18 and 19 West; Township 2 South, Ranges 18 and 19 West; and Township 3 South, Ranges 18 and 19 West.
Approximately 30,300 acres owned by the BLM and the State of Utah are leased to Wendover, excluding lands used for highway and utility purposes. The State of Utah owns several state land trust sections within the site boundaries. Wendover holds leases from the federal government that include 24,700 acres adjoining the Wendover property to the east. Wendover also leases 5,600 acres of property from the State of Utah under special use and mineral leases. The state leases are interspersed among the Wendover property and the federal leases.
The only significant encumbrance is a reclamation bond of $8.9 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
History of Operations
The Bonneville area was recognized in the early 1900s as a source for potash. The original operation was known as the Salduro Works, which operated until 1918 and then closed due to a decline in potash demand. The original Salduro Works was responsible for acquiring lands on which a system of collection ditches was constructed. In the mid‐1930s, Bonneville Limited acquired more land to the west of the original property and constructed primary harvest ponds and additional infrastructure to support the mining operations. Between 1961 and 1963, various potash leases were acquired from the federal and state governments. Kaiser Aluminum & Chemical Corporation acquired Bonneville Limited in 1963. The property, including the ponds, processing operation, and lease land, was acquired by Reilly Industries, Inc. from Kaiser Aluminum & Chemical Corporation in 1988. Intrepid acquired the property from Reilly Industries, Inc. in April 2004.
Mineral Resource and Reserves Comparison to Prior Year
This is the first year of calculating reserves and resources for the Wendover property using the new methodology. A comparison to prior periods will be included in next year's filing.
Mineral Resource and Reserves
Overview
The ore resource model used to determine resources and reserves was created from a database of brine sampling data beginning in 2007 and include brine sample from the active mining horizon. Agapito has previous completed reserve estimation and analyses under SEC Guide 7, including personal inspection of the property. The most recent inspection was on May 19, 2021 and included the potash plant, evaporation ponds, wellheads, and ditches.
No traditional drilling exploration has taken place in Wendover. KCl grade is monitored from 27 wells that were drilled in October 2005 and have been sampled at least yearly to evaluate brine quality in the shallow-brine aquifer. Samples are evaluated at the on-site lab with full analysis capabilities, including X-ray fluorescence. Additional information on exploration can be found in Section 7 of the technical summary report in Exhibit 96.3 to this annual report on Form 10-K.

Mineral Resource
Estimates for potash resources were based on KCl brine concentration, porosity, and aquifer thickness from historical reports and brine monitoring data. Cutoff grade assumptions are based on historic cost data sourced from operations. Product sales prices used in the cutoff grade analyses is based on historical sales and marketing results and forward-looking pricing provided by Intrepid marketing and compared to third party sources.
Resource estimates for shallow-brine aquifer were based on the difference between historic well data collected between 1965 and 1967 and current monitoring data with consideration of the cutoff grade. There has been no change in trend of KCl grade to the primary pond or in potash production with brine grade held steady at approximately 0.97% for 58 years without declining.
Resource estimates for the deep-brine aquifer were based on current deep-well draw-down, pumping rates, and historical brine concentration variations. This resource is classified as an indicated resource due to the hydrological uncertainty of the aquifer and is expected to support production for at least 25 years.

Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2021 Based on 406 $/product ton mine site
	Resources				Processing Recovery (%)
	Sylvinite Brine [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Brine Cutoff [2] (%K2O)

Measured mineral resources	—	—
Indicated mineral resources	80.5	0.5	5.0	0.19	85
Measured + Indicated mineral resources	80.5	0.5	5.0	0.19
Inferred mineral resources	109.1	0.5	6.8	0.19	85
[1] Sylvinite brine is NaCl and KCl in solution at average concentrations by weight.
[2] Solution mining resource cutoff is grade at which production covers operating costs.
Mineral Resources were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared (ID2) estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

Additional information regarding the methodology and key assumptions used to calculate the mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.3 to this Annual Report on Form 10-K.
Mineral Reserve
Key assumptions for the mineral reserve estimates include KCl grade, thickness, geometry, and hydrogeological properties of the aquifer, presence of geologic anomalies that distort the aquifer, impurities that impact solubility or the surface concentration, separation, crystallization, or packaging process, and the cost of goods sold and estimated final price of the product. Due to its history of operations, infrastructure is mature and the processing and cost factors are well understood. Recovery estimates are based on past, current, and anticipated future performance and supported by laboratory or metallurgical testing of the plant feed.

Wendover—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	Sylvinite Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product (Mt)	Cutoff (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	88.5	0.5	1.8	0.3	85
Total Mineral Reserves	88.5	0.5	1.8	0.3
[1] Sylvinite brine is NaCl and KCl in solution at average concentrations by weight.
[2] Solution mining reserve cutoff is the grade at which production covers operating costs.
Mineral Reserves were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid Potash.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on an overall recovery factor of 60% and a product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.3 to this annual report to this annual report on Form 10-K.

Internal Controls
Intrepid-Wendover has internal quality assurance and quality control procedures for sample collection. Monitoring wells are sampled at least yearly to evaluate brine quality in the shallow-brine aquifer. During the evaporation season, daily brine samples are collected at brine advancement points. Brackish ponds and transfer pumps are sampled weekly. Sample are evaluated at an on-site lab with full analysis capabilities, including X-ray fluorescence.
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
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2021, 2020, and 2019.
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
Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2021, 2020, and 2019:

(tons in thousands)	Year Ended December 31,
	2021			2020			2019
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	746	13.6%	117	724	15.2%	145	734	16.9%	158
Moab	648	15.0%	118	536	15.3%	104	509	15.6%	94
Wendover	338	13.3%	52	352	15.3%	59	409	15.1%	75
	1,732		287	1,612		308	1,652		327
Langbeinite
East [2]	1,057	8.6%	228	913	8.9%	213	944	9.1%	228
Total Primary Products			515			521			555
1 Mill feed grade shown is as percent of K2O. Mill freed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).

Water and Byproduct Production
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. During the extraction of potash and Trio®, we recover marketable salt, magnesium chloride, metal recovery salts, water, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. At our Moab and Wendover facilities, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. Metal recovery salt is a combination of potash and salt that chemically enhances the recovery of aluminum in recycling processing facilities. Our brines are used primarily by the oil and gas industry to support well development and completion activities.

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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 28, 2022, we had 60 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2016, through December 31, 2021, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of Potash Corporation of Saskatchewan Inc., The Mosaic Company, Compass Minerals International, Inc., and Agrium Inc. for the period beginning on December 31, 2016, through December 31, 2018, and The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd. from January 1, 2018, through December 31, 2021. On January 1, 2018, Potash Corporation of Saskatchewan Inc. and Agrium Inc. merged to form Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2016	$100.00	$100.00	$100.00	$100.00
December 31, 2017	$228.85	$113.32	$121.83	$125.09
December 31, 2018	$125.00	$105.15	$116.49	$104.86
December 31, 2019	$130.29	$104.12	$153.17	$125.58
December 31, 2020	$116.11	$113.39	$181.35	$148.59
December 31, 2021	$205.43	$180.24	$233.41	$189.87

250
200
150
100
50
0
Dollars
12/30/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
IPI
Peer Group
S&P 500
Dow Jones Basic Materials

Dividends
We currently intend to retain earnings to reinvest for future operations and growth of our business and do not anticipate paying any cash dividends on our common stock. However, our board of directors, in its discretion, may decide to declare a dividend at an appropriate time in the future, subject to the terms of our revolving credit agreement. A decision to pay a dividend would depend upon, among other factors, our results of operations, financial condition, and cash requirements and the terms of our revolving credit agreement at the time a payment is considered.
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2021, through October 31, 2021	—	$—	–	N/A
November 1, 2021, through November 30, 2021	—	—	–	N/A
December 1, 2021, through December 31, 2021	10,083	40.66	–	N/A
Total	10,083	$40.66	—	N/A
1 Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 6.RESERVED

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
A discussion of the changes in our results of operations between the years ended December 31, 2020 and December 31, 2019 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021, which is available free of charge on the SEC's website at www.sec.gov and our corporate website (www.intrepidpotash.com).
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land to other companies, where such sales provide a solution to a company's need.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2021, 2020, and 2019, a majority of our byproduct sales were accounted for in the potash segment.

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
    Economic activity and our financial results improved in 2021 as most cities and states reduced restrictions when compared to 2020. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts of COVID-19, if any, on our financial condition, results of operations, liquidity or cash flows in the future. We expect that if governmental authorities increase restrictive orders, such actions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods. Please see further discussion under "Item 1A. Risk Factors."
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
•Potash pricing and demand. Potash remained a significant driver of our profitability, comprising 48% of our total sales in 2021. Our average net realized sales price for potash increased in 2021 to $353 per ton compared to $250 per ton for 2020 due to multiple price increases since the summer of 2020. The posted price for agricultural potash, announced in December 2021, was $725 per ton or $480 per ton above the 2020 summer fill program. After this announcement, we booked orders for first quarter 2022 delivery and continue to fill orders as the spring season begins. Another price increase of $25 per ton was announced in February 2022 for second quarter deliveries. Strong commodity prices continue to support application rates across our markets and we believe customers see good value in potash in today's market. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic or other reasons, and the price and availability of other potassium products.
Our sales volumes into industrial markets improved in 2021 compared to the prior year as oilfield activity rebounded from 2020. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity, which slowed significantly during 2020 due to the containment actions taken to help reduce the spread of COVID-19. Oil price remains supportive of drilling and completion activity although additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
Global effective production capacity continues to exceed demand and larger producers have worked to balance the market through production curtailments. Sanctions on Belarusian potash imports were recently announced and are expected to take effect in April 2022. Belarusian potash has historically supplied approximately 7% of the annual potash consumption in the United States. We expect other suppliers will increase their volume of imports in response to the sanctions although timing of these changes and the overall effect of the sanctions on the potash market are uncertain. As a small producer, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing.
•Trio® pricing and demand. Our average net realized sales price for Trio® increased to $295 per ton in 2021, compared to $195 per ton in 2020 as we announced multiple Trio® price increases over the past 18 months. In December 2021, we announced a $30 to $40 per ton price increase depending on grade, bringing our posted price to $480 per ton for Trio® granular and $505 per ton for Trio® premium. Similar to potash, after the price announcement, we saw good subscription from our historic customers and committed a majority of our first quarter volumes. We announced a $35 per ton price increase in February 2022, effective immediately, and we are starting to book sales at the higher price levels. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
Overall average net realized sales price per ton for Trio® will continue to be impacted by the percentage of international sales, particularly to offshore markets. Competition from lower cost alternatives and freight costs continue to negatively impact our average net realized sales price per ton to offshore markets. Limited supply of containers and vessels in recent quarters has also increased the cost of international shipments compared to previous years, further pressuring our margins into international markets. We plan to continue a price-over-volume strategy internationally, by focusing on those international markets where we obtain the highest average net realized sales price per ton and thus the highest margin.
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
•Water sales. Water sales increased in 2021 to $22.0 million, compared to $20.4 million in 2020 as oilfield activity in the Delaware Basin improved throughout 2021, supported by increasing oil prices. Compared to previous years, fracs are requiring more total water and higher daily refresh rates which required us to purchase more third party water than in previous years. Although water sales have improved compared to previous years, some operators have switched to using exclusively recycled water or a combination of fresh water and recycled water when completing wells. We believe this change is due to the growing focus on environmentally friendly operations and a response to the large amounts of produced water that is present in certain basins and formations, such as the Delaware Basin in southeast New Mexico. By recycling and reusing produced water, operators are able to reduce fresh water purchases and decrease the cost of transporting and disposing of produced water into disposal wells.
An update to legal proceedings concerning our water rights is contained in Note 14 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
•Byproduct sales. Byproduct sales increased to $26.2 million in 2021 compared to $20.5 million in 2020, primarily due to a $3.0 million increase in magnesium chloride sales. Record wet weather in the summer of 2019 in Wendover limited our production of magnesium chloride, reducing sales in the first half of 2020. Our 2021 sales of magnesium chloride were near historic averages. Salt sales increased $1.6 million in 2021 compared to the prior year due mainly to growth in the pool salt market. Byproduct water sales increased $0.7 million compared to 2020 as we saw increased oilfield activity, particularly in the second half of 2021.
•Weather impact. Evaporation rates in 2021 were below average across our facilities which led to decreased potash production in the second half of 2021 and will lead to decreased potash production in the spring of 2022 when compared to the prior year. We received a significant amount of rainfall at our HB facility in Carlsbad, New Mexico late in the summer which limited the amount of solids available in our ponds. As a result of the reduced potash production, we recorded abnormal production costs of $3.6 million and $2.4 million in the third and fourth quarters of 2021 respectively.
•Diversification of products and services. We increased our revenue from byproducts and other oilfield products and services in 2021 when compared to the prior year. As oilfield activity increased in the Delaware Basin throughout 2021, we saw a corresponding increase in revenue from right-of-way agreements, surface damages and easements, caliche sales, brine sales, and a produced water royalty. These sales generated revenue of $7.2 million in 2021 compared to $4.2 million in 2020, and with the exception of our brine sales, incur either minimal or no operating expense. As operators increase the use of recycled water in their completion activity we acquired multiple mobile recycling units in the second half of 2021 with the intent of adding produced water recycling services in 2022.
We announced in the first quarter of 2022 a joint feasibility study alongside the New Mexico Water Consortium and the New Mexico Environment Department to evaluate the potential of using treated produced water from oil and gas operations as injectate for our HB solar solution mine. Recycling and treatment technology have improved considerably over the last few years and the potential to convert a waste stream into a sustainable source for producing potash is a unique opportunity for the basin and we look forward to the pilot project beginning as early as the third quarter of 2022.
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
In May 2020, we acquired an 11% equity stake in the W.D. Von Gonten Laboratories ("WDVGL"), a global industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activities. With this investment we plan to revitalize our industrial sales and high-speed mixing service given the poor performance of clay-inhibition chemical substitutes in certain formations. Our investment in WDVGL is also part of our strategy to leverage our existing oil and gas midstream businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. This expansion may be through organic growth, other strategic investments, partnerships, or acquisitions of complementary businesses that expand our product and service offerings beyond our existing assets or products. Additionally, we may expand into oil and natural gas development and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands)	Year Ended December 31,
	2021	2020	2019
Sales[1]	$270,332	$196,954	$220,075

Cost of Goods Sold	$161,421	$135,843	$126,110

Gross Margin	$55,764	$10,530	$43,478

Income (Loss) Before Income Taxes	40,965	(27,149)	13,684
Income Tax Benefit (Expense)	208,869	(5)	(53)
Net Income (Loss)	$249,834	$(27,154)	$13,631

Average Net Realized Sales Price per Ton[2]
Potash	$353	$250	$284
Trio®	$295	$195	$195

1Sales include sales of byproducts which were $26.2 million, $20.5 million and $26.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2021, and 2020
    Sales
Our total sales increased $73.4 million, or 37% in 2021, compared to 2020, as potash sales increased $38.0 million, Trio® sales increased $25.8 million, magnesium chloride sales increased $3.0 million, salt sales increased $1.6 million, water sales increased $1.6 million, brine water sales increased $1.2 million and sales of our other products and services from our oilfield solutions segment increased $2.2 million.
Our combined potash and Trio® sales increased $63.8 million in 2021, compared to 2020. Our potash average net realized sales price per ton increased 41% and our Trio® average net realized sales price per ton increased 51% in 2021 compared to 2020. Rising crop prices have driven strong demand for potash and Trio® which, combined with tight supplies have driven the significant increases in both our potash and Trio® average net realized sales prices per ton during 2021.
Our total water sales, including byproduct water sales increased 8% in 2021 compared to 2020, as oil and gas activities near our facilities in New Mexico continued to rebound from the negative economic effects caused by the COVID-19 pandemic.
Our total byproduct sales, excluding byproduct water sales, increased $5.0 million during 2021 compared to 2020. Our magnesium chloride sales increased 62% as we had more product to sell during 2021, as compared to 2020, as above average evaporation at our Wendover facility during the summer of 2020 resulted in more product available to sell during 2021. Our byproduct brine water sales increased 34% as oil and gas activities increased as discussed above. Our byproduct salt sales increased 18% due mainly to an increase in sales to the pool salt market.
    Cost of Goods Sold
Our cost of goods sold increased $25.6 million, or 19%, in 2021, as compared to 2020 due to a $6.0 million increase in labor and benefits expense, a $5.2 million increase in third party water purchases on our South ranch to meet daily frac requirements, and a $3.3 million increase in royalty expense as a result of higher fertilizer prices. Inflationary pressures and rising commodity prices led to a $3.0 million increase in energy expense across our facilities and a $2.2 million increase in maintenance and operating supplies. Reduced production at our HB facility also increased our per ton of cost of goods sold compared to the prior year.

Abnormal Production Costs
The Carlsbad, New Mexico area where our HB solar solution mining facility is located, received significant rainfall, well above the historical rainfall average during this period. Additionally, humidity was higher than normal and temperatures were cooler than average during this period which reduced our pond production and our ability to extract brine. Because of the wet, humid weather and cooler temperatures, we have fewer harvestable tons of potash from our HB solution ponds. Accordingly, we recorded abnormal production costs of $6.0 million, and we may incur additional abnormal production costs in future periods. We did not incur any abnormal production costs in 2020.
Gross Margin
Our gross margin percentage increased to 21% in 2021, compared to 5% in 2020. The increase was driven primarily by an increase in sales driven by an increase in our average net realized sales price per ton for both potash and Trio®, partially offset by the increase in abnormal production costs and our cost of goods sold, as discussed above.
Selling and Administrative Expense
    In 2021, selling and administrative expenses decreased $1.5 million or 6% from 2020. This was due mainly to a $1.6 million decrease in legal and other professional services expenses in 2021, as compared to 2020. During 2020, we incurred increased legal and other professional services expenses relating to the settlement of outstanding litigation during 2020, and defending various protests to our water rights. The decrease in legal and other professional services expenses was partially offset by increased bonus expense for administrative labor.
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
Other Operating Expense
    In 2021, we recognized other operating expense of $0.2 million compared to $0.7 million in 2020. In 2021, care and maintenance expenses increased $0.6 million that were partially offset by other operating income recorded related to earning certain contractual bonuses on a project to modify the tailings pond at our West facility. We modified our West tailings pond to allow for the construction of an underground natural gas pipeline near our West facility. During 2020, we recorded $0.4 million in care and maintenance expense and $0.3 million in other expenses.
    Interest Expense
    Interest expense decreased $2.8 million in 2021 compared to 2020, as we repaid the outstanding balance of our Series B Senior Notes in June 2021, and we repaid the outstanding balance on our credit facility in early August 2021.
Gain on Extinguishment of Debt
In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). In June 2021, we received notice that the SBA had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.

Income Tax Benefit
During 2021, our valuation allowance for deferred tax assets decreased as we released $215.9 million from the valuation allowance during the fourth quarter. We released the valuation allowance because our long-term projection of future taxable income indicates that we will be able to realize the value of most of our deferred tax assets in the future. The release of our valuation allowance allowed us to record a tax benefit of $208.9 million during 2021.
Net Income
Net income increased from a net loss of $27.2 million in 2020 to net income of $249.3 million in 2021. The increase was primarily due to releasing $215.9 million of our valuation allowance for deferred taxes, a $10.1 million gain related to the forgiveness of the PPP loan and the improvement in our gross margin, as discussed above. Excluding the release of our valuation allowance for deferred taxes, our net income would have been $33.9 million.
Potash Segment Results

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales[1]	$151,751	$108,060	$124,648
Less: Freight costs	17,483	17,026	18,715
Warehousing and handling costs	5,169	4,857	4,745
Cost of goods sold	87,281	73,496	73,401
Lower of cost or NRV inventory adjustments	—	1,130	—
Costs associated with abnormal production and other	5,973	—	—
Gross Margin	$35,845	$11,551	$27,787
Depreciation, Depletion, and Amortization Incurred[2]	$26,828	$26,536	$25,796
Potash Sales Volumes (tons in thousands)	331	317	319
Potash Production Volumes (tons in thousands)	287	308	328
Average Potash Net Realized Sales Price per Ton[3]	$353	$250	$284
1Potash segment sales include byproduct sales which were $21.3 million, $15.6 million and $21.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2021, and 2020
    Our total potash segment sales in 2021 increased $43.7 million, or 40%, as compared to 2020, as potash sales recorded in the potash segment increased 41% and potash segment byproduct sales increased 37%.
Potash sales recorded in the potash segment increased $38.0 million, or 41%, in 2021 compared to 2020, as the average potash net realized sales price per ton increased 41%, and we sold 4% more tons of potash. Strong crop commodity prices and tight near-term inventory levels led to multiple potash price increases during 2021. We saw increased potash tons sold into the agricultural and industrial markets, while potash tons sold into the animal feed market were similar to prior year.
Potash segment byproduct sales increased $5.7 million, or 37%, in 2021 compared to 2020, due to a $3.0 million increase in byproduct magnesium chloride sales, a $1.5 million increase in byproduct salt sales, an $0.8 million increase in byproduct water sales and a $0.4 million increase in byproduct brine water sales. Our magnesium chloride sales increased as we had more product to sell in 2021, due to good evaporation during the summer of 2020. Our salt sales increased as we increased sales in the pool salt market in 2021. Byproduct water and byproduct brine water sales increased in 2021 as oilfield activities increased as many of the containment measures that were adopted during 2020 in response to the COVID-19 pandemic were relaxed in 2021.

Potash cost of goods sold increased $13.8 million, or 19%, in 2021, as compared to 2020, due to a $2.6 million increase in labor and benefits expense, a $1.6 million increase in energy expense, a $1.1 million increase in contract labor for various maintenance projects, and a $2.1 million increase in royalty expense as a result of higher fertilizer prices. Reduced production at our HB facility also increased our per ton of cost of goods sold compared to the prior year.
Potash segment freight expense increased $0.5 million, or 3%, in 2021, as compared to 2020, mainly driven by an increase in freight expense related to selling 4% more tons of potash. Our freight expense is also impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
We produced 7% fewer tons of potash during 2021 compared to 2020, mainly due to the wet weather and reduced evaporation rates at our HB solar solution facility. We recorded abnormal production expenses of $6.0 million in 2021, as we had fewer harvestable tons of potash in our HB solution ponds. We did not record any abnormal production costs during 2020. We expect our near-term potash production from our HB facility will be lower than average, and we may incur additional abnormal production costs in future periods.
    Our potash segment gross margin increased $24.3 million in 2021, compared to 2020, due mainly to the $43.7 million increase in potash segment sales, as discussed above.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Agricultural	78%	79%	74%
Industrial	6%	3%	12%
Feed	16%	18%	14%

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales[1]	$96,058	$70,287	$69,551
Less: Freight costs	20,656	20,431	20,514
Warehousing and handling costs	4,113	4,574	3,876
Cost of goods sold	54,847	50,902	42,251
Lower of cost or NRV inventory adjustments	—	2,885	1,810
Gross Margin (Deficit)	$16,442	$(8,505)	$1,100
Depreciation, Depletion, and Amortization incurred[2]	$5,477	$6,068	$6,163
Sales Volumes (tons in thousands)	239	230	225
Production Volumes (tons in thousands)	228	213	228
Average Net Realized Sales Price per Ton[3]	$295	$195	$195

1Trio® segment sales include byproduct sales which were $4.9 million, $4.9 million and $5.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2021, and 2020
    Our total Trio® segment sales increased $25.8 million, or 37%, in 2021, as compared to 2020, as Trio® sales increased 39%, while Trio® segment byproduct sales were flat.
Our 2021 Trio® sales increased $25.8 million, or 39%, in 2021, as compared to 2020, as our average net realized sales price per ton increased 52% and we sold 4% more Trio® tons. Our Trio® average net realized sales price per ton increased as rising crop prices and the continued economic rebound from the COVID-19 pandemic drove an increase in demand. Trio® tons sold domestically increased 13% in 2021, as compared to 2020. The 2021 increase in domestic tons of Trio® sold was partially offset by a decrease in international tons sold, as we continue to focus our Trio® sales on the domestic market, which has a higher average net realized sales price per ton due to lower freight costs incurred for domestic sales as compared to international sales
Trio® freight costs increased 1% in 2021, compared to 2020. While we sold 4% more tons in 2021, we sold more tons of Trio® domestically and fewer tons of Trio® internationally. We incur less freight expense on our domestic Trio® sales compared to international Trio® sales. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 8% in 2021, as compared to 2020, primarily due to a 4% increase in Trio® tons sold during 2021. We also incurred higher labor and benefits expense, royalty expense, and increased energy expense compared to the prior year, which increased our per ton costs of goods sold.
We recorded lower of cost or net realized value inventory adjustments of $2.9 million in 2020, as our weighted average price per ton was higher than our average net realized sales price per ton. As our average net realized sales price per ton increased 52% during 2021, we did not record any lower of cost or net realized value inventory adjustments during 2021.
Our Trio® segment generated a gross margin of $16.4 million in 2021, compared to a gross deficit of $8.5 million in 2020, due to the factors discussed above.
Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2021	92%	8%
For the year ended December 31, 2020	85%	15%
For the year ended December 31, 2019	74%	26%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales	$22,770	$18,929	$27,894
Less: Cost of goods sold	19,293	11,445	12,367
Gross Margin	$3,477	$7,484	$14,591
Depreciation, Depletion, and Amortization incurred	$2,996	$2,663	$1,566

Oilfield Solutions Segment Results for the Years Ended December 31, 2021, and 2020
    Our oilfield solutions segment sales increased 20% in 2021, compared to 2020. Water sales increased $0.9 million in 2021 to $15.6 million. Sales from right-of-way agreements, surface damages and easements increased $1.2 million, produced water disposal royalties increased $0.9 million and brine water sales increased $0.7 million. Other sales in our oilfield solutions segment, such as sales of caliche and other oilfield services increased $0.2 million.

Our oilfield solutions sales are highly correlated to oil and gas activities near our facilities in New Mexico. Overall sales increased due to increased oil and gas activities in 2021 as compared to 2020 as oil prices continued to improve from the lows made in April 2020 due to the negative economic effects from the COVID-19 pandemic.
Cost of goods sold increased 69% in 2021, compared to 2020, primarily due to a $3.9 million increase in third-party water purchases to meet the significant daily refresh rates for certain fracs on our South ranch. Additionally, rental, lease, contract labor and depreciation expenses increased in 2021 as compared to 2020.
Gross margin decreased $4.0 million, or 54%, in 2021 compared to 2020, due to the factors described above.
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
Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Some elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but such elements make up a smaller component of our cost base. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 4.7%, 5.0%, and 5.0% in 2021, 2020, and 2019, respectively.
    We incur costs to transfer water from our water source to our customers' facilities. Our operating costs depend on the distance and amount of water we must transfer. For water sold from certain of our water sources, we pay the State of New Mexico $0.11 per barrel of water sold. Additionally, water rights in New Mexico are subject to a stated point of diversion, purpose and place of use, and many of our water rights were originally issued for uses relating to our mining operations, or in the case of the water rights at Intrepid South, for agricultural uses. To sell water commercially under these rights, we must apply for a permit from the OSE to change point of diversion, purpose and/or place of use of the underlying water rights. Third parties often protest our applications and the decisions made by the OSE concerning the changes to our water rights permits. As we have worked to sell more water commercially, we have incurred significant legal expenses associated with defending our water rights as they proceed through adjudication and obtaining water permits and approvals.
Income Taxes
We are a subchapter C corporation and, therefore are subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining how much of a valuation allowance to recognize we consider our projections of future taxable income. All available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We have concluded valuation allowances of $2.0 million and $217.9 million were required as of December 31, 2021, and 2020, respectively.
The amount of valuation allowance decreased in 2021 as compared to 2020 primarily from a release of $215.9 million of valuation allowance. Our effective tax rate for the years ended December 31, 2021, 2020, and 2019 was (509.9)%, 0.0%, and 0.4%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance or release, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.
The effective tax rate for the years ended December 31, 2021, 2020, and 2019, respectively, differs from the U.S. federal statutory rate due to the change in valuation allowance.
During the year ended December 31, 2021, we recognized $157.3 million of deferred federal tax benefit, $51.7 million of deferred state tax benefit, and $0.2 million of current state income tax expense. During the years ended December 31, 2020, and 2019, we recognized an immaterial amount of income tax expense.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2021, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded it is more likely than not that most of our $211.1 million of deferred tax assets will be realized.
Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2021, we generated $79.1 million in cash flows from operating activities and we ended the year with $36.5 million of cash on hand, compared with cash on hand of $19.5 million at December 31, 2020.
In June 2021, we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes and satisfied all obligations under the related Note Purchase Agreement. In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated.
In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). In June 2021, we received notice that the SBA had remitted funds to our bank to fully repay our PPP loan and accrued interest.

Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
As of December 31, 2021, we had $74.0 million available to borrow under our credit facility, no outstanding borrowings, and $1.0 million outstanding in a letter of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
    We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies when, and if, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing revolving credit agreement. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.
    The following summarizes our cash flow activity for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows provided by operating activities	$79,067	$31,145	$49,381
Cash flows used in investing activities	$(14,823)	$(15,157)	$(80,641)
Cash flows (used in) provided by financing activities	$(47,282)	$(17,043)	$18,795

    Our revolving credit agreement contains restrictions on our ability to declare and pay dividends. The terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million.
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2021, was $79.1 million, an increase of $47.9 million compared with the year ended December 31, 2020. The increase was mainly driven by an increased potash and Trio® net realized sales price.
Investing Activities
    Total cash used in investing activities decreased $0.3 million in 2021, compared to 2020, primarily related to a $2.4 million decrease in cash paid for investments and a $1.3 million increase in cash proceeds from the sale of property, plant, equipment, and mineral properties. Other additions to property, plant, equipment, and mineral properties increased $3.3 million in 2021 compared to 2020. In May 2021, we sold 326 acres of land in Texas that was adjacent to our South ranch for $6.0 million. This land was originally purchased in May 2019 for the potential development of a produced water disposal facility. Proceeds from the sale of property, plant, equipment, and mineral properties totaled $4.8 million during 2020 due primarily to a strategic sale of land on our Intrepid South property.
In the second quarter of 2020, we invested $3.5 million for an 11% equity stake in W.D. Von Gonten Laboratories ("WDVGL"). WDVGL is an industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activity.
Financing Activities
    Total cash flows used in financing activities increased $30.2 million in 2021, as compared to 2020. During the third quarter of 2021, we made payments under our credit facility of $29.8 million. In June 2021, we paid $15.6 million, including the make-whole payment, to retire our Series B Senior Notes. In April 2020, we paid $20.0 million to retire our Series A Senior Notes at maturity. In July 2020, we paid $16.9 million, including the make-whole payment, to retire our Series C Senior Notes. During 2020, we borrowed an additional $10.0 million under our credit facility and received $10.0 million under the CARES Act Paycheck Protection Program.
We routinely review the creditworthiness of our customers and make decisions to limit our exposure whenever possible. As economic activities improved in 2021, our delinquencies declined as compared to 2020. During 2020, we saw an increase in delinquencies from our smaller customers that purchase water and brine at our truck stations. These smaller customers mainly serve oil and gas exploration companies and the COVID-19 pandemic had dramatically decreased oil and gas drilling activity.
Senior Notes
In June 2021 we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes and satisfied all obligations under the related Note Purchase Agreement. In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated.
Credit Facility
    We maintain a secured revolving credit facility with Bank of Montreal. As of December 31, 2021, borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2021, we made no borrowings and repaid $29.8 million under the facility. For the year ended December 31, 2020, we borrowed $10.0 million and made no repayments, under the facility. As of December 31, 2021, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2020, we had $29.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $74.0 million available under the facility as of December 31, 2021.
    We were in compliance with the applicable covenants under the facility as of December 31, 2021.

PPP Loan
In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). In June 2021, we received notice that the SBA had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
Capital Investments
    During 2021, we paid cash of $19.8 million to acquire property, plant, equipment, and mineral properties. Due to the economic uncertainty as a result of the COVID-19 pandemic, particularly in oil and gas markets near our operations, we limited our 2021 capital program to mostly sustaining capital projects.
We expect to make capital investments in 2022 of $40 million to $60 million. We anticipate spending approximately $25 million to $35 million on sustaining capital projects in 2022, with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2022 and we may adjust our investment plans as our expectations for 2022 change. We anticipate our 2022 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

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
Reserves and Resources
    We prepare our reserves and resources estimates in accordance with SEC requirements. We have prepared these reserve and resources estimates and they have been reviewed and independently determined by mine consultants. We express tons of potash and langbeinite in resources and reserves in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render resources and reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of resources and reserves.
We deplete our mineral properties using the units-of production method. Under this method, we determine a depletion rate for one ton of finished product by dividing the total mineral properties net balance by the number expected finished tons of product, which is obtained from the resources and reserve estimates. Depletion expense is calculated by multiplying the number of tons of product produced by the depletion rate per ton.
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® and to the most directly comparable GAAP measure for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per ton amounts):

	Potash Segment
	2021	2020	2019
Total Segment Sales	$151,751	$108,060	$124,648
Less: Segment byproduct sales	21,291	15,560	21,245
Potash freight costs	13,639	13,270	12,936
Subtotal	$116,821	$79,230	$90,467

Divided by:
Potash tons sold (in thousands)	331	317	319
Average net realized sales price per ton	$353	$250	$284

	Trio® Segment
	2021	2020	2019
Total Segment Sales	$96,058	$70,287	$69,551
Less: Segment byproduct sales	4,933	4,943	5,252
Trio® freight costs	20,656	20,416	20,514
Subtotal	$70,469	$44,928	$43,785

Divided by:
Trio® Tons sold (in thousands)	239	230	225
Average net realized sales price per ton	$295	$195	$195

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
Interest Rate Fluctuations
Balances outstanding under our $75 million revolving credit facility bear interest at a floating rate of 1.25% to 2.00% above LIBOR, based on our leverage ratio. As of December 31, 2021, we had no borrowings outstanding on this facility and $1 million in an outstanding letter of credit under the facility. We occasionally borrow and repay amounts under the facility for near-term working capital needs.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Realizability of deferred tax assets
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax assets, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and projected future operating results. During 2021, the Company decreased its valuation allowance by $215.9 million as it concluded that it was more likely than not that it would realize its deferred tax assets.
We identified the evaluation of the realizability of the Company’s deferred tax assets as a critical audit matter. This evaluation required especially challenging auditor judgment to assess the Company’s estimated future taxable income over the period in which the deferred tax assets will generally reverse. Specifically, the Company’s assumptions of projected future taxable income were based primarily on prices for products subject to market volatility and forecasted sales volumes. Changes in these assumptions could have a significant impact on the realization of the Company’s deferred tax assets and the amount of the valuation allowance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the development of assumptions in determining the projected future taxable income, including the development of prices for products and forecasted sales volumes. We assessed the data used in the pricing assumptions used by the Company by comparing them to publicly available pricing data and existing contractual arrangements. We compared the forecasted sales volumes to historical sales volumes, and we compared the Company’s historical forecasted sales volumes to actual sales volumes to assess the Company’s ability to accurately forecast.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.
Denver, Colorado
March 8, 2022

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$36,452	$19,515
Accounts receivable:
Trade, net	35,409	22,516
Other receivables, net	989	1,856
Inventory, net	78,856	88,673
Other current assets	5,144	3,228
Total current assets	156,850	135,788
Property, plant, equipment, and mineral properties, net	341,117	355,497
Water rights	19,184	19,184
Long-term parts inventory, net	29,251	28,900
Other assets, net	11,418	10,819
Non-current deferred tax asset, net	209,075	—
Total Assets	$766,895	$550,188

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$9,068	$7,278
Income taxes payable	41	—
Accrued liabilities	22,938	12,701
Accrued employee compensation and benefits	6,805	4,422
Other current liabilities	34,571	32,816
Current portion of long-term debt	—	10,000
Total current liabilities	73,423	67,217

Advances on credit facility	—	29,817
Long-term debt, net	—	14,926
Asset retirement obligation	27,024	23,872
Operating lease liabilities	1,879	2,136
Other non-current liabilities	1,166	961
Total Liabilities	103,492	138,929

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 13,149,315 and 13,049,820 shares outstanding
at December 31, 2021, and 2020, respectively	13	13
Additional paid-in capital	659,147	656,837
Retained earnings (Accumulated deficit)	4,243	(245,591)
Total Stockholders' Equity	663,403	411,259
Total Liabilities and Stockholders' Equity	$766,895	$550,188
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales	$270,332	$196,954	$220,075
Less:
Freight costs	37,892	37,135	40,056
Warehousing and handling costs	9,282	9,431	8,621
Cost of goods sold	161,421	135,843	126,110
Lower of cost or net realizable value inventory adjustments	—	4,015	1,810
Costs associated with abnormal production	5,973	—	—
Gross Margin	55,764	10,530	43,478

Selling and administrative	23,998	25,476	23,556
Accretion of asset retirement obligation	1,858	1,738	1,793
Litigation settlement	—	10,075	—
(Gain) loss on sale of assets	(2,542)	(4,250)	345
Other operating expense	178	735	1,424
Operating Income (Loss)	32,272	(23,244)	16,360

Other Income (Expense)
Interest expense, net	(1,468)	(4,289)	(3,031)
Other income	48	384	355
Gain on extinguishment of debt	10,113	—	—
Income (Loss) Before Income Taxes	40,965	(27,149)	13,684

Income Tax Benefit (Expense)	208,869	(5)	(53)
Net Income (Loss)	$249,834	$(27,154)	$13,631

Weighted Average Shares Outstanding:
Basic	13,098,871	12,993,225	12,904,916
Diluted	13,391,362	12,993,225	13,105,089
Income (Loss) Per Share:
Basic	$19.07	$(2.09)	$1.06
Diluted	$18.66	$(2.09)	$1.04
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital(1)	Retained Earnings (Accumulated) Deficit	Total Stockholders' Equity
	Shares	Amount(1)
Balance, December 31, 2018	12,871,659	$13	$649,318	$(232,068)	$417,263
Net income	—	—	—	13,631	13,631
Stock-based compensation	—	—	4,281	—	4,281
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	81,617	—	(521)	—	(521)
Exercise of stock options	2,075	—	2	—	2
Balance, December 31, 2019	12,955,351	13	653,080	(218,437)	434,656
Net loss	—	—	—	(27,154)	(27,154)
Stock-based compensation	—	—	3,821	—	3,821
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	83,969	—	(172)	—	(172)
Exercise of stock options	10,500	—	108	—	108
Balance, December 31, 2020	13,049,820	13	656,837	(245,591)	411,259
Net income	—	—	—	249,834	249,834
Stock-based compensation	—	—	3,012	—	3,012
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	90,844	—	(791)	—	(791)
Exercise of stock options	8,651	—	89	—	89
Balance, December 31, 2021	13,149,315	$13	$659,147	$4,243	$663,403
(1) - Amounts have been retroactively restated for all prior periods to reflect the one-for-ten reverse split of our common stock effected on August 14, 2020.
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss)	$249,834	$(27,154)	$13,631
Depreciation, depletion, and amortization	35,635	35,788	34,121
Amortization of intangible assets	322	322	214
Accretion of asset retirement obligation	1,858	1,738	1,793
Amortization of deferred financing costs	314	425	303
Stock-based compensation	3,012	3,821	4,281
Reserve for obsolescence	2,108	492	—
Allowance for doubtful accounts	—	75	75
(Gain) Loss on disposal of assets	(2,542)	(4,250)	345
Gain on extinguishment of debt	(10,113)	—	—
Lower of cost or net realizable value inventory adjustments	—	4,015	1,810
Other	—	(116)	(34)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,615)	1,158	1,337
Other receivables, net	589	(609)	(650)
Inventory, net	7,358	(291)	(11,525)
Other current assets	(1,974)	2,305	(1,019)
Deferred tax assets, net	(209,075)	—	—
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	13,456	2,331	2,280
Income tax payable	42	(50)	(865)
Operating lease liabilities	(2,508)	(2,234)	(2,090)
Other liabilities	3,366	13,379	5,374
Net cash provided by operating activities	79,067	31,145	49,381

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(19,789)	(16,443)	(63,836)
Additions to intangible assets	—	—	(16,873)
Proceeds from sale of property, plant, equipment, and mineral properties	6,042	4,786	68
Long-term investment	(1,076)	(3,500)	—
Net cash used in investing activities	(14,823)	(15,157)	(80,641)

Cash Flows from Financing Activities:
Repayment of long-term debt	(15,000)	(35,000)	—
Debt prepayment costs	(505)	(1,869)	—
Proceeds from loan under CARES Act	—	10,000	—
Proceeds from borrowings on credit facility	—	10,000	30,317
Repayments of borrowings on credit facility	(29,817)	—	(10,500)
Payments of financing lease	(1,258)	(74)	—
Capitalized debt costs	—	(36)	(503)
Employee tax withholding paid for restricted shares upon vesting	(791)	(172)	(540)
Proceeds from exercise of stock options	89	108	21
Net cash (used in) provided by financing activities	(47,282)	(17,043)	18,795

Net Change in Cash, Cash Equivalents, and Restricted Cash	16,962	(1,055)	(12,465)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	20,184	21,239	33,704
Cash, Cash Equivalents, and Restricted Cash, end of period	$37,146	$20,184	$21,239

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest, net of $0.1 million of capitalized interest in 2021, $0.1 million in 2020, and $0.2 million in 2019	$875	$2,467	$2,733
Income taxes	$193	$97	$942
Accrued purchases for property, plant, equipment, and mineral properties	$2,192	$344	$5,021
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2021, 2020, and 2019, a majority of our byproduct sales were accounted for in the potash segment.
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
We evaluate our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such circumstances may include but are not limited to (1) significant adverse changes in the manner the asset is used, or (2) significant adverse changes in legal factors or economic conditions, including adverse actions by regulatory authorities. We did not record any impairments to our intangible assets in 2021 and 2020.
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
Leases—We determine if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. If readily determinable, we use the implicit rate in the lease to determine the present value of future lease payments. If the implicit rate is not readily determinable, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use ("ROU") assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. We account for lease and non-lease components as a single lease component and we do not apply the requirements of ASC Topic 842 to short-term leases with a term of one year or less at inception.
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
    Stock‑Based Compensation—We account for stock-based compensation by recording expense using the fair value of the awards at the time of grant. We have recorded compensation expense associated with the issuance of restricted shares, performance units, and non-qualified stock options, all of which are subject to service conditions and in some cases subject to operational performance or market-based conditions. We recognize expense associated with such awards over the service period associated with each grant. For awards with service only conditions we recognize expense using the straight-line recognition method over the requisite service period of the award, which is generally the vesting period of the award. We recognize expense for awards with service and operational performance conditions using the accelerated recognition method over the requisite service period of the award, which is generally the vesting period of the award. We recognize expense associated with awards that contain both a service condition and a market condition using the accelerated recognition method over the requisite service period of the award, which is generally the longer of the explicit service period or the derived service period (expected date the market condition is estimated to be achieved).
Recently Adopted Accounting Standards—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, as amended by ASU No. 2019-04 and ASU No. 2019-10, Financial Instruments - (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC Topic 326"), which we adopted on January 1, 2020. ASC Topic 326 changed the way entities recognized impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. Because our trade receivables are short-term in nature, the adoption of this new standard did not have a material impact on our consolidated financial statements.
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
    Pronouncements Issued But Not Yet Adopted—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional exceptions to GAAP for certain transactions related to the transition away from The London Interbank Offered Rate ("LIBOR"). The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the reference rate reform. Application of the guidance in ASU 2020-04 is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. We are currently evaluating the impacts of reference rate reform and the guidance in ASU 2020-04 on our consolidated financial statements.

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

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$249,834	$(27,154)	$13,631

Basic weighted average common shares outstanding	13,099	12,993	12,905
Add: Dilutive effect restricted common stock	221	—	121
Add: Dilutive effect of stock options outstanding	71	—	79
Diluted weighted average common shares outstanding	13,391	12,993	13,105

Earnings (loss) per share:
Basic	$19.07	$(2.09)	$1.06
Diluted	$18.66	$(2.09)	$1.04

The following table shows anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive effect of restricted shares	57	246	50
Anti-dilutive effect of stock options outstanding	156	309	165

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$36,452	$19,515	$20,603
Restricted cash included in "Other current assets"	175	150	150
Restricted cash included in "Other assets, net"	519	519	486
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,146	$20,184	$21,239
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2021, 2020, and 2019 represents amounts whose use is restricted by contractual agreements with the Bureau of Land Management or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2021 represents cash deposits with supply vendors.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2021, and 2020, respectively (in thousands):

	December 31,
	2021	2020
Finished goods product inventory	$42,492	$48,961
In-process inventory	27,211	28,833
Total product inventory	69,703	77,794
Current parts inventory, net	9,153	10,879
Total current inventory, net	78,856	88,673
Long-term parts inventory, net	29,251	28,900
Total inventory, net	$108,107	$117,573
During the year ended December 31, 2021, we recorded no charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the years ended December 31, 2020 and 2019, we recorded charges or approximately, $4.0 million, and $1.8 million, respectively, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
Parts inventories are shown net of any required allowances.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2021	2020
Land	$24,136	$27,263
Ponds and land improvements	69,261	67,843
Mineral properties and development costs	144,255	143,955
Buildings and plant	84,268	81,692
Machinery and equipment	272,323	265,121
Vehicles	6,855	5,919
Office equipment and leasehold improvements	8,956	9,083
Operating lease ROU assets	7,763	9,622
Breeding stock	308	260
Construction in progress	11,469	1,710
Total property, plant, equipment, and mineral properties, gross	$629,594	$612,468
Less: accumulated depreciation, depletion, and amortization	(288,477)	(256,971)
Total property, plant, equipment, and mineral properties, net	$341,117	$355,497
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation	$29,447	$29,697	$27,889
Depletion	3,979	3,952	4,173
Amortization of ROU assets	2,209	2,139	2,059
Total incurred	$35,635	$35,788	$34,121

Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2021	Balance, December 31, 2020
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$3,398	$4,091
Finance lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$—	$1,301
Liabilities
Current operating lease liabilities	Other current liabilities	$1,655	$2,057
Current finance lease liability	Other current liabilities	$—	1,258
Non-current operating lease liabilities	Operating lease liabilities	$1,879	$2,136

    Other information related to lease term and discount rate is as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term - operating leases	2.5 years	2.4 years
Weighted average remaining lease term - finance leases	0.00 years	0.30 years

Weighted average discount rate - operating leases	4.59%	5.49%
Weighted average discount rate - finance leases	—%	1.75%

    The components of lease expense are as follows (amounts in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease expense	$2,370	$2,434	$2,410
Short-term lease expense	122	117	107
Total lease expense	$2,492	$2,551	$2,517

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,336	$2,480
Finance cash flows from finance leases	1,258	74

Right-of-Use Assets exchanged for new operating lease liabilities	1,849	216
Right-of-Use Assets exchanged for new finance lease liabilities	—	1,332

    As of December 31, 2021, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2022	$1,781
2023	1,010
2024	658
2025	145
2026	7
Thereafter	—
Total future minimum lease payments	$3,601
Less - amount representing interest	67
Present value of future minimum lease payments	$3,534
Less - current lease obligations	1,655
Long-term lease obligations	$1,879

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
As of December 31, 2021, and December 31, 2020, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2021		December 31, 2020
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(360)	$2,694	$(225)
Surface damage and easement agreements	3,723	(498)	3,723	(311)
Total	$6,417	$(858)	$6,417	$(536)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2021, and 2020, was $0.3 million. Total amortization for 2019 was $0.2 million. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

Note 9— DEBT
    Credit Facility—We maintain a secured revolving credit facility with Bank of Montreal. Borrowings under the credit facility bore interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio. We have granted to Bank of Montreal a first lien on substantially all of our current assets and a second lien on substantially all of our non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2021, we made no borrowings and repaid $29.8 million under the facility. For the year ended December 31, 2020, we borrowed $10.0 million and made no repayments, under the facility. As of December 31, 2021, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. As of December 31, 2020, we had $29.8 million of borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $74.0 million available under the facility as of December 31, 2021.
We were in compliance with the applicable covenants under the facility as of December 31, 2021.
PPP Loan—In April 2020, we received a $10 million loan under the CARES Act Paycheck Protection Program (the "PPP"). We submitted our application for forgiveness of the full amount of the loan in November 2020. In June 2021, we received notice that the SBA had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the loan.
Senior Notes—In June 2021 we repaid the remaining $15.0 million of principal outstanding on our Series B Senior Notes and satisfied all obligations under the related Note Purchase Agreement. In connection with this repayment, the Company paid in aggregate approximately $15.6 million, which consisted of (i) $15.0 million of remaining aggregate principal amount of Series B Senior Notes, (ii) approximately $0.1 million of accrued interest and (iii) a "make-whole" premium of $0.5 million. As a result of the repayment, the Note Purchase Agreement was terminated. As of December 31, 2020, we had outstanding $15.0 million of Series B Senior Notes.
    Our total outstanding long-term debt, net, as of December 31, 2020, was as follows (in thousands):

December 31, 2020
Notes and Payroll Protection Loan	$25,000
Less current portion of long-term debt	(10,000)
Less deferred financing costs	(74)
Long-term portion of Notes, net	$14,926
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $1.5 million, $4.4 million, and $3.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
    Amounts included in interest expense for the years ended December 31, 2021, 2020, and 2019 (in thousands) are as follows:

	Year ended December 31,
	2021	2020	2019
Interest expense on borrowings	$724	$2,107	$2,908
Make-whole payments	505	1,868	—
Amortization of deferred financing costs	314	425	303
Gross interest expense	1,543	4,400	3,211
Less capitalized interest	75	111	180
Interest expense, net	$1,468	$4,289	$3,031

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
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Asset retirement obligation, at beginning of period	$23,872	$22,250	$23,125
Liabilities settled	—	(116)	(38)
Liabilities incurred	—	—	60
Changes in estimated obligations	1,294	—	(2,690)
Accretion of discount	1,858	1,738	1,793
Total asset retirement obligation, at end of period	$27,024	$23,872	$22,250
    We estimate approximately $6.7 million in payments may occur in the next five years.

Note 11— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2021, and 2020, we had $33.8 million and $30.4 million of contract liabilities, respectively, the majority of which are included in "Other current liabilities" on the consolidated balance sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery, which we expect will be sourced from our existing long-term water rights. Our contract liability activity for the years ended December 31, 2021, 2020, and 2019 is shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$30,419	$16,612	$11,678
Additions	4,310	17,657	11,058
Recognized as revenue during period from the beginning balance	(941)	(3,850)	(6,124)
Ending balance	$33,788	$30,419	$16,612

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2021, 2020, and 2019. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$130,460	$—	$—	$(247)	$130,213
Trio®	—	91,125	—	—	91,125
Water	2,050	4,355	15,594	—	21,999
Salt	9,592	578	—	—	10,170
Magnesium Chloride	7,847	—	—	—	7,847
Brines	1,802	—	1,129	—	2,931
Other	—	—	6,047	—	6,047
Total Revenue	$151,751	$96,058	$22,770	$(247)	$270,332

	Year Ended December 31, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$92,500	$—	$—	$(322)	$92,178
Trio®	—	65,344	—	—	65,344
Water	1,253	4,444	14,701	—	20,398
Salt	8,103	499	—	—	8,602
Magnesium Chloride	4,855	—	—	—	4,855
Brines	1,349	—	438	—	1,787
Other	—	—	3,790	—	3,790
Total Revenue	$108,060	$70,287	$18,929	$(322)	$196,954

	Year Ended December 31, 2019
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$103,403	$—	$2,973	$(1,909)	$104,467
Trio®	—	64,299	—	—	64,299
Water	1,823	4,495	19,339	—	25,657
Salt	12,022	757	—	—	12,779
Magnesium Chloride	4,907	—	—	—	4,907
Brines	2,493	—	—	—	2,493
Other	—	—	5,582	(109)	5,473
Total Revenue	$124,648	$69,551	$27,894	$(2,018)	$220,075

Note 12— COMPENSATION PLANS
Cash Bonus Programs—We use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance and we expect to pay in early 2022 a cash bonus to our employees under our 2021 bonus program. While we did meet certain performance metrics related to our 2020 cash bonus program, we did not pay a cash bonus under our 2020 cash bonus program. We did not meet our performance metrics related to the 2019 cash bonus program, and accordingly, we did not pay a cash bonus for 2019 under the program.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2021, 407,597 restricted shares and options to purchase 283,924 shares of common stock were outstanding. As of December 31, 2021, approximately 0.6 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $3.0 million, $3.8 million, and $4.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $6.7 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.5 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2021, the Compensation Committee granted 76,869 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued employment or service.
In 2021, the Compensation Committee granted 19,480 restricted shares to non-employee members of the Board of Directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2021, 2020, and 2019 was $37.49, $14.49, and $34.70, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in March 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 11, 2024. The share price achievement goals of these awards have been met as of December 31, 2021, and will vest over three years subject to continued employment.
Under the Plan in December 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. This grant vests over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before December 23, 2025. As of December 31, 2021, share price achievement goals have not been met.
Under the plan in 2020 and 2019, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package.

The 2020 grant vests over two years from the quarter ended in which the volume weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before June 8, 2024. As of December 31, 2021, share price achievement targets have been met for the 2020 grant. The 2019 grant vests over three years; provided, however, that no vesting will occur unless and until the volume-weighted average share closing price meets the applicable share price achievement goal on or before March 13, 2024. As of December 31, 2021, the applicable share price achievement targets for the 2019 award have not been met.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2021, 2020, and 2019, was $23.76, $19.22 and $28.90, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2021, 2020, and 2019:

	2021	2020	2019
Closing stock price on grant date	$42.03	$13.80	$33.10
Risk free interest rate	1.1%	0.6%	2.2%
Dividend yield	—%	—%	—%
Estimated volatility	89.0%	83.9%	84.5%
Expected life	5.5 years	6.0 years	4.8 years

A summary of all activity relating to our restricted shares for the year ended December 31, 2021, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	362,399	$19.06
Granted with service only condition	96,349	$37.49
Granted with service and market conditions	89,226	$23.76
Vested, service only condition	(112,221)	$16.63
Forfeited, service only condition	(24,287)	$21.18
Forfeited, service and market conditions	(3,869)	$23.38
Restricted shares of common stock, end of period	407,597	$24.95

Non-Qualified Stock Option Activity
We have not granted any non-qualified stock options to our employees since 2018. A summary of all stock option activity for the year ended December 31, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	296,046	$31.66
Granted	—	$—
Exercised	(8,651)	$10.30
Forfeited	—	$—
Expired	(3,471)	$356.90
Outstanding non-qualified stock options, end of period	283,924	$28.33	$4,088,429	5.6

Vested or expected to vest, end of period	283,924	$28.33	$4,088,429	5.6

Exercisable non-qualified stock options, end of period	190,433	$23.09	$3,739,708	5.4
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The total intrinsic value of exercised options to purchase stock during 2021, 2020 and 2019 was immaterial for each year.
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
A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current portion of income tax expense (benefit):
Federal	$—	$(42)	$—
State	206	47	53
Deferred portion of income tax expense:
Federal	(157,348)	—	—
State	(51,727)	—	—
Total income tax (benefit) expense	$(208,869)	$5	$53

A reconciliation of the federal statutory income tax rate of 21% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Federal taxes at statutory rate	$8,603	$(5,701)	$2,874
Add:
State taxes, net of federal benefit	1,278	(1,316)	1,245
Change in valuation allowance	(215,910)	6,320	(6,754)
PPP loan forgiveness	(2,115)	—	—
Change in federal and state tax rates	138	3	2,322
Percentage depletion	(463)	—	(600)
Other	(400)	699	966
Net (benefit) expense as calculated	$(208,869)	$5	$53

Effective tax rate	(509.9)%	—%	0.4%
    Our effective tax rate for the years ended December 31, 2021, 2020, and 2019 differs from the U.S. federal statutory rate due to the change in valuation allowance.
    As of December 31, 2021, and 2020, we had gross deferred tax assets of $211.1 million and $217.9 million, respectively. During the year ended December 31, 2021, our deferred tax assets decreased primarily from our usage of prior year net operating losses to offset current year income. Included in gross deferred tax assets as of December 31, 2021 were approximately $215.0 million of federal net operating loss carryforwards, which expire beginning in 2034, and approximately $279.3 million of state net operating loss carryforwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$131,496	$133,720
Federal and state net operating loss carryforwards	59,331	66,316
Asset retirement obligation	6,900	6,070
Deferred revenue	8,628	7,651
Other	2,883	2,316
Federal R&D credits	1,870	1,870
Total deferred tax assets	211,108	217,943
Valuation allowance	(2,033)	(217,943)
Deferred tax asset, net	$209,075	$—
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
    As of December 31, 2021, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded that it is more likely than not that most of our $211.1 million of deferred tax assets will be realized. We continue to maintain a valuation allowance of $2.0 million against our deferred tax assets related to federal and state R&D credits as we forecast these will expire before being used. As of December 31, 2020, we had a full valuation allowance against our deferred tax assets. During 2021, our valuation allowance decreased $215.9 million as we have concluded that we will more likely than not realize most of our deferred tax assets. Our deferred tax assets, net of the valuation allowance at December 31, 2021, and 2020, was $209.1 million and zero, respectively
The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the statement of operations.
A decrease of our state tax rate decreases the value of its deferred tax asset, resulting in additional deferred tax expense being recorded on the income statement. Conversely, an increase in our state income tax rate would increase the value of the deferred tax asset, resulting in an increase in our deferred tax benefit. Because of the magnitude of the temporary differences between our book and tax basis in the assets, relatively small changes in the state tax rate may have a pronounced impact on the value of our net deferred tax asset.

Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2021, and 2020, we had no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.
We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2018.
Note 14— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2021, and 2020, we had $23.0 million and $22.3 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2021, and 2020, $0.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $22.5 million and $21.8 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
    Water Rights
In February 2019, Pecos Valley Artesian Conservancy District, Carlsbad Irrigation District, and Otis Mutual Domestic Water Consumers & Sewage Works Association (together, the "Protestants") filed an expedited inter se proceeding against us, Henry McDonald, Select Energy Services, LLC d/b/a Gregory Rockhouse Ranch, and Vision Resources, Inc. in the Fifth Judicial District Court for the County of Chaves in the State of New Mexico. This court serves as the adjudication court for the Pecos Stream System, which includes the Pecos River. The Protestants challenged the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. A virtual trial began on December 8, 2020, and concluded on December 18, 2020.
In August 2021, the adjudication court issued its rulings on the validity of our Pecos River water rights. The adjudication court found that our predecessors had forfeited all but approximately 5,800 feet of water per year, and further ruled that, of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. Following briefing on specific issues, requested by the adjudication court, the adjudication court withdrew its initial findings of fact and conclusions of law and entered amended findings of fact and conclusions of law on December 17, 2021. The order based on these findings of fact and conclusions of law has not yet been entered, but we expect the adjudication court to enter an order based on its findings of fact and conclusions of law in the near future. We anticipate filing an appeal of the adjudication court's ruling on the validity of our water rights.
In 2017 and 2018 the New Mexico Office of the State Engineer (“OSE”) had granted us preliminary authorizations to sell approximately 5,700 acre feet of water per year from our Pecos River water rights. The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. If the adjudication court enters, as expected, an order based on its amended findings of fact and conclusion of law discussed above, and our expected appeal of the adjudication court's ruling is unsuccessful, we may have to repay for the water we sold under the preliminary authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our statement of operations related to this legal matter.

In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We had relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter and future quarterly installments due from the customer as we continue to work to resolve the issue. In December 2021, we amended our long-term sales agreement with the customer due to our inability to deliver water. In the amendment, we agreed to suspend all rights and obligations of both parties under the agreement until July 1, 2022. During the suspension period, we have no obligation to deliver water and our customer has no obligation to take water, if available, or make quarterly payments to us. After the suspension period, our customer has the right to terminate the agreement for any reason with thirty days written notice at which time we would be required to repay any outstanding balance for undelivered water. We are continuing to work with the customer to resolve this issue. If we are not able to resolve the issue, we may have to repay the $32.5 million outstanding contract liability we have with this customer as of December 31, 2021. See Note 11—Revenue above for additional information.
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

Note 15— FAIR VALUE MEASUREMENTS
    We measure our financial assets and liabilities in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The topic establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The topic also establishes a hierarchy for grouping these assets and liabilities based upon the lowest level of input that is significant to the fair value measurement. The definition of each input is described below:
•Level 1—Quoted prices in active markets for identical assets and liabilities
•Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3—Significant inputs to the valuation model that are unobservable
    As of December 31, 2021, and 2020, our cash consisted of bank deposits. Other financial assets and liabilities including, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances on credit facility are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during 2021 or 2020.
    As of December 31, 2020, the carrying value and the estimated fair value of our outstanding Notes was $15.0 million. The fair value of our Notes was estimated using a discounted cash flow analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input) and is designed to approximate the amount at which the instruments could be exchanged in an arm's-length transaction between knowledgeable willing parties.

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

Contributions
Year Ended December 31, 2021	$1,633
Year Ended December 31, 2020	$1,569
Year Ended December 31, 2019	$1,522

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

Year Ended December 31, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$151,751	$96,058	$22,770	$(247)	$270,332
Less: Freight costs	17,483	20,656	—	(247)	37,892
Warehousing and handling costs	5,169	4,113	—	—	9,282
Cost of goods sold	87,281	54,847	19,293	—	161,421
Costs associated with abnormal production	5,973	—	—	—	5,973
Gross Margin	$35,845	$16,442	$3,477	$—	$55,764
Depreciation, depletion, and amortization[2] incurred	$26,828	$5,477	$2,996	$656	$35,957

Year Ended December 31, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$108,060	$70,287	$18,929	$(322)	$196,954
Less: Freight costs	17,026	20,431	—	(322)	37,135
Warehousing and handling costs	4,857	4,574	—	—	9,431
Cost of goods sold	73,496	50,902	11,445	—	135,843
Lower of cost or NRV inventory adjustments	1,130	2,885	—	—	4,015
Gross Margin (Deficit)	$11,551	$(8,505)	$7,484	$—	$10,530
Depreciation, depletion, and amortization incurred[2]	$26,536	$6,068	$2,663	$843	$36,110

Year Ended December 31, 2019	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$124,648	$69,551	$27,894	$(2,018)	$220,075
Less: Freight costs	18,715	20,514	936	(109)	40,056
Warehousing and handling costs	4,745	3,876	—	—	8,621
Cost of goods sold	73,401	42,251	12,367	(1,909)	126,110
Lower of cost or NRV inventory adjustments	—	1,810	—	—	1,810
Gross Margin	$27,787	$1,100	$14,591	$—	$43,478
Depreciation, depletion, and amortization incurred[2]	$25,796	$6,163	$1,566	$810	$34,335

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
In 2021, 2020, and 2019, no customer accounted for more than 10% of our sales. Because of the size of our company compared to the overall size of the North American market and the regional demands for our products, we believe that a decline in a specific customer's purchases would not have a material adverse long-term effect on our financial results.
In each of the last three years ended December 31, 2021, 2020, and 2019, 97%, 97%, and 94%, respectively, of our total sales were sold to customers located in the United States. All of our long-lived assets are located in the United States.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
    Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash on hand totaled $36.5 million and $19.5 million at December 31, 2021, and 2020, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.
Note 20— SUBSEQUENT EVENT
In February of 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2019
Allowances deducted from assets
Deferred tax assets - valuation allowance	$218,377	$—	$(6,754)	$211,623
Reserve for parts inventory obsolescence	1,743	—	(1,127)	616
Allowance for doubtful accounts and other receivables	465	75	(60)	480
Total allowances deducted from assets	$220,585	$75	$(7,941)	$212,719

For the Year Ended December 31, 2020
Allowances deducted from assets
Deferred tax assets - valuation allowance	211,623	6,320	—	217,943
Reserve for parts inventory obsolescence	616	492	(58)	1,050
Allowance for doubtful accounts and other receivables	480	275	(200)	555
Total allowances deducted from assets	$212,719	$7,087	$(258)	$219,548

For the Year Ended December 31, 2021
Allowances deducted from assets
Deferred tax assets - valuation allowance	217,943	—	(215,910)	2,033
Reserve for parts inventory obsolescence	1,050	2,108	—	3,158
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$219,548	$2,108	$(215,910)	$5,746

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2021, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.OTHER INFORMATION
    Not applicable.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information about our executive officers is set forth in "Item 1. Business—Executive Officers." Other information required by this item will be included in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference into this Annual Report on Form 10-K.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report on Form 10-K:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	10-K	March 3, 2020
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012

10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019
10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.12	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.13	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.14	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.15	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.16	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.17	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 24, 2019
10.18	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.19	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.20	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.21	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.22	Form of Change-in-Control Severance Agreement with Margaret E. McCandless and Mark A. McDonald+	10-K	March 12, 2019
10.23	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.24	Form of Retention Agreement+	10-K	March 12, 2019
10.25	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.26	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.27	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
96.1	Technical Report Summary for Intrepid Potash - New Mexico
96.2	Technical Report Summary for Intrepid Potash - Moab

96.3	Technical Report Summary for Intrepid Potash - Wendover
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*
104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contain in Exhibits 101.
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement
ITEM 16.FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 8, 2022	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board and Chief Executive Officer	March 8, 2022
Robert P. Jornayvaz III

/s/ Matthew D. Preston	Chief Financial Officer (Principal Financial Officer)	March 8, 2022
Matthew D. Preston

/s/ Chris A. Elliott	Director	March 8, 2022
Chris A. Elliott

/s/ Lori A. Lancaster	Director	March 8, 2022
Lori A. Lancaster

/s/ Mary E. McBride	Director	March 8, 2022
Mary E. McBride

/s/ Barth E. Whitham	Lead Director	March 8, 2022
Barth E. Whitham