Form 10-K/A
period 2021-12-31
Intrepid Potash, Inc.
filed 2022-03-15
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Auditor Name: KPMG                        Auditor Location: Denver, Colorado
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2022 annual meeting of stockholders to be filed within 120 days after December 31, 2021.

EXPLANATORY NOTE

Intrepid Potash Inc. (IPI) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the Securities and Exchange Commission (SEC) on March 8, 2022 (the Original Filing), for the sole purpose of filing corrected versions of Exhibits 96.1, 96.2, and 96.3, which inadvertently contained the incorrect versions of certain figures. Accordingly, Exhibits 96.1, 96.2, and 96.3 to this Amendment supersede and replace in their entirety Exhibits 96.1, 96.2, and 96.3 to the Original Filing.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications by IPI’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and IPI’s other filings made with the SEC subsequent to the filing of the Original Filing.

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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	10-K	March 3, 2020
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012

10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019
10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.11	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.12	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.13	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.14	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.15	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.16	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.17	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 24, 2019
10.18	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.19	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.20	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.21	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.22	Form of Change-in-Control Severance Agreement with Margaret E. McCandless and Mark A. McDonald+	10-K	March 12, 2019
10.23	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.24	Form of Retention Agreement+	10-K	March 12, 2019
10.25	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.26	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.27	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries†	10-K	March 8, 2022
23.1	Consent of KPMG LLP†	10-K	March 8, 2022
23.2	Consent of Agapito Associates, Inc.†	10-K	March 8, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)†	10-K	March 8, 2022
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)†	10-K	March 8, 2022
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	10-K	March 8, 2022

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	10-K	March 8, 2022
95.1	Mine Safety Disclosure Exhibit†	10-K	March 8, 2022
96.1	Technical Report Summary for Intrepid Potash - New Mexico	**
96.2	Technical Report Summary for Intrepid Potash - Moab	**
96.3	Technical Report Summary for Intrepid Potash - Wendover	**
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Extension Calculation Linkbase	*
101.DEF	XBRL Extension Definition Linkbase	*
101.LAB	XBRL Extension Label Linkbase	*
101.PRE	XBRL Extension Presentation Linkbase	*
104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contain in Exhibits 101.
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement
†    Indicates documents previously filed or furnished, as applicable, with our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the SEC on March 8, 2022, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 14, 2022	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)