Form 10-Q
period 2022-03-31
Intrepid Potash, Inc.
filed 2022-05-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 001-34025
INTREPID POTASH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		26-1501877
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
707 17th Street, Suite 4200
Denver,	Colorado	80202
(Address of principal executive offices)		(Zip Code)
(303) 296-3006
(Registrant’s telephone number, including area code)

1001 17th Street, Suite 1050, Denver, Colorado 80202
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

As of April 25, 2022, the registrant had outstanding 13,618,666 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$60,139	$36,452
Accounts receivable:
Trade, net	51,608	35,409
Other receivables, net	1,372	989
Inventory, net	79,297	78,856
Prepaid expenses and other current assets	5,278	5,144
Total current assets	197,694	156,850

Property, plant, equipment, and mineral properties, net	338,750	341,117
Water rights	19,184	19,184
Long-term parts inventory, net	27,963	29,251
Other assets, net	12,149	11,418
Non-current deferred tax asset, net	200,075	209,075
Total Assets	$795,815	$766,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,904	$9,068
Income taxes payable	168	41
Accrued liabilities	21,534	22,938
Accrued employee compensation and benefits	6,823	6,805
Other current liabilities	34,374	34,571
Total current liabilities	71,803	73,423

Asset retirement obligation	27,514	27,024
Operating lease liabilities	1,957	1,879
Other non-current liabilities	1,273	1,166
Total Liabilities	102,547	103,492
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,218,875 and 13,149,315 shares outstanding
at March 31, 2022, and December 31, 2021, respectively	13	13
Additional paid-in capital	657,590	659,147
Retained earnings	35,665	4,243
Total Stockholders' Equity	693,268	663,403
Total Liabilities and Stockholders' Equity	$795,815	$766,895
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$104,399	$71,463
Less:
Freight costs	10,237	12,078
Warehousing and handling costs	2,476	2,632
Cost of goods sold	44,510	47,645
Gross Margin	47,176	9,108

Selling and administrative	6,789	5,791
Accretion of asset retirement obligation	490	441
Loss on sale of assets	100	2
Other operating (income) expense	(267)	6
Operating Income	40,064	2,868

Other Income (Expense)
Interest expense, net	(33)	(426)
Other income	530	9

Income Before Income Taxes	40,561	2,451

Income Tax Expense	(9,139)	—
Net Income	$31,422	$2,451

Weighted Average Shares Outstanding:
Basic	13,160	13,054
Diluted	13,595	13,297
Earnings Per Share:
Basic	$2.39	$0.19
Diluted	$2.31	$0.18
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$659,147	$4,243	$663,403
Net income	—	—	—	31,422	31,422
Stock-based compensation	—	—	1,167	—	1,167
Exercise of stock options	8,727	—	90	—	90
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	60,833	—	(2,814)	—	(2,814)
Balance, March 31, 2022	13,218,875	$13	$657,590	$35,665	$693,268

	Three-Month Period Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
Net income	—	—	—	2,451	2,451
Stock-based compensation	—	—	890	—	890
Exercise of stock options	4,188	—	43	—	43
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	11,646	—	(204)	—	(204)
Balance, March 31, 2021	13,065,654	$13	$657,566	$(243,140)	$414,439
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$31,422	$2,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,898	9,481
Accretion of asset retirement obligation	490	441
Amortization of deferred financing costs	60	68
Amortization of intangible assets	80	80
Stock-based compensation	1,167	890
Loss on disposal of assets	100	2
Changes in operating assets and liabilities:
Trade accounts receivable, net	(16,199)	(14,103)
Other receivables, net	(384)	(720)
Inventory, net	847	9,293
Prepaid expenses and other current assets	(76)	358
Deferred tax assets, net	9,000	—
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(862)	7,978
Operating lease liabilities	(795)	(525)
Other liabilities	362	3,415
Net cash provided by operating activities	34,110	19,109

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(6,795)	(2,360)
Long-term investment	(903)	—
Proceeds from sale of assets	24	47
Net cash used in investing activities	(7,674)	(2,313)

Cash Flows from Financing Activities:
Debt prepayment costs	—	(2)
Repayments of long-term debt	—	(22)
Payments of financing lease	—	(107)
Employee tax withholding paid for restricted stock upon vesting	(2,814)	(204)
Proceeds from exercise of stock options	90	43
Net cash used in financing activities	(2,724)	(292)

Net Change in Cash, Cash Equivalents and Restricted Cash	23,712	16,504
Cash, Cash Equivalents and Restricted Cash, beginning of period	37,146	20,184
Cash, Cash Equivalents and Restricted Cash, end of period	$60,858	$36,688

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$22	$167
Income taxes	$13	$8
Amounts included in the measurement of operating lease liabilities	$542	$583
Accrued purchases for property, plant, equipment, and mineral properties	$1,505	$622
Right-of-use assets exchanged for operating lease liabilities	$546	$340
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico that support our mining and industrial operations. Water that is not used to support our mining and industrial operations is primarily sold to support oil and gas development in the Permian Basin in New Mexico near our Carlsbad facilities. We continue to work to expand our water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to such customer's operations in the oil and gas industry. See Note 14—Commitments and Contingencies below for further information regarding our water rights.
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
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted Accounting Standards—In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. Most amendments within this standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on January 1, 2021. The effect of the adoption of this standard was immaterial on our condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2022	2021
Net income	$31,422	$2,451

Basic weighted-average common shares outstanding	13,160	13,054
Add: Dilutive effect of restricted stock	320	177
Add: Dilutive effect of stock options	115	66
Diluted weighted-average common shares outstanding	13,595	13,297

Basic	$2.39	$0.19
Diluted	$2.31	$0.18
The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2022	2021
Anti-dilutive effect of restricted stock	125	64

Anti-dilutive effect of stock options outstanding	—	158

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2022, and 2021 (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$60,139	$35,995
Restricted cash included in other current assets	175	175
Restricted cash included in other long-term assets	544	518
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$60,858	$36,688
    Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Finished goods product inventory	$49,027	$42,492
In-process inventory	18,505	27,211
Total product inventory	67,532	69,703
Current parts inventory, net	11,765	9,153
Total current inventory, net	79,297	78,856
Long-term parts inventory, net	27,963	29,251
Total inventory, net	$107,260	$108,107
Parts inventory is shown net of estimated allowances for obsolescence of $2.2 million as of March 31, 2022, and $3.2 million as of December 31, 2021.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$24,136	$24,136
Ponds and land improvements	69,458	69,261
Mineral properties and development costs	144,255	144,255
Buildings and plant	84,710	84,268
Machinery and equipment	274,863	272,323
Vehicles	6,979	6,855
Office equipment and improvements	9,961	8,956
Operating lease ROU assets	6,515	7,763
Breeding stock	305	308
Construction in progress	12,923	11,469
Total property, plant, equipment, and mineral properties, gross	$634,105	$629,594
Less: accumulated depreciation, depletion, and amortization	(295,355)	(288,477)
Total property, plant, equipment, and mineral properties, net	$338,750	$341,117

In May 2021, we sold approximately 330 acres of land we owned in Texas for $6.0 million and recorded a gain of $2.8 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation	$7,188	$7,495
Depletion	1,144	1,475
Amortization of right of use assets	566	511
Total incurred	$8,898	$9,481

Note 7 — DEBT
    Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of March 31, 2022, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2022, and March 31, 2021, we made no borrowings and we made no repayments under the facility. As of March 31, 2022, we had no borrowings outstanding and $1 million in outstanding letters of credit under the facility.
As of March 31, 2022, we were in compliance with all applicable covenants under the revolving credit facility.
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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.1 million and $0.4 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
    Amounts included in interest expense, net for the three months ended March 31, 2022, and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest on debt borrowings	$21	$365
Make-whole payments	—	2
Amortization of deferred financing costs	60	68
Gross interest expense	81	435
Less capitalized interest	(48)	(9)
Interest expense, net	$33	$426

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at March 31, 2022, and December 31, 2021. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 17 years. At March 31, 2022, and December 31, 2021, these intangible assets had a net book value of $5.5 million and $5.6 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and totaled $60.1 million and $36.5 million at March 31, 2022, and December 31, 2021, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset retirement obligation, at beginning of period	$27,024	$23,872
Accretion of discount	490	441
Total asset retirement obligation, at end of period	$27,514	$24,313

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

Contract Balances: As of March 31, 2022, and March 31, 2021, we had $34.0 million and $33.8 million of contract liabilities, respectively, the majority of which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery. See Note 14—Commitments and Contingencies below for additional information regarding our water rights. Our deferred revenue activity for the three months ended March 31, 2022, and 2021 is shown below (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$33,788	$30,419
Additions	349	3,972
Recognized as revenue during period	(114)	(549)
Ending balance	$34,023	$33,842

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2022, and 2021. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$51,622	$—	$—	$(95)	$51,527
Trio®	—	39,616	—	—	39,616
Water	774	1,202	4,188	—	6,164
Salt	2,634	234	—	—	2,868
Magnesium Chloride	815	—	—	—	815
Brine Water	597	—	739	—	1,336
Other	—	—	2,073	—	2,073
Total Revenue	$56,442	$41,052	$7,000	$(95)	$104,399

	Three Months Ended March 31, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$37,794	$—	$—	$(62)	$37,732
Trio®	—	22,514	—	—	22,514
Water	1,159	984	3,343	—	5,486
Salt	2,039	196	—	—	2,235
Magnesium Chloride	2,028	—	—	—	2,028
Brine Water	558	—	205	—	763
Other	—	—	705	—	705
Total Revenue	$43,578	$23,694	$4,253	$(62)	$71,463

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2019. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2022, approximately 0.5 million shares remained available for issuance under the Plan.
    In March 2022, the Compensation Committee granted 104,039 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. As of March 31, 2022, the following awards were outstanding under the Plan (in thousands):

Outstanding as of March 31, 2022
Restricted Shares	382

Non-qualified Stock Options	275

    Total share-based compensation expense was $1.2 million and $0.9 million for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we had $11.1 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.7 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Current portion of income tax expense	$139	$—
Deferred portion of income tax expense	9,000	—
Total income tax expense	$9,139	$—

    Our effective tax rate for the three months ended March 31, 2022, and 2021, was 22.5% and 0%, respectively. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first quarter of 2022. Our effective tax rate for the three months ended March 31, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2022, and December 31, 2021, we had $23.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $22.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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
In August 2021, the adjudication court issued its findings of fact and conclusions of law, representing its initial ruling on the validity of our Pecos River water rights. The adjudication court found that our predecessors had forfeited all but approximately 5,800 acre feet of water per year, and further found that, of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. Following entry of its initial findings of fact and conclusions of law, the adjudication court ordered additional briefing on specific issues that arose after August 2021, which resulted in the adjudication court withdrawing its initial findings of fact and conclusions of law. After considering the requested additional briefing, the adjudication court entered amended findings of fact and conclusions of law on December 17, 2021. On March 17, 2022, the adjudication court entered the subfile order and partial final judgment and decree, which adopts the court's December 17, 2021 findings of fact and conclusion of law and specifies our right to 150 acre feet per annum of water for industrial-salt processing use. On April 15, 2022, we filed a notice of appeal of the adjudication court's ruling on the validity of our water rights as well as motion to stay the effect of the adjudication court's ruling on any repayment requirement the New Mexico Office of State Engineer ("OSE") may seek to impose following entry of the subfile order and partial final decree.
    In 2017 and 2018 the OSE had granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. Since the adjudication court entered the subfile order and partial final decree based on its amended findings of fact and conclusion of law discussed above, and if our appeal of the subfile order and partial final decree is unsuccessful, we may have to repay the water pumped under the preliminary authorizations. The OSE may attempt to require repayment prior to the resolution of any appeal of the subfile order and partial final decree. As previously mentioned, we have requested a stay of such an order and have requested the adjudication court agree to either not require a bond or to impose a bond in an amount yet to be determined, but that would be sufficient to repay for the amount pumped under the preliminary and emergency authorizations. Repayment of this water could be up to two times the amount of water removed from the Pecos River. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our statement of operations related to this legal matter.
     In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter 2021 and future quarterly installments due from the customer as we continue to work to resolve the issue. In December 2021, we amended our long-term sales agreement with the customer due to our inability to deliver water. In the amendment, we agreed to suspend all rights and obligations of both parties under the agreement until July 1, 2022. During the suspension period, we have no obligation to deliver water and our customer has no obligation to take water, if available, or make quarterly payments to us. After the suspension period, our customer has the right to terminate the agreement for any reason with thirty days written notice at which time we would be required to repay any outstanding balance for undelivered water. Although we are continuing to work with the customer to resolve this issue, we believe it is likely we will need to repay the $32.6 million outstanding contract liability we have with this customer as of March 31, 2022. See Note 11—Revenue above for additional information.

In August 2021, NGL Energy Partners (NGL), our partner in the Joint Marketing Agreement (“JMA”) that was entered into in May 2019, filed suit against us alleging, amongst other items, we overcharged the JMA for various operating costs and that we used third party water to service certain fracs when JMA water should have been used in those fracs. NGL is seeking to immediately terminate the JMA and is also seeking compensatory damages. We are vigorously defending against the lawsuit. Because this matter is at an early stage, we are unable to reasonably estimate the potential amount of loss, if any.

Note 15 — FAIR VALUE
    We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
    As of March 31, 2022, and December 31, 2021, our cash consisted of bank deposits. Other financial assets and liabilities including accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and advances under our credit facility, and are carried at cost which approximates fair value because of the short-term nature of these instruments.
In May of 2020, we acquired a non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during the first three months of 2022.

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

Three Months Ended March 31, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$56,442	$41,052	$7,000	$(95)	$104,399
Less: Freight costs	4,023	6,309	—	(95)	10,237
Warehousing and handling costs	1,324	1,152	—	—	2,476
Cost of goods sold	22,031	17,451	5,028	—	44,510
Gross Margin	$29,064	$16,140	$1,972	$—	$47,176
Depreciation, depletion, and amortization incurred[1]	$6,947	$1,008	$787	$236	$8,978

Three Months Ended March 31, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$43,578	$23,694	$4,253	$(62)	$71,463
Less: Freight costs	5,700	6,440	—	(62)	12,078
Warehousing and handling costs	1,456	1,176	—	—	2,632
Cost of goods sold	27,749	16,148	3,748	—	47,645
Gross Margin (Deficit)	$8,673	$(70)	$505	$—	$9,108
Depreciation, depletion, and amortization incurred[1]	$7,178	$1,507	$688	$188	$9,561
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
•the impact of the COVID-19 pandemic on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our subsequent Quarterly Reports on Form 10-Q.

In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.
In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements to conform those statements to actual results or to reflect new information or future events.
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
–We are the only OMRI-listed potash and langbeinite producer in the United States. We became OMRI-listed in 2007 for our langbeinite, or Trio® product, and in 2018 for our potash products at our Moab and Wendover operating facilities. We are also registered in the Organic Input Material Program through the California Department of Food and Agriculture, a program which registers fertilizers that can be used in organic crop and food production.
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
–Provide annual refresher training on company policies, values, interpreting laws, and handling a variety of potential company-related issues and situations.
–Provide resources for employees to report any suspected violations of our company policies, including an anonymous employee hotline via phone and internet.
–Provide clear and well-defined procedures by which employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our Business Ethics policies.
–Maintain and communicate a Code of Business Conduct and Ethics which clearly articulates the company’s values, culture, and practices.

Significant Business Trends and Activities
    As an essential business we continue to operate throughout the COVID-19 pandemic to produce potash and Trio® and serve oil and gas markets through our oilfield solutions business. The safety and protection of our workforce is our first and foremost priority. We continue to monitor the guidance from various authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that would require us to adjust our operating plans. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the continuing impacts of COVID-19, if any, on our financial condition, results of operations, liquidity or cash flows in the future. Please see further discussion under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from the COVID-19 pandemic, as discussed below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Sales volume decreased 41% in first three months of 2022 when compared to the prior year period as reduced inventory levels across our facilities and reduced production during the 2021 summer evaporation season resulted in fewer tons available for sale compared to the prior year. Fertilizer demand remains strong across the country as higher commodity prices support continued application rates in most of our markets, although we have seen some demand destruction due to the high potash prices. The majority of our industrial potash sales are into oil and gas markets and correlate to drilling and completion activity. Recent increases in oil price support continued drilling and completion activity although additional or renewed restrictions enacted in response to the COVID-19 pandemic may impact our sales if such actions affect available labor, transportation logistics, or cause supply disruptions.
Our potash average net realized sales price per ton increased to $703 for the three months ended March 31, 2022, compared to $282 for the same period in 2021 as price increases announced in recent quarters continued to improve our realized pricing compared to the prior year. We announced a $50 per ton price increase in April 2022, which we expect to realize on spot sales in the second quarter of 2022. Strong commodity prices continue to support application rates across our markets and we believe customers see good value in potash in today's market. Sanctions on Belarusian potash imports, announced in December 2021, took effect in April 2022 and we believe production rates in Belarus are currently well-below average. Belarusian potash has historically supplied approximately 7% of the annual potash consumption in the United States. We expect other suppliers will increase their volume of imports into the U.S. in response to the sanctions although timing of these changes and the overall effect of the sanctions on the potash market are uncertain. As a small producer, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products.
    We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market. While COVID-19 related restrictions continued to lessen since the first quarter of 2021, any further containment actions taken in response to the COVID-19 pandemic may impact future fertilizer application seasons if such actions affect available labor, transportation logistics, or cause supply disruptions.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton increased 101% during the first quarter 2022 as compared to the same period of 2021. Similar to our potash sales, our results benefited from the multiple price increases announced in recent quarters and we announced another price increase of $35 per ton in February 2022. Our ability to recognize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, changes in commodity price, and the price and availability of other potassium products.
    Trio® sales volume in the first quarter of 2022 was similar to the prior year period as higher commodity pricing led to strong demand in our domestic markets. We expect to remain very selective in international markets as we focus on growing our domestic Trio® sales.

    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. In the fourth quarter of 2021, we began to operate extra production days at our East mine in response to strong demand and lower Trio® inventory levels. While we expect first half 2022 Trio® sales to be flat compared to the first half of 2021, we have continued to operate extra production days during the first quarter of 2022 to increase the availability of our granular product.
• Water sales. In the first quarter of 2022, total water sales were $6.2 million compared to $5.5 million during the same period of 2021. Rig counts, oil pricing, and oilfield activity continue to support drilling and completion activity near our operations, although economic uncertainty, the conflict in Ukraine, and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future oilfield activities difficult.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.3 million during the first quarter of 2022, compared to $7.0 million for the same period of 2021. Magnesium chlorides sales decreased compared to the prior year due to a mild winter which limited purchases of our deicing product in the first quarter of 2022. Salt sales increased compared to the prior year period due to growth in the pool and industrial salt markets combined with higher realized pricing.
• Weather impact. Evaporation rates in 2021 were below average across our facilities which led to decreased potash production in the second half of 2021 and led to decreased potash production in the spring of 2022 when compared to the prior year. We also received a significant amount of rainfall at our HB facility in Carlsbad, New Mexico late in the summer which limited the amount of solids available in our ponds. As a result of the reduced potash production, we recorded abnormal production costs of $6.0 million in the fiscal year 2021. We returned to normal extraction rates in early 2022 at our HB facility and recorded no abnormal production expense in the first quarter of 2022. We expect potash production rates will return to normal in the third quarter of 2022 with production beginning in August 2022.
• Diversification of products and services. In addition to the products discussed above, Intrepid generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. We are also currently negotiating water transfer agreements with customers throughout the basin to utilize our existing infrastructure.
We announced in the first quarter of 2022 that Intrepid has initiated a joint feasibility study alongside the New Mexico Produced Water Research Consortium ("NMPWRC") and the New Mexico Environment Department ("NMED") to evaluate the potential of using treated produced water from oil and gas operations as injectate for our HB solar solution mine. Intrepid has produced a pilot project scoping document which has been accepted by the NMPWRC. As part of the pilot project scope we continue to do laboratory work to identify constituents in produced water and the variability we are likely to encounter when sourcing produced water from different operators and formations. We have also engaged a third party to design equipment and processes related to the pilot project. We believe the earliest we would begin a pilot test is the second half of 2023. Further evaluation of produced water constituents and the treatment process necessary to use produced water at our HB solar solution mine may cause us to experience further delays to our schedule and we may decide to discontinue the project altogether.
We continue to review opportunities to leverage our existing oil and gas midstream businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. This expansion may be through organic growth, other strategic investments, partnerships, or acquisitions of complementary businesses that expand our product and service offerings beyond our existing assets or products. Additionally, we may expand into oil and natural gas exploration and production or into new products or services in our current industry or other industries.

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2022	2021
Sales[1]	$104,399	$71,463

Cost of goods sold	$44,510	$47,645

Gross Margin	$47,176	$9,108

Selling and administrative	$6,789	$5,791

Net Income	$31,422	$2,451

Average net realized sales price per ton[2]
Potash	$703	$282
Trio®	$469	$233
1Sales include sales of byproducts which were $6.3 million and $7.0 million for the three months ended March 31, 2022, and 2021, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2022, and 2021
Sales
Our total sales for the first quarter of 2022 increased $32.9 million, or 46%, as compared to the first quarter of 2021, as potash sales increased $13.8 million, or 37%, Trio® sales increased $17.1 million, or 76%, and oilfield solutions segment sales increased $2.7 million, partially offset by a $0.7 million decrease in byproduct sales.
Our potash sales increased $13.8 million for the first quarter of 2022, as compared to the first quarter of 2021, as our average net realized sales price per ton increased 149%, partially offset by a 41% decrease in tons sold. Strong demand and tight near-term inventory levels have led to multiple price increases since the fourth quarter of 2020. Our potash sales volumes decreased in the first quarter of 2022, as compared to the first quarter of 2021, as we had fewer potash tons to sell. Below average evaporation rates across our facilities in 2021 led to decreased potash production during the second half of 2021 and the first quarter of 2022.
Our Trio® sales increased $17.1 million, or 76%, in the first quarter of 2022, as compared to the first quarter of 2021, as our average net realized sales price per ton increased 101%, combined with a 3% increase in tons sold. Our Trio® average net realized sales price per ton increased due to multiple price increases announced since the fourth quarter of 2020.
Our oilfield solutions segment sales, which includes sales of water, brine water, surface use, and easements, increased $2.7 million, or 65%, in the first quarter of 2022, as compared to the first quarter of 2021. Our first quarter 2021 oilfield solutions segment sales were negatively impacted by COVID-19 pandemic-related restrictions. As those restrictions have continued to be loosened since first quarter of 2021, the demand for oil has increased which in turn has led to increased drilling activities.
Our total byproduct sales decreased $0.7 million or 10% in the first quarter of 2022, as compared to the first quarter of 2021, due to a $1.2 million decrease in magnesium chloride sales, partially offset by a $0.6 million increase in byproduct salt sales. Our magnesium chloride sales decreased due to the mild winter in various regions of the U.S. where we sell magnesium chloride as a deicing agent. Our salt sales increased due to an increase in sales to the pool and industrial salt markets.
Cost of Goods Sold
Our total cost of goods sold decreased $3.1 million, or 7%, during the first quarter of 2022, as compared to the first quarter of 2021. Our potash cost of goods sold decreased by $5.7 million, or 21%, during the first quarter of 2022 compared to the first quarter of 2021. We sold 41% fewer tons of potash in the first quarter of 2022, compared to first quarter of 2021, but our weighted average carrying cost per ton increased as production costs increased due to inflation, and we produced fewer tons of potash due to below average evaporation across all of our potash facilities. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost. Our Trio® cost of goods sold increased $1.3 million, or 8%, during the first quarter of 2022, as compared to the first quarter of 2021, due to a 3% increase in Trio® tons sold and an increase in production costs due to inflation. Our cost of goods sold for the Oilfield Solutions Segment increased $1.3 million, or 34%, during the first quarter of 2022, compared to the first quarter of 2021, as we incurred increased water transfer costs due to increased water sales at Intrepid South. In addition, we incurred increased contract labor costs and increased rental costs related to the development of a full-cycle water management operation.
Gross Margin
During the first quarter of 2022, we generated gross margin of $47.2 million compared to gross margin of $9.1 million during the first quarter of 2021, due to the factors discussed above.
Selling and Administrative Expense
    During the first quarter of 2022, selling and administrative expenses increased 17% as compared to the first quarter of 2021, driven by increases in labor and benefits expense, and an increase in lease expenses.
Interest Expense
    During the first quarter of 2022, our interest expense decreased $0.4 million as compared to the first quarter of 2021, as we repaid the outstanding balance of our Series B Senior Notes in June 2021, and we repaid the outstanding balance on our credit facility in early August 2021.
Income Tax Expense
    During the first quarter of 2022, we incurred income tax expense of $9.1 million, and we incurred no income tax expense during the first quarter of 2021. As of March 31, 2021, we had a full valuation allowance against our deferred tax assets and any changes in our deferred tax assets were offset by a corresponding change in our valuation allowance. Since we released substantially all of our valuation allowance in the fourth quarter of 2021, changes in our deferred tax assets are no longer fully offset by a change in our valuation allowance.
Net Income
    We generated net income of $31.4 million for the first quarter of 2022, compared to net income of $2.5 million for the first quarter of 2021, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2022	2021
Sales[1]	$56,442	$43,578
Less: Freight costs	4,023	5,700
Warehousing and handling costs	1,324	1,456
Cost of goods sold	22,031	27,749
Gross Margin	$29,064	$8,673
Depreciation, depletion, and amortization incurred[2]	$6,947	$7,178

Potash sales volumes (in tons)	69	117
Potash production volumes (in tons)	103	113

Average potash net realized sales price per ton[3]	$703	$282
1 Sales include sales of byproducts which were $4.8 million and $5.8 million for the three months ended March 31, 2022, and 2021, respectively
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2022, and 2021
Potash segment sales in the first quarter of 2022 increased 30% compared to the first quarter of 2021, due primarily to an increase in potash sales recorded in the potash segment, partially offset by a decrease in potash segment byproduct sales.
Potash sales recorded in the potash segment increased $13.8 million, or 37%, in the first quarter of 2022, compared to the first quarter of 2021, as our average net realized sales price per ton increased 149%. Strong demand and tight near-term inventory levels have led to multiple prices increases since the fourth quarter of 2020. We sold fewer tons of potash in the first quarter of 2022, compared to the first quarter of 2021, as we had less potash available to sell. Below average evaporation rates across our facilities in 2021 led to decreased potash production during the second half of 2021 and the first quarter of 2022.
Our potash segment byproduct sales decreased $1.0 million, or 17%, in the first quarter of 2022, compared to the first quarter of 2021. The decrease in potash segment byproduct sales was driven by a $1.2 million decrease in magnesium chloride sales, a $0.4 million decrease in potash segment byproduct water sales, partially offset by a $0.6 million increase in potash segment byproduct salt sales. Magnesium chloride sales decreased due to the mild winter in various regions of the U.S. where we sell magnesium chloride as a deicing agent. Our potash byproduct water sales decreased as we sold more water at Intrepid South which decreased our potash byproduct water sales. Water that is used in the production of potash and is then sold to customers is recorded as byproduct revenue in the potash segment, while water sold at Intrepid South is recorded in our oilfield solutions segment. Our salt sales increased due to an increase in sales to the pool and industrial salt markets.
Potash segment freight expense decreased 29% in the first quarter of 2022, compared to the first quarter of 2021, as a result of a 41% decrease in potash tons sold. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 21% in the first quarter of 2022, compared to the same period in 2021. While we sold 41% fewer tons of potash in the first quarter of 2021, our weighted average carrying cost per ton was higher due to increased production costs caused by inflation and below average evaporation across our facilities in 2021, which led to decreased production in the first quarter of 2022. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
Our potash segment gross margin increased $20.4 million in the first quarter of 2022, compared to the same period in 2021, due to the factors discussed above.
Additional Information Relating to Potash

The table below shows our potash sales mix for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Agricultural	75%	86%
Industrial	6%	2%
Feed	19%	12%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2022	2021
Sales[1]	$41,052	$23,694
Less: Freight costs	6,309	6,440
Warehousing and handling costs	1,152	1,176
Cost of goods sold	17,451	16,148
Gross Margin (Deficit)	$16,140	$(70)
Depreciation, depletion, and amortization incurred[2]	$1,008	$1,507

Sales volumes (in tons)	71	69
Production volumes (in tons)	65	56

Average Trio® net realized sales price per ton[3]	$469	$233
1 Sales include sales of byproducts which were $1.4 million and $1.2 million for the three months ended March 31, 2022, and 2021, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2022, and 2021
Trio® segment sales increased 73% during the first quarter of 2022, compared to the first quarter in 2021. The increase was primarily due to a 101% increase in average net realized sales price per ton, coupled with a 3% increase in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to several price increases announced since the fourth quarter of 2020.
Trio® freight costs decreased 2% in the first quarter of 2022, compared to the first quarter of 2021. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 8% in the first quarter of 2022, compared to the first quarter of 2021, due to an increase in production costs caused by inflation and a 3% increase in Trio® tons sold.
Our Trio® production volume increased 16% in the first quarter of 2022, compared to the first quarter of 2021, as we operated extra production days at our East mine in response to strong demand.
    Our Trio® segment generated gross margin increased to $16.1 million in the first quarter of 2022, compared to a negative gross margin of $0.1 million in the first quarter of 2021, due mainly to the increase in average net realized sales price per ton.
    Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three months ended March 31, 2022, and 2021.

	United States	Export
For the Three Months Ended March 31, 2022	91%	9%

For the Three Months Ended March 31, 2021	94%	6%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2022	2021
Sales	$7,000	$4,253
Cost of goods sold	5,028	3,748
Gross Margin	$1,972	$505
Depreciation, depletion, and amortization incurred	$787	$688
Three Months Ended March 31, 2022, and 2021
    Our oilfield solutions segment sales increased $2.7 million in the first quarter of 2022, compared to the same period in 2021, due to a $0.9 million increase in surface use, right-of way and easement revenues, an increase of $0.8 million in water sales, a $0.5 million increase in brine water sales, and a $0.3 million increase in produced water royalties. The increase in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices increased.
    Our cost of goods sold increased $1.3 million, or 34% for the first quarter of 2022, compared to the first quarter of 2021, due to increased rental expenses for water recycling equipment. We also incurred additional contract labor expenses and increased water transfers fees as we sold more water during the first quarter of 2022.
Gross margin for the three months ended March 31, 2022, increased $1.5 million compared to the three months ended March 31, 2021, due to the factors discussed above.

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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. Restrictions put in place in 2020 and 2021 to help contain the COVID-19 pandemic caused an unprecedented decrease in the demand for oil, resulting in lower prices and significant decreases in oil and gas activity. As those restrictions have continued to be loosened since the first quarter of 2021, the demand for oil has recovered and prices have rebounded, which in turn has led to increased drilling activities. Further, Russia's invasion of Ukraine and the related sanctions imposed by several countries against Russia has the potential of reducing the global supply of oil in 2022.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three months ended March 31, 2022, and 2021, our average royalty rate was 4.8% and 4.9%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2022, was 22.5%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022 for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first quarter of 2022. Our effective tax rate for the three months ended March 31, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2022, we incurred approximately $9.0 million of deferred income tax expense and $0.1 million of current income tax expense. Our current income tax expense is less than the total tax expense of $9.1 million due to the utilization of net operating losses. For the three months ended March 31, 2021 we incurred no income tax expense.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our condensed consolidated balance sheet, and thus increase or decrease the deferred tax benefit or deferred income tax expense on the income statement.

Capital Investments
    During the first quarter of 2022, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $6.8 million.
We expect to make capital investments in 2022 of $50 million to $60 million. We anticipate spending approximately $25 million to $35 million on sustaining capital projects in 2022, with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2022 and we may adjust our investment plans as our expectations for 2022 change. We anticipate our 2022 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2022, we had cash on hand of $60.1 million, compared with cash of $36.5 million at December 31, 2021. The increase in our cash balance during the first quarter of 2022 was driven mainly by the increase in the average net realized sales price per ton for both Potash and Trio®.
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
The following summarizes our cash flow activity for the three months ended March 31, 2022, and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$34,110	$19,109
Cash flows used in investing activities	$(7,674)	$(2,313)
Cash flows used in financing activities	$(2,724)	$(292)
Operating Activities
Net cash provided by operating activities through March 31, 2022, was $34.1 million, an increase of $15.0 million compared with the first three months of 2021 due to increased potash and Trio® sales.
Investing Activities
    Net cash used in investing activities increased by $5.4 million in the first three months of 2022, compared with the same period in 2021 due to a $4.4 million increase in capital investments and a $0.9 million increase in long-term investments.
Financing Activities
Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of March 31, 2022, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2022, we made no borrowings and we made no repayments under the facility. As of March 31, 2022, we had no borrowings outstanding and $1 million in outstanding letters of credit under the facility.
As of March 31, 2022, we were in compliance with all applicable covenants under the revolving credit facility.

    As of April 30, 2022, we had approximately $80 million in cash on-hand.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. As of April 30, 2022, we have not repurchased any shares under the share repurchase program.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2021, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2021.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022		2021
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$56,442	$41,052	$43,578	$23,694
Less: Segment byproduct sales	4,820	1,436	5,784	1,180
Freight costs	3,124	6,309	4,809	6,440
Subtotal	$48,498	$33,307	$32,985	$16,074

Divided by:
Tons sold	69	71	117	69
Average net realized sales price per ton	$703	$469	$282	$233

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2021, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2022 through January 31, 2022	—	—	—	N/A
February 1, 2022 through February 28, 2022	—	$—	—	N/A
March 1, 2022 through March 31, 2022	33,850	$83.14	—	N/A
Total	33,850	$83.14	—	N/A
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

ITEM 5.OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan.†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.
†        Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 3, 2022	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2022	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)