Form 10-Q
period 2022-06-30
Intrepid Potash, Inc.
filed 2022-08-05
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of July 31, 2022, the registrant had outstanding 13,610,993 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$81,927	$36,452
Short-term investments	5,980	—
Accounts receivable:
Trade, net	32,639	35,409
Other receivables, net	1,635	989
Refundable income taxes	21	—
Inventory, net	82,644	78,856
Prepaid expenses and other current assets	4,379	5,144
Total current assets	209,225	156,850

Property, plant, equipment, and mineral properties, net	347,834	341,117
Water rights	19,184	19,184
Long-term parts inventory, net	26,622	29,251
Other assets, net	16,025	11,418
Non-current deferred tax asset, net	192,134	209,075
Total Assets	$811,024	$766,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,869	$9,068
Income taxes payable	—	41
Accrued liabilities	12,775	22,938
Accrued employee compensation and benefits	6,038	6,805
Other current liabilities	34,330	34,571
Total current liabilities	63,012	73,423

Asset retirement obligation	28,004	27,024
Operating lease liabilities	1,859	1,879
Other non-current liabilities	1,310	1,166
Total Liabilities	94,185	103,492
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,265,813 and 13,149,315 shares outstanding
at June 30, 2022, and December 31, 2021, respectively	13	13
Additional paid-in capital	657,453	659,147
Retained earnings	59,373	4,243
Total Stockholders' Equity	716,839	663,403
Total Liabilities and Stockholders' Equity	$811,024	$766,895
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$91,740	$67,888	$196,139	$139,351
Less:
Freight costs	9,227	10,115	19,464	22,193
Warehousing and handling costs	2,204	2,378	4,680	5,010
Cost of goods sold	38,498	41,196	83,008	88,841
Gross Margin	41,811	14,199	88,987	23,307

Selling and administrative	7,218	6,612	14,007	12,403
Accretion of asset retirement obligation	490	441	980	882
Loss (gain) on sale of assets	1,066	(2,567)	1,166	(2,565)
Other operating expense (income)	1,242	(583)	975	(577)
Operating Income	31,795	10,296	71,859	13,164

Other Income (Expense)
Interest expense, net	(24)	(918)	(57)	(1,344)
Interest income	15	—	17	—
Other income	11	8	539	17
Gain on extinguishment of debt	—	10,113	—	10,113

Income Before Income Taxes	31,797	19,499	72,358	21,950

Income Tax Expense	(8,089)	—	(17,228)	—
Net Income	$23,708	$19,499	$55,130	$21,950

Weighted Average Shares Outstanding:
Basic	13,246	13,089	13,203	13,071
Diluted	13,620	13,338	13,690	13,335
Earnings Per Share:
Basic	$1.79	$1.49	$4.18	$1.68
Diluted	$1.74	$1.46	$4.03	$1.65
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$659,147	$4,243	$663,403
Net income	—	—	—	55,130	55,130
Stock-based compensation	—	—	2,558	—	2,558
Exercise of stock options	10,718	—	110	—	110
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	105,780	—	(4,362)	—	(4,362)
Balance, June 30, 2022	13,265,813	$13	$657,453	$59,373	$716,839

	Three-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2022	13,218,875	$13	$657,590	$35,665	$693,268
Net income	—	—	—	23,708	23,708
Stock-based compensation	—	—	1,391	—	1,391
Exercise of stock options	1,991	—	20	—	20
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	44,947	—	(1,548)	—	(1,548)
Balance, June 30, 2022	13,265,813	$13	$657,453	$59,373	$716,839

	Six-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$656,837	$(245,591)	$411,259
Net income	—	—	—	21,950	21,950
Stock-based compensation	—	—	1,655	—	1,655
Exercise of stock options	4,913	—	51	—	51
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	66,354	—	(380)	—	(380)
Balance, June 30, 2021	13,121,087	$13	$658,163	$(223,641)	$434,535

	Three-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2021	13,065,654	$13	$657,566	$(243,140)	$414,439
Net income	—	—	—	19,499	19,499
Stock-based compensation	—	—	765	—	765
Exercise of stock options	725	—	7	—	7
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	54,708	—	(175)	—	(175)
Balance, June 30, 2021	13,121,087	$13	$658,163	$(223,641)	$434,535
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$55,130	$21,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,923	18,079
Accretion of asset retirement obligation	980	882
Amortization of deferred financing costs	120	194
Amortization of intangible assets	161	161
Stock-based compensation	2,558	1,655
Loss (gain) on disposal of assets	1,166	(2,565)
Gain on extinguishment of debt	—	(10,113)
Allowance for parts inventory obsolescence	1,600	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,770	(235)
Other receivables, net	(646)	(893)
Inventory, net	(2,759)	13,767
Prepaid expenses and other current assets	673	495
Deferred tax assets, net	16,941	—
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(11,412)	6,023
Operating lease liabilities	(1,233)	(1,061)
Other liabilities	257	3,097
Net cash provided by operating activities	83,229	51,436

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(22,774)	(6,626)
Purchase of investments	(10,899)	—
Proceeds from sale of assets	46	6,042
Net cash used in investing activities	(33,627)	(584)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities:
Debt prepayment costs	—	(505)
Repayments of long-term debt	—	(15,000)
Payments of financing lease	—	(1,258)
Employee tax withholding paid for restricted stock upon vesting	(4,362)	(380)
Proceeds from exercise of stock options	110	51
Net cash used in financing activities	(4,252)	(17,092)

Net Change in Cash, Cash Equivalents and Restricted Cash	45,350	33,760
Cash, Cash Equivalents and Restricted Cash, beginning of period	37,146	20,184
Cash, Cash Equivalents and Restricted Cash, end of period	$82,496	$53,944

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$44	$777
Income taxes	$334	$91
Amounts included in the measurement of operating lease liabilities	$983	$1,169
Accrued purchases for property, plant, equipment, and mineral properties	$3,477	$1,420
Right-of-use assets exchanged for operating lease liabilities	$794	$340

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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico that support our mining and industrial operations. Water that is not used to support our mining and industrial operations is primarily sold to support oil and gas development in the Permian Basin in New Mexico near our Carlsbad facilities. We continue to work to expand our water business. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers where such sales provide a solution to such customer's operations in the oil and gas industry. See Note 14—Commitments and Contingencies below for further information regarding our water rights.
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
Recently Adopted Accounting Standards—In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. Most amendments within this standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on January 1, 2021. The effect of the adoption of this standard had an immaterial impact on our condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$23,708	$19,499	$55,130	$21,950

Basic weighted-average common shares outstanding	13,246	13,089	13,203	13,071
Add: Dilutive effect of restricted stock	209	185	245	199
Add: Dilutive effect of stock options	165	64	242	65
Diluted weighted-average common shares outstanding	13,620	13,338	13,690	13,335

Basic	$1.79	$1.49	$4.18	$1.68
Diluted	$1.74	$1.46	$4.03	$1.65

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive effect of restricted stock	38	96	11	80

Anti-dilutive effect of stock options outstanding	—	62	—	100

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months of less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2022, and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$81,927	$53,250
Restricted cash included in other current assets	25	175
Restricted cash included in other long-term assets	544	519
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$82,496	$53,944

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Finished goods product inventory	$44,663	$42,492
In-process inventory	27,135	27,211
Total product inventory	71,798	69,703
Current parts inventory, net	10,846	9,153
Total current inventory, net	82,644	78,856
Long-term parts inventory, net	26,622	29,251
Total inventory, net	$109,266	$108,107

Parts inventory is shown net of estimated allowances for obsolescence of $2.9 million as of June 30, 2022, and $3.2 million as of December 31, 2021.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$24,136	$24,136
Ponds and land improvements	71,031	69,261
Mineral properties and development costs	144,279	144,255
Buildings and plant	84,834	84,268
Machinery and equipment	280,313	272,323
Vehicles	7,340	6,855
Office equipment and improvements	9,842	8,956
Operating lease ROU assets	5,340	7,763
Breeding stock	317	308
Construction in progress	21,690	11,469
Total property, plant, equipment, and mineral properties, gross	$649,122	$629,594
Less: accumulated depreciation, depletion, and amortization	(301,288)	(288,477)
Total property, plant, equipment, and mineral properties, net	$347,834	$341,117

In May 2021, we sold approximately 330 acres of land we owned in Texas for $6.0 million and recorded a gain of $2.8 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation	$7,344	$7,356	$14,532	$14,851
Depletion	286	721	1,430	2,196
Amortization of right of use assets	395	521	961	1,032
Total incurred	$8,025	$8,598	$16,923	$18,079
Note 7 — DEBT
    Revolving Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2022, borrowings under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the revolving credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and six months ended June 30, 2022, and June 30, 2021, we made no borrowings and we made no repayments under the revolving credit facility. As of June 30, 2022, and December 31, 2021, we had no borrowings outstanding and $1 million in outstanding letters of credit under this facility.
As of June 30, 2022, we were in compliance with all applicable covenants under the revolving credit facility.
In August 2022, we amended the revolving credit facility to increase the amount available under the facility from $75 million to $150 million, and to extend the maturity date to August 4, 2027. Borrowings under the amended credit facility will bear interest at SOFR (Secured Overnight Financing Rate) plus an applicable margin 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility.
    PPP Loan—In April 2020, we received a $10 million loan under the Paycheck Protection Program (the "PPP") under the CARES Act. We submitted our application for forgiveness of the full amount of the loan in November 2020. In June 2021, we received notice that the Small Business Administration had remitted funds to our bank to fully repay our PPP loan and accrued interest. Accordingly, we recognized a gain of $10.1 million related to the forgiveness of the PPP loan and the associated accrued interest on the PPP loan.

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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.1 million and $0.9 million for the three months ended June 30, 2022, and June 30, 2021, respectively, and $0.2 million and $1.4 million for the six months ended June 30, 2022, and June 30, 2021 respectively.
    Amounts included in interest expense, net for the three and six months ended June 30, 2022, and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on debt borrowings	$22	$302	$43	$667
Make-whole payments	—	503	—	505
Amortization of deferred financing costs	60	126	120	194
Gross interest expense	82	931	163	1,366
Less capitalized interest	(58)	(13)	(106)	(22)
Interest expense, net	$24	$918	$57	$1,344

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at June 30, 2022, and December 31, 2021. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 17 years. At June 30, 2022, and December 31, 2021, these intangible assets had a net book value of $5.4 million and $5.6 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $81.9 million and $36.5 million at June 30, 2022, and December 31, 2021, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 10 — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired. As of June 30, 2022, and December 31, 2021, our asset retirement obligation was $28.0 million, and $27.0 million, respectively.
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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset retirement obligation, at beginning of period	$27,514	$24,313	$27,024	$23,872
Changes in estimated obligations	—	26	—	26
Accretion of discount	490	441	980	882
Total asset retirement obligation, at end of period	$28,004	$24,780	$28,004	$24,780

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

Contract Balances: As of June 30, 2022, and December 31, 2021, we had $34.1 million and $33.8 million of contract liabilities, respectively, the majority of which are included in "Other current liabilities" on the Condensed Consolidated Balance Sheets, primarily related to cash advances received from a customer for water purchases. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue). We will recognize the deferred revenue at the time the customer calls for water delivery. See Note 14—Commitments and Contingencies below for additional information regarding our water rights. Our deferred revenue activity for the three and six months ended June 30, 2022, and 2021 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$34,023	$33,842	$33,788	$30,418
Additions	241	—	590	3,972
Recognized as revenue during period	(154)	(211)	(268)	(759)
Ending balance	$34,110	$33,631	$34,110	$33,631

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2022, and 2021. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$43,885	$—	$—	$(66)	$43,819
Trio®	—	34,687	—	—	34,687
Water	363	724	3,692	—	4,779
Salt	2,658	56	—	—	2,714
Magnesium Chloride	1,199	—	—	—	1,199
Brine Water	722	—	648	—	1,370
Other	—	—	3,172	—	3,172
Total Revenue	$48,827	$35,467	$7,512	$(66)	$91,740

	Six Months Ended June 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$95,507	$—	$—	$(161)	$95,346
Trio®	—	74,303	—	—	74,303
Water	1,137	1,926	7,880	—	10,943
Salt	5,292	290	—	—	5,582
Magnesium Chloride	2,014	—	—	—	2,014
Brine Water	1,319	—	1,387	—	2,706
Other	—	—	5,245	—	5,245
Total Revenue	$105,269	$76,519	$14,512	$(161)	$196,139

	Three Months Ended June 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,881	$—	$—	$(60)	$32,821
Trio®	—	26,340	—	—	26,340
Water	520	514	1,783	—	2,817
Salt	2,008	70	—	—	2,078
Magnesium Chloride	1,880	—	—	—	1,880
Brine Water	404	—	229	—	633
Other	—	—	1,319	—	1,319
Total Revenue	$37,693	$26,924	$3,331	$(60)	$67,888

	Six Months Ended June 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$70,675	$—	$—	$(122)	$70,553
Trio®	—	48,855	—	—	48,855
Water	1,679	1,498	5,125	—	8,302
Salt	4,047	266	—	—	4,313
Magnesium Chloride	3,908	—	—	—	3,908
Brine Water	961	—	434	—	1,395
Other	—	—	2,025	—	2,025
Total Revenue	$81,270	$50,619	$7,584	$(122)	$139,351

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2022, approximately 1.1 million shares remained available for issuance under the Plan.
    In March 2022, the Compensation Committee granted 104,039 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2022, the Compensation Committee granted 6,635 restricted shares to members of our Board of Directors. These awards vest over one year. As of June 30, 2022, the following awards were outstanding under the Plan (in thousands):

Outstanding as of June 30, 2022
Restricted Shares	347

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.4 million and $0.8 million for the three ended June 30, 2022, and 2021, respectively, and $2.6 million and $1.7 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, we had $9.7 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.5 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current portion of income tax expense	$148	$—	$287	$—
Deferred portion of income tax expense	7,941	—	16,941	—
Total income tax expense	$8,089	$—	$17,228	$—

    Our effective tax rate for the three months ended June 30, 2022, and 2021, was 25.4% and 0%, respectively, and our effective tax rate for the six months ended June 30, 2022, and 2021, was 23.8% and 0%, respectively. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022 for the percentage depletion deduction, as well as the effect of state income tax law changes enacted during the first half of 2022. Our effective tax rate for the three and six months ended June 30, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2022, and December 31, 2021, we had $23.1 million of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. Of this total requirement, $0.5 million consisted of long-term restricted cash deposits reflected in "Other assets, net" on the condensed consolidated balance sheets and $22.6 million was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.

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
Water Rights
In February 2019, an expedited inter se proceeding commenced to determine the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. On December 17, 2021, the adjudication court entered its findings of fact and conclusions of law, which held that our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. On March 17, 2022, the adjudication court entered the subfile order and partial final judgment and decree, which adopted the court's December 17, 2021 findings of fact and conclusion of law and specifies our right to 150 acre feet per annum of water for industrial-salt processing use. On April 15, 2022, we filed a notice of appeal of the adjudication court's ruling on the validity of our water rights as well as motion to stay the effect of the adjudication court's ruling on any repayment requirement the New Mexico Office of State Engineer ("OSE") may seek to impose following entry of the subfile order and partial final decree. We ultimately withdrew our motion to stay on June 10, 2022, after the OSE indicated it would not seek immediate repayment of any water used pursuant to the emergency or preliminary authorizations, described below.
    In 2017 and 2018 the OSE had granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. Since the adjudication court entered the subfile order and partial final decree based on its amended findings of fact and conclusion of law discussed above, if our appeal of the subfile order and partial final decree is unsuccessful, we may have to repay the water pumped under the preliminary authorizations. Repayment of this water could be up to two times the amount of water removed from the Pecos River. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our statement of operations related to this legal matter.
    In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have been unable to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. Under this contract we had previously received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter 2021 and future quarterly installments due from the customer as we continue to work to resolve the issue. In December 2021, we amended our long-term sales agreement with the customer due to our inability to deliver water. Under the amendment, we agreed to suspend all rights and obligations of both parties under the agreement until July 1, 2022. During the suspension period, we have no obligation to deliver water and our customer has no obligation to take water, if available, or make quarterly payments to us. After the suspension period, our customer has the right to terminate the agreement for any reason with thirty days written notice at which time we would be required to repay any outstanding balance for undelivered water. Although we are continuing to work with the customer to resolve this issue, we believe it is likely we will need to repay the $32.6 million outstanding contract liability we have with this customer as of June 30, 2022. See Note 11—Revenue above for additional information.
In August 2021, NGL Energy Partners (NGL), our partner in a Joint Marketing Agreement (“JMA”) filed suit against us alleging, amongst other items, we overcharged the JMA for various operating costs and that we used third party water to service certain fracs when JMA water should have been used in those fracs. On June 22, 2022, the parties entered into a settlement agreement and the lawsuit was dismissed with prejudice on June 29, 2022. The settlement agreement did not have a material impact on our results of operations and the JMA was terminated.

Note 15 — FAIR VALUE

    We measure our financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date:
Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Inputs, other than Level 1, that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using estimates and assumptions which reflect those that market participants would use.
The classification of fair value measurement within the hierarchy is based upon the lowest level of input that is significant to the measurement.
     Other financial instruments consist primarily of cash equivalents, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and, if any, advances under our credit facility. With the exception of investment securities, we believe cost approximates fair value for our financial instruments because of the short-term natures of these instruments.
Cash Equivalents—As of June 30, 2022, and December 31, 2021, we had cash equivalents of $1.6 million and zero, respectively.
Held-to-Maturity Investments—As of June 30, 2022, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$4,010	$—	$(7)	$4,003
Government bonds	1,970	2	—	1,972
Total	$5,980	$2	$(7)	$5,975
Long-term
Corporate bonds	$485	$—	$(1)	$484
Government bonds	1,909	7	—	1,916
Total	$2,394	$7	$(1)	$2,400

Our long-term held to maturity investments are recorded in "Other assets, net" on the Consolidated Balance Sheets. As of December 31, 2021, we had no held-to-maturity debt investment securities. Our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—As of June 30, 2022, and December 31, 2021, we had a $3.5 million non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL"). This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the carrying value of the investment during the six months ended June 30, 2022, or the twelve months ended December 31, 2021.
We have committed to invest $4.0 million as a limited partner in PEP Ovation, LP ("Ovation"). Ovation invests in working interests of oil and gas wells, located primarily in the Permian Basin. As of June 30, 2022, and December 31, 2021, we had invested $3.5 million and $1.1 million, respectively, in Ovation. This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the carrying value of the investment during the six months ended June 30, 2022, or the twelve months ended December 31, 2021.

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

Three Months Ended June 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$48,827	$35,467	$7,512	$(66)	$91,740
Less: Freight costs	3,682	5,611	—	(66)	9,227
Warehousing and handling costs	1,209	995	—	—	2,204
Cost of goods sold	19,011	15,809	3,678	—	38,498
Gross Margin	$24,925	$13,052	$3,834	$—	$41,811
Depreciation, depletion, and amortization incurred[1]	$6,085	$1,042	$803	$176	$8,106

Six Months Ended June 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$105,269	$76,519	$14,512	$(161)	$196,139
Less: Freight costs	7,705	11,920	—	(161)	19,464
Warehousing and handling costs	2,533	2,147	—	—	4,680
Cost of goods sold	41,041	33,261	8,706	—	83,008
Gross Margin	$53,990	$29,191	$5,806	$—	$88,987
Depreciation, depletion, and amortization incurred[1]	$13,033	$2,050	$1,590	$411	$17,084

Three Months Ended June 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$37,693	$26,924	$3,331	$(60)	$67,888
Less: Freight costs	4,138	6,037	—	(60)	10,115
Warehousing and handling costs	1,306	1,072	—	—	2,378
Cost of goods sold	22,118	16,653	2,425	—	41,196
Gross Margin	$10,131	$3,162	$906	$—	$14,199
Depreciation, depletion, and amortization incurred[1]	$6,460	$1,376	$700	$143	$8,679

Six Months Ended June 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$81,270	$50,619	$7,584	$(122)	$139,351
Less: Freight costs	9,838	12,477	—	(122)	22,193
Warehousing and handling costs	2,762	2,248	—	—	5,010
Cost of goods sold	49,867	32,801	6,173	—	88,841
Gross Margin	$18,803	$3,093	$1,411	$—	$23,307
Depreciation, depletion and amortization incurred[1]	$13,637	$2,883	$1,388	$332	$18,240
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

Environmental, Social, and Governance
We are committed to a goal of providing consistent returns to our shareholders while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our Environmental, Social, and Governance (“ESG”) goals will allow us to better create long-term value for our investors. We have made our ESG program a key initiative for our management team and we are committed to develop a plan that will provide focused reporting on ESG issues that we believe are the most relevant to our business and that are the most important to our stakeholders. We understand that clearly disclosing the goals and metrics related to our ESG programs will allow our stakeholders to be informed about our progress and we look forward to expanding our ESG disclosures in future periods. A summary of our ESG goals under the United Nations Sustainable Development Goals framework is available on our website at intrepidpotash.com. An update on recent ESG highlights and initiatives is shown below.
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
–Salt laydown at the Bonneville Salt Flats - We are committed to helping maintain the environments in which we operate, one of which is the Bonneville Salt Flats near our Wendover, Utah mine. Since 2005, we have donated free of cost to the Bureau of Land Management ("BLM") nearly 7 million tons of salt that has been deposited on the racetrack to help preserve this unique attraction in northwest Utah. We drilled an additional brackish well in 2021 to increase the brine available for the salt laydown project.
–We are the only OMRI-listed muriate of potash and langbeinite producer in the United States. We became OMRI-listed in 2007 for our langbeinite, or Trio® product, and in 2018 for our potash products at our Moab and Wendover operating facilities. We are also registered in the Organic Input Material Program through the California Department of Food and Agriculture, a program which registers fertilizers that can be used in organic crop and food production.
–We work closely with the BLM and other government and regulatory agencies to preserve historical sites near our operations such as the Maroon Cliffs in Carlsbad, New Mexico and petroglyphs near our Utah operations. We also work with and have supported agencies dedicated to studying and protecting endangered species near our operations such as the sand dune lizards in New Mexico.
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
Our Commitment to a Diverse Workforce
We are committed to recruiting and hiring processes that encourage and embrace diversity. We believe a diverse workforce leads to greater collaboration, innovation, and improves shareholder returns. We celebrate the diversity and differences in our employees. We support a variety of organizations within our communities including the Women's Leadership Foundation, a Colorado based organization with the goal of opening more board of director positions to women leaders in Colorado and beyond.

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
In August 2021, our East Mine in Carlsbad, New Mexico received the National 2020 Sentinels of Safety Award in the large underground nonmetal category. The Sentinels of Safety Award is presented by the National Mining Association each year to recognize the outstanding safety achievements of mining operations across a variety of categories. Our East Mine was also awarded the Rocky Mountain Mining Institute's 2022 Safety Award for Large Underground Mines, an award given for the outstanding safety performance at the mine during 2021.
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
• Potash pricing and demand. Strong demand for potash continued into the second quarter of 2022 as higher commodity prices supported good application rates in most of our markets. Compared to the prior year, we saw minimal buying in the latter part of the second quarter as buyers remain reluctant to hold inventory for future application at current price levels. Sales volume decreased 39% in both the second quarter and first half of 2022, when compared to the same prior year periods, due to the minimal restock combined with reduced inventory levels across our facilities to begin the year and less spring production due to a lower than average 2021 summer evaporation season.
Our potash average net realized sales price per ton increased to $738 for the three months ended June 30, 2022, compared to $319 for the same period in 2021, as multiple price increases announced over the last year continued to improve our realized pricing. We expect current commodity prices and good farmer economics will continue to support application rates across our markets and we believe most customers see good value in potash in today's market. Inventory carryover after a compressed spring season and increased credit exposure due to current price levels has resulted in a slow start to third quarter sales, although we expect demand will improve as harvest progresses. Sanctions on Belarusian potash are significantly limiting export opportunities for Belarusian product and we believe production rates in Belarus will remain well-below normal rates for the foreseeable future. In addition, the timeline for production capacity increases previously announced by Russian potash producers is becoming more uncertain. Canadian producers have responded to these production decreases with incremental production ramp-ups, but there are limited near-term supply increases available to replace the tons we believe are currently offline and we expect global supply will be significantly below normal levels in 2022 and likely longer.
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
    We experience seasonality in potash demand, with more purchases historically occurring in March through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the United States. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market. While most COVID-19 related restrictions have been lifted, reinstatement of such restrictions may impact future fertilizer application seasons if such actions affect available labor, transportation logistics, or cause supply disruptions.
• Trio® pricing and demand. Second quarter 2022 Trio® results benefited from the multiple price increases announced in recent quarters, resulting in second quarter 2022 average net realized pricing of $493 per ton compared to $271 per ton in the same period of 2021. Trio® sales volume in the second quarter of 2022 decreased 21% compared to the prior year period as higher prices limited restock late in the second quarter with most buyers positioning themselves to hold minimal carryover inventory after the spring season.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year. Further actions taken in response to the COVID-19 pandemic may also impact seasonal demand patterns if there is an effect on available labor, transportation logistics, or supply disruptions. We continue to operate extra underground shifts to increase our availability of Trio® in response to continued good demand and a favorable outlook.
• Water sales. In the second quarter of 2022, total water sales were $4.8 million compared to $2.8 million during the same period of 2021. Rig counts, oil pricing, and oilfield activity continue to support drilling and completion activity near our operations, although economic uncertainty, the conflict in Ukraine, and the potential for future restrictions enacted by state and local governments resulting from the COVID-19 pandemic make forecasting future oilfield activities difficult.

    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $5.7 million during the second quarter of 2022, compared to $5.4 million for the same period of 2021. Magnesium chlorides sales decreased compared to the prior year due to a mild winter and wet weather in early spring, which decreased road dedust sales to begin the quarter. Salt sales increased compared to the prior year period due to growth in the industrial salt market combined with higher realized pricing.
• Inflation. Heightened levels of inflation have led to increased labor expense and other production costs. We have experienced increased costs for various supplies as suppliers have raised prices in response to inflationary pressures. During the first half of 2022, increases in our selling price per ton of potash and Trio® have outpaced our increased production costs. However, if potash and Trio® prices remain flat or decline, inflation remains at current levels for an extended period of time, and we are unable to mitigate the impact of inflation, our production costs could increase further resulting in lower margins and net income.
• Weather impact. Evaporation rates in 2021 were below average across our facilities which led to decreased potash production in the second half of 2021 and led to decreased potash production in the spring of 2022 when compared to the prior year. We received a significant amount of rainfall at our HB facility in Carlsbad, New Mexico late in the summer of 2021 which limited the amount of solids available in our ponds. As a result of the reduced potash production, we recorded abnormal production costs of $6.0 million in the fiscal year 2021. We expect potash production rates will return to normal rates in the third quarter of 2022, with production beginning in August 2022.
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
We have begun the initial development planning for a frac sand opportunity on our strategically located South Ranch. This project has the potential to produce over 600k tons per year of frac sand for sale into the Delaware Basin. Total capital investment is estimated at $16 million, which is expected to be split evenly between 2022 and 2023. Our goal is for operations to begin towards the end of the first quarter of 2023.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales[1]	$91,740	$67,888	$196,139	$139,351

Cost of goods sold	$38,498	$41,196	$83,008	$88,841

Gross Margin	$41,811	$14,199	$88,987	$23,307

Selling and administrative	$7,218	$6,612	$14,007	$12,403

Net Income	$23,708	$19,499	$55,130	$21,950

Average net realized sales price per ton[2]
Potash	$738	$319	$713	$300
Trio®	$493	$271	$476	$251
1Sales include sales of byproducts which were $5.7 million and $5.4 million for the three months ended June 30, 2022, and 2021, respectively, and $12.0 million and $12.4 million for the six months ended June 30, 2022, and 2021, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2022, and 2021
Sales
Our total sales for the second quarter of 2022 increased $23.9 million, or 35%, as compared to the second quarter of 2021, as potash sales increased $11.0 million, or 34%, Trio® sales increased $8.3 million, or 32%, oilfield solutions segment sales increased $4.2 million, and byproduct sales increased $0.3 million.
Our potash sales increased $11.0 million for the second quarter of 2022, as compared to the second quarter of 2021, as our average net realized sales price per ton increased 131%, partially offset by a 39% decrease in tons sold. Good demand and tight near-term inventory levels have led to multiple price increases since the second half of 2021. Our potash sales volumes decreased in the second quarter of 2022, as compared to the second quarter of 2021, as potash customers have been reluctant to build inventory during the summer months for the fall application season. During the second quarter of 2021, a summer fill program was announced in May 2021, which incentivized customers to take delivery of product beginning late in the second quarter of 2021. A similar summer fill program was not offered by the major potash producers during the second quarter of 2022. Also, we had fewer potash tons to sell during the second quarter of 2022, compared to the second quarter of 2021. Below average evaporation rates across our facilities in 2021 led to decreased potash production during the second half of 2021 and the first half of 2022.
Our Trio® sales increased $8.3 million, or 32%, in the second quarter of 2022, as compared to the second quarter of 2021, as our average net realized sales price per ton increased 82%, partially offset by a 21% decrease in tons sold. Our Trio® average net realized sales price per ton increased due to multiple price increases announced since the second half of 2021. Our Trio® product is primarily applied during the spring application season and similar to potash customers, Trio® customers have been reluctant to build inventory for the spring 2023 application season.
Our oilfield solutions segment sales, which includes sales of water, brine water, surface use and easements, increased $4.2 million, or 126%, in the second quarter of 2022, as compared to the second quarter of 2021. Our water sales recorded in the oilfield solutions segment increased 107% and our sales from surface use and easement agreements increased 198% during the second quarter of 2022, compared to the second quarter of 2021. The increase in sales was driven by increased oil and gas activities near our Intrepid South property as oil prices were higher in the second quarter of 2022, compared to the second quarter of 2021.
Our total byproduct sales increased $0.3 million or 6% in the second quarter of 2022, as compared to the second quarter of 2021, due to $0.6 million increase in salt sales, a $0.3 million increase in byproduct brine water sales, partially offset by a $0.7 million decrease in magnesium chloride sales. Our salt sales increased due to an increase in sales to the industrial salt market and our byproduct brine water sales increased due to increased oil and gas activities. Most of our magnesium chloride sales during the second quarter are used as a dedusting agent. Wet weather in various parts of the U.S. in April reduced demand for dedusting products.
Cost of Goods Sold
Our total cost of goods sold decreased $2.7 million, or 7%, during the second quarter of 2022, as compared to the second quarter of 2021. Our potash cost of goods sold decreased by $3.1 million, or 14%, and our Trio® cost of goods sold decreased $0.8 million, or 5%, partially offset by a $1.3 million increase in our oilfield solutions cost of goods sold. We sold 39% fewer tons of potash in the second quarter of 2022, compared to second quarter of 2021, but our weighted average carrying cost per ton increased as production costs increased due to inflation, and we produced fewer tons of potash due to below average evaporation in 2021 across all of our potash facilities. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost. Our Trio® cost of goods sold decreased $0.8 million, or 5%, during the second quarter of 2022, as compared to the second quarter of 2021, due to a 21% decrease in Trio® tons sold partially offset by an increase in production costs due to inflation. Our cost of goods sold for the Oilfield Solutions segment increased $1.3 million, or 52%, during the second quarter of 2022, compared to the second quarter of 2021, as we incurred increased contract labor and rental costs related to the development of a full-cycle water management operation and we also incurred increased royalty expense due to increased water sales.
Gross Margin
During the second quarter of 2022, we generated gross margin of $41.8 million compared to gross margin of $14.2 million during the second quarter of 2021, due to the factors discussed above.
Selling and Administrative Expense
    During the second quarter of 2022, selling and administrative expenses increased 9% compared to the second quarter of 2021, driven by increases in labor and benefits expense, and an increase in lease expenses.
Gain/(Loss) on Sale of Assets
During the second quarter of 2022, we disposed of various assets in the normal course of business and recorded a loss of $1.1 million. In the second quarter of 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. The gain recorded on the sale of the land was partially offset by losses of $0.2 million related to the disposal of various other assets during the normal course of business.
Gain on Extinguishment of Debt
    In June 2021, we recognized a gain of $10.1 million related to the forgiveness of a $10 million Payroll Protection Program ("PPP") loan and the associated accrued interest on the loan.
Interest Expense
    During the second quarter of 2022, our interest expense decreased $0.9 million as compared to the second quarter of 2021, as we repaid the remaining $15.0 million outstanding principal balance on our Series B Senior Notes in June 2021, and we repaid the $10.0 million outstanding balance on our credit facility in early August 2021.
Income Tax Expense
    During the second quarter of 2022, we incurred income tax expense of $8.1 million, and we incurred no income tax expense during the second quarter of 2021. As of June 30, 2021, we had a full valuation allowance against our deferred tax assets and any changes in our deferred tax assets were offset by a corresponding change in our valuation allowance. Since we released substantially all of our valuation allowance in the fourth quarter of 2021, changes in our deferred tax assets are no longer fully offset by a change in our valuation allowance.
Net Income
    We generated net income of $23.7 million during the second quarter of 2022, compared to net income of $19.5 million for the second quarter of 2021, due to the factors discussed above.
Consolidated Results for the Six Months Ended June 30, 2022, and 2021
Our total sales for the six months ended June 30, 2022, increased $56.8 million, or 41%, as compared to the six months ended June 30, 2021. Our potash sales during the first half of 2022 increased $24.8 million, or 35%, compared to the first half of 2021 as our potash average net realized sales price per ton also increased 138% partially offset by a 39% decrease in tons sold. Our average net realized sales price per ton increased due to multiple price increases announced since second half of 2021. Our potash sales volumes decreased in the first half of 2022, compared to the first half of 2021, as we had fewer potash tons to sell during the first half of 2022. Below average evaporation rates across our facilities in 2021 led to decreased potash production during the second half of 2021 and the first half of 2022. Additionally, as discussed above, potash customers have been reluctant to build inventory during the summer months for the fall application season. During the second quarter of 2021, a summer fill program was announced in May 2021, which incentivized customers to take delivery of product beginning late in the second quarter of 2021. A similar summer fill program was not offered by the major potash producers during the second quarter of 2022.
Our Trio® sales increased $25.4 million or 52% during the first half of 2022, compared to the first half of 2021. Our Trio® average net realized sales price per ton increased 90% during the first half of 2022, compared to the first half of 2021, due to multiple price increases announced since the second half of 2021. We sold 10% fewer tons of Trio® in the first half of 2022, compared to the first half of 2021. As mentioned above, our Trio® product is primarily applied during the spring application season and similar to potash customers, Trio® customers have been reluctant to build inventory for the spring 2023 application season.
Our water sales, excluding byproduct water sales, and our brine water sales, excluding byproduct brine water sales, increased $2.8 million, and $1.0 million, respectively, in the first half of 2022, compared to the first half of 2021. Oil and gas activities increased during the first half of 2022, as oil prices were higher during the first half of 2022, compared to the first half of 2021.
Our sales of other oilfield solution segment offerings, including caliche, right-of-way agreements, surface damages and easements, increased $3.2 million, or 159% in the first half of 2022, compared to the first half of 2021, driven by a $2.3 million increase in surface use and easement revenues, a $0.5 million increase in produced water royalties, and a $0.4 million increase in surface mineral sales, as oilfield activities increased during the first half of 2022, compared to the first half of 2021.
Our total byproduct sales decreased $0.4 million, or 3%, in the first half of 2022, compared to the first half of 2021, as our byproduct magnesium chloride sales decreased $1.9 million, partially offset by a $1.3 million increase in our byproduct salt sales and a $0.4 million increase in our byproduct brine water sales. Our byproduct magnesium chloride product is used as a deicing agent during the winter months and as a dedusting agent during the spring and summer months. Our tons of magnesium chloride decreased due to mild winter weather during the first quarter of 2022, and a wet April in various parts of the U.S which reduced demand for dedusting agents. Our byproduct salt sales increased due to increased sales in the industrial salt market and our byproduct brine water sales increased as oilfield activities increased during the first half of 2022.
Cost of Goods Sold
Our cost of goods sold decreased $5.8 million, or 7%, during the first half of 2022 compared to the first half of 2021. Our potash cost of goods sold decreased $8.8 million, or 18%, during the first half of 2022, compared to the first half of 2021, as we sold 39% fewer tons of potash, but our weighted average carrying cost per ton increased as production costs increased due to inflation and we produced fewer tons of potash due to below average evaporation across all of our potash facilities during 2021. Most of our potash production costs are fixed and a decrease in potash tons produced increases our per ton weighted average cost.
Our Trio® cost of goods sold increased $0.5 million, or 1%, during the first half of 2022, compared to the first half of 2021. While we sold 10% fewer tons of Trio®, our weighted average carrying cost per ton increased as production costs increased due to inflation.
Our oilfield solutions cost of goods sold increased $2.5 million, or 41% during the first half of 2022, compared to the first half of 2021, due mainly to increased royalties related to water sales and we incurred increased contract labor and other costs related to the development of a full-cycle water management operation.
Gross Margin
During the first half of 2022, we generated gross margin of $89.0 million compared to gross margin of $23.3 million for the first half of 2021, driven by a 41% increase in total sales, combined with a 7% decrease in our total cost of goods sold, as discussed above.
Gain/(Loss) on Sale of Assets
In the first half of 2022, we disposed of various assets in the normal course of business and recorded a loss of $1.2 million. In the first half of 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. The gain recorded on the sale of the land was partially offset by losses of $0.2 million related to the disposal of various other assets in the normal course of business.
Gain on Extinguishment of Debt
    In June 2021, we recognized a gain of $10.1 million related to the forgiveness of the $10 million PPP loan and the associated accrued interest on the loan, as mentioned above.

    Selling and Administrative Expense
    During the first half of 2022, selling and administrative expenses increased 13% as compared to the first half of 2021. The increase was driven by increased labor and benefits expense during 2022.
    Net Income
    We generated net income of $55.1 million for the six months ended June 30, 2022, as compared to a net income of $22.0 million for the six months ended June 30, 2021, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2022	2021	2022	2021
Sales[1]	$48,827	$37,693	$105,269	$81,270
Less: Freight costs	3,682	4,138	7,705	9,838
Warehousing and handling costs	1,209	1,306	2,533	2,762
Cost of goods sold	19,011	22,118	41,041	49,867
Gross Margin	$24,925	$10,131	$53,990	$18,803
Depreciation, depletion, and amortization incurred[2]	$6,085	$6,460	$13,033	$13,637

Potash sales volumes (in tons)	56	92	126	208
Potash production volumes (in tons)	25	51	128	164

Average potash net realized sales price per ton[3]	$738	$319	$713	$300
1 Sales include sales of byproducts which were $4.9 million and $4.8 million for the three months ended June 30, 2022, and 2021, respectively, and $9.8 million and $10.6 million for the six months ended June 30, 2022, and 2021, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2022, and 2021
Potash sales recorded in the potash segment increased $11.0 million, or 33%, in the second quarter of 2022, compared to the second quarter of 2021, as our average net realized sales price per ton increased 131%. Strong demand and tight near-term inventory levels have led to multiple price increases since the second half of 2021. We sold fewer tons of potash in the second quarter of 2022, compared to the second quarter of 2021, as we had less potash available to sell. Below average evaporation rates across our facilities in 2021 led to decreased potash production during the second half of 2021, and the first half of 2022. Additionally, potash customers have been reluctant to build potash inventory during the summer months for the fall application season. During the second quarter of 2021, a summer fill program was announced in May 2021, which incentivized potash customers to take delivery of product beginning late in the second quarter of 2021. A similar summer fill program was not offered by the major potash producers during the second quarter of 2022.
Our potash segment byproduct sales increased $0.1 million, or 3%, in the second quarter of 2022, compared to the second quarter of 2021. The increase in potash segment byproduct sales was driven by a $0.7 million increase in potash segment salt sales and a $0.3 million increase in potash segment brine sales, partially offset by a $0.7 million decrease in magnesium chloride sales, and a $0.2 million decrease in potash segment byproduct water sales. Potash segment byproduct salt sales increased due to an increase in sales to the industrial salt market. Our byproduct magnesium chloride product is used mainly as a dedusting agent during the spring and summer months. Our tons of magnesium chloride sold decreased as wet weather in April 2022 in various parts of the U.S reduced demand for dedusting agents. Water that is used in the production of potash and is then sold to customers is recorded as byproduct revenue in the potash segment, while water sold at Intrepid South is recorded in our oilfield solutions segment.
Potash segment freight expense decreased 11% in the second quarter of 2022, compared to the second quarter of 2021, as a result of a 39% decrease in potash tons sold. Our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 14% in the second quarter of 2022, compared to the same period in 2021. While we sold 39% fewer tons of potash in the second quarter of 2022, our weighted average carrying cost per ton was higher due to increased potash production costs caused by inflation and below average evaporation across our facilities in 2021, led to a 51% decrease in potash tons produced during the second quarter of 2022. Most of our potash production costs are fixed and a decrease in potash tons produced increases our per ton weighted average cost.
Our potash segment gross margin increased $14.8 million in the first quarter of 2022, compared to the same period in 2021, due to the factors discussed above.
Six Months Ended June 30, 2022, and 2021
Potash segment sales during the first half of 2022 increased $24.0 million compared to the same period in 2021, as potash sales increased $24.8 million, partially offset by a $0.8 million decrease in potash segment byproduct sales. Our potash sales increased due to a 138% increase in our average net realized sales price per ton, partially offset by a 39% decrease in tons of potash sold. As discussed above, our potash sales volumes decreased in the first half of 2022, as compared to the first half of 2021, as we had fewer potash tons to sell during the first half of 2022. Below average evaporation rates across our facilities in 2021, led to decreased potash production during the second half of 2021 and the first half of 2022. Additionally, as discussed above, potash customers have been reluctant to build inventory during the summer months for the fall application season. During the second quarter of 2021, a summer fill program was announced in May 2021, which incentivized customers to take delivery of product beginning late in the second quarter of 2021. A similar summer fill program was not offered by the major potash producers during the second quarter of 2022. Average net realized sales price per ton was higher due to price increases announced since the second half of 2021.
Potash segment freight expense decreased $2.1 million, or 22%, in the first half of 2022, compared to the first half of 2021, as a result of a 39% decrease in sales volume. Our freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased $8.8 million, or 18%, compared to the prior year. While our potash tons sold decreased 39%, our weighted average carrying cost per ton increased due to increased potash production costs caused by inflationary pressures and below average evaporation rates across our facilities in 2021, led to a 22% decrease in potash tons produced during the first half of 2022. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
Our potash segment gross margin increased $35.2 million in the first six months of 2022, compared to the same period in 2021, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Agricultural	68%	81%	72%	83%
Industrial	9%	5%	7%	4%
Feed	23%	14%	21%	13%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2022	2021	2022	2021
Sales[1]	$35,467	$26,924	$76,519	$50,619
Less: Freight costs	5,611	6,037	11,920	12,477
Warehousing and handling costs	995	1,072	2,147	2,248
Cost of goods sold	15,809	16,653	33,261	32,801
Gross Margin	$13,052	$3,162	$29,191	$3,093
Depreciation, depletion, and amortization incurred[2]	$1,042	$1,376	$2,050	$2,883

Sales volumes (in tons)	59	75	131	145
Production volumes (in tons)	58	63	123	119

Average Trio® net realized sales price per ton[3]	$493	$271	$476	$251
1 Sales include sales of byproducts which were $0.8 million and $0.6 million for the three months ended June 30, 2022, and 2021, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2022, and 2021, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2022, and 2021
Trio® segment sales increased 32% during the second quarter of 2022, compared to the second quarter of 2021. Trio® sales increased $8.3 million and our Trio® segment byproduct sales increased $0.2 million. Trio® sales increased primarily due to a 82% increase in average net realized sales price per ton, partially offset by a 21% decrease in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to several price increases announced since the second half of 2021. Similar to our potash customers, our Trio® customers worked to end the spring season with minimal inventory on hand which slowed our sales towards the end of the second quarter. Our Trio® segment byproduct sales increased $0.2 million due to an increase in Trio® segment byproduct water sales.
Trio® freight costs decreased 7% in the first quarter of 2022, compared to the first quarter of 2021, due a decrease of 21% in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 5% in the second quarter of 2022, compared to the second quarter of 2021. While our tons of Trio® sold decreased 21%, our weighted average carrying cost per ton increased due to increased Trio® production costs caused by inflationary pressures and we produced 8% fewer tons of Trio® in the second quarter of 2022, compared to the second quarter of 2021. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
    Our Trio® segment gross margin increased to $13.1 million in the second quarter of 2022, compared to gross margin of $3.2 million in the second quarter of 2021, due mainly to the increase in average net realized sales price per ton and the other factors discussed above.
Six Months Ended June 30, 2022, and 2021
Trio® segment sales increased 51% during the first half of 2022, compared to the first half of 2021. Trio® sales increased $25.4 million and our Trio® segment byproduct sales increased $0.5 million. Our Trio® sales increased due to a 90% increase in our average net realized sales price per ton, partially offset by a 10% decrease in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to several price increases announced since the second half of 2021. Similar to our potash customers, our Trio® customers worked to end the spring season with minimal inventory on hand which slowed our sales towards the end of the second quarter. Our Trio® segment byproduct sales increased due primarily to $0.4 million increase in Trio® segment byproduct water sales.
Trio® freight costs decreased 4% in the first half of 2022, compared to the first half of 2021, due a 10% decrease in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.

Our Trio® cost of goods sold increased 1% in the first half of 2022, compared to the first half of 2021. While our tons of Trio® sold decreased 10% our weighted average carrying cost per ton increased due to increased production costs caused by inflationary pressures.
    Our Trio® segment generated gross margin increased to $29.2 million in the first half of 2022, compared to gross margin of $3.1 million in the first half of 2021, due mainly to the increase in average net realized sales price per ton and the other factors discussed above.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2022, and 2021.

	United States	Export
For the Three Months Ended June 30, 2022	90%	10%
For the Six Months Ended June 30, 2022	91%	9%

For the Three Months Ended June 30, 2021	94%	6%
For the Six Months Ended June 30, 2021	94%	6%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Sales	$7,512	$3,331	$14,512	$7,584
Cost of goods sold	3,678	2,425	8,706	6,173
Gross Margin	$3,834	$906	$5,806	$1,411
Depreciation, depletion, and amortization incurred	$803	$700	$1,590	$1,388

Three Months Ended June 30, 2022, and 2021
    Our oilfield solutions segment sales increased $4.2 million in the second quarter of 2022, compared to the same period in 2021, due to a $1.9 million increase in water sales, a $1.4 million increase in surface use, rights-of-way and easement revenues, a $0.4 million increase in brine water sales, a $0.3 million increase in caliche sales, and a $0.2 million increase in produced water royalties. The increase in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices were higher in the second quarter of 2022, compared to the same period in 2021.
    Our cost of goods sold increased $1.3 million, or 52%, for the second quarter of 2022, compared to the same period in 2021, due to increased contract labor expenses related to the development of a full-cycle water management operation, increased royalty expense due to increased sales and increased fuel and electrical expenses due to inflationary pressures.
Gross margin for the second quarter of 2022, increased $2.9 million compared to the second quarter of 2021, due to the factors discussed above.
Six Months Ended June 30, 2022, and 2021
Our oilfield solutions segment sales increased $6.9 million, or 91%, during the first half of 2022, compared to the same period in 2021, due to a $2.8 million increase in water sales, a $2.3 million increase in surface use, rights-of-way and easement revenues, a $1.0 million increase in brine water sales, a $0.5 million increase in produced water royalty revenues and a $0.4 million increase in caliche sales. The increase in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices were higher in the first half of 2022, compared to the same period in 2021.
Our cost of goods sold increased $2.5 million, or 41%, during the first half of 2022, compared to the same period in 2021. Our cost of goods sold increased due to increased contract labor and rental expenses related to the development of a full-cycle water management operation, increased royalty expense due to increased sales and increased fuel and electrical expenses due to inflationary pressures.
Gross margin for the first half of 2022, increased $4.4 million compared to the same period in the prior year, due to the factors discussed above.

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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. Restrictions in place during the first half of 2021 to help contain the COVID-19 pandemic caused a decrease in the demand for oil, resulting in lower prices and decreased oil and gas activities. As most of those restrictions were lifted before the start of 2022, the demand for oil has recovered and prices have rebounded, which in turn has led to increased drilling activities. Further, Russia's invasion of Ukraine and the related sanctions imposed by several countries against Russia has the potential of reducing the global supply of oil in 2022.
    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Inflationary pressures during the first half of 2022 have led to increases in our production costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and six months ended June 30, 2022, our average royalty rate was 4.8%. For the three and six months ended June 30, 2021, our average royalty rate was 4.6% and 4.7%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2022, was 23.8%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022 for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first half of 2022. Our effective tax rate for the six months ended June 30, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2022, we incurred approximately $16.9 million of deferred income tax expense and $0.3 million of current income tax expense. Our current income tax expense is less than the total tax expense of $17.2 million due to the utilization of net operating losses. For the six months ended June 30, 2021 we incurred no income tax expense.
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

Capital Investments
    During the second quarter of 2022, and the first half of 2022, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $16.0 million and $22.8 million, respectively.
We now expect to make capital investments in 2022 of $65 million to $75 million. We anticipate spending approximately $35 million on sustaining capital, which is towards the top end of our previous range, as we continue to pull projects forward in response to supply chain and inflationary pressures. Planned opportunity capital includes an additional cavern at our Moab facility, the beginning of an improved pipeline system for our HB facility, and additional brackish and deep-brine wells at our Wendover facility. We may adjust our investment plans as our expectations for 2022 change. We anticipate our 2022 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $81.9 million, compared with cash on-hand of $36.5 million at December 31, 2021. The increase in our cash balance during the first half of 2022 was driven mainly by increases in the average net realized sales price per ton for both Potash and Trio®.
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
The following summarizes our cash flow activity for the three months ended June 30, 2022, and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$83,229	$51,436
Cash flows used in investing activities	$(33,627)	$(584)
Cash flows used in financing activities	$(4,252)	$(17,092)

Operating Activities
Net cash provided by operating activities through June 30, 2022, was $83.2 million, an increase of $31.8 million compared with the first half of 2021, due to increased potash and Trio® sales.
Investing Activities
    Net cash used in investing activities increased by $33.0 million in the first half of 2022, compared with the same period in 2021 due to a $16.1 million increase in capital investments and a $10.9 million increase in investment purchases. During the first half of 2022, we invested $8.4 million of our excess cash on-hand in investment grade, highly-liquid, shorter-term debt instruments. We also invested an additional $2.5 million in a pool of working interests in oil and gas wells managed by a third party.

Financing Activities
Revolving Credit Facility—We maintain a revolving credit facility with Bank of Montreal. As of June 30, 2022, borrowings under the revolving credit facility bear interest at LIBOR (London Interbank Offered Rate) plus an applicable margin of 1.25% to 2.00% per annum, based on our leverage ratio as calculated in accordance with the agreement governing the revolving credit facility. We have granted to Bank of Montreal a first lien on substantially all of our current and non-current assets. The obligations under the revolving credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. During the six months ended June 30, 2022, we made no borrowings and we made no repayments under the revolving credit facility. As of June 30, 2022, we had no borrowings outstanding and $1 million in outstanding letters of credit under this facility.
As of June 30, 2022, we were in compliance with all applicable covenants under the revolving credit facility.
    As of July 31, 2022, we had approximately $85 million in cash and cash equivalents.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. As of June 30, 2022, we have not repurchased any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
	2022		2021
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$48,827	$35,467	$37,693	$26,924
Less: Segment byproduct sales	4,942	780	4,812	584
Freight costs	2,563	5,609	3,486	6,037
Subtotal	$41,322	$29,078	$29,395	$20,303

Divided by:
Tons sold	56	59	92	75
Average net realized sales price per ton	$738	$493	$319	$271

	Six Months Ended June 30,
	2022		2021
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$105,269	$76,519	$81,270	$50,619
Less: Segment byproduct sales	9,762	2,216	10,595	1,764
Freight costs	5,687	11,919	8,295	12,477
Subtotal	$89,820	$62,384	$62,380	$36,378

Divided by:
Tons sold	126	131	208	145
Average net realized sales price per ton	$713	$476	$300	$251

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2021, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2022 through April 30, 2022	29,416	114.14	—	N/A
May 1, 2022 through May 31, 2022	—	$—	—	N/A
June 1, 2022 through June 30, 2022	7,260	$60.33	—	N/A
Total	36,676	$103.49	—	N/A
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

ITEM 5.OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our current Report on From 8-K filed on May 23, 2022).†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.
†        Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: August 5, 2022	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2022	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)