Form 10-Q
period 2022-09-30
Intrepid Potash, Inc.
filed 2022-11-03
CIK 1421461

top

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 31, 2022, the registrant had outstanding 13,488,946 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$49,209	$36,452
Short-term investments	4,970	—
Accounts receivable:
Trade, net	38,229	35,409
Other receivables, net	2,124	989
Inventory, net	96,913	78,856
Prepaid expenses and other current assets	6,558	5,144
Total current assets	198,003	156,850

Property, plant, equipment, and mineral properties, net	358,729	341,117
Water rights	19,184	19,184
Long-term parts inventory, net	25,398	29,251
Long-term investments	11,696	4,576
Other assets, net	7,377	6,842
Non-current deferred tax asset, net	187,527	209,075
Total Assets	$807,914	$766,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$14,114	$9,068
Accrued liabilities	22,996	22,938
Accrued employee compensation and benefits	8,157	6,805
Other current liabilities	3,847	34,612
Total current liabilities	49,114	73,423

Asset retirement obligation, net of current portion	27,204	27,024
Operating lease liabilities	2,116	1,879
Other non-current liabilities	1,007	1,166
Total Liabilities	79,441	103,492
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
13,195,080 and 13,149,315 shares outstanding
at September 30, 2022, and December 31, 2021, respectively	13	13
Additional paid-in capital	658,860	659,147
Retained earnings	72,481	4,243
Less treasury stock, at cost	(2,881)	—
Total Stockholders' Equity	728,473	663,403
Total Liabilities and Stockholders' Equity	$807,914	$766,895
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$74,752	$59,153	$270,891	$198,504
Less:
Freight costs	7,793	7,911	27,257	30,104
Warehousing and handling costs	2,541	2,066	7,221	7,076
Cost of goods sold	37,648	34,974	120,656	123,815
Costs associated with abnormal production	—	3,594	—	3,594
Gross Margin	26,770	10,608	115,757	33,915

Selling and administrative	8,551	5,890	22,558	18,293
Accretion of asset retirement obligation	491	441	1,471	1,323
Loss (gain) on sale of assets	10	5	1,176	(2,560)
Other operating expense (income)	264	192	1,239	(385)
Operating Income	17,454	4,080	89,313	17,244

Other Income (Expense)
Equity in earnings of unconsolidated entities	766	—	766	—
Interest expense, net	(28)	(82)	(85)	(1,426)
Interest income	77	—	94	—
Other income	(258)	25	281	42
Gain on extinguishment of debt	—	—	—	10,113
Income Before Income Taxes	18,011	4,023	90,369	25,973

Income Tax Expense	(4,903)	—	(22,131)	—
Net Income	$13,108	$4,023	$68,238	$25,973

Weighted Average Shares Outstanding:
Basic	13,256	13,123	13,221	13,089
Diluted	13,489	13,367	13,567	13,352
Earnings Per Share:
Basic	$0.99	$0.31	$5.16	$1.98
Diluted	$0.97	$0.30	$5.03	$1.95
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$—	$659,147	$4,243	$663,403
Net income	—	—	—	—	68,238	68,238
Stock-based compensation	—	—	—	3,965	—	3,965
Exercise of stock options	10,718	—	—	110	—	110
Purchase of treasury stock	(70,733)	—	(2,881)	—	—	(2,881)
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	105,780	—	—	(4,362)	—	(4,362)
Balance, September 30, 2022	13,195,080	$13	$(2,881)	$658,860	$72,481	$728,473

	Three-Month Period Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2022	13,265,813	$13	$—	$657,453	$59,373	$716,839
Net income	—	—	—	—	13,108	13,108
Stock-based compensation	—	—	—	1,407	—	1,407
Purchase of treasury stock	(70,733)	—	(2,881)	—	—	(2,881)
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	—	—	—	—	—	—
Balance, September 30, 2022	13,195,080	$13	$(2,881)	$658,860	$72,481	$728,473

	Nine-Month Period Ended September 30, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$—	$656,837	$(245,591)	$411,259
Net income	—	—	—	—	25,973	25,973
Stock-based compensation	—	—	—	2,289	—	2,289
Exercise of stock options	7,826	—	—	81	—	81
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	66,464	—	—	(382)	—	(382)
Balance, September 30, 2021	13,124,110	$13	$—	$658,825	$(219,618)	$439,220

	Three-Month Period Ended September 30, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2021	13,121,087	$13	$—	$658,163	$(223,641)	$434,535
Net income	—	—	—	—	4,023	4,023
Stock-based compensation	—	—	—	634	—	634
Exercise of stock options	2,913	—	—	30	—	30
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	110	—	—	(2)	—	(2)
Balance, September 30, 2021	13,124,110	$13	$—	$658,825	$(219,618)	$439,220
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$68,238	$25,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,285	26,509
Accretion of asset retirement obligation	1,471	1,323
Amortization of deferred financing costs	187	254
Amortization of intangible assets	241	241
Stock-based compensation	3,965	2,289
Loss (gain) on disposal of assets	1,176	(2,560)
Gain on extinguishment of debt	—	(10,113)
Allowance for parts inventory obsolescence	1,750	—
Equity in earnings of unconsolidated entities	(766)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,820)	(9,936)
Other receivables, net	(1,111)	(1,872)
Inventory, net	(15,954)	11,678
Prepaid expenses and other current assets	(1,504)	(1,148)
Deferred tax assets, net	21,548	—
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	999	15,254
Operating lease liabilities	(1,619)	(1,616)
Other liabilities	(31,974)	3,147
Net cash provided by operating activities	69,112	59,423

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(37,100)	(12,437)
Purchase of investments	(12,864)	—
Proceeds from sale of assets	46	6,042
Proceeds from redemptions/maturities of investments	1,504	—
Net cash used in investing activities	(48,414)	(6,395)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2022	2021

Cash Flows from Financing Activities:
Debt prepayment costs	—	(505)
Repayments of long-term debt	—	(15,000)
Repayments of short-term borrowings on credit facility	—	(29,817)
Payments of financing lease	—	(1,258)
Capitalized debt fees	(933)	—
Employee tax withholding paid for restricted stock upon vesting	(4,362)	(382)
Repurchases of common stock	(2,881)	—
Proceeds from exercise of stock options	110	81
Net cash used in financing activities	(8,066)	(46,881)

Net Change in Cash, Cash Equivalents and Restricted Cash	12,632	6,147
Cash, Cash Equivalents and Restricted Cash, beginning of period	37,146	20,184
Cash, Cash Equivalents and Restricted Cash, end of period	$49,778	$26,331

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$66	$851
Income taxes	$679	$131
Amounts included in the measurement of operating lease liabilities	$1,419	$1,769
Accrued purchases for property, plant, equipment, and mineral properties	$7,373	$1,842
Right-of-use assets exchanged for operating lease liabilities	$1,588	$546

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
Reclassifications of Prior Period Presentation —Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,108	$4,023	$68,238	$25,973

Basic weighted-average common shares outstanding	13,256	13,123	13,221	13,089
Add: Dilutive effect of restricted stock	143	177	223	197
Add: Dilutive effect of stock options	90	67	123	66
Diluted weighted-average common shares outstanding	13,489	13,367	13,567	13,352

Basic	$0.99	$0.31	$5.16	$1.98
Diluted	$0.97	$0.30	$5.03	$1.95

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive effect of restricted stock	106	54	64	85

Anti-dilutive effect of stock options outstanding	—	224	—	180

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months of less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2022, and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$49,209	$25,637
Restricted cash included in other current assets	25	175
Restricted cash included in other long-term assets	544	519
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$49,778	$26,331

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts whose use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Finished goods product inventory	$49,310	$42,492
In-process inventory	34,359	27,211
Total product inventory	83,669	69,703
Current parts inventory, net	13,244	9,153
Total current inventory, net	96,913	78,856
Long-term parts inventory, net	25,398	29,251
Total inventory, net	$122,311	$108,107

Parts inventory is shown net of estimated allowances for obsolescence of $1.7 million as of September 30, 2022, and $3.2 million as of December 31, 2021.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$24,136	$24,136
Ponds and land improvements	72,205	69,261
Mineral properties and development costs	144,279	144,255
Buildings and plant	88,778	84,268
Machinery and equipment	285,267	272,323
Vehicles	7,449	6,855
Office equipment and improvements	10,102	8,956
Operating lease ROU assets	5,190	7,763
Breeding stock	329	308
Construction in progress	29,530	11,469
Total property, plant, equipment, and mineral properties, gross	$667,265	$629,594
Less: accumulated depreciation, depletion, and amortization	(308,536)	(288,477)
Total property, plant, equipment, and mineral properties, net	$358,729	$341,117

In May 2021, we sold approximately 330 acres of land we owned in Texas for $6.0 million and recorded a gain of $2.8 million.
    We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation	$7,519	$7,294	$22,051	$22,145
Depletion	459	600	1,889	2,796
Amortization of right of use assets	384	536	1,345	1,568
Total incurred	$8,362	$8,430	$25,285	$26,509

Note 7 — DEBT
    Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR to SOFR (Secured Overnight Financing Rate) as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2022, we made no borrowings and we made no repayments under the revolving credit facility. During the three and nine months ended September 30, 2021, we made no borrowings and we made $29.8 million of repayments under the revolving credit facility. As of September 30, 2022, and December 31, 2021, we had no borrowings outstanding and $1 million in outstanding letters of credit under this facility.
As of September 30, 2022, we were in compliance with all applicable covenants under the revolving credit facility.
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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.1 million for the three months ended September 30, 2022, and September 30, 2021, and $0.3 million and $1.5 million for the nine months ended September 30, 2022, and September 30, 2021 respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2022, and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on debt borrowings	$47	$50	$90	$717
Make-whole payments	—	—	—	505
Amortization of deferred financing costs	67	60	187	254
Gross interest expense	114	110	277	1,476
Less capitalized interest	(86)	(28)	(192)	(50)
Interest expense, net	$28	$82	$85	$1,426

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at September 30, 2022, and December 31, 2021. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 17 years. At September 30, 2022, and December 31, 2021, these intangible assets had a net book value of $5.3 million and $5.6 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $49.2 million and $36.5 million at September 30, 2022, and December 31, 2021, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset retirement obligation, at beginning of period	$28,004	$24,780	$27,024	$23,872
Liabilities settled	(511)	—	(511)	—
Liabilities incurred	250	—	250	—
Changes in estimated obligations	—	—	—	26
Accretion of discount	491	441	1,471	1,323
Total asset retirement obligation, at end of period	$28,234	$25,221	$28,234	$25,221

The current portion of the asset retirement obligation of $1.0 million is included in "Other current liabilities" on the condensed consolidated balance sheet as of September 30, 2022.

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

Contract Balances: As of September 30, 2022, and December 31, 2021, we had a total of $1.5 million and $33.8 million of contract liabilities, respectively, of which $0.5 million and $32.9 million were current as of September 30, 2022, and December 31, 2021, respectively, and included in "Other current liabilities" on the condensed consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
As of December 31, 2021, our contract liability balance primarily consisted of prepayments from a customer for future water deliveries under the terms of a water sales agreement. In August 2022, our customer notified us that they were terminating the water sales agreement and in September 2022 we refunded the customer's prepayment balance of $32.6 million. See Note 14—Commitments and Contingencies below for additional information regarding our water rights and repayment of the customer's prepayment balance.
Our deferred revenue activity for the three and nine months ended September 30, 2022, and 2021 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$34,110	$33,631	$33,788	$30,418
Additions	124	146	714	4,119
Refund of prepayments	(32,579)	—	(32,579)	—
Recognized as revenue during period	(150)	(71)	(418)	(831)
Ending Balance	$1,505	$33,706	$1,505	$33,706

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2022, and 2021. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$36,177	$—	$—	$(68)	$36,109
Trio®	—	23,158	—	—	23,158
Water	427	796	5,380	—	6,603
Salt	2,845	89	—	—	2,934
Magnesium Chloride	2,008	—	—	—	2,008
Brine Water	897	—	792	—	1,689
Other	—	—	2,251	—	2,251
Total Revenue	$42,354	$24,043	$8,423	$(68)	$74,752

	Nine Months Ended September 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$131,684	$—	$—	$(228)	$131,456
Trio®	—	97,461	—	—	97,461
Water	1,564	2,722	13,260	—	17,546
Salt	8,137	378	—	—	8,515
Magnesium Chloride	4,022	—	—	—	4,022
Brine Water	2,215	—	2,179	—	4,394
Other	—	—	7,497	—	7,497
Total Revenue	$147,622	$100,561	$22,936	$(228)	$270,891

	Three Months Ended September 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$26,573	$—	$—	$(55)	$26,518
Trio®	—	19,495	—	—	19,495
Water	263	1,310	4,382	—	5,955
Salt	2,540	22	—	—	2,562
Magnesium Chloride	1,921	—	—	—	1,921
Brine Water	376	—	301	—	677
Other	—	—	2,025	—	2,025
Total Revenue	$31,673	$20,827	$6,708	$(55)	$59,153

	Nine Months Ended September 30, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$97,248	$—	$—	$(177)	$97,071
Trio®	—	68,348	—	—	68,348
Water	1,942	2,808	9,507	—	14,257
Salt	6,587	288	—	—	6,875
Magnesium Chloride	5,829	—	—	—	5,829
Brine Water	1,338	—	735	—	2,073
Other	—	—	4,051	—	4,051
Total Revenue	$112,944	$71,444	$14,293	$(177)	$198,504

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2022, approximately 1.1 million shares remained available for issuance under the Plan.
    In March 2022, the Compensation Committee granted 104,039 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2022, the Compensation Committee granted 6,635 restricted shares to members of our Board of Directors. These awards vest after one year. As of September 30, 2022, the following awards were outstanding under the Plan (in thousands):

Outstanding as of September 30, 2022
Restricted Shares	345

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.4 million and $0.6 million for the three months ended September 30, 2022, and 2021, respectively, and $4.0 million and $2.3 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, we had $8.3 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.4 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current portion of income tax expense	$296	$—	$583	$—
Deferred portion of income tax expense	4,607	—	21,548	—
Total income tax expense	$4,903	$—	$22,131	$—

    Our effective tax rate for the three and nine months ended September 30, 2022, was 27.2% and 24.5%, respectively. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022 for the percentage depletion deduction, as well as the effect of state income tax law changes enacted during the first nine months of 2022. Our effective tax rate for the three and nine months ended September 30, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2022, and December 31, 2021, we had $23.5 million and $23.0 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. As of September 30, 2022, $0.5 million consisted of long-term restricted cash deposits and $23.0 million was secured by surety bonds issued by an insurer. As of December 31, 2021, $0.5 million consisted of long-term restricted cash deposits and $22.5 million was secured by surety bonds issued by an insurer.

The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer and a letter of credit.
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
    In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have been unable to deliver water to diversion points specified in the contract. We have relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. Under this contract we had previously received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter 2021 and future quarterly installments due from the customer as we continued to work to resolve the issue. In December 2021, we amended our long-term sales agreement with the customer due to our inability to deliver water. Under the amendment, we agreed to suspend all rights and obligations of both parties under the agreement until July 1, 2022. During the suspension period, we had no obligation to deliver water and our customer had no obligation to take water, if available, or make quarterly payments to us. In August 2022, the customer notified us that they were terminating the long-term sales contract and in September 2022, we refunded the $32.6 million outstanding contract liability we had with this customer. See Note 11—Revenue above for additional information.
In August 2021, NGL Energy Partners (NGL), our partner in a Joint Marketing Agreement (“JMA”) filed suit against us alleging, amongst other items, we overcharged the JMA for various operating costs and that we used third party water to service certain fracs when JMA water should have been used in those fracs. On June 22, 2022, the parties entered into a settlement agreement and the lawsuit was dismissed with prejudice on June 29, 2022. The settlement did not have a material impact on our results of operations and the JMA was terminated.

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
     Other financial instruments consist primarily of cash equivalents, accounts receivable, refundable income taxes, accounts payable, accrued liabilities, and, if any, advances under our credit facility. With the exception of investment securities, we believe cost approximates fair value for our financial instruments because of the short-term nature of these instruments.
Cash Equivalents—As of September 30, 2022, and December 31, 2021, we had cash equivalents of $1.2 million and zero, respectively.
Held-to-Maturity Investments—As of September 30, 2022, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$3,002	$—	$(19)	$2,983
Government bonds	1,968	—	(12)	1,956
Total	$4,970	$—	$(31)	$4,939
Long-term
Corporate bonds	$1,988	$—	$(25)	$1,963
Government bonds	1,904	—	(25)	1,879
Total	$3,892	$—	$(50)	$3,842

Our long-term held to maturity investments are recorded in "Long-term investments" on the Consolidated Balance Sheets. As of December 31, 2021, we had no held-to-maturity debt investment securities. Our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—As of September 30, 2022, and December 31, 2021, we had a $3.5 million non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL"). This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. We did not record any adjustments to the carrying value of the investment during the nine months ended September 30, 2022, or the twelve months ended December 31, 2021.

Equity Method Investments—We have committed to invest $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $3.5 million and $1.1 million of cash as of September 30, 2022, and December 31, 2021, respectively. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag and is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2022, our proportional share of Ovation's net income was $0.8 million.

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

Three Months Ended September 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$42,354	$24,043	$8,423	$(68)	$74,752
Less: Freight costs	3,726	4,135	—	(68)	7,793
Warehousing and handling costs	1,414	1,127	—	—	2,541
Cost of goods sold	17,342	12,278	8,028	—	37,648
Gross Margin	$19,872	$6,503	$395	$—	$26,770
Depreciation, depletion, and amortization incurred[1]	$6,318	$1,072	$867	$185	$8,442

Nine Months Ended September 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$147,622	$100,561	$22,936	$(228)	$270,891
Less: Freight costs	11,430	16,055	—	(228)	27,257
Warehousing and handling costs	3,947	3,274	—	—	7,221
Cost of goods sold	58,383	45,538	16,735	—	120,656
Gross Margin	$73,862	$35,694	$6,201	$—	$115,757
Depreciation, depletion, and amortization incurred[1]	$19,350	$3,122	$2,458	$596	$25,526

Three Months Ended September 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$31,673	$20,827	$6,708	$(55)	$59,153
Less: Freight costs	3,928	4,038	—	(55)	7,911
Warehousing and handling costs	1,241	825	—	—	2,066
Cost of goods sold	18,385	10,528	6,061	—	34,974
Costs associated with abnormal production	3,594	—	—	—	3,594
Gross Margin	$4,525	$5,436	$647	$—	$10,608
Depreciation, depletion, and amortization incurred[1]	$6,257	$1,321	$818	$114	$8,510

Nine Months Ended September 30, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$112,944	$71,444	$14,293	$(177)	$198,504
Less: Freight costs	13,766	16,515	—	(177)	30,104
Warehousing and handling costs	4,004	3,072	—	—	7,076
Cost of goods sold	68,251	43,329	12,235	—	123,815
Costs associated with abnormal production	3,594	—	—	—	3,594
Gross Margin	$23,329	$8,528	$2,058	$—	$33,915
Depreciation, depletion and amortization incurred[1]	$19,895	$4,204	$2,206	$445	$26,750
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
In October 2022, our East Mine in Carlsbad, New Mexico was awarded the National 2021 Sentinels of Safety Award in the large underground nonmetal category, its second consecutive year receiving the award.
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
• Potash pricing and demand. Our potash average net realized sales price per ton increased to $734 for the three months ended September 30, 2022, compared to $381 for the same period in 2021, as multiple price increases announced over the last year continued to improve our realized pricing. We expect current agricultural commodity prices and good farmer economics to continue to support application rates across our markets and we believe most customers see good value in potash in today's market despite minimal restock after the spring season.
Compared to the prior year, we saw minimal buying in the latter part of the second quarter as buyers were reluctant to hold inventory for future application at current price levels. This sentiment continued through the third quarter as limited demand resulted in good product availability in most markets and kept most buyers from purchasing tons that were not committed to end users for immediate application. As a result, sales volume decreased 26% in the third quarter of 2022, when compared to the same period in the prior year. Sales volumes for the nine months ended September 30, 2022, decreased 36% when compared to the same period in the prior year due to the minimal restock after the spring season combined with reduced inventory levels across our facilities to begin the year and less spring production due to a lower than average 2021 summer evaporation season.
Global potash production remains below normal levels as sanctions on Belarusian potash continue to limit exports. Canadian producers have responded to these production decreases with incremental production ramp-ups, but there are limited near-term supply increases available to replace the tons we believe are currently offline and we expect global supply will be significantly below normal levels in 2022, and likely longer.
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
• Trio® pricing and demand. Third quarter 2022 Trio® results benefited from the multiple price increases announced in recent quarters, resulting in third quarter 2022 average net realized pricing of $488 per ton compared to $336 per ton in the same period of 2021. Trio® sales volume in the third quarter of 2022 decreased 15% compared to the prior year period as buyers remain reluctant to refill storage for future application periods at current price levels.
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
• Water sales. In the third quarter of 2022, total water sales were $6.6 million compared to $6.0 million during the same period of 2021. Rig counts, oil pricing, and oilfield activity continue to support drilling and completion activity near our operations, although global economic uncertainty and the conflict in Ukraine makes forecasting future oilfield activities difficult.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.

• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $7.1 million during the third quarter of 2022, compared to $6.4 million for the same period of 2021. Salt sales increased compared to the prior year period due to growth in the industrial salt market combined with higher realized pricing. Brine sales improved compared to the prior year as we capitalized on increased oilfield activity near our operations.
• Inflation. Heightened levels of inflation have led to increased labor expense and other production costs. We have experienced increased costs for various supplies as suppliers have raised prices in response to inflationary pressures. During the first three quarters of 2022, increases in our selling price per ton of potash and Trio® have outpaced our increased production costs. However, if potash and Trio® prices remain flat or decline, inflation remains at current levels or increases for an extended period of time, and we are unable to mitigate the impact of inflation, our production costs could increase further or in excess of any price increases, which could result in lower margins and net income.
• Weather impact. Evaporation rates in 2021 were below average across our facilities which led to decreased potash production in the second half of 2021 and led to decreased potash production in the spring of 2022 when compared to the prior year. We received a significant amount of rainfall at our HB facility in Carlsbad, New Mexico late in the summer of 2021 which limited the amount of solids available in our ponds. As a result of the reduced potash production, we recorded abnormal production costs of $6.0 million in fiscal year 2021.
• Strategic Focus on our Solar Solution Mining Facilities. Improved financial position allows us to accelerate capital investment to enhance the production of our solar solution mines. Key current and future projects include:

–Drilling a least one new horizontal potash cavern at Moab beginning in the fourth quarter of 2022 to increase brine availability which should result in improved and more consistent production for the next several years
–A series of horizontal wells into the original Moab mine to drain high grade potash brine from low spots (sumps) which we believe have collected significant quantities of high grade brine is planned for 2023
–Installation of an improved pipeline system to our HB Solar Solution Mine, which is designed to increase water volume and flow capacity through the pipeline to efficiently inject water into the HB Solar Solution Mine as part of our mining process. We will use various water rights to meet the water demands of HB Solar Solution Mine through the improved pipeline system that should allow us to efficiently produce additional solar tons and conduct the operations of our processing facilities at a lower cost. We expect to improve the injection rate capability of our pipeline system as early as the first quarter of 2023, and expect greater flow rates within the improved pipeline system in second half of 2023
–Successfully completed a deep brine well in Wendover in the fourth quarter of 2022 which has increased brine availability and should allow us to better manage variable weather and evaporation rates
–At least one additional deep brine well and two brackish water wells are planned for our Wendover facility in 2023

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
We have begun the initial development planning for a sand mine opportunity on our strategically located South Ranch. This project has the potential to produce over 600k tons per year of sand for sale into the Delaware Basin. Total capital investment is estimated at $16 million. We are targeting initial production late in Q1 2023, although ongoing supply chain issues and timing around the receipt of necessary permits remains uncertain. This could delay our first production to the second half of 2023.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales[1]	$74,752	$59,153	$270,891	$198,504

Cost of goods sold	$37,648	$34,974	$120,656	$123,815

Gross Margin	$26,770	$10,608	$115,757	$33,915

Selling and administrative	$8,551	$5,890	$22,558	$18,293

Net Income	$13,108	$4,023	$68,238	$25,973

Average net realized sales price per ton[2]
Potash	$734	$381	$718	$319
Trio®	$488	$336	$482	$271
1Sales include sales of byproducts which were $7.1 million and $6.4 million for the three months ended September 30, 2022, and 2021, respectively, and $19.0 million and $18.8 million for the nine months ended September 30, 2022, and 2021, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2022, and 2021
Sales
Our total sales for the third quarter of 2022 increased $15.6 million, or 26%, as compared to the third quarter of 2021, as potash sales increased $9.6 million, or 36%, Trio® sales increased $3.7 million, or 19%, oilfield solutions segment sales increased $1.7 million, and byproduct sales increased $0.6 million.
Our potash sales increased $9.6 million for the third quarter of 2022, as compared to the third quarter of 2021, as our average net realized sales price per ton increased 93%, partially offset by a 26% decrease in tons sold. Potash pricing remained strong as the global supply of potash remained tight due to the uncertainty of potash supply from Eastern Europe and due to supportive crop economics. Our potash sales volumes decreased in the third quarter of 2022, as compared to the third quarter of 2021, as distributors ended the 2022 spring application season with more inventory than in 2021, and remained reluctant to purchase tons that were not committed to end users for immediate application.
Our Trio® sales increased $3.7 million, or 19%, in the third quarter of 2022, as compared to the third quarter of 2021, as our average net realized sales price per ton increased 45%, partially offset by a 15% decrease in tons sold. Our Trio® average net realized sales price per ton increased during the third quarter of 2022, compared to the third quarter of 2021, as the price of potash and other potassium fertilizers has increased due to global supply concerns, partially offset by an increase in Trio® sales internationally, which generally have a lower average net realized sales price due to increased freight expense compared to domestic sales. Our tons of Trio® sold declined as we sold fewer tons of Trio® domestically during the third quarter of 2022, compared to the third quarter of 2021, as domestic customers have been reluctant to restock inventory for future application periods, partially offset by an increase in Trio® tons sold internationally.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use and easements, increased $1.7 million, or 26%, in the third quarter of 2022, as compared to the third quarter of 2021, driven by a $1.0 million increase in water sales, a $0.5 million increase in brine water sales, and a $0.2 million increase in our other oilfield solutions products and services. Our oilfield solutions sales increases were driven by increased oil and gas activities near our Intrepid South property during 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment increased $0.6 million or 10% in the third quarter of 2022, as compared to the third quarter of 2021, due to a $0.5 million increase in byproduct brine water sales, a $0.4 million increase in byproduct salt sales, partially offset by a $0.4 million decrease in byproduct water sales. Our byproduct brine water sales increased due to increased oil and gas activities and our byproduct salt sales increased due to an increase in sales to the industrial salt market. Our byproduct water sales decreased as a higher percentage of our total barrels of water sold was from Intrepid South and those water sales were recorded in our oilfield solutions segment.

Cost of Goods Sold
Our total cost of goods sold increased $2.7 million, or 8%, during the third quarter of 2022, as compared to the third quarter of 2021. Our oilfield solutions cost of goods increased $2.0 million and our Trio® cost of goods sold increased $1.8 million, partially offset by a decrease of $1.0 million in our potash cost of goods sold.
Our oilfield solutions cost of goods sold increased $2.0 million, or 32%, during the third quarter of 2022, compared to the third quarter of 2021, as we incurred increased water transportation costs and we purchased additional third-party water to meet customers' water demand.
Our Trio® cost of goods sold increased $1.8 million, or 17%, during the third quarter of 2022, as compared to the third quarter of 2021. While we sold 15% fewer tons of Trio® during the third quarter of 2022, compared to the third quarter of 2021, our Trio® weighted average cost per ton increased as we incurred increased labor costs as we operated an additional underground shift at our East facility, other production costs continued to increase due to continued inflation, royalty expense increased due to increased revenues and we produced fewer tons of Trio® as we mined lower grade ore. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton.
Our potash cost of goods sold decreased 6% as we sold 26% fewer tons of potash in the third quarter of 2022, compared to the third quarter of 2021. However, our potash weighted average carrying cost per ton increased as certain production costs, such as natural gas and electricity, continued to increase due to continued inflation and we incurred increased royalty expense as sales revenues increased.
Abnormal Production
During the third quarter of 2021, the Carlsbad, New Mexico area where our HB solar solution mining facility is located received significant rainfall, well above the historical rainfall average during this period. Additionally, humidity was higher than normal and temperatures were cooler than average during the third quarter of 2021, which reduced our pond production and our ability to extract brine. Because of the wet, humid weather and cooler temperatures, we had fewer harvestable tons of potash from our HB solution ponds. Accordingly, we recorded abnormal production costs of $3.6 million during the third quarter of 2021. We did not incur any abnormal production costs during the third quarter of 2022.
Gross Margin
During the third quarter of 2022, we generated gross margin of $26.8 million compared to gross margin of $10.6 million during the third quarter of 2021, due to the factors discussed above.
Selling and Administrative Expense
    During the third quarter of 2022, selling and administrative expenses increased 45% compared to the third quarter of 2021. Our legal expenses increased $1.2 million due to various issues involving our water rights and other legal matters. Our stock compensation expense increased $1.1 million due to the timing of grant awards in 2022, compared to 2021. Finally, our labor and benefits expense increased $0.5 million as we have hired additional employees in 2022 and annual salary increases became effective in March 2022.
Income Tax Expense
    During the third quarter of 2022, we incurred income tax expense of $4.9 million, and we incurred no income tax expense during the third quarter of 2021. As of September 30, 2021, we had a full valuation allowance against our deferred tax assets and any changes in our deferred tax assets were offset by a corresponding change in our valuation allowance. Since we released substantially all of our valuation allowance in the fourth quarter of 2021, changes in our deferred tax assets are no longer fully offset by a change in our valuation allowance.
Net Income
    We generated net income of $13.1 million during the third quarter of 2022, compared to net income of $4.0 million for the third quarter of 2021, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2022, and 2021
Our total sales for the nine months ended September 30, 2022, increased $72.4 million, or 36%, compared to the nine months ended September 30, 2021. Our potash sales during the first nine months of 2022 increased $34.4 million, or 35%, compared to the first nine months of 2021, as our potash average net realized sales price per ton increased 125%, partially offset by a 36% decrease in tons sold. Our average net realized sales price per ton increased as strong commodity prices support robust application and global supply remained tight due to the uncertainty of potash supplied from Eastern Europe. Our potash sales volumes decreased in the first nine months of 2022, compared to the first nine months of 2021, as distributors have been reluctant to purchase potash to build inventories in anticipation of the fall application season. Also, we had fewer potash tons to sell during the first nine months of 2022, as we produced fewer tons of potash due to below average evaporation rates across our facilities in 2021.
Our Trio® sales increased $29.1 million, or 43%, during the first nine months of 2022, compared to the first nine months of 2021. Our Trio® average net realized sales price per ton increased 78% during the first nine months of 2022, compared to the first nine months of 2021, due to tight global supplies of potassium fertilizers. We sold 12% fewer tons of Trio® in the first nine months of 2022, compared to the first nine months of 2021. Our Trio® product is primarily applied during the spring application season, and similar to potash customers, Trio® customers have been reluctant to purchase Trio® to build inventory for the spring 2023 application season.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use and easements, increased $8.6 million, or 60%. during the first nine months of 2022, compared to the first nine months of 2021. Oilfield solutions segment water sales and brine water sales increased $3.8 million, and $1.4 million, respectively. Our sales of other oilfield solution segment offerings, including surface use and easement agreements, surface minerals, and produced water royalties increased $3.4 million, or 85%, in the first nine months of 2022, compared to the first nine months of 2021, driven by a $2.7 million increase in surface use and easement revenues, a $0.6 million increase in produced water royalties, and a $0.2 million increase in surface mineral sales. Our oilfield solutions segment sales increased due to increased oil and gas activities during the first nine months of 2022, compared to the same period in 2021, as oil prices were generally higher in the 2022 period compared to the 2021 period.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, increased $0.2 million, or 1%, in the first nine months of 2022, compared to the first nine months of 2021, as our byproduct salt sales increased $1.6 million, our byproduct brine water sales increased $0.9 million, partially offset by a decrease of $1.8 million in byproduct magnesium chloride sales and a decrease of $0.5 million in byproduct water sales. Our byproduct brine water sales increased due to increased oil and gas activities during the first nine months of 2022, compared to the first nine months of 2021. Our byproduct salt sales increased due to increased sales in the industrial salt market and higher salt prices. Our byproduct magnesium chloride product is used primarily as a deicing agent during the winter months and as a dedusting agent during the spring and summer months. Our magnesium chloride sales declined as mild winter weather in various parts of the U.S. decreased demand for deicing products and wet weather in the early spring months in various parts of the U.S decreased demand for dedusting agents. Our byproduct water sales decreased as a higher percentage of our total barrels of water sold was from Intrepid South and recorded in our oilfield solutions segment. Water sales from Intrepid South are recorded in our oilfield solutions segment while water sold that was used in the production of potash and Trio® is recorded as byproduct water sales in the potash or Trio® segments.
Cost of Goods Sold
Our total cost of goods sold decreased $3.2 million, or 3%, during the first nine months of 2022, compared to the first nine months of 2021. Our potash cost of goods sold decreased $9.9 million, or 14%, during the nine months of 2022, compared to the first nine months of 2021, as we sold 36% fewer tons of potash, partially offset by an increase in our weighted average carrying cost per ton caused by increased production costs due to inflation. Additionally, we produced fewer tons of potash in 2022, due to below average evaporation across all of our potash facilities during 2021. Most of our potash production costs are fixed and a decrease in potash tons produced increases our per ton weighted average cost. Additionally, we incurred increased royalty expense as our potash sales revenue increased in 2022.
Our Trio® cost of goods sold increased $2.2 million, or 5%, during the first nine months of 2022, compared to the first months of 2021. While we sold 12% fewer tons of Trio®, our weighted average carrying cost per ton increased as production costs increased due to inflation and we incurred increased royalty expense as our Trio® sales revenue increased in 2022.
Our oilfield solutions cost of goods sold increased $4.5 million, or 37%, during the first nine months of 2022, compared to the first nine months of 2021, due mainly to increased royalties and increased water transportation costs as we sold more water in the 2022 period. Additionally, we purchased more water from third parties during the 2022 period to meet water demand from our customers.
Abnormal Production
As discussed above, we recorded abnormal production costs of $3.6 million during the third quarter of 2021. as wet weather and reduced evaporation rates decreased our production at our HB solar solution facility. We did not incur any abnormal production costs during the nine months ended September 30, 2022.

Gross Margin
During the first nine months of 2022, we generated gross margin of $115.8 million compared to gross margin of $33.9 million for the first nine months of 2021, driven by a 36% increase in total sales, partially offset by a 3% decrease in our total cost of goods sold, as discussed above.
Gain/(Loss) on Sale of Assets
In the first nine months of 2022, we disposed of various assets in the normal course of business and recorded a loss of $1.2 million. In the first nine months of 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property. The gain recorded on the sale of the land was partially offset by losses of $0.2 million related to the disposal of various other assets in the normal course of business.
Gain on Extinguishment of Debt
    In June 2021, we recognized a gain of $10.1 million related to the forgiveness of the $10 million Paycheck Protection Program loan and the associated accrued interest on the loan.
    Selling and Administrative Expense
    During the first nine months of 2022, selling and administrative expenses increased 23% as compared to the first nine months of 2021. The increase was driven by an increase of $1.6 million in labor and benefits expense during 2022, due to increasing wages and hiring more people, an increase of $1.6 million in stock compensation expenses due to the timing of awards granted in 2022 compared to 2021, partially offset by a decrease in consulting expenses.
Income Tax Expense
    During the first nine months of 2022, we incurred income tax expense of $22.1 million, and we incurred no income tax expense during the first nine months of 2021. As of September 30, 2021, we had a full valuation allowance against our deferred tax assets and any changes in our deferred tax assets were offset by a corresponding change in our valuation allowance. Since we released substantially all of our valuation allowance in the fourth quarter of 2021, changes in our deferred tax assets are no longer fully offset by a change in our valuation allowance.
    Net Income
    We generated net income of $68.2 million for the nine months ended September 30, 2022, as compared to a net income of $26.0 million for the nine months ended September 30, 2021, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2022	2021	2022	2021
Sales[1]	$42,354	$31,673	$147,622	$112,944
Less: Freight costs	3,726	3,928	11,430	13,766
Warehousing and handling costs	1,414	1,241	3,947	4,004
Cost of goods sold	17,342	18,385	58,383	68,251
Costs associated with abnormal production	—	3,594	—	3,594
Gross Margin	$19,872	$4,525	$73,862	$23,329
Depreciation, depletion, and amortization incurred[2]	$6,318	$6,257	$19,350	$19,895

Potash sales volumes (in tons)	46	62	172	270
Potash production volumes (in tons)	36	37	164	201

Average potash net realized sales price per ton[3]	$734	$381	$718	$319
1 Sales include sales of byproducts which were $6.2 million and $5.1 million for the three months ended September 30, 2022, and 2021, respectively, and $15.9 million and $15.7 million for the nine months ended September 30, 2022, and 2021, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."

Three Months Ended September 30, 2022, and 2021
Potash sales recorded in the potash segment increased $9.6 million, or 36%, in the third quarter of 2022, compared to the third quarter of 2021, as our average net realized sales price per ton increased 93% as global supply remained tight due to the uncertainty of potash supplied from Eastern Europe. Our potash sales volumes decreased in the third quarter of 2022, as compared to the third quarter of 2021, as distributors ended the 2022 spring application season with more inventory than in 2021, and remain reluctant to purchase tons that are not committed to end users for immediate application.
Our potash segment byproduct sales increased $1.1 million, or 21%, in the third quarter of 2022, compared to the third quarter of 2021. The increase in potash segment byproduct sales was driven by a $0.5 million increase in potash segment byproduct brine sales, a $0.3 million increase in potash segment byproduct salt sales, and a $0.2 million increase in potash segment byproduct water sales. Increased potash segment byproduct brine sales and potash segment byproduct water sales were due to increased oil and gas activities. Increased potash segment byproduct salt sales were due to increased sales in the industrial salt market.
Potash segment freight expense decreased 5% in the third quarter of 2022, compared to the third quarter of 2021, as a result of a 26% decrease in potash tons sold, partially offset by an inflationary increase in freight rates. Our potash freight expense is also impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 6% in the third quarter of 2022, compared to the same period in 2021. While we sold 26% fewer tons of potash in the third quarter of 2022, our weighted average carrying cost per ton was higher due to an increase in certain potash production costs, such as natural gas and electricity, caused by inflation.
During the three months ended September 30, 2021, we recorded abnormal production costs of $3.6 million. The Carlsbad, New Mexico area where our HB solar solution mining facility is located, experienced unusually wet, humid weather during the evaporation season. Because of the wet, humid weather, our evaporation and extraction rates were well below normal, resulting in fewer harvestable tons of potash from our HB solution ponds. We did not record any abnormal production costs during the three months ended September 30, 2022.
Our potash segment gross margin increased $15.3 million in the third quarter of 2022, compared to the same period in 2021, due to the factors discussed above.
Nine Months Ended September 30, 2022, and 2021
Potash segment sales during the first nine months of 2022 increased $34.7 million compared to the same period in 2021, as potash sales increased $34.4 million, and potash segment byproduct sales increased $0.2 million. Our potash sales increased due to a 125% increase in our average net realized sales price per ton, partially offset by a 36% decrease in tons of potash sold. As discussed above, our potash sales volumes decreased in the first nine months of 2022, as compared to the first nine months of 2021, as we had fewer potash tons to sell during the first nine months of 2022. Below average evaporation rates across our facilities in 2021, led to decreased potash production during the first nine months of 2022. Additionally, as discussed above, potash customers have been reluctant to build inventory during the summer months for the fall application season. Average net realized sales price per ton was higher due to strong overall commodity pricing, favorable farm economics, and tight global supplies of potash due to the uncertainty of potash supplied from Eastern Europe. Increases in potash segment by product salt sales and by product brine water sales were mostly offset by a decrease in magnesium chloride sales. Potash byproduct salt sales increased due to increased sales in the industrial salt market and potash byproduct brine sales increased due to increased oil and gas activities in 2022. As mentioned above, our byproduct magnesium chloride product is used primarily as a deicing agent during the winter months and as a dedusting agent during the spring and summer months. Our magnesium chloride sales declined as mild winter weather in various parts of the U.S. decreased demand for deicing products and wet weather in the early spring months in various parts of the U.S decreased demand for dedusting agents.
Potash segment freight expense decreased $2.3 million, or 17%, in the first nine months of 2022, compared to the first nine months of 2021, as a result of a 36% decrease in sales volume, partially offset by an inflationary increase in freight rates. Our freight expense is also impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.

Our potash segment cost of goods sold decreased $9.9 million, or 14%, compared to the prior year. While our potash tons sold decreased 36%, our weighted average carrying cost per ton increased due to increased potash production costs caused by inflationary pressures and below average evaporation rates across our facilities in 2021, which led to an 18% decrease in potash tons produced during the first nine months of 2022. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
As discussed above, during the nine months ended September 30, 2021, we recorded abnormal production costs of $3.6 million to due wet weather in the Carlsbad, New Mexico area during the 2021 evaporation season. We did not record any abnormal production costs during the nine months ended September 30, 2022.
Our potash segment gross margin increased $50.5 million in the first nine months of 2022, compared to the same period in 2021, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Agricultural	61%	69%	69%	80%
Industrial	11%	10%	8%	5%
Feed	28%	21%	23%	15%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2022	2021	2022	2021
Sales[1]	$24,043	$20,827	$100,561	$71,444
Less: Freight costs	4,135	4,038	16,055	16,515
Warehousing and handling costs	1,127	825	3,274	3,072
Cost of goods sold	12,278	10,528	45,538	43,329
Gross Margin	$6,503	$5,436	$35,694	$8,528
Depreciation, depletion, and amortization incurred[2]	$1,072	$1,321	$3,122	$4,204

Sales volumes (in tons)	39	46	169	191
Production volumes (in tons)	52	56	175	175

Average Trio® net realized sales price per ton[3]	$488	$336	$482	$271
1 Sales include sales of byproducts which were $0.9 million and $1.3 million for the three months ended September 30, 2022, and 2021, respectively, and $3.1 million and $3.1 million for the nine months ended September 30, 2022, and 2021, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized per ton sales price per ton is a non-GAAP financial measure. More information about this measure, is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2022, and 2021
Trio® segment sales increased 15% during the third quarter of 2022, compared to the third quarter of 2021. Trio® sales increased $3.7 million, partially offset by a decrease in our Trio® segment byproduct sales of $0.4 million. Trio® sales increased primarily due to a 45% increase in average net realized sales price per ton, partially offset by a 15% decrease in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to supportive commodity prices and the tight global supply of potassium fertilizers caused by uncertainty of potassium fertilizers supplied from Eastern Europe. Domestic Trio® sales volumes decreased in the third quarter of 2022, compared to the third quarter of 2021, partially offset by increased international Trio® volumes. Similar to our potash customers, our domestic Trio® customers have been reluctant to build inventory for upcoming application periods at current price levels. Our Trio® segment byproduct sales decreased due to a decrease in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales decreased as a higher percentage of our total barrels of water sold was from Intrepid South. Water sales from Intrepid South are recorded in our oilfield solutions segment while water sold that was used in the production of Trio® is recorded as byproduct water sales in the Trio® segment.
Trio® freight costs increased 2% in the third quarter of 2022, compared to the third quarter of 2021. While we sold 15% fewer Trio® tons in the third quarter of 2022, compared to the third quarter of 2021, we saw an inflationary increase in freight rates and we sold more tons of Trio® internationally. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 17% in the third quarter of 2022, compared to the third quarter of 2021. While our tons of Trio® sold decreased 15%, our weighted average carrying cost per ton increased as we incurred increased labor costs as we operated an additional underground shift at our East facility, other production costs continued to increase due to continued inflation, royalty expense increased due to increased revenues and we produced fewer tons of Trio®. We produced 7% fewer tons of Trio® in the third quarter of 2022, compared to the third quarter of 2021, as we mined lower grade ore. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
    Our Trio® segment gross margin increased to $6.5 million in the third quarter of 2022, compared to gross margin of $5.4 million in the third quarter of 2021, due mainly to the increase in average net realized sales price per ton and the other factors discussed above.
Nine Months Ended September 30, 2022, and 2021
Trio® segment sales increased 41% during the first nine months of 2022, compared to the first nine months of 2021 as Trio® sales increased $29.1 million, while our Trio® segment byproduct sales were flat. Our Trio® sales increased due to a 78% increase in our average net realized sales price per ton, partially offset by a 12% decrease in Trio® tons sold. Our Trio® average net realized sales price per ton increased due to supportive commodity prices and the tight global supply of potassium fertilizers caused by uncertainty of potassium fertilizers supplied from Eastern Europe. Domestic Trio® sales volumes decreased, partially offset by increased international Trio® volumes. Similar to our potash customers, our domestic Trio® customers have been reluctant to build inventory for upcoming application periods at current price levels.
Trio® freight costs decreased 3% in the first nine months of 2022, compared to the first nine months of 2021, due to a 12% decrease in Trio® tons sold, partially offset by inflationary increase in freight rates and we sold more tons of Trio® internationally. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 5% in the first nine months of 2022, compared to the first nine months of 2021. While our tons of Trio® sold decreased 12% our weighted average carrying cost per ton increased as we incurred increased labor costs as we operated an additional underground shift at our East facility, other production costs continued to increase due to continued inflation, and royalty expense increased due to increased revenues..
    Our Trio® segment generated gross margin increased to $35.7 million in the first nine months of 2022, compared to gross margin of $8.5 million in the first nine months of 2021, due mainly to the increase in average net realized sales price per ton and the other factors discussed above.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2022, and 2021.

	United States	Export
For the Three Months Ended September 30, 2022	62%	38%
For the Nine Months Ended September 30, 2022	84%	16%

For the Three Months Ended September 30, 2021	90%	10%
For the Nine Months Ended September 30, 2021	93%	7%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Sales	$8,423	$6,708	$22,936	$14,293
Cost of goods sold	8,028	6,061	16,735	12,235
Gross Margin	$395	$647	$6,201	$2,058
Depreciation, depletion, and amortization incurred	$867	$818	$2,458	$2,206

Three Months Ended September 30, 2022, and 2021
    Our oilfield solutions segment sales increased $1.7 million in the third quarter of 2022, compared to the same period in 2021, due to a $1.0 million increase in water sales, a $0.4 million increase in surface use, rights-of-way and easement revenues, and a $0.5 million increase in brine water sales. The increase in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices were generally higher in the third quarter of 2022, compared to the same period in 2021.
    Our cost of goods sold increased $2.0 million, or 32%, for the third quarter of 2022, compared to the same period in 2021, as we purchased more third-party water to meet customer water demand, increased royalty expense due to increased water revenues and increased fuel and electrical costs caused by inflationary pressures.
Gross margin for the third quarter of 2022, decreased $0.3 million compared to the third quarter of 2021, due to the factors discussed above.
Nine Months Ended September 30, 2022, and 2021
Our oilfield solutions segment sales increased $8.6 million, or 60%, during the first nine months of 2022, compared to the same period in 2021, due to a $3.8 million increase in water sales, a $2.7 million increase in surface use, rights-of-way and easement revenues, a $1.4 million increase in brine water sales, a $0.6 million increase in produced water royalty revenues and a $0.2 million increase in surface minerals sales. The increase in sales of our oilfield solutions products was due to the increased oil and gas activities as oil prices were generally higher in the first nine months of 2022, compared to the same period in 2021.
Our cost of goods sold increased $4.5 million, or 37%, during the first nine months of 2022, compared to the same period in 2021. Our cost of goods sold increased during the first nine months of 2022, compared to the first nine months of 2021, due to purchasing more third-party water to meet customer demand, increased water transfer costs as we sold more water, increased contract labor related to the development of a full-cycle water management operation, increased royalty expense as water revenues increased and increased fuel and electrical expenses due to continued inflation.
Gross margin for the first nine months of 2022, increased $4.1 million compared to the same period in the prior year, due to the factors discussed above.

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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. Restrictions in place during the first nine months of 2021 to help contain the COVID-19 pandemic caused a decrease in the demand for oil, resulting in lower prices and decreased oil and gas activities. As most of those restrictions were lifted before the start of 2022, the demand for oil has recovered and prices have rebounded, which in turn has led to increased drilling activities. Further, Russia's invasion of Ukraine and the related sanctions imposed by several countries against Russia has reduced the global supply of oil in 2022, which is expected to continue for the foreseeable future.
    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Inflationary pressures during the first nine months of 2022 have led to increases in our production costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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

    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. For the three and nine months ended September 30, 2022, our average royalty rate was 5.0%, and 4.9%, respectively. For the three and nine months ended September 30, 2021, our average royalty rate was 4.8%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2022, was 24.5%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for 2022 for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first nine months of 2022. Our effective tax rate for the nine months ended September 30, 2021, was zero percent which differed from the statutory rate primarily due to the valuation allowance that was established to offset our deferred tax assets.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2022, we incurred approximately $21.5 million of deferred income tax expense and $0.6 million of current income tax expense. Our current income tax expense is less than the total tax expense of $22.1 million due to the utilization of net operating losses. For the nine months ended September 30, 2021 we incurred no income tax expense.
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

Capital Investments
    During the third quarter of 2022, and the first nine months of 2022, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $14.3 million and $37.1 million, respectively.
We expect to make capital investments in 2022 of $65 million to $75 million. We anticipate spending approximately $35 million on sustaining capital, as we continue to pull projects forward in response to supply chain and inflationary pressures. Given the significant amount of work occurring in the fourth quarter of 2022, we expect cash used for capital investments will be near the lower end of the total accrued capital investment range shown above. Planned opportunity capital includes an additional cavern at our Moab facility, the beginning of an improved pipeline system for our HB facility, and additional brackish and deep-brine wells at our Wendover facility. We may adjust our investment plans as our expectations for 2022 change. We anticipate the remainder of our 2022 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $49.2 million, compared with cash on-hand of $36.5 million at December 31, 2021. The increase in our cash balance during the first nine months of 2022 was driven mainly by increases in the average net realized sales price per ton for both Potash and Trio®.
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
The following summarizes our cash flow activity for the three months ended September 30, 2022, and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$69,112	$59,423
Cash flows used in investing activities	$(48,414)	$(6,395)
Cash flows used in financing activities	$(8,066)	$(46,881)

Operating Activities
Net cash provided by operating activities through September 30, 2022, was $69.1 million, an increase of $9.7 million compared with the first nine months of 2021, due to increased potash and Trio® sales driven by the increases in our average net realized sales price per ton.
Investing Activities
    Net cash used in investing activities increased by $42.0 million in the first nine months of 2022, compared with the same period in 2021 due to a $24.7 million increase in capital investments and a net $11.4 million increase in investment purchases. During the first nine months of 2022, we invested $8.9 million of our excess cash on-hand in investment grade, highly-liquid, shorter-term debt instruments. We also invested an additional $2.5 million in a limited partnership that owns oil and gas assets in the Permian Basin.

Financing Activities
Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR to SOFR (Secured Overnight Financing Rate) as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three and nine months ended September 30, 2022, we made no borrowings and we made no repayments under the revolving credit facility. During the three and nine months ended September 30, 2021, we made no borrowings and we made $29.8 million of repayments under the revolving credit facility. As of September 30, 2022, and December 31, 2021, we had no borrowings outstanding and $1 million in outstanding letters of credit under this facility.
As of September 30, 2022, we were in compliance with all applicable covenants under the revolving credit facility.
    As of October 31, 2022, we had approximately $46 million in cash and cash equivalents.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. For the three and nine months ended September 30, 2022, we repurchased 70,733 shares at a weighted average price per share of $40.66 under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,
	2022		2021
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$42,354	$24,043	$31,673	$20,827
Less: Segment byproduct sales	6,177	885	5,100	1,332
Freight costs	2,430	4,135	2,879	4,038
Subtotal	$33,747	$19,023	$23,694	$15,457

Divided by:
Tons sold	46	39	62	46
Average net realized sales price per ton	$734	$488	$381	$336

	Nine Months Ended September 30,
	2022		2021
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$147,622	$100,561	$112,944	$71,444
Less: Segment byproduct sales	15,938	3,100	15,696	3,096
Freight costs	8,117	16,054	11,174	16,515
Subtotal	$123,567	$81,407	$86,074	$51,833

Divided by:
Tons sold	172	169	270	191
Average net realized sales price per ton	$718	$482	$319	$271

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2021, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2022 through July 31, 2022	—	—	—	$35,000,000
August 1, 2022 through August 31, 2022	5,950	$43.41	5,950	34,741,421
September 1, 2022 through September 30, 2022	64,783	$40.40	64,783	32,124,191
Total	70,733	$40.66	70,733	$32,124,191
1 Represents shares of common stock purchased under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated August 4, 2022, by and among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 9, 2022).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: November 3, 2022	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)