Form 10-K
period 2022-12-31
Intrepid Potash, Inc.
filed 2023-03-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2022, the last trading day of the registrant's most recently completed second fiscal quarter, of $45.29 per share as reported on the New York Stock Exchange was $513 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 28, 2023, the registrant had 12,972,587 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed within 120 days after December 31, 2022.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K (the "Annual Report"):
•"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.
•"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which was placed in care-and-maintenance mode in mid‑2016. "Intrepid South" refers to certain land, water rights, and other related assets in southeast New Mexico we acquired from Dinwiddie Cattle Company in May 2019. You can find more information about our facilities in Item 2 of this Annual Report.
•"Ton" means a short ton, or a measurement of mass equal to 2,000 pounds.
    To supplement our consolidated financial statements, which are presented in this Annual Report and which are prepared and presented in accordance with generally accepted accounting principles ("GAAP"), we use "average net realized sales price per ton," which is a non‑GAAP financial measure to monitor and evaluate our performance. You can find more information about average net realized sales price per ton, including a reconciliation of this measure to the most comparable GAAP measure, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Non-GAAP Financial Measure."
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact are forward‑looking statements. Forward-looking statements include, but are not limited to, statements about, among other things, our future results of operations and financial position, our business strategy and plans, our ESG (as defined below) initiatives and our objectives for future operations. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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
•our ability to comply with the terms of our revolving credit facility, including the underlying covenants;
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
•the impact of global health issues, such as the COVID-19 pandemic, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors in this Annual Report.
    In addition, new risks emerge from time to time. It is not possible for our management to predict all risks that may cause actual results to differ materially from those contained in any forward-looking statements we may make.
    In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in these forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

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
Our extraction and production operations are conducted entirely in the continental U.S. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2022	2021	2020
Potash	50%	48%	47%
Trio®	34%	34%	33%
Water	7%	8%	10%
Salt	3%	4%	4%
Magnesium Chloride	2%	3%	2%
Brines	2%	1%	1%
Other	2%	2%	3%
Total	100%	100%	100%
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

    During 2022, we supplied approximately 0.5% of annual world potassium consumption and approximately 3.5% of annual U.S. potassium consumption.
Substantially all of our potash is sold in the U.S., and many of our potash sales are geographically concentrated in the central and western U.S. Fertilizer sales are affected by weather and planting conditions in these regions, as well as farmer economics. For more information, please see "Seasonality." A significant portion of our industrial sales are derived from oil and gas customers and vary based on the price of potash, the availability and price of substitute products, and changes in industry preferences.
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
Byproducts
We also sell salt, magnesium chloride, metal recovery salts, brines, and water that are derived as part of our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines contain salt and potassium and are used primarily by the oil and gas industry to support well workover and completion activities. When the water that we sell was previously used in the production process for potash or Trio®, it is considered a byproduct of the underlying product. We continue to work to expand sales of byproducts, particularly to serve the oil and gas markets near our operating facilities. Sales of byproducts are accounted for within the segment that produced the byproduct. In each of the last three years, the potash segment accounted for the majority of our byproduct sales.
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
We also have water pipelines and reservoir ponds that we use to deliver water to our New Mexico facilities and to customers. As mentioned above, we acquired Intrepid South in May 2019 which increased our water rights and water delivery infrastructure.
Industry Overview
Fertilizer serves a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium. There are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness in crop growth. Potassium helps regulate plants' physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally occurring potash does not require additional chemical conversion to be used as a plant nutrient.
In addition to the primary nutrients, which are required in the greatest quantities in crop nutrition, important secondary nutrients such as sulfur and magnesium are also essential in crop nutrition. Intrepid's Trio® product contains the primary nutrient potassium and two secondary nutrients, sulfur and magnesium.
Long-term global fertilizer demand has historically been driven by population growth and global economic conditions with annual demand variations based on planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, weather patterns, and farm sector income. We expect these key variables to continue to have an impact on global fertilizer demand for the foreseeable future. Sustained per capita income growth and agricultural policies in the developing world also affect global demand for fertilizer. Fertilizer demand is affected by other geopolitical factors such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key fertilizer consuming countries. Volatility in agricultural commodity prices also may impact farmer fertilizer buying decisions.
Nameplate production capacities that exceed demand have historically shaped the world potash market. A few potash companies have controlled a significant portion of this capacity, which was magnified in early 2018 with the merger of two Canadian producers. Generally, these larger producers have managed production levels to approximate world demand. Several international brownfield and greenfield expansions have also begun potash production, with increases in production rates expected over the next few years. Sanctions on Belarusian potash and Russia's invasion of Ukraine resulted in a significant decrease in global production and uncertainty of planned expansion projects in Russia. Production is expected to remain below 2021 levels in 2023 and possibly longer. As planned expansions come online in future years, potash pricing will likely depend on the larger producers' ability to continue to manage the supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities and the continued progress of key expansion projects, specifically BHP's approval of the Jansen Stage 1 potash project, add additional uncertainty to the long-term supply and demand balance for the potash market.
The volume of imports to the U.S. further impacts the potash market. A change in the volume of imports could result in a material change to potash prices in the U.S. The U.S. imposed sanctions on Belarusian potash imports, which took effect in April 2022. Belarusian potash historically accounted for approximately 7% of annual demand in the U.S. In response to these sanctions, other foreign suppliers increased the volume of potash imports to the U.S. The overall effect of these sanctions on the potash market remains uncertain.

Virtually all of the world's potash is currently extracted from 20 commercial deposits. According to S&P Global Commodity Insights and data published by potash mining companies, six countries accounted for approximately 91% of the world's aggregate potash production during 2022. During the same period, the top nine country potash producers supplied approximately 97% of world production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 35% of global potash production in 2022. Owing to sanctions directed at potash production in Belarus, S&P Global Commodity Insights estimates that Belarus accounted for 6% of global production in 2022, compared to 17% in the prior year, while they estimate that Russia accounted for 21% of global production in both 2021 and 2022.

    Hydraulically fractured horizontal wells account for the majority of oil and gas wells drilled in the U.S. today and are responsible for the record amount of fossil fuels produced in the U.S. in recent years. The use of horizontal drilling in oil and gas production allows a well to remain in contact with the targeted formation, increasing production compared to a vertically drilled well. This process has resulted in longer wells, with some horizontal drilling sections reaching several miles long. The increase in horizontal drilling has also increased the use of fresh water, with a single frac potentially using millions of gallons. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Fresh water is important in the fracking process, as impurities in the water can impact the overall effectiveness of the frac. The majority of water used in fracking is transported by pipeline to the frac site, where it is stored in ponds or storage tanks. While fresh water remains a key input for many fracs, some operators have switched to using exclusively recycled/produced water or a combination of fresh water and recycled/produced water when completing wells. We believe this change is due to the growing focus on environmentally friendly operations and a response to the large amounts of produced water that is present in certain basins and formations, such as the Delaware Basin in southeast New Mexico. By recycling and reusing produced water, operators are able to reduce fresh water purchases and decrease the cost of transporting and disposing of produced water into disposal wells.
    The most productive region in the U.S. for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2023, the Permian Basin produced approximately 5.6 million barrels of oil per day. For comparison, the next most productive region in the U.S. produced approximately 1.2 million barrels of oil per day. In addition to producing wells, the Permian Basin also had approximately 1,100 drilled but uncompleted wells as of December 2022.

Competition and Competitive Strategy
We sell our potash and Trio® into commodity markets and compete based on delivered price, our ability to timely deliver product, and product quality. We also compete based on the durability, particle size, and potassium oxide content of our potash and Trio® products. For potash, we compete with larger Canadian potash producers and, to a lesser extent, producers located in Russia, Belarus, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients and blended products. The competitive market for our water resources include other water right holders, which include companies, farmers, and ranchers operating in or near the Permian Basin in New Mexico. Some of our competitors and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more diverse assets and products, geographically and/or access to less expensive mining assets, any of which could allow them to respond more quickly to new or changing opportunities.
Our competitive strategy is focused on the following:
•Maximizing potash gross margin and optimizing potash production. All of our potash production comes from solar solution mines, which carry fewer fixed costs than our conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. Additionally, the North American market is significantly larger than our production capacity and we are advantageously located close to the markets we serve. Therefore, we are able to selectively participate in the markets that we believe will provide the highest average net realized sales price per ton. We also attempt to leverage our freight advantage to key geographies, our diverse customer and market base, and our flexible marketing approach to maximize our gross margin. We have optimization and expansion opportunities at our solution mining facilities, that, over time, could further reduce our per-ton costs and increase our potash production.

•Expanding Trio® sales and maximizing gross margin. We plan to continue expansion of our sales and marketing efforts for Trio® in domestic markets and select international markets. Our efforts include continued crop nutrition education and increased marketing efforts targeting organic agriculture and high-value specialty crop markets. To maximize gross margin, we are working to optimize our production process to produce more granular-sized product, which is preferred by most markets. We currently operate our Trio® facility at a reduced production level and expect to continue to do so for the foreseeable future.
•Expanding offerings of oilfield solutions. We intend to continue expansion of water sales, particularly to service the oil and gas markets near our operating plants in New Mexico. We have water rights that we sell water for commercial uses in the oil and gas services industry. Additionally, as described above, in May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company in the Permian Basin which we operate as Intrepid South. We expect to increase the amount of water available for sale on the Intrepid South property over the next few years through additional infrastructure investments. Our other oilfield related products and services include, but are not limited to, caliche, right-of-way agreements, and a produced water royalty. The heightened focus on environmentally friendly operations and due to the large amounts of produced water in the Delaware Basin, operators are using increasing amounts of recycled and produced water when completing wells. We may expand our current oilfield solutions products and services to include water recycling. Given the location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including through the use of restricted use agreements for surface or subsurface rights, to customers.
•Continuing diversification of products and services. We recover magnesium chloride, salt, brines, and water during the production of potash and Trio®. These byproducts diversity our portfolio of product and service offerings. As we continue to explore and evaluate opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our product and service offerings, including an expansion into oil and natural gas exploration and production, or into new products or services in our current industry or other industries.
Competitive Strengths
•U.S.-based producer. We are the only producer of potash in the U.S. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who must ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes also supports this advantage.
As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.7% for our potash and Trio® sales less their related freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.
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
•Participation in specialty markets. Given the greater scarcity of langbeinite relative to potash and its agronomic suitability for certain soils and crops, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the U.S., although freight expense and competition from substitute products have made this a difficult market to penetrate. We also offer Organic Materials Review Institute ("OMRI") listed potash and Trio® products that provide essential minerals for growing certified organic crops. Through our existing operations and assets, we also have the potential to grow our offerings of salt, water, and brine with low capital investments.

•Water rights. Water rights in New Mexico are real property rights, which authorize a water right owner to use a specific amount of water, diverted from a specific location, for a specific purpose of use, in a specific place. Water rights are limited to the amount of water put to beneficial use. In New Mexico, the New Mexico Office of the State Engineer (“OSE”) administers water rights. The validity of water rights are ultimately confirmed or denied by a court in an adjudication proceeding. Prior to an adjudication, a water right may be acquired through the OSE’s permitting or licensing process. If a water right existed before the OSE had authority to issue permits, a water rights owner may file a declaration with the OSE. The OSE issues permits for both surface and groundwater appropriations. These permits are inchoate rights, which allow a permittee to put the water to beneficial use as prescribed by the agency. Once the OSE confirms that water diversion works have been completed and water has been put to beneficial use, the water right is licensed. A declaration is made when water was put to beneficial use either before New Mexico adopted its current water code in 1907 for surface water declarations, or before the OSE declared an underground water basin for groundwater declarations. A water right claimant must apply to the OSE for a permit to make changes to a water right, including changes in the place or purpose of use. The validity of water rights are ultimately confirmed or denied by courts in an adjudication process. We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for commercial uses in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased the total water rights available for sale in and around the Delaware Basin, a sub-basin of the Permian Basin. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.
•Diversity of potash markets. We sell potash into three different markets—the agricultural, industrial, and feed markets. During 2022, these markets represented approximately 69%, 8%, and 23% of potash sales, respectively, and during 2021, these markets represented approximately 78%, 6%, and 16%, of our potash sales, respectively. The agricultural market supplies farmers producing a wide range of crops in different geographies. Because of our geographic proximity to areas that have seen recent increases in oil and gas drilling activity, we believe that we have an opportunity to promote the benefits of potash in drilling activities and to increase our industrial sales volumes.
•Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We also produce Trio® in premium, granular, standard and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.
•Significant reserve life. Our potash and langbeinite reserves each have substantial years of reserve life, with remaining reserve lives for our actively mined areas ranging from approximately 24 years to more than 100 years, based on mineral resource and reserve estimates. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation.
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
Seasonality
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies, and geographies that we serve. There is a seasonal sales pattern for potash sold into the agricultural market. Over the last three years, our monthly potash sales volume has been highest in February through May and September through November when purchasers are looking to have product on hand in advance of the spring and fall application seasons in the U.S. In turn, our monthly potash sales volume has been the lowest in June, July and December. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our domestic Trio® sales volume has been highest in March and April, as Trio® products are typically applied to crops in the U.S. during the spring planting season. Demand for the spring planting season generally runs from December to May, during which we have sold approximately 60% of our domestic Trio® volumes over the past three years.

We observed fertilizer dealers in North America instituting practices that are designed to reduce the risk of changes in the price of fertilizer products through consignment-type programs. These programs tend to make the timing of the spring and fall seasonal demand profile less predictable within the season. Further, through technological advances, farmers in the U.S. are more efficient in planting and harvesting their crops, which has compressed the application seasons.
Our quarterly and yearly financial results can also vary from one year to the next due to weather‑related shifts in planting schedules and purchasing patterns.
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
Demand for our oilfield products and services is highly correlated to oil and gas exploration activities and can vary from quarter to quarter and year to year.
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
In 2022, we had one customer, Bill Barr & Company, Inc., which accounted for more than 10% of our total consolidated revenues. In each of 2021 and 2021, no customer accounted for more than 10% of our total sales.
Environmental, Safety, and Health Matters
We are subject to an federal, state, and local environmental, safety, and health laws that regulate, among other things; (1) soil, air, and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who assist in monitoring our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2022, we had approximately $2.1 million of capital investments and reclamation, and $1.0 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $3.0 million to $5.0 million for environmental related capital and reclamation projects in both 2023 and 2024. Future capital expenditures are subject to uncertainties, including changes to environmental laws. Material expenditures could be required in the future to fulfill environmental compliance requirements, either new or existing. We anticipate a focus on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
Product Registration Requirements
We are required to register fertilizer products with each U.S. state and foreign country where products are sold. Each brand and grade of commercial fertilizer must be registered appropriately before being offered for sale, sold, or distributed. In most cases, these product registrations impose specific requirements relating to guaranteed analysis, product labeling, and regular reporting of sales.
Some U.S. states require similar registration and reporting for feed grade products. Industrial-grade products typically do not require registration or reporting.

Operating Requirements and Government Regulations
Permits
    We are subject to numerous environmental laws and regulations, including laws and regulations regarding land use and reclamation; release of emissions to the atmosphere; release of contaminants to water; preservation of plant and animal life; and the generation, treatment, storage, disposal, and handling of hazardous substances and wastes. These laws include the Clean Air Act ("CAA"); the Clean Water Act ("CWA"); the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); the Toxic Substances Control Act ("TSCA"); and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of, or arranged for release or disposal of hazardous substances in the environment.
We hold numerous environmental, mining, and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for, among other things, extraction of salt and brine, discharges of process materials and waste to air and water, injection of brine, and appropriation of water. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new, modified, or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could limit or prevent us from mining at these properties. In addition, changes to environmental and mining regulations or permit requirements could limit our ability to continue operations at the affected facility. In many cases, environmental permits and approvals are also required for an expansion of, or changes to, our operations. As a condition to procuring the necessary permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate reclamation, closure, and post-closure care at our facilities. We obtain bonds as financial assurance for these obligations. These bonds require annual payment and renewal.
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. In 2016, the OSE determined that our East tailing impoundment embankments are considered jurisdictional dams.  We continue to work with the Dam Safety Bureau to determine the hazard level of our dams and the OSE to determine required dam modifications associated with this determination. We may be required to spend a significant amount of capital to bring the impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional dams.
Occasionally governmental agencies notify us of noncompliance with certain environmental laws, regulations, permits, or approvals. For example, although designated as zero discharge facilities under the applicable water quality laws and regulations, our East, North, and Moab facilities at times may experience some water and brine discharges during periods of significant rainfall or due to other circumstances. We have implemented several initiatives to address discharge issues, including the reconstruction or modification of certain impoundments, increasing evaporation, and reducing process water usage and discharges and improved management systems. State and federal officials are aware of these issues and have visited the sites to review our corrective efforts and action plans.
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
Safety and Health Regulation and Programs
    Some of our facilities are subject to the Federal Mine Safety and Health Act of 1977 ("MSHA"), the Occupational Safety and Health Act ("OSHA"), related state statutes and regulations, or a combination of these laws.
    Our conventional underground mines and related surface facilities in New Mexico are subject to MSHA jurisdiction. In accordance with MSHA, these facilities are regularly inspected by MSHA personnel. Item 4 and Exhibit 95.1 to this Annual Report provide information concerning certain mine safety violations.
As part of our ongoing safety programs, we collaborate with MSHA and the New Mexico Bureau of Mine Safety to identify and implement accident prevention techniques and practices. A trained mine rescue team services our New Mexico facilities. This team is ready to respond to on-site incidents or assist in local incidents, if needed. In addition, our New Mexico facilities participate in a basin agreement with other natural resource and hazardous waste facilities to provide mine rescue support.
Our Utah and our HB mine and plant are subject to OSHA jurisdiction. We provide all OSHA required training and other certifications to our employees at these facilities.
Remediation at Intrepid Facilities
    Many of our current facilities have been in operation for a number of years. Our and our predecessors' operations involved the historical use and handling of potash, salt, related potash and salt byproducts, process tailings, hydrocarbons and other regulated substances. Some of these operations resulted, or may have resulted, in soil, surface water, or groundwater contamination. At some locations, there are areas where process waste, building materials (including asbestos‑containing transite), and ordinary trash may have been disposed or buried, and have since been properly closed and maintained.
At some of our facilities, spills or other releases of regulated substances may have occurred or could potentially occur, possibly requiring us to undertake or fund cleanup efforts under CERCLA or state laws governing cleanup or disposal of hazardous and solid waste.
We work closely with government authorities to obtain the appropriate permits to address identified site conditions. For example, buildings located at our facilities in Utah and New Mexico have a type of siding that contains asbestos. We have adopted programs to encapsulate and stabilize portions of the siding through use of an adhesive spray and to remove the siding, replacing it with an asbestos-free material. We have trained asbestos abatement crews that handle and dispose of the asbestos‑containing siding and related materials. We have a permitted asbestos landfill in Utah and have worked closely with Utah officials to address asbestos‑related issues at our Moab mine.
Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments that remain after potash is removed from ore during processing, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, such as lead, that were introduced as reagents during historic processing methods, which may require additional management and could result in the imposition of additional disposal and reclamation requirements. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in a tailings pile that occurred from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred, and will continue to incur, significant costs to manage potash residual materials in accordance with environmental laws, regulations and permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Our surface permits require us to reclaim property disturbed areas of our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2022, is approximately $26.9 million, which is reflected in our audited financial statements found elsewhere in this Annual Report. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
It is difficult to estimate and predict the potential actual costs and liabilities associated with remediation and reclamation. Additionally, it is possible that we could be identified in the future as a potentially responsible party for additional remediation and reclamation costs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters subject to remediation and/or reclamation obligations or liabilities.
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell from leased land owned by the U.S., the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2022, we paid $14.5 million in royalties and other taxes. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. For certain water sales we pay an $0.11 per barrel sold royalty to the State of New Mexico.
Human Capital Resources
Headcount

We believe that our employees and contractors are significant contributors to our success and the future success of our Company. Such success, depends on our ability to attract, retain, and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. As of December 31, 2022, we had a total of 473 employees. Our workforce is experienced, providing invaluable expertise and insight to our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	51	5
Moab	62	10
New Mexico	306	8
Wendover	54	16
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
Employee Development and Training
We believe in providing opportunities for employees to continue to develop and grow their careers. We offer a tuition reimbursement program and ongoing support for continuing education for professional certifications and other credentials. We also provide a comprehensive career path program for our hourly employees that outlines the proficiencies necessary for each job level and sets forth the development steps to progress through various job levels.
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
We are also committed to providing comprehensive benefit options to our employees, and our intention is to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of the benefits we offer are: health insurance, telemedicine, an employee assistance program, paid and unpaid leave, life insurance, short-term disability insurance and a retirement savings plan with a company match. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, adoption assistance, prescription savings solutions, and a wellness program.
Diversity and Inclusion
Diversity and inclusion are core values to Intrepid. These values are reflected across our operations, including, but not limited to, recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity and we are committed to creating opportunities for development available to all employees so their talents can be fully developed to maximize our and their success. We seek to create an environment that cultivates a sense of belonging by encouraging employees to continue to educate themselves about each other’s experiences. We strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging. Finally, in line with our commitments to equal employment opportunity and diversity and inclusion, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.
Health and Safety
The health and safety of our employees is our highest priority, which is consistent with our operating philosophy. We are committed to providing a safe, functional, and effective work environment for anyone who comes on our properties.

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
–We are the only OMRI-listed potash and langbeinite producer in the U.S. We became OMRI-listed in 2007 for our langbeinite, or Trio®, product, and in 2018 for our potash products at our Moab and Wendover operating facilities. We are also registered in the Organic Input Material Program through the California Department of Food and Agriculture, a program which registers fertilizers that can be used in organic crop and food production.
–We work closely with the Bureau of Land Management ("BLM") and other government and regulatory agencies to preserve historical sites near our operations such as the Maroon Cliffs in Carlsbad, New Mexico and petroglyphs near our Utah operations. We also work with and have supported agencies dedicated to studying and protecting endangered species near our operations such as the sand dune lizards in New Mexico.
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
Our East Mine operation in Carlsbad, New Mexico received the National 2020 and 2021 Sentinels of Safety Award in the large underground nonmetal category. The Sentinels of Safety Award is presented by the National Mining Association each year to recognize the outstanding safety achievements of mining operations across a variety of categories.
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
•Competitors' aggressive pricing or operating strategies could adversely affect our sales and results of operations.
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
•Mining is an inherently hazardous industry, and accidents could result in significant costs or production delays.
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
•Market upheavals due to military actions, pandemics, terrorist attacks, other catastrophic events, or economic repercussions from those events could reduce our sales or increase our costs.
•The loss of, or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity.
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
•The future issuance and sale of additional shares of our common stock, or by our announcement that the issuances and sales may occur, may adversely the market price of our common stock.
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
The market for potash is cyclical, and the prices and demand for potash can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Despite near-term supply disruptions from the Russia-Ukraine conflict, global productive capacity remains higher than demand and significant brownfield and greenfield expansion projects are in progress. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash into the spot market in the U.S. In addition, there is no active hedge market for potash as there is for many other commodities. As a result, we do not have protection from this price and demand volatility.
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
Water rights in New Mexico are subject to a stated place of withdrawal, purpose and place of use. Some of our water right permits, declarations and licenses were originally issued for uses relating to our mining operations. To sell water under these rights for oil and gas development, we must apply for a permit from the OSE to change the point of diversion, purpose and/or place of use of the underlying water rights. The OSE reviews such applications and makes a determination as to the validity of the right and, will approve the proposed change if it determines the requested change will not impair existing water rights, will not be contrary to the conservation of water within the state, and will not be detrimental to the public welfare of the state. In some situations, the OSE can issue a preliminary authorization for the change, which allows for the proposed change to go into effect immediately while pending further administrative review. Such authorizations for water sales are often subject to repayment if the underlying water rights were ultimately found to be invalid. Third parties may protest an application to change a point of diversion, purpose or place of use or a preliminary authorization at minimal cost and frequently do so. Once protested, an administrative process begins, whereby the OSE will ultimately determine if the subject application or preliminary authorization will impair existing water rights, will be contrary to the conservation of water within the state or will be detrimental to the public welfare of the state. The OSE’s findings can be appealed to a New Mexico district court. A significant portion of our water sales are being made under leases issued by the OSE. Additionally, some of our water rights are permitted water rights for which we still need to provide proof of completion of works and proof of beneficial use to the OSE. Please see Note 14 of the Notes to Consolidated Financial Statements for an update on challenges to our water rights.
We may face political and regulatory issues relating to the potential use of the maximum amount of our rights. Any decrease in our water rights could materially impact our ability to monetize our water rights.
A decline in oil and gas drilling or a reduction in the use of potash in drilling fluids could decrease our revenue.
A portion of our revenue comes from the sale of water and potassium chloride for use in oil and gas development. A decline in oil and gas drilling, especially in the Permian Basin, could reduce our sales of water and potassium chloride. For example, the decline in oil and gas drilling in 2020 due to restrictions implemented by local, state and federal authorities in response to the COVID-19 pandemic and the resulting impacts of these restrictions on the global economy as a whole, reduced our sales of water and potassium chloride into industrial markets in 2020 and the first quarter of 2021. In addition, oil and gas developers are regularly looking for ways to use more produced water instead of fresh water in oil and gas development and operations. Also, there are other products available that have some of the same clay-inhibiting properties as our potassium chloride. These alternative products could temporarily or permanently replace some of our sales of water or potassium chloride.  We also have other oilfield product and service offerings, such as caliche and brine products, the sales of which were negatively impacted by the decline in oil and gas development in 2020, and may be further impacted in the future by declines in oil and gas development.
We may alter or expand our operations or continue to pursue acquisitions, which could adversely affect our business if we are unable to manage any expansion or acquisition effectively.
We continue to look for opportunities designed to maximize the value of our existing assets, such as through increased production and sales of water, salt, and brine. For example, in 2019 we purchased water and real property assets in southeastern New Mexico, which we refer to as Intrepid South, in an effort to expand our water sales and other revenue from the oil and gas industry. We may also enter into new or complementary businesses that expand our product offerings beyond our existing assets, which may include leveraging our existing oil and gas businesses in southeast New Mexico and expand into additional oil and gas midstream and upstream activities. For instance, as part of this strategy, in May 2020, we acquired an 11% equity stake in the W.D. Von Gonten Laboratories, a global industry leader in drilling and completion chemistry and a strong supporter of the use of potassium chloride in oil and gas drilling and completion activities. We may also expand into new products or services in our current industry or other industries. Ultimately, we may be unsuccessful in implementing any alteration of our activities or expansion initiatives. Further, we may not be able to fully realize any anticipated benefits of these initiatives. Any expansion initiatives may require significant capital investments and those investments may not produce our expected returns.
    As part of our growth strategy, we may consider the acquisition of other companies or assets that complement or expand our business. We may not be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain necessary financing, complete proposed acquisitions, successfully integrate acquired businesses or assets into our existing operations, or expand into new markets. An acquisition may require us to use a significant portion of available cash or may result in significant dilution to our stockholders. We may be required to assume unanticipated liabilities or contingencies as part of an acquisition, or we may face substantial costs, delays, or other problems as part of the integration process. In addition, acquired businesses or assets may not achieve the desired effects or otherwise perform as we expect. We may not realize the synergies that we expect to achieve. Additionally, while we execute these acquisitions and related integration activities, our attention may be diverted from our ongoing operations, which could have a negative impact on our business.
    Any of these items could negatively impact our financial condition and results of operations.
Competitors' aggressive pricing or operating strategies could adversely affect our sales and results of operations.
    The potassium-fertilizer industry is concentrated, with a small number of producers accounting for the majority of global production. Many of these producers have significantly larger operations and more resources than we do. These larger producers may have greater leverage in pricing negotiations with customers and transportation providers. They also have a broader product portfolio, which may allow them to offer rebates or bundle products to offer discounts or incentives to gain a competitive advantage. Competitors may also be able to mine their potash or langbeinite at a lower cost due to economies of scale or other competitive advantages. In addition, they may decide to pursue aggressive pricing or operating strategies that disrupt the global and U.S. markets. These disruptions could cause lower prices or demand for our product, which would adversely affect our sales and results of operations.
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
Sales of Trio® into international markets often require more resources and management attention than domestic sales and may subject us to economic, regulatory, and political risks that are different from those in the U.S. These risks include accounts receivable collection; the need to adapt marketing and sales efforts for specific countries; new and different sources of competition; disputes and losses associated with overseas shipping; tariffs, export controls, and trade duties; additional time and effort to obtain product certifications; adverse tax consequences; restrictions on the transfer of funds; changes in legal and regulatory requirements or import policies including sanctions; compliance with potentially unfamiliar local laws and customs; and political and economic instability. International sales may also be subject to fluctuations in currency exchange rates, which could increase the price of our products outside the U.S. and expose us to foreign currency exchange rate risk. Certain international markets require significant time and effort on the part of management to develop relationships and gain market acceptance for our products. Overall, there are additional logistical requirements associated with international sales, which may increase the time between production and our ability to recognize related revenue. Our failure to manage any of these risks successfully could harm our future international operations and our overall business.
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
The success of our business depends on our ability to attract and retain skilled managers, engineers, and other workers. At times, we may not be able to find or retain qualified workers. In particular, the labor market around Carlsbad, New Mexico, is competitive and employee turnover is generally high. In that market, we compete for experienced workers with several other employers, including natural resource and hazardous waste facilities, oil and gas producers, and another producer of langbeinite. If we are unable to attract and retain quality workers, the development and growth of our business could suffer, or we could be required to raise wages to keep our employees, hire less qualified workers, or incur higher training costs. These risks may be exacerbated in times when we need to reduce our workforce due to economic conditions. The occurrence of any of these events could have an adverse effect on our results of operations. For example, in mid-2016, we idled our West mine and transitioned our East mine to Trio®-only, resulting in our laying off a significant number of skilled employees in New Mexico. This may make it more difficult for us to re-hire skilled employees in the future.
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
    All of our potash production comes from our solar solution mines. These facilities use solar evaporation ponds to form potash crystals from brines. Weather conditions at these facilities could negatively impact potash production. For example, heavy rainfall in September and October, just after the evaporation season ends, can reduce the amount of potash we produce in that year or the following year by causing the potash crystals to dissolve and consume pond capacity. Similarly, lower‑than‑average temperatures or higher-than-average seasonal rainfall would reduce evaporation rates and therefore impact production. We experienced significant rainfall in the summer of 2019 at our Wendover facility which reduced the product available for sale in 2020. Similarly, our HB facility experienced a higher-than-average seasonal rainfall in the summer of 2021, which led to fewer tons available for sale in the second half of 2021 and in the spring of 2022. If we experience heavy rainfall or low evaporation rates at any of our solar solution mines, we would have less potash available for sale, and our sales and results of operations would be adversely affected. Reduced potash available for sale could also affect our ability to produce and sell byproducts such as salt and magnesium chloride.
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
Mining is an inherently hazardous industry, and accidents could result in significant costs or production delays.
Mining is hazardous and involves various risks and hazards that can result in serious accidents. If accidents or unforeseen events occur, or if our safety procedures are not followed or effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted, or we could be required to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or repair damaged facilities.
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
The grade of ore that we mine could vary due to the complex geology and mineralogy of our reserves, which could adversely affect our production and our results of operations.
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
•future potash and Trio® prices, operating costs, capital expenditures, royalties, severance and excise taxes, and development and reclamation costs;
•future mining technology improvements;
•the effects of governmental regulation; and
•variations in mineralogy.
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
    The U.S. Department of the Interior regulates the development of federal mineral resources-both potash and oil and gas-on federal lands in the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the U.S. Department of the Interior issued an updated order that provides guidance to the BLM and industry on the co-development of these resources. See Order 3324 issued by the Secretary of the Interior on December 4, 2012 ("2012 Secretary's Order").
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
The mining business is capital intensive and our inability to fund necessary or desirable capital expenditures could have an adverse effect on our growth and profitability.

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
    As of December 31, 2022, we had no outstanding borrowings under a revolving credit facility that allows us to borrow up to $150 million. We may incur additional indebtedness in the future. The agreements governing the credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
    Future indebtedness could have important consequences, including the following:
•limiting our ability to borrow additional money or sell additional shares of common stock to fund our working capital, capital expenditures, and debt service requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business;
•being more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;
•being vulnerable to a downturn in our business or the economy;
•requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flows for other purposes; and
•adversely affecting our business and financial condition if we default on or are unable to service our indebtedness, are unable to refinance such indebtedness on favorable terms or are unable to obtain additional financing, as needed.
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
The credit facility expires in 2027. In the future, we may be unable to obtain new financing or refinancing on acceptable terms, or at all.
Adverse conditions in the global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
    Global economic volatility and uncertainty, for example, as a result of rising interest rates, a recession or fear of a recession, global trade uncertainties, international conflicts, epidemics or other significant health concerns, and inflation, can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases due to this uncertainty, our results of operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume and increase our risk of non-payment by customers. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
Market upheavals due to military actions, pandemics, terrorist attacks, other catastrophic events, or economic repercussions from those events could reduce our sales or increase our costs.
Actual or threatened armed conflicts, such as, the Russia-Ukraine war, terrorist attacks, military or trade disruptions, or other catastrophic events, including the COVID-19 pandemic, affecting the areas where we or our competitors do business could disrupt the global market for potassium-based products. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of our products could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potassium-based products. These new regulations could result in lower sales or higher costs.
The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity.
Despite diversification across multiple industries, including agricultural, industrial, and feed, larger customers, at times, comprise a significant portion of our sales revenue. For example, in 2022, one customer in our potash and Trio® segments accounted for approximately 10%, or $35 million, of our total consolidated revenues. If we experience a significant decline in sales from our larger customers or in certain industries, it may be difficult to replace those sales which could have a material effect on our results of operations.
Risks Related to Compliance, Regulatory and Legal Issues
Changes in laws and regulations affecting our business, or changes in enforcement practices, could adversely affect our financial condition or results of operations.
We are subject to numerous federal, state and local laws and regulations covering a wide variety of business practices. Changes in these laws or regulations could require us to modify our operations, objectives, or reporting practices in ways that adversely impact our financial condition or results of operations. In addition, new laws and regulations, including economic sanctions, or new interpretations of or enforcement practices with respect to existing laws and regulations, could similarly impact our business.
For example, we are subject to significant regulation under MSHA and OSHA. High-profile mining accidents could prompt governmental authorities to enact new laws and regulations that apply to our operations or to more strictly enforce existing laws and regulations. See also “Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
If we are unable to obtain and maintain the required permits, governmental approvals, and leases necessary for our operations, could adversely affect our business.
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing and regulating the operations at each of our facilities. An agency's decision to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations. In addition, we could be required to expend significant amounts to obtain these permits, approvals, and leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities.
Any expansion of our existing operations would require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, the federal government must consider and study a project's likely environmental impacts. Based on the federal government's conclusion, it could require an environmental assessment or an environmental impact statement as a condition of approving a project or permit, which could result in significant time delays and costs. Furthermore, many of our operations take place on land that is leased from federal and state government authorities. Expansion of our existing operations could require securing additional federal and state leases. We may not be able to obtain or renew these leases on favorable terms or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss or non-renewal of a lease could adversely affect our ability to mine the associated reserves.
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2022 approximately 14% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue ("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019. As of February 2022, we are continuing to progress on the audit in cooperation with ONRR.
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
    The impact of climate change on our operations and our customers’ operations remains variable and uncertain. The physical effects of climate change could have an adverse effect on us and our customers as experts believe that climate change may be associated with more extreme weather conditions. These effects could include, but may not be limited to, changes in regional weather patterns, including drought and rainfall levels, timing and duration of wintry precipitation and snow events, water availability, sea levels, storm patterns and intensities and temperature levels, including increased volatility in seasonal temperatures via excessively hot or cold temperatures. These extreme weather conditions could vary by geographic location.
    Severe climate change could have an adverse effect on our costs, production, or sales, especially with respect to our solar operations, which require hot, arid summer weather conditions. Prolonged periods of precipitation or cooler weather during the evaporation season could reduce evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated freshwater run-off could change brine levels, impacting our mineral harvesting process at our Wendover facility. The occurrence of these events at our solar operations could lead to decreased production levels, increased operating costs and require us to make significant additional capital expenditures. Furthermore, weather conditions have historically caused volatility in the agricultural industry and, as a result, in our results of operations, by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our products and our customers’ creditworthiness. Weather conditions can also lead to drought or wildfires, which could adversely impact growers’ crop yields and the uptake of our products, which would reduce the need for application of our products for the following planting season, which could result in lower demand for our products and negatively impact the prices of our products. Finally, salt and magnesium chloride sales into the deicing market and our ability to utilize certain water rights for sale into oil and gas markets may be adversely affected by weather conditions in our markets. Any prolonged change in weather patterns in our markets, as a result of climate change or otherwise, could have a material impact on the results of our operations.
In recent years, the U.S. Congress considered legislation to reduce emissions of greenhouse gases (“GHGs”). Such initiatives could restrict our or our customers’ operations, require us or our customers to make changes in our respective businesses that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise materially adversely affect our financial condition and results of operations. In addition, a number of states are addressing GHG emissions, primarily through the development of emission inventories or regional GHG cap and trade programs. Depending on the particular program, we and our customers could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Independent of Congress, the Environmental Protection Agency ("EPA") has adopted regulations controlling GHG emissions under its existing authority under the CAA. For example, following its findings that emissions of GHGs present an endangerment to human health and the environment because such emissions contributed to warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources for conventional pollutants. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified production, processing, transmission and storage facilities in the U.S. on an annual basis.
Further, in December 2015, over 190 countries, including the U.S., reached an agreement to reduce global GHG emissions, also known as the Paris Agreement. The Paris Agreement entered into force in November 2016 after more than 170 nations, including the U.S., ratified or otherwise indicated their intent to be bound by the agreement. After previously withdrawing, the U.S. rejoined the Paris Agreement in January 2021. The U.S. and other countries' actions to implement the mandates of the Paris Agreement or otherwise impose regulations on our industry or our customers’ industries aimed at reducing GHG emissions could have an adverse effect on our business.
It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operations, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact us. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as Canada, Russia, and Belarus, are less stringent than in the U.S., our competitors could gain cost or other competitive advantages over us.
We have also made certain public statements regarding our commitment to the environment and our focus on protecting the environments, resources, and ecosystems surrounding our locations. Although we intend to work closely with communities and make it a priority to protect the natural resources surrounding our operation, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our goals will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current plans based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business.
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
We could incur significant liabilities under environmental remediation laws such as CERCLA due to the ownership or operations in our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA and similar state laws, in some circumstances liability may be imposed without regard to fault or legality of conduct and one party may be required to bear more than its proportional share of cleanup costs at a site. Liability under these laws involves inherent uncertainties.
We are also subject to federal and state environmental laws that regulate discharges of pollutants and contaminants into the environment, such as the CWA and the CAA. For example, our water disposal processes rely on dikes and reclamation ponds that could breach or leak, resulting in a possible prohibited release into the environment. Moreover, although the North and East mines in New Mexico and the Moab mine in Utah are designated as zero discharge facilities under the applicable water quality laws and regulations, these mines could experience some water discharges during significant rainfall events.
We expect that we will be required to continue to invest in environmental controls at our facilities and that these expenses could be significant. In addition, violations of environmental, safety, and health laws could subject us to civil and, in some cases, criminal sanctions. We could also be required to invest in additional equipment, facilities, or employees, or could incur significant liabilities, due to any of the following:
•changes in the interpretation of environmental laws;
•modifications or amendments to current environmental laws;
•the issuance of more stringent environmental laws; and
•malfunctioning process or pollution control equipment.
    The mining and processing of potash and langbeinite also generate residual materials that must be managed both during the operation of the facility and upon facility closure. For example, potash tailings, consisting primarily of salt, iron, and clay, are stored in surface disposal sites and require management. At least one of our New Mexico facilities, the HB mine, may have issues regarding lead in the tailings pile as a result of previous owners' operations. During the life of the tailings management areas, we have incurred and will continue to incur significant costs to manage potash residual materials in accordance with environmental laws and regulations and permit requirements.
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
The market price of our common stock has experienced, and may continue to experience, volatility. For example, during 2022, the market price of our common stock ranged between $27.79 and $121.72. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
▪our operating performance and the performance of our competitors;
▪the public's reaction to our press releases, other public announcements, or filings with the SEC;
▪changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;
▪variations in general economic, market, and political conditions;
▪changes in commodity prices or foreign currency exchange rates;
▪substantial sales of common stock by us in connection with future acquisitions or capital raising activities;
▪actions of our current stockholders, including sales of common stock by our directors and executive officers
▪the arrival or departure of key personnel;
▪other developments affecting us, our industry, or our competitors; and
▪the other risks described in this Annual Report.
Our financial position, cash flows, results of operations, and stock price could be materially adversely affected if commodity prices decline. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. Our stock price may experience extreme volatility due to uncertainty regarding, among other things, commodity prices. These market fluctuations may materially and adversely affect our stock price, regardless of our operating results.
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
The future issuance and sale of additional shares of our common stock, or by our announcement that the issuances and sales may occur, may adversely affect the market price of our common stock.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our current certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions:
•allow our Board of Directors to create and issue preferred stock with rights senior to those of our common stock without prior stockholder approval, except as may be required by NYSE rules;
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•prohibit stockholders from calling special meetings of stockholders;
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
Our Board of Directors may issue shares of preferred stock or additional shares of common stock without the approval of our stockholders, except as may be required by NYSE rules. Our board of directors may approve the issuance of preferred stock with terms that are senior to our common stock in right of dividends, liquidation, or voting. Our issuance of additional common shares or other equity securities of equal or senior rank will have the following effects:
•our pre-existing stockholders’ proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding common share may diminish; and
•the market price of the common stock may decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Overview of Properties
Our extraction and production operations are conducted entirely in the continental U.S. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico. We also have the West facility, which is a conventional underground potash mine that is not in operation and is in care-and-maintenance mode.
We operate Intrepid South located in Lea County in southeastern New Mexico, which is comprised of 21,834 surface acres, 27,868 acres of BLM grazing leases and 10,405 acres of pending State of New Mexico grazing leases. In March 2020, we sold approximately 320 surface acres from our Intrepid South property, reducing our surface acre ownership from 22,154 acres acquired at the time of purchase, to the 21,834 acres we operate today.
    We conduct most of our mining operations on properties that we lease from states or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.

The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2022, approximately 14% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 43% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
The following tables provide a summary of our mineral resources and reserves. Additional information is provided in the Individual Property Disclosures below.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2022, and 2021. Based on 406 $/potash product ton mine site and 425 $/langbeinite product ton mine site.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	370.0	15.0	200.0	14.0	570.0	15.0	—	—
Utah
Moab	113.0	26.0	190.0	25.0	303.0	25.0	38.0	23.0
Wendover	—	—	80.5	0.5	80.5	0.5	109.1	0.5
Total	483.0	18.0	471.0	16.0	953.5	17.0	147.1	6.0

Langbeinite
New Mexico
IPNM	50.0	10.0	60.0	10.0	110.0	10.0	—	—
Total	50.0	10.0	60.0	10.0	110.0	10.0	—	—
We did not have any material changes to our mineral resources during 2022. The material assumptions and criteria used for the mineral resource estimates are discussed in more detail in Section 11 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report.

Summary of Mineral Reserves in Millions of Product Tons of Potash and Langbeinite as of December 31, 2022, and 2021. Based on 325 $/potash product ton mine site and 340 $/langbeinite product ton mine site.
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Sylvinite
New Mexico[1]
IPNM	4.0	4.1	21.7	20.8	0.2	0.2	19.1	19.1	4.2	4.3	21.6	20.7
Utah
Moab[1]	1.8	1.9	27.2	27.2	0.6	0.6	27.8	27.8	2.4	2.5	27.3	27.5
Wendover[2]	—	—	—	—	1.7	1.8	0.5	0.5	1.7	1.8	0.5	0.5
Total	5.8	6.0	23.4	24.0	2.5	2.6	8.4	10.6	8.3	8.6	18.8	19.5

Langbeinite
New Mexico[3]
IPNM	4.6	4.9	8.6	8.5	1.2	1.2	9.1	9.1	5.8	6.1	8.7	8.6
Total	4.6	4.9	8.6	8.5	1.2	1.2	9.1	9.1	5.8	6.1	8.7	8.6
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
Our leased office space in Denver, Colorado, is approximately 26,000 square feet and has a term expiring on January 31, 2025. We lease approximately 1,400 square feet of office space in Albuquerque, New Mexico, which has a term expiring on May 31, 2027.
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.
Individual Property Disclosure - New Mexico
Overview
Our New Mexico operations ("IPNM") consists of our HB Solar Solution, East, West, and North Mines and are located in southeastern New Mexico in Eddy and Lea Counties in the Carlsbad Potash District ("CPD"). The location is further defined by the boundary of the Known Potash Leasing Area ("KPLA"). This BLM managed area consists of that part of the KPLA where the co-development guidelines for oil and gas and potash are in effect for federal lands under the 2012 Secretary's Order issued on December 4, 2021. The 2012 Secretary's Order revises and supersedes a previous Order issued in 1986 and corrected in 1987. The 2012 Secretary’s Order does not alter the boundaries of the area. The area also contains state lands that are managed by the State of New Mexico under the New Mexico Oil Conservation Division Order R‐111‐P ("R-111-P"). In general, the stated objective of the 2012 Secretary’s Order and R‐111‐P is to prevent waste of petroleum and mineral resources and maximize the economic recovery of oil, gas, and potash minerals in the area.

The geology of the potash‐bearing beds of the Carlsbad area is well documented. Overall, the potash‐bearing beds may be described as bedded sedimentary rocks, deposited across the Delaware Basin and Northwest Shelf backreef from the Capitan Reef. The Carlsbad area falls within the Delaware Basin, part of the Permian Basin. The Delaware Basin has a maximum width of approximately 100 miles and a length of approximately 150 miles, extending from north of Carlsbad, New Mexico, to Pecos County, Texas.
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
The two mining methods currently in practice at IPNM are high‐extraction mechanical underground room‐and‐pillar mining and solution mining. Mechanical mining is well suited to bedded deposits. All potash production at IPNM comes from the HB Solar Solution Mine in the 1st and 3rd ore zones. Trio® production is from langbeinite mined using room‐and‐pillar mechanical mining methods at the East Mine in the 3rd, 4th, and 5th ore zones. Historically, potash was sourced from the West Mine 5th, 7th, and 10th ore zones. Approximately 300 people are employed at IPNM.
The IPNM properties are pledged as collateral for our revolving credit facility. A reclamation bond is currently in place for approximately $4.4 million.
IPNM has all necessary operating permits and is in production, both underground and solution mining, and through permit reporting maintains environmental compliance. Environmental studies are conducted for major project expansions and modifications to any operations. The most recent Environmental Audit was completed in 2015 for the expansion of the HB In Situ Solution Mining project to include the solution mining of the abandoned Amax potash mine. The work referenced the initial Environment Impact Study ("EIS") for the HB In Situ Solar Solution Mining Project EIS.
East Mine and Plant
The East Mine is a high‐extraction, mechanical room‐and‐pillar mine. Potash was the primary product extracted from the mine until mining progressed to the mixed langbeinite and potash ore in the 5th ore zone. The mixed ore was processed into two products: potash sourced from the sylvinite portion of the mixed ore, and Trio® sourced from the langbeinite portion of the mixed ore. The East Mine plant was converted to a langbeinite‐only operation in April 2016 and potash is no longer produced from the East Mine. The maximum productive capacity of the plant is 400,000 tons of Trio® concentrate annually.
There are five active sections within the East Mine, the operations of which consist of a miner and a shuttle car loading onto a belt conveyor. Each mining section produces approximately 240,000 tons of run‐of‐mine ore each year. The long‐range production balanced with sales projections results in a long‐term annual production of 1.2 million tons of ore for 250,000 tons of Trio® annually.
During 2003 and 2004, we modified the East Plant to allow dual processing to recover the K2O value from both the sylvite and langbeinite fractions of the ore. Langbeinite, marketed as Trio®, is recovered using dense media separation and a fine langbeinite recovery circuit. Currently approximately one million tons per year of ore is processed at a rate of 300 tons per hour. The ore is crushed, screened, pulped, and rescreened. Coarse material is forwarded to the dense media separation ("DMS") circuit. The DMS concentrate is water leached, debrined, and dried. We separate the coarse product into the three Trio® products. We recover fine material from the screening process using gravity separation, leaching, debrining, and drying. We upgrade fine material to premium product using pelletization.
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
The North Plant provides classification, compaction, quality control, and load‐out services for production from the HB Solar Solution Mine. Belly dump trucks unload HB product into a dump pocket. We then send the material to surge bins. The product is screened, preheated, weighed, and sent to a compactor feed bin. Material is fed to the roll compactor, and resulting flakes are further reduced in size with the subsequent flake breaker and crusher. Product is then screened and sent to the curing dryer and screened once again before being sent to final product storage. The product is shipped to market in trucks or rail cars.
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
We anticipate the need to construct a new sylvite processing facility to handle the higher insoluble and higher carnallitic ores that are contained in the 8th and 10th ore zones. A new processing plant is expected to have a plant recovery of 75%, which is supported by the metallurgical test work done on the 10th ore zone ore by Tetra Tech in 2009 in support of Phase 1 of the North Mine Reopening Feasibility Study.

Leases and Permits
IPNM controls the right to mine approximately 143,000 acres in New Mexico. Of that acreage, 32,000 acres are leased from the State of New Mexico, 106,000 acres are leased from the U.S. through the BLM, and 300 acres of mineral rights are leased from private owners. IPNM owns 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the state or the federal government. These leases generally contain stipulations that require IPNM to commence mining operations within a specified term and continue mining to retain the lease. The stipulations on IPNM leases are subject to periodic readjustment by the applicable state government and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state.
History of Operations
Potash was first discovered in southwest New Mexico in 1925 in Eddy County, New Mexico, in Snowden McSweeney Well No. I on a V. H. McNutt permit near the center of the portion of the KPLA. Commercial potash shipments began in 1931. The mines have had numerous owners beginning with the U.S. Potash Company’s ownership of the West Mine from 1929 to 1956. Intrepid Mining, the predecessor to Intrepid, acquired the mines, excluding the Amax Mine, from Mississippi Potash, Inc. in 2004. Intrepid acquired the lease to the Amax Mine in 2012. A full ownership history for each mine is included in Section 5 of the technical summary report in Exhibit 96.1 to this Annual Report.
Mineral Resource and Reserves Comparison to Prior Year
We had no material changes in our mineral resource at the New Mexico Property at December 31, 2022, compared to December 31, 2021. Our New Mexico Property mineral reserve product tons at December 31, 2022, decreased from mineral reserve product tons at December 31, 2021, due to 2022 production.
Mineral Resource and Reserves
Overview
We continue ongoing exploration as a part of our operational long‐term planning. Exploration includes the drilling of core holes from the surface and underground, and the collection of channel samples, which are collected as mining advances. We provided Agapito Associates, Inc. ("Agapito") their dataset beginning in 2007. Since that time, we have added multiple data points by reassessing several drillholes. Our potash reserves are also identified from gamma ray geophysical logs in oil and gas wells. We estimate and quantify bed thickness and potash grade with input from 2,928 sample points. Extensive work was completed with geophysical tools in collaboration with the United States Geologic Survey ("USGS") to determine and verify potash grades from gamma logs. The dataset is from oil and gas wells, surface core holes, underground core holes, channel samples, shaft samples, and roof bolt holes. The key sample types include 7,209 drillholes and channel samples and are broken down by mining zone.
The characterization of the hydrogeology was completed for the HB In Situ Solution Mine by AECCOM in 2011 and is included as part of the publicly available EIS. The study confirmed the availability of water for the initial flooding of the solution mines at a pumping rate ranging from 177 to 1,440 gallons per minute.
Mineral Resource
The exploration drillhole and channel sample data were compiled to form the database, which serves as the basis for estimating the resources. As part of evaluating the mineral resource, we evaluated and reviewed the geologic setting and bed assignments. Of the data within the lease boundary, all data points contribute bed thickness, and several have assay information. The geology was modeled using Carlson Software (2020). A basic inverse distance squared algorithm was used with a search radius of ¾ mile to prepare the 100‐foot by 100‐foot grids for bed thickness and grade. The search radius was applied for Measured and Indicated Resources of ¼ mile and ¾ mile, respectively. Where data is dense, the nearest 25 data points were used to assign values for the grid block. The grids were multiplied by each other to compile a grade‐thickness ("GT") grid within the lease boundaries held by IPNM. The base grid was adjusted for each ore type cutoff. Key assumptions and parameters for resource estimation are listed in the tables below.
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

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2022 and 2021. Based on 406 $/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	370	15	56	45-59	75-85
Indicated mineral resources	200	14	29	45-59	75-85
Measured + Indicated resources	570	15	85
Inferred mineral resources	—		—

IPNM—Summary of Mineral Resource in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2022 and 2021. Based on 425 $/product ton mine site.
	Resources
	Langbeinite Mineralized Rock (Mt)			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
		Grade (%K2O)	Contained K2O

Measured mineral resources	50	10	5	32	68
Indicated mineral resources	60	10	6	32	68
Measured + Indicated resources	110	10	11
Inferred mineral resources	—
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff is the old workings boundary.
Mineral Resources were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
We did not have any material changes to our IPNM mineral resources during 2022. The material assumptions and criteria used for the IPNM mineral resource estimates are discussed in more detail in Section 11 of the Technical Report Summary in Exhibit 96.1 to this Annual Report.
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

Mineral reserves that are mined using solution mining methods are not subject to the traditional application of a cutoff grade, and instead operational limitations are considered. An operational limit of the flood elevation establishes the cutoff between resource and reserve for this deposit.
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
Solution Mined Reserves
Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)	Brine Cutoff Grade[2] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.4	21.7	4.0	2.0	85
Probable Mineral Reserves	0.3	19.1	0.2	2.0	85
Total Mineral Reserves[4]	5.7	21.6	4.2

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2022. Based on 340 $/product ton mine site
	ROM Ore (Mt)	In Situ Grade[3] (Diluted) (%K2O)	Product (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	17.3	8.6	4.6	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves[5]	21.5	8.7	5.8
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
Mineral Reserves were prepared effective December 31, 2021 by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid, and updated to December 31, 2022 by Intrepid to account for depletion that occurred due to 2022 mining operations.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine

IPNM—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)	Brine Cutoff Grade[2] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.5	20.8	4.1	2.0	85
Probable Mineral Reserves	0.3	19.1	0.2	2.0	85
Total Mineral Reserves[4]	5.8	20.7	4.3

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2021 Based on 340 $/product ton mine site
	ROM Ore (Mt)	In Situ Grade[3] (Diluted) (%K2O)	Product (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	18.1	8.5	4.9	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves[5]	22.3	8.6	6.1
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
Mineral Reserves were prepared effective December 31, 2021 by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine
Additional information regarding the methodology and key assumptions used to calculate the IPNM mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.1 to this Annual Report.
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
Individual Property Disclosure - Moab
Overview
The Moab property is in a unique high‐altitude desert landscape formed from the sandstone of ancient seafloors and sand dunes. Elevations range from 3,900 feet (ft) to 4,400 ft above mean sea level. The property is located approximately 20 miles west of Moab, Utah, which is 234 miles southeast of Salt Lake City, Utah. The Colorado River runs north–south along the eastern boundary of the property. The Moab property covers approximately 14,100 acres of land.
Moab’s potash leases include 10,100 acres from the State of Utah and approximately 200 acres from the U.S. through the BLM. Moab owns approximately 3,800 surface acres overlying and adjacent to portions of the mining leases with the State of Utah.

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
Mining at the Moab property is by the solution mining technique referred to as “selective solution mining.” Selective solution mining dissolves only the KCl component of the sylvinite and leaves the sodium chloride component underground.

KCl production is a function of brine grade and the well extraction rate and is limited by the solar ponds’ evaporation rate. Brine grade is a function of retention time within each bed.
Mining by solution methods ends with the delivery of the brine to the evaporation ponds. Mineral processing begins with pond sequencing to enhance crystallization of the potash. The crystals remaining in the ponds after solar evaporation are harvested and processed through the mill where the potash is separated from other salts, then concentrated by flotation. The concentrates are then dried, compacted, and screened into premium grades of white potash. We ship the product to market in trucks or rail cars. Both potash and salt products are processed at the plant facility at a rate of 400 to 1,200 tons per day. The Moab property exhibits the normal results of a surface salt-based operation and is in good working condition. A new compaction facility was installed in 2010.
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
The Moab property is pledged as collateral for our revolving credit facility. We have a reclamation bond in place for approximately $5.6 million, which we expect to increase to approximately $7.5 million. There are no other significant encumbrances to the Moab property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the Moab property. The Moab property holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
Our Moab potash leases include 10,100 acres from the State of Utah and approximately 200 acres from the U.S. BLM. We own approximately 3,800 surface acres overlying and adjacent to portions of the mining leases with the State of Utah.
History of Operations
Texasgulf, Inc. began conventional underground mining began in 1964, but various mining problems caused management to convert to a system combining solution mining and solar evaporation in 1971. Prior to 1970, approximately 6.5 million tons of sylvinite ore was mined and from that, 1.7 million tons of potash produced. Mining was by continuous miners and made difficult by the irregular floor, gas, and high rock temperatures. The height mined was typically eight feet. The dip of the ore was such that maintaining the miners in the seam was difficult. The seam floor rolls and folds resulted in an irregular mine plan with many large areas left unmined as pillars. In some areas, secondary mining resulted in high extraction.
We purchased the Moab Salt operation in 1999. In 2000, we drilled two new recovery wells to revitalize production from Bed 5. Production from Bed 5 had declined from near 100,000 tons in 1994 to 60,000 tons in 1999. After completion of the two new recovery wells, the brine concentration improved, and production increased to near 100,000 tons in 2001. Maintaining production at or near the target rate of 100,000 tons per year was difficult from Bed 5 because of declining product concentration. It was believed that solution mining over the prior 32 years had solution mined most of the remnant pillars in the old workings and that active solution mining was restricted to the updip faces of the mine ribs.
We evaluated methods to enhance the production rate and resulted in the decision to develop solution mining in Bed 9. Bed 9 is located 800 to 1,000 feet below Bed 5 and is of higher KCl content. Bed 9 had not been solution mined previously, although, some test mining was completed by the prior owners in the late‐1960s. A novel method of solution mining was adopted for recovery of potash from Bed 9. Moab Salt‐27 and Moab Salt‐28 were drilled “horizontally” in 2002 in Bed 9 to connect and provide pathways for the liquor injected in Moab Salt‐27 to contact the sylvinite and differentially dissolve the sylvite before being lifted from Moab Salt‐28. Currently, Moab Salt‐29 connects Moab Salt‐27 and ‐28 and serves as an alternative to Moab Salt‐27 for injection.
Mineral Resource and Reserves Comparison to Prior Year

We had no material changes in our mineral resource at the Moab Property at December 31, 2022, compared to December 31, 2021. Our Moab Property mineral reserve product tons at December 31, 2022 decreased from mineral reserve product tons reported at December 31, 2021, due to 2022 production.
Mineral Resource and Reserves
Overview
The ore resource model created from the exploration and sampling database in 2007 serves as the basis for this evaluation. Personal inspection of the properties has occurred over the years by Agapito personnel. The most recent inspection by Agapito took place on May 17, 2021. The inspection began with a tour of the tailings lake then the solar evaporating ponds. In addition, the injection and extraction wellfields, processing plant, product packaging and shipping areas were all inspected. During the site visit, harvesting was occurring, and the plant was operating. The plant is typically idle during the peak evaporation season from June 1 to September 1.
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

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place effective December 31, 2022 Based on 406 $/product ton mine site
	Resources
	Sylvinite[1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Cutoff [2]	Processing Recovery (%)

Measured mineral resources	113	26	30	Minimum of 3-ft and 18.95%K2O	83
Indicated mineral resources	190	25	47	Minimum of 3-ft and 18.95%K2O	83
Measured + Indicated mineral resources	303	25	77
Inferred mineral resources	38	23	9	Minimum of 3-ft and 18.95%K2O	83
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff for flooded old workings is the mining extents boundary.
Mineral Resources were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the Moab mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.2 to this Annual Report.
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

Moab—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade [1] (%K2O)	Product (Mt)	Brine Cutoff Grade 2 (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.5	27.2	1.8	1.9	83.0
Probable Mineral Reserves	0.8	27.8	0.6	1.9	83.0
Total Mineral Reserves	3.3	27.3	2.4
1 In situ grade is the amount of K2O in the contact areas of the caverns.
[2] Brine cutoff grade is the amount of K2O n the extracted brine necessary to cover the costs of production.
Mineral Reserves were prepared effective December 31, 2021 by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid, and updated to December 31, 2022 by Intrepid to account for depletion that occurred due to 2022 mining operations.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on a solution mine plan, dissolution factor of 89%, areal recovery of 94%, geologic factor 94%, plant recovery of 83%, product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

Moab—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade [1] (%K2O)	Product (Mt)	Brine Cutoff Grade 2 (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.6	27.2	1.9	1.9	83.0
Probable Mineral Reserves	0.8	27.8	0.6	1.9	83.0
Total Mineral Reserves	3.4	27.5	2.5
1 In situ grade is the amount of K2O in the contact areas of the caverns.
[2] Brine cutoff grade is the amount of K2O n the extracted brine necessary to cover the costs of production.
Mineral Reserves were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on a solution mine plan, dissolution factor of 89%, areal recovery of 94%, geologic factor 94%, plant recovery of 83%, product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the Moab mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.2 to this Annual Report.
Internal Controls
Moab has an internal protocol that provides for well‐defined, safe practices. Moab has SOPs in place for gamma‐ray logging, core handling, and sample collection. The cores are collected and analyzed for ore zone identification. Cores are compared to the gamma‐ray log to determine sampling intervals. Duplicate samples are collected with one sample sent to the on‐site lab and the other stored with the corresponding core box from which the sample was sourced.
Individual Property Disclosure - Wendover
Overview
The Wendover operation is located near the Nevada-Utah border along the western edge of Utah’s Great Salt Lake Desert and is situated within the Bonneville Salt Flats ("BSF"). The BSF is an enclosed-subbasin that contains 150 square miles of salt crust. Because the basin is closed topographically and has no outlet, loss of water is ultimately through evaporation. The

BSF was formed through the prolonged accumulation of evaporite minerals in conjunction with periodic lacustrine events. There are three aquifers known to exist beneath the BSF, in descending order, the shallow-brine aquifer, the alluvial-fan aquifer, and the deep-brine aquifer. We produce potash from the shallow-brine aquifer and the deep-brine aquifer. The climate in western Utah is arid with low precipitation and low relative humidity. Average rainfall is five inches and average evaporation is eighty inches.
We produce potash at the Wendover facility through solar evaporation of naturally occurring brines collected from the sedimentary basin adjacent to the processing facility via brine collection ditches and extraction wells. The potash content of the collected brine is concentrated by solar evaporation in a series of ponds to the point that solids are precipitated and can be collected. The precipitated solids are primarily sylvinite, a combination of NaCl and KCl. Harvested solid salts are hauled to the processing facility, where grinding and flotation processes are used to concentrate KCl. The concentrate is then leached with freshwater to remove most of the remaining NaCl. KCl is then dried, sized, and stored for shipment. Potash, NaCl, MgCL2, and metal recovery salt are shipped by truck and rail via Interstate 80 and the Union Pacific Railroad.
The Wendover potash operation is located in the westernmost part of Tooele County, Utah. The plant facilities and offices are located approximately three miles east of Wendover, Utah, on old US Highway 40. The site is approximately three miles east of the Nevada border and is primarily located south of Interstate 80, although portions of the site are located north of Interstate 80. The area of the Wendover mine operation is shown below. The facility, collection ditches, and evaporation systems cover approximately 90,300 acres (approximately 141 square miles). The majority of the ditch collection system is located to the south and east of the processing facilities.

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
We have operated the property continuously since 2004. The property exhibits the normal results of a surface salt-based operation and is in good working condition. We installed a new compaction facility in 2010, and a new product warehouse in 2012. We use monitoring wells drilled in October 2005 to evaluate brine quality in the shallow-brine aquifer.
Leases and Permits
Intrepid owns approximately 57,500 acres located in Township 1 North, Range 18 West; Township 1 South, Ranges 17, 18 and 19 West; Township 2 South, Ranges 18 and 19 West; and Township 3 South, Ranges 18 and 19 West.
The BLM and the State of Utah own approximately 32,800 acres of the Wendover site, which we lease (excluding lands used for highway and utility purposes). The State of Utah owns several state land trust sections within the site boundaries. We hold leases from the federal government that include 24,700 acres adjoining the Wendover property to the east. We also lease 8,100 acres of property from the State of Utah under special use and mineral leases. The state leases are interspersed among our property and the federal leases.
The Wendover property is pledged as collateral for our revolving credit facility. The only other significant encumbrance is a reclamation bond of $8.9 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
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
Mineral Resource and Reserves Comparison to Prior Year
We had no material changes in our mineral resource at the Wendover Property at December 31, 2022, compared to December 31, 2021. Our Wendover Property mineral reserve product tons at December 31, 2022 decreased from the mineral reserve product tons reported at December 31, 2021, due to 2022 production.
Mineral Resource and Reserves
Overview
The ore resource model used to determine resources and reserves was created from a database of brine sampling data in 2007 and include brine sample from the active mining horizon. Agapito has previous completed reserve estimation and analyses under SEC Guide 7, including personal inspection of the property. The most recent inspection was on May 19, 2021 and included the potash plant, evaporation ponds, wellheads, and ditches.
No traditional drilling exploration has taken place in Wendover. We monitor KCl grade from 27 wells that were drilled in October 2005. We sample these wells at least yearly to evaluate brine quality in the shallow-brine aquifer. Samples are evaluated at the on-site lab with full analysis capabilities, including X-ray fluorescence. Additional information on exploration can be found in Section 7 of the technical summary report in Exhibit 96.3 to this Annual Report.

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

Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2022 and 2021. Based on 406 $/product ton mine site
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
Mineral Resources were prepared Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves, on a 100% basis.
Mineral Resources are reported using Inverse Distance Squared (ID2) estimation methods.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the Wendover mineral resource can be found in Section 11 of the technical report summary in Exhibit 96.3 to this Annual Report.
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

Wendover—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	Sylvinite Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product (Mt)	Cutoff (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	88.2	0.5	1.7	0.3	85
Total Mineral Reserves	88.2	0.5	1.7	0.3
[1] Sylvinite brine is NaCl and KCl in solution at average concentrations by weight.
[2] Solution mining reserve cutoff is the grade at which production covers operating costs.
Mineral Reserves were prepared effective December 31, 2021 by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid, and updated to December 31, 2022 by Intrepid to account for depletion that occurred due to 2022 mining operations.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on an overall recovery factor of 60% and a product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

Wendover—Summary of Potash Mineral Reserves effective December 31, 2021. Based on 325 $/product ton mine site
	Sylvinite Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product (Mt)	Cutoff (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	88.5	0.5	1.8	0.3	85
Total Mineral Reserves	88.5	0.5	1.8	0.3
[1] Sylvinite brine is NaCl and KCl in solution at average concentrations by weight.
[2] Solution mining reserve cutoff is the grade at which production covers operating costs.
Mineral Reserves were prepared by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on an overall recovery factor of 60% and a product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet
Additional information regarding the methodology and key assumptions used to calculate the Wendover mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.3 to this Annual Report.
Internal Controls
Our Wendover operations have internal quality assurance and quality control procedures for sample collection. Monitoring wells are sampled at least yearly to evaluate brine quality in the shallow-brine aquifer. During the evaporation season, we collect daily brine samples at brine advancement points. We sample brackish ponds and transfer pumps weekly. We evaluate samples at an on-site lab with full analysis capabilities, including X-ray fluorescence.
Production
Our facilities have a current estimated annual productive capacity of approximately 390,000 tons of potash, and approximately 400,000 tons of langbeinite, based on current designs. Our annual production rates are less than our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.

Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2022, 2021, and 2020.
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
•Potash ore at the Moab facility is mined from two stacked ore zones: the original mine workings in Potash 5 and the horizontal caverns in Potash 9.
•The Moab mine has a current estimated productive capacity of approximately 110,000 tons of potash annually; evaporation rates have historically varied and, consequently, productive capacity may vary between approximately 75,000 and 120,000 tons of potash.
•Potash at Wendover facility is produced primarily from brine containing salt, potash, and magnesium chloride that is collected in ditches from the shallow aquifers of the West Desert. These materials are also collected from a deeper aquifer by means of deep-brine wells.
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
AMAX/Horizon Mine
•We acquired the potash leases associated with the AMAX/Horizon mine in October 2012. The AMAX/Horizon mine was in continuous operation between 1952 and 1993. This mine, similar to the HB mine, may be a viable candidate for solution mining similar to our HB mine.
•We obtained state and federal permits in 2015 to utilize these leases for solution mining. These permits may need to be updated if we decide to operate this facility. We expect to utilize the HB evaporation ponds and processing mill for the AMAX/Horizon mine. We have not yet made a decision to proceed with this potential development project; however, we may perform future work to determine if this idled underground mine is a viable solution mining opportunity.

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
Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2022, 2021, and 2020:

(tons in thousands)	Year Ended December 31,
	2022			2021			2020
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	672	13.7%	114	746	13.6%	117	724	15.2%	145
Moab	504	16.9%	105	648	15.0%	118	536	15.3%	104
Wendover	296	13.6%	51	338	13.3%	52	352	15.3%	59
	1,472		270	1,732		287	1,612		308
Langbeinite
East [2]	1,348	7.8%	226	1,057	8.6%	228	913	8.9%	213
Total Primary Products			496			515			521
1 Mill feed grade shown is as percent of K2O. Mill freed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).

Water and Byproduct Production
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas operations and developments in the Permian Basin near our Carlsbad facilities. During the extraction of potash and Trio®, we recover marketable salt, magnesium chloride, metal recovery salts, water, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. At our Moab and Wendover facilities, we also produce metal recovery salt, which is potash mixed with salt, in ratios requested by our customers. Metal recovery salt is a combination of potash and salt that chemically enhances the recovery of aluminum in recycling processing facilities. Our brines are used primarily by the oil and gas industry to support well development and completion activities.

ITEM 3.LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 14 of the Notes to Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES
We are committed to providing a safe and healthy work environment. The objectives of our safety programs are to eliminate workplace accidents and incidents, preserve employee health, and comply with all safety- and health-based laws. In order to achieve these objectives, we train employees on safe work practices; establish, follow, and improve safety standards; involve employees in safety processes; openly communicate safety matters with employees; and record, report, and investigate accidents, incidents, and losses to help avoid recurrence. As part of our ongoing safety programs, we collaborate with MSHA and the New Mexico Bureau of Mine Safety to identify and implement accident prevention techniques and practices.
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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 28, 2023, we had 59 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2017, through December 31, 2022, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	$54.62	$106.83	$95.61	$83.83
December 31, 2019	$56.93	$104.57	$125.70	$100.39
December 31, 2020	$50.74	$150.37	$148.81	$118.78
December 31, 2021	$89.77	$180.75	$191.48	$151.79
December 31, 2022	$60.65	$196.02	$156.77	$140.28

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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2022, through October 31, 2022	51,314	$41.69	51,314	$29,984,818
November 1, 2022, through November 30, 2022	346,868	$35.67	346,838	$17,613,343
December 1, 2022, through December 31, 2022	154,018	$32.81	139,772	$12,987,860
Total	552,200	$35.43	537,924	$12,987,860

1 Represents 537,954 shares of common stock purchased under the $35 million share repurchase program approved by the Board of Directors in February 2022, and 14,246 shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. As of December 31, 2022, approximately $13 million remained available for repurchase under the existing authorization.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and related notes contained in "Item 8. Financial Statements and Supplemental Data" of this Annual Report.
This Management's Discussion and Analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions as described under the heading "Cautionary Note Regarding Forward‑Looking Statements," in Part I of this Annual Report. Our actual results could differ materially from those anticipated by these forward‑looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report.
A discussion of the changes in our results of operations between the years ended December 31, 2021 and December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022, which is available free of charge on the SEC's website at www.sec.gov and our corporate website (www.intrepidpotash.com).
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas operations and development in the Permian Basin near our Carlsbad facilities. We continue to work to expand our sales of water. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land to other companies, where such sales provide a solution to a company's need.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2022, 2021, and 2020, a majority of our byproduct sales were accounted for in the potash segment.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, including impacts from global health issues, such as the COVID-19 pandemic, and other global disruptions. Given the dynamic nature of such disruptions, we cannot reasonably estimate the impacts of such disruptions, if any, on our financial condition, results of operations, liquidity or cash flows in the future. We expect that any such disruptions may have a material effect on revenue growth, financial condition, liquidity, and overall profitability in future reporting periods. Please see further discussion under "Item 1A. Risk Factors."
We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
•Potash pricing and demand. Potash remained a significant driver of our profitability, comprising 50% of our total sales in 2022. Our average net realized sales price for potash increased in 2022 to $713 per ton compared to $353 per ton for 2021. Throughout 2021, strong commodity pricing led to good application rates and multiple price increases during 2021 and the first half of 2022. Agricultural potash pricing started 2022 at $725 per ton and increased to $800 per ton in April 2022 as Belarusian sanctions and increasing concerns about global potash supply due to Russia's invasion of Ukraine drove further price appreciation. As a result of the higher pricing and good application rates for potash over the prior year, our customers were reluctant to carry over inventory after the spring season and demand slowed down considerably in second half of 2022 compared to 2021. Global demand for potash followed a similar trend in the second half of 2022 leading to ample supply of potash in most markets to end 2022 despite continued strong commodity pricing and favorable farmer economics. Agricultural potash pricing declined to $480 per ton in January 2023, a price level that has spurred an initial round of orders to start the spring season, although most customers remain cautious to purchase potash for their full spring needs immediately as sufficient supply continues to pressure spot pricing. Despite the near-term inventory levels, global potash production remains below normal levels due to sanctions on Belarusian potash and reduced production rates. Canadian producers responded with production increases at existing operations, but we still expect total potash production in 2023 to be below 2021 levels. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products. As a smaller producer relative to the overall market, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing.
•Trio® pricing and demand. Our average net realized sales price for Trio® increased to $479 per ton in 2022, compared to $295 per ton in 2021, as Trio® price followed price increases in potash. Similar to potash trends, buyers were reluctant to hold carryover inventory after the spring season and as potash supply increased in the second half of the year and pricing began to decrease, buyers were reluctant to purchase Trio® during the fourth quarter of 2022. In January 2023, we announced an updated Trio® price of $405 per ton for premium Trio®, $395 per ton for granular and $365 per ton for standard Trio®, but supply remains sufficient in most regions and pressure on potash spot prices continues to limit our customers' desire to hold significant inventory that is not committed for immediate application. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases as a result of the COVID-19 pandemic, and the price and availability of other potassium products.
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
•Water sales. Water sales increased in 2022 to $22.4 million, compared to $22.0 million in 2021 as oilfield activity in the Delaware Basin continued to be supported by strong oil prices. Although water sales have improved compared to previous years, some operators have switched to using exclusively recycled water or a combination of fresh water and recycled water when completing wells. We believe this change is due to the growing focus on environmentally responsible operations and a response to the large amounts of produced water that is present in certain basins and formations, such as the Delaware Basin in southeast New Mexico. By recycling and reusing produced water, operators are able to reduce freshwater purchases and decrease the cost of transporting and disposing of produced water into disposal wells. We believe operators are also more focused on reducing the initial capital investment for each well and are switching to lower-cost recycled water despite the potential long-term production advantages of fresh water.
An update to legal proceedings concerning our water rights is contained in Note 14 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
•Byproduct sales. Byproduct sales increased to $26.7 million in 2022 compared to $26.2 million in 2021, as improved brine and salt sales in our potash segment were mostly offset by reduced byproduct magnesium chloride and byproduct water sales.
•Weather impact. Evaporation rates in 2021 were below average across our facilities which led to decreased potash production in the second half of 2021 and in the spring of 2022 when compared to the prior year. We received a significant amount of rainfall at our HB facility in Carlsbad, New Mexico late in the summer of 2021, which limited the amount of solids available in our ponds. As a result of the reduced potash production, we recorded abnormal production costs of $3.6 million and $2.4 million in the third and fourth quarters of 2021, respectively.
•Diversification of products and services. We increased our revenue from other oilfield products and services in 2022, compared to 2021. As oilfield activity increased in the Delaware Basin throughout 2022, we saw a corresponding increase in revenue from right-of-way agreements, caliche sales, brine sales, and a produced water royalty. These sales generated revenue of $11.2 million in 2022, compared to $7.2 million in 2021, and with the exception of our brine sales, incur either minimal or no operating expense.

Consolidated Results

(in thousands)	Year Ended December 31,
	2022	2021
Sales[1]	$337,568	$270,332

Cost of Goods Sold	$152,276	$161,421

Gross Margin	$141,408	$55,764

Income Before Income Taxes	96,509	40,965
Income Tax (Expense) Benefit	(24,289)	208,869
Net Income	$72,220	$249,834

Average Net Realized Sales Price per Ton[2]
Potash	$713	$353
Trio®	$479	$295

1Sales include sales of byproducts which were $26.7 million and $26.2 million for the years ended December 31, 2022 and 2021, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2022, and 2021
    Sales
Our total sales increased $67.2 million, or 25% in 2022, compared to 2021, as potash segment sales increased $39.6 million, Trio® segment sales increased $21.8 million, and our oilfield solutions segment sales increased $5.9 million.
Our potash sales increased $38.1 million in 2022, compared to 2021, primarily as our potash average net realized sales price per ton increased 102%, partially offset by a 33% decrease in tons of potash sold. Generally strong crop prices supported good potash demand and combined with global potash supply concerns due to the uncertainty of potash supplied from Eastern Europe, drove the increase in our average net realized sales price per ton. Potash tons sold declined in 2022 compared to 2021, as we had fewer tons of potash available to sell during the first half of 2022, and we sold fewer tons during the second half of 2022 as customers were reluctant to purchase tons for the upcoming spring application season due to anticipated price declines. Our potash segment byproduct sales increased $1.5 million in 2022, due mainly to an increase in byproduct salt and brine water sales, partially offset by a decrease in byproduct magnesium chloride sales.
Our Trio® sales increased $22.8 million in 2022, compared to 2021, as our Trio® average net realized sales price per ton increased 62%, partially offset by a 18% decrease in tons of Trio® sold. Generally strong crop prices and the relative value of Trio® compared to potash drove good demand for Trio®. Our Trio® tons sold decreased as we sold fewer tons during the second half of 2022 as, like potash customers, Trio® customers were reluctant to purchase tons for the upcoming spring application season due to anticipated price declines. Our Trio® byproduct sales decreased $1.1 million in 2022, due to a decrease in byproduct water sales. Our Trio® byproduct water sales decreased as a larger portion of our total water sales were sourced from our oilfield solution segment.
Our oilfield solutions segment sales increased by $5.9 million in 2022, compared to 2021, as continued robust oil and gas activities near our facilities in New Mexico drove increased demand for our oilfield segment products and services.
    Cost of Goods Sold
Our total cost of goods sold decreased $9.1 million, or 6%, in 2022, as compared to 2021. Our potash segment cost of goods decreased $10.8 million, or 12%, and our Trio® segment cost of goods sold decreased $0.2 million, partially offset by an increase $1.9 million in our oilfield solutions segment cost of goods sold.
Our potash cost of goods sold mainly decreased due to selling 33% fewer tons of potash in 2022 compared to 2021. While we sold fewer tons in 2022, our weighted average carrying cost per ton increased as various production costs increased due to inflationary pressures. In addition, we produced fewer tons of potash and, because most of our production costs are fixed, a decrease in tons produced causes our weighted average price per ton to increase. We also incurred increased royalty expense as our potash sales revenue increased during 2022.
Our Trio® segment cost of goods sold decreased slightly in 2022 compared to 2021. While we sold 18% fewer tons of Trio® in 2022, our weighted average carrying costs increased due to operating an additional shift during 2022 and increases in various production costs due to inflationary pressures. We also incurred increased royalty expense as our Trio® revenues increased.
Our oilfield solutions segment cost of goods sold increased in 2022, as we incurred increased utility costs due to inflationary pressures, increased depreciation expense related to new infrastructure placed in service in 2022, and increased royalty expense due to an increase in water revenue.
Abnormal Production Costs
During the third quarter of 2021, the Carlsbad, New Mexico area where our HB solar solution mining facility is located, received significant rainfall, well above the historical rainfall average during this period, along with higher than normal humidity and cooler than average temperatures, all of which reduced our pond production and our ability to extract brine. Because of the wet, humid weather and cooler temperatures, we had fewer harvestable tons of potash from our HB solution ponds. Accordingly, we recorded abnormal production costs of $6.0 million in 2021. We did not incur any abnormal production costs in 2022.
Gross Margin
Our gross margin percentage increased to 42% in 2022, compared to 21% in 2021. The increase was driven primarily by an increase in sales revenue due to an increase in our average net realized sales price per ton for both potash and Trio®, and not incurring any abnormal production costs during 2022.
Selling and Administrative Expense
    In 2022, selling and administrative expenses increased $7.8 million or 33% from 2021. The increase in 2022 was due several factors including a $3.1 million increase in equity compensation expense primarily related to certain market-condition awards that had accelerated expense recognition in 2022 because the market-condition for those awards was met sooner than originally estimated. We incurred increased wages and benefits expense due to generally a company-wide salary increase in early 2022, and we hired additional employees in 2022. We incurred increased legal expenses primarily relating to continuing legal issues concerning our water rights and other legal issues. We also saw increased travel and related expenses because our 2021 travel expenses were lower than average due to the continued COVID-19 concerns. Finally, we incurred an increase in lease expense, as we leased additional office space in 2022.
    Gain (Loss) on Sale or Disposal of Assets
During 2022, we recorded a $7.5 million loss on the sale or disposal of assets compared to a gain of $2.5 million during 2021. During the fourth quarter of 2022, we worked on drilling a new extraction well for our HB solar solution mine. During the drilling process, the planned well failed and we expensed approximately $6.2 million of costs related to the project. In addition, we also incurred approximately $1.2 million in losses related to the disposal of various other assets in the normal course of business
In May 2021, we sold 326 acres of land in Texas for $6.0 million and recognized a gain on the sale of the land of $2.8 million. We purchased this land in May 2019 for the development of a produced water disposal facility and had permitted two disposal wells on the property.
Other Operating Expense
    In 2022, we recognized other operating expense of $4.7 million compared to $0.2 million in 2021. During 2022, we recorded $1.8 million of additions in our allowance for obsolete inventory, accrued $1.7 million for fines and penalties related to an encroachment of surface minerals at Intrepid South, $1.6 million related to potential underpayment of royalties found during an ongoing royalty audit by the Department of the Interior's Office of Natural Resources Revenue ("ONRR") and care and maintenance expenses of $0.6 million. During 2021, we recorded care and maintenance expenses of $0.6 million that were partially offset by other operating income of $0.4 million related to earning certain contractual bonuses on a project to modify the tailings pond at our West facility. We modified our West tailings pond to allow for the construction of an underground natural gas pipeline near our West facility.
    Interest Expense

    Interest expense decreased $1.4 million in 2022, compared to 2021, as we repaid the outstanding balance of our Series B Senior Notes in June 2021, and we repaid the outstanding balance on our credit facility in early August 2021. We had no outstanding long-term debt or an outstanding balance on our credit facility during 2022.
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
Income Tax
During 2022 we recorded income tax expense of $24.3 million compared to an income tax benefit of $208.9 million in 2021. During 2021, our valuation allowance for deferred tax assets decreased as we released $215.9 million from the valuation allowance during the fourth quarter. We released the valuation allowance because our long-term projection of future taxable income indicated that we will be able to realize the value of most of our deferred tax assets in the future.
Net Income
Our 2022 net income decreased $177.6 million to $72.2 million. The decrease was primarily due to the income tax benefit recorded in 2021 of $208.9 million related to releasing $215.9 million of our valuation allowance for deferred taxes, and recording a $10.1 million gain related to the forgiveness of the PPP loan, partially offset by the improvement in our 2022 gross margin, as discussed above. Excluding the release of our valuation allowance for deferred taxes and the gain related to the forgiveness of our PPP loan, our net income would have been approximately $30.9 million in 2021.
Potash Segment Results

	Year Ended December 31,
(in thousands)	2022	2021
Sales[1]	$191,378	$151,751
Less: Freight costs	14,780	17,483
Warehousing and handling costs	5,305	5,169
Cost of goods sold	76,524	87,281
Costs associated with abnormal production and other	—	5,973
Gross Margin	$94,769	$35,845
Depreciation, Depletion, and Amortization Incurred[2]	$26,572	$26,828
Potash Sales Volumes (tons in thousands)	222	331
Potash Production Volumes (tons in thousands)	270	287
Average Potash Net Realized Sales Price per Ton[3]	$713	$353
1Potash segment sales include byproduct sales which were $22.8 million and $21.3 million for the years ended December 31, 2022, and 2021, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2022, and 2021
    Our total potash segment sales in 2022 increased $39.6 million, or 26%, as compared to 2021, as potash sales recorded in the potash segment increased 29% and potash segment byproduct sales increased 7%.
Potash sales recorded in the potash segment increased $38.1 million, or 29%, in 2022 compared to 2021, as the average potash net realized sales price per ton increased 102%, partially offset by a 33% decrease in potash tons sold. Generally strong crop commodity prices combined with global potash supply concerns due to the uncertainty of potash supplied from Eastern Europe drove the increase in our average potash net realized sales price per ton. We sold 33% fewer tons of potash in

2022 as our agricultural customers were reluctant to purchase potash during the second half of 2022 that was not committed for immediate application.
Potash segment byproduct sales increased $1.5 million, or 7%, in 2022 compared to 2021, due to a $3.4 million increase in byproduct salt sales, a $1.6 million increase in byproduct brine water sales, partially offset by a $3.1 million decrease in byproduct magnesium chloride sales and a $0.4 million decrease in byproduct water sales. Our salt sales increased as we increased sales in the industrial salt market in 2022. Our byproduct brine water sales increased due to increased oil and gas activities near our facilities in New Mexico during 2022. Our magnesium chloride sales decreased as mild winter weather in various parts of the U.S. in the early part of 2022, followed by wet spring weather reduced demand for magnesium chloride used as a deicing agent in the winter months and as a dedusting agent in the spring and summer months. Our potash byproduct water sales decreased as a larger percentage of our water sales were from our Intrepid South property. Water that is used in the production of potash is recorded as byproduct revenue in our potash segment and water sold from our Intrepid South property is recorded as revenue in our oilfield solutions segment. Generally, the source from where we sell water is based on the location that is nearest to the location where a customer needs the water.
Potash cost of goods sold decreased $10.8 million, or 12%, in 2022, compared to 2021, mainly due to a 33% decrease in potash tons sold. While our potash tons sold decreased 33% in 2022, our weighted average carrying cost per ton increased due to increased royalties as our sales revenue increased, an increase in labor and benefits expense due to a company-wide salary increase in early 2022, and increased utility expenses due to inflationary pressures and we incurred increased property taxes, and insurance expenses. Additionally, reduced production at our HB facility also increased our per ton of cost of goods sold because most of our production costs are fixed.
Potash segment freight expense decreased 15%, in 2022, compared to 2021, mainly related to selling 33% fewer tons of potash, partially offset by increased freight rates. Our freight expense is also impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
We produced 6% fewer tons of potash during 2022 compared to 2021, as our potash production declined during the first half of 2022, because we had fewer harvestable tons of potash in our HB solution ponds after the abnormally wet weather in the Carlsbad, New Mexico area during the summer of 2021. Because of the abnormally wet weather during the summer of 2021, we recorded $6.0 million of abnormal production costs in 2021. We did not record any abnormal production costs in 2022.
Our potash segment gross margin increased $58.9 million in 2022, compared to 2021, due to the $39.6 million increase in potash segment sales, decreases in our cost of goods sold and freight expenses, and not incurring abnormal production costs.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2022, and 2021.

	Year Ended December 31,
	2022	2021
Agricultural	69%	78%
Industrial	8%	6%
Feed	23%	16%

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2022	2021
Sales[1]	$117,826	$96,058
Less: Freight costs	19,661	20,656
Warehousing and handling costs	4,442	4,113
Cost of goods sold	54,600	54,847
Gross Margin	$39,123	$16,442
Depreciation, Depletion, and Amortization incurred[2]	$4,370	$5,477
Sales Volumes (tons in thousands)	197	239
Production Volumes (tons in thousands)	226	228
Average Net Realized Sales Price per Ton[3]	$479	$295
1Trio® segment sales include byproduct sales which were $3.9 million and $4.9 million for the years ended December 31, 2022, and 2021, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2022, and 2021
    Our total Trio® segment sales increased $21.8 million, or 23%, in 2022, as compared to 2021, as Trio® sales increased 25%, partially offset by a 22% decrease in Trio® segment byproduct sales.
Our 2022 Trio® sales increased $22.8 million, or 25%, in 2022, as compared to 2021, as our average net realized sales price per ton increased 62%, partially offset by an 18% decrease in Trio® tons sold. Our Trio® average net realized sales price per ton increased as generally strong crop prices and the relative value of Trio® compared to potash drove good demand for Trio®. Our Trio® tons sold decreased as we sold fewer tons during the second half of 2022 as, like potash customers, Trio® customers were reluctant to purchase tons for the upcoming spring application season due to anticipated price declines. Our Trio® byproduct sales decreased $1.1 million in 2022, due to a decrease in byproduct water sales. Our Trio® byproduct water sales decreased as a larger portion of our total water sales were sourced from our Intrepid South property and recorded in our oilfield solution segment.
Trio® freight costs decreased 5% in 2022, compared to 2021, mainly related to selling 18% fewer tons of Trio®, partially offset by increased international sales and increased freight rates. We incur more freight expense on our international Trio® sales compared to our domestic Trio® sales. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs. Generally, our Trio® freight expense is higher than our potash freight expense because we generally sell potash to regional customers located closer to our production facilities.
Our Trio® cost of goods sold decreased slightly in 2022, as compared to 2021. While we sold 18% fewer Trio® tons in 2022, our weighted average carrying cost per ton of Trio® increased as we incurred increased contract labor expenses to operate an additional shift in 2022. We also incurred higher labor and benefits expenses due to a company-wide salary increase in early 2022, increased royalty expense due to increased sales revenues, increased utility expenses due to inflationary pressures, and we incurred increased property taxes and insurance expenses.
Our Trio® segment gross margin increased $22.7 million in 2022, compared 2021, mainly due to the increase in our Trio® average net realized sales price as discussed above.
Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2022	82%	18%
For the year ended December 31, 2021	92%	8%
For the year ended December 31, 2020	85%	15%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2022	2021
Sales	$28,668	$22,770
Less: Cost of goods sold	21,152	19,293
Gross Margin	$7,516	$3,477
Depreciation, Depletion, and Amortization incurred	$3,298	$2,996

Oilfield Solutions Segment Results for the Years Ended December 31, 2022, and 2021
    Our oilfield solutions segment sales increased 26% in 2022, compared to 2021. Water sales increased $1.9 million in 2022 to $17.5 million. Sales from right-of-way agreements, surface damages and easements increased $1.9 million, brine water sales increased $1.5 million, and produced water disposal royalties increased $0.5 million.
Our oilfield solutions sales are highly correlated to oil and gas activities near our facilities in New Mexico. Overall sales increased due to increased oil and gas activities in 2022, compared to 2021, as oil prices continued to support oil and gas exploration activities in the Permian Basin near our Intrepid South property in southeast New Mexico.
Cost of goods sold increased 10% in 2022, compared to 2021, as we incurred increased contract labor expenses to meet the additional demand for our oilfield solution segment products and services. We also incurred increased utility costs due to inflationary pressures, increased depreciation related to new infrastructure placed in service in 2022, and increased royalty expense due to increased water revenue.
Gross margin increased $4.0 million, or 116%, in 2022 compared to 2021, due to the factors described above.
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
    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water and other products and services is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that vary with the grade of ore extracted. Our average royalty rate was 4.8%, 4.7%, and 5.0% in 2022, 2021, and 2020, respectively.
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
Income Taxes
We are a subchapter C corporation and are therefore, subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining how much of a valuation allowance to recognize we consider our projections of future taxable income. All available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We have concluded a valuation allowance of $2.0 million was required as of December 31, 2022, and December 31, 2021.
The amount of valuation allowance was the same in 2022 as compared to 2021. Our effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 25.2%, (509.9)%, and 0.0%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance or release, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction.
The effective tax rate for the year ended December 31, 2022, differs from the U.S. federal statutory rate primarily due to state income taxes, while the effective tax rate for the years ended December 31, 2021, and 2020, differs from the U.S. federal statutory rate due to the change in valuation allowance.
During the year ended December 31, 2022, we recognized $19.4 million of deferred federal tax expense, $3.9 million of deferred state tax expense, and $1.0 million of current state income tax expense. During the year ended December 31, 2021, we recognized $157.3 million of deferred federal tax benefit, $51.7 million of deferred state tax benefit and $0.2 million of current state income tax expense. For the year ended December 31, 2020, we recognized an immaterial amount of income tax expense.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2022, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded it is more likely than not that most of our $187.8 million of deferred tax assets will be realized.
Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2022, we generated $88.8 million in cash flows from operating activities and we ended the year with $18.5 million of cash and cash equivalents, compared with cash on hand of $36.5 million at December 31, 2021.
As of December 31, 2022, we had $149.0 million available to borrow under our credit facility, no outstanding borrowings, and $1.0 million outstanding in a letter of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies, as determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing revolving credit agreement. We also may raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.
    The following summarizes our cash flow activity for the years ended December 31, 2022, and 2021:

	Year ended December 31,
	2022	2021
	(In thousands)
Cash flows provided by operating activities	$88,821	$79,067
Cash flows used in investing activities	$(79,179)	$(14,823)
Cash flows used in financing activities	$(27,704)	$(47,282)

    Our revolving credit agreement contains restrictions on our ability to declare and pay dividends. The terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million.
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2022, was $88.8 million, an increase of $9.8 million compared with the year ended December 31, 2021. The increase was mainly driven by an increased potash and Trio® net realized sales price partially offset by reduced sales volumes of both potash and Trio®. Operating cash flows included a $32.6 million refund paid in September 2022 of a customer's prepayment for future water deliveries.
Investing Activities
    Total cash used in investing activities increased $64.4 million in 2022, compared to 2021, primarily related to a $48.9 million increase in additions to property, plant, equipment, and mineral properties. Purchases of investments increased $12.0 million compared to the prior year primarily due to investments in investment grade, short-term debt instruments. In May 2021, we sold 326 acres of land in Texas that was adjacent to our South ranch for $6.0 million. This land was originally purchased in May 2019 for the potential development of a produced water disposal facility. Proceeds from the sale of property, plant, equipment, and mineral properties totaled $4.8 million during 2020 due primarily to a strategic sale of land on our Intrepid South property.
Financing Activities
    Total cash flows used in financing activities decreased $19.6 million in 2022, as compared to 2021. During 2022, we paid $22.0 million under a share repurchase program. We did not repurchase any shares in 2021. During 2021, we made payments under our credit facility of $29.8 million and in June 2021, we paid $15.6 million, including the make-whole payment, to retire our Series B Senior Notes. We did not have any outstanding borrowings under our credit facility in 2022.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, is at our sole discretion and is dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. For the twelve months ended December 31, 2022, we repurchased 608,657 shares with a total cost of $22.0 million, or a weighted average price per share of $36.17. As of December 31, 2022, we have approximately $13.0 million of remaining availability under the share repurchase program.
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
Credit Facility
    In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR (London Interbank Offered Rate) to SOFR (Secured Overnight Financing Rate) as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2022, we made no borrowings or repayments under the facility. For the year ended December 31, 2021, we made no borrowings and made $29.8 million repayments, under the facility. As of December 31, 2022, and 2021, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $149.0 million available under the facility as of December 31, 2022.
    We were in compliance with the applicable covenants under the facility as of December 31, 2022.

Capital Investments
    During 2022, we paid cash of $68.7 million to acquire property, plant, equipment, and mineral properties.
We expect to make capital investments in 2023 of $60 million to $75 million. We anticipate spending approximately $25 million to $35 million on sustaining capital projects in 2023, with the remainder of our estimated spending on opportunity projects. We have significant discretion over our opportunity capital investments in 2023 and we may adjust our investment plans as our expectations for 2023 change. We anticipate our 2023 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
Critical Accounting Estimates
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
Our significant accounting policies are further described in Note 2 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report. We believe the following accounting policies include a higher degree of subjective and complex judgments in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® to the most directly comparable GAAP measure for the years ended December 31, 2022, and 2021 (in thousands, except per ton amounts):

	Potash Segment
	2022	2021
Total Segment Sales	$191,378	$151,751
Less: Segment byproduct sales	22,807	21,291
Potash freight costs	10,336	13,639
Subtotal	$158,235	$116,821

Divided by:
Potash tons sold (in thousands)	222	331
Average net realized sales price per ton	$713	$353

	Trio® Segment
	2022	2021
Total Segment Sales	$117,826	$96,058
Less: Segment byproduct sales	3,864	4,933
Trio® freight costs	19,660	20,656
Subtotal	$94,302	$70,469

Divided by:
Trio® Tons sold (in thousands)	197	239
Average net realized sales price per ton	$479	$295

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
Interest Rate Fluctuations
Balances outstanding under the amended $150 million credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries. As of December 31, 2022, we had no borrowings outstanding on this facility and $1 million in an outstanding letter of credit under the facility.
Geographic Concentration
Our mines, facilities, and many of our customers are concentrated in the western half of U.S. and are, therefore, affected by weather and other conditions in this region.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Realizability of deferred tax assets
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax assets, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and projected future operating results. As of December 31, 2022, the Company had gross deferred tax assets of $187.8 million and a related valuation allowance of $2.03 million.
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
Denver, Colorado
March 7, 2023

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$18,514	$36,452
Short-term investments	5,959	—
Accounts receivable:
Trade, net	26,737	35,409
Other receivables, net	790	989
Inventory, net	114,816	78,856
Other current assets	4,863	5,144
Total current assets	171,679	156,850
Property, plant, equipment, and mineral properties, net	375,630	341,117
Water rights	19,184	19,184
Long-term parts inventory, net	24,823	29,251
Long-term investments	9,841	4,576
Other assets, net	7,294	6,842
Non-current deferred tax asset, net	185,752	209,075
Total Assets	$794,203	$766,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$18,645	$9,068
Income taxes payable	8	41
Accrued liabilities	16,212	22,938
Accrued employee compensation and benefits	6,975	6,805
Other current liabilities	7,036	34,571
Total current liabilities	48,876	73,423

Asset retirement obligation	26,564	27,024
Operating lease liabilities	2,206	1,879
Other non-current liabilities	1,479	1,166
Total Liabilities	79,125	103,492

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 12,687,822 and 13,149,315 shares outstanding
at December 31, 2022 and 2021, respectively	13	13
Additional paid-in capital	660,614	659,147
Retained earnings	76,463	4,243
Less treasury stock, at cost	(22,012)	—
Total Stockholders' Equity	715,078	663,403
Total Liabilities and Stockholders' Equity	$794,203	$766,895
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$337,568	$270,332	$196,954
Less:
Freight costs	34,137	37,892	37,135
Warehousing and handling costs	9,747	9,282	9,431
Cost of goods sold	152,276	161,421	135,843
Lower of cost or net realizable value inventory adjustments	—	—	4,015
Costs associated with abnormal production	—	5,973	—
Gross Margin	141,408	55,764	10,530

Selling and administrative	31,799	23,998	25,476
Accretion of asset retirement obligation	1,961	1,858	1,738
Litigation settlement	—	—	10,075
Loss (gain) on sale or disposal of assets	7,470	(2,542)	(4,250)
Other operating expense	4,738	178	735
Operating Income (Loss)	95,440	32,272	(23,244)

Other Income (Expense)
Equity in earnings of unconsolidated entities	689	—	—
Interest expense, net	(101)	(1,468)	(4,289)
Interest income	176	—	—
Other income	305	48	384
Gain on extinguishment of debt	—	10,113	—
Income (Loss) Before Income Taxes	96,509	40,965	(27,149)

Income Tax (Expense) Benefit	(24,289)	208,869	(5)
Net Income (Loss)	$72,220	$249,834	$(27,154)

Weighted Average Shares Outstanding:
Basic	13,151,752	13,098,871	12,993,225
Diluted	13,452,233	13,391,362	12,993,225
Income (Loss) Per Share:
Basic	$5.49	$19.07	$(2.09)
Diluted	$5.37	$18.66	$(2.09)
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital(1)	Retained Earnings (Accumulated) Deficit	Total Stockholders' Equity
	Shares	Amount(1)
Balance, December 31, 2019	12,955,351	$13	$—	$653,080	$(218,437)	$434,656
Net loss	—	—	—	—	(27,154)	(27,154)
Stock-based compensation	—	—	—	3,821	—	3,821
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	83,969	—	—	(172)	—	(172)
Exercise of stock options	10,500	—	—	108	—	108
Balance, December 31, 2020	13,049,820	13	—	656,837	(245,591)	411,259
Net income	—	—	—	—	249,834	249,834
Stock-based compensation	—	—	—	3,012	—	3,012
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	90,844	—	—	(791)	—	(791)
Exercise of stock options	8,651	—	—	89	—	89
Balance, December 31, 2021	13,149,315	13	—	659,147	4,243	663,403
Net income	—	—	—	—	72,220	72,220
Stock-based compensation	—	—	—	6,152	—	6,152
Purchase of treasury stock	(608,657)	—	(22,012)	—	—	(22,012)
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	136,446	—	—	(4,795)	—	(4,795)
Exercise of stock options	10,718	—	—	110	—	110
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
(1) - Amounts have been retroactively restated for all prior periods to reflect the one-for-ten reverse split of our common stock effected on August 14, 2020.
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss)	$72,220	$249,834	$(27,154)
Depreciation, depletion, and amortization	34,711	35,635	35,788
Amortization of intangible assets	322	322	322
Accretion of asset retirement obligation	1,961	1,858	1,738
Amortization of deferred financing costs	265	314	425
Stock-based compensation	6,152	3,012	3,821
Reserve for obsolescence	1,750	2,108	492
Allowance for doubtful accounts	—	—	75
Loss (gain) on disposal of assets	7,470	(2,542)	(4,250)
Equity in earnings of unconsolidated entities	(689)	—	—
Gain on extinguishment of debt	—	(10,113)	—
Lower of cost or net realizable value inventory adjustments	—	—	4,015
Other	—	—	(116)
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,673	(12,615)	1,158
Other receivables, net	140	589	(609)
Inventory, net	(33,283)	7,358	(291)
Other current assets	191	(1,974)	2,305
Deferred tax assets, net	23,323	(209,075)	—
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,596)	13,456	2,331
Income tax payable	(33)	42	(50)
Operating lease liabilities	(2,025)	(2,508)	(2,234)
Other liabilities	(28,731)	3,366	13,379
Net cash provided by operating activities	88,821	79,067	31,145

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(68,696)	(19,789)	(16,443)
Proceeds from sale of property, plant, equipment, and mineral properties	58	6,042	4,786
Purchase of investments	(13,047)	(1,076)	(3,500)
Proceeds from redemptions/maturities of investments	2,506	—	—
Net cash used in investing activities	(79,179)	(14,823)	(15,157)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(15,000)	(35,000)
Debt prepayment costs	—	(505)	(1,869)
Proceeds from loan under CARES Act	—	—	10,000
Proceeds from borrowings on credit facility	—	—	10,000
Repayments of borrowings on credit facility	—	(29,817)	—
Payments of financing lease	—	(1,258)	(74)
Capitalized debt costs	(1,007)	—	(36)
Employee tax withholding paid for restricted shares upon vesting	(4,795)	(791)	(172)
Repurchases of common stock	(22,012)	—	—
Proceeds from exercise of stock options	110	89	108
Net cash used in financing activities	(27,704)	(47,282)	(17,043)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(18,062)	16,962	(1,055)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	37,146	20,184	21,239
Cash, Cash Equivalents, and Restricted Cash, end of period	$19,084	$37,146	$20,184

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest, net of $0.3 million of capitalized interest in 2022, $0.1 million in 2021, and $0.1 million in 2020	$113	$875	$2,467
Income taxes	$1,015	$193	$97
Accrued purchases for property, plant, equipment, and mineral properties	$8,532	$2,192	$344
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
Our extraction and production operations are conducted entirely in the continental U.S. We produce potash from three solution mining facilities: our HB solution mine in Carlsbad, New Mexico, our solution mine in Moab, Utah and our brine recovery mine in Wendover, Utah. We also operate our North compaction facility in Carlsbad, New Mexico, which compacts and granulates product from the HB mine. We produce Trio® from our conventional underground East mine in Carlsbad, New Mexico.
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
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2022, 2021, and 2020, a majority of our byproduct sales were accounted for in the potash segment.
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
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, the cost of drilling production wells, and the cost of other development work, all of which are capitalized. Exploration costs include geological and geophysical work performed on areas that do not yet have proven and probable reserves declared. These costs are expensed as incurred. Depletion of mineral properties is calculated using the units-of-production method over the estimated life of the relevant ore body. The lives of reserves used for accounting purposes are shorter than current reserve life determinations due to uncertainties inherent in long-term estimates. These reserve life estimates have been prepared by us and reviewed and independently determined by mine consultants. Tons of potash and langbeinite in the proven and probable reserves are expressed in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. In addition, the provisions of our mineral leases, including royalty provisions, are subject to periodic readjustment by the state and federal government, which could affect the economics of our reserve estimates. Significant changes in the estimated reserves could have a material impact on our results of operations and financial position.
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
We evaluate our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such circumstances may include but are not limited to (1) significant adverse changes in the manner the asset is used, or (2) significant adverse changes in legal factors or economic conditions, including adverse actions by regulatory authorities. We did not record any impairments to our intangible assets in 2022 and 2021.
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
Leases—We determine if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. If readily determinable, we use the implicit rate in the lease to determine the present value of future lease payments. If the implicit rate is not readily determinable, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use ("ROU") assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. We account for lease and non-lease components as a single lease component, and we do not apply the requirements of ASC Topic 842 to short-term leases with a term of one year or less at inception.
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
Cash and Cash Equivalents and Investments—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.
We classify our investments in debt securities, which include U.S treasury and government agency obligations, and corporate bonds and notes, as held-to-maturity investments because we have the intent and ability to hold these investments to maturity. Our held to maturity investments are carried at amortized cost.
We use the equity method of accounting for investments in limited partnerships where we own more than 3% of the limited partnership, as required by the Securities and Exchange Commission. Under this method of accounting, we record our share of the net earnings or losses of the investee in the "Other Operating Income (Expense)" section of our Consolidated Statements of Operations.
We record equity investments without a readily determinable fair value using the measurement alternative of cost, with adjustments for observable changes in prices resulting from orderly transactions for the identical or similar investments of the same issuer, or impairment.
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

Reverse Stock Split—On August 10, 2020, after receiving stockholder approval, the Board of Directors approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock, par value $0.001 per share, by a ratio of one-for-ten. The reverse stock split was effected on August 14, 2020. Additionally, the total number of authorized shares of our common stock was reduced to 40,000,000 shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
Treasury Stock —Repurchases of our common stock are accounted for at cost and are recorded as treasury stock.
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
    Pronouncements Issued But Not Yet Adopted—We believe that all recently issued accounting pronouncements from the FASB either do not apply to us or will not have a material impact on our Consolidated Financial Statements.

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

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$72,220	$249,834	$(27,154)

Basic weighted average common shares outstanding	13,152	13,099	12,993
Add: Dilutive effect restricted common stock	191	221	—
Add: Dilutive effect of stock options outstanding	109	71	—
Diluted weighted average common shares outstanding	13,452	13,391	12,993

Earnings (loss) per share:
Basic	$5.49	$19.07	$(2.09)
Diluted	$5.37	$18.66	$(2.09)

The following table shows anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2022	2021	2020
Anti-dilutive effect of restricted shares	63	57	246
Anti-dilutive effect of stock options outstanding	—	156	309

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$18,514	$36,452	$19,515
Restricted cash included in "Other current assets"	25	175	150
Restricted cash included in "Other assets, net"	545	519	519
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,084	$37,146	$20,184
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2022, 2021, and 2020 represents amounts whose use is restricted by contractual agreements with the BLM or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2022 represents cash deposits with supply vendors.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2022, and 2021, respectively (in thousands):

	December 31,
	2022	2021
Finished goods product inventory	$74,777	$42,492
In-process inventory	24,767	27,211
Total product inventory	99,544	69,703
Current parts inventory, net	15,272	9,153
Total current inventory, net	114,816	78,856
Long-term parts inventory, net	24,823	29,251
Total inventory, net	$139,639	$108,107
During the years ended December 31, 2022, and December 31, 2021, we recorded no charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the year ended December 31, 2020, we recorded charges of approximately $4.0 million, as a result of routine assessments of the lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
Parts inventories are shown net of any required allowances. During the years ended December 31, 2022, 2021, and 2020, we recorded reserves for obsolete parts inventory of $1.8 million, $2.1 million and $0.5 million, respectively.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2022	2021
Land	$24,136	$24,136
Ponds and land improvements	73,501	69,261
Mineral properties and development costs	146,333	144,255
Buildings and plant	89,014	84,268
Machinery and equipment	288,345	272,323
Vehicles	7,399	6,855
Office equipment and leasehold improvements	10,436	8,956
Operating lease ROU assets	5,908	7,763
Breeding stock	329	308
Construction in progress	47,188	11,469
Total property, plant, equipment, and mineral properties, gross	$692,589	$629,594
Less: accumulated depreciation, depletion, and amortization	(316,959)	(288,477)
Total property, plant, equipment, and mineral properties, net	$375,630	$341,117
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation	$29,805	$29,447	$29,697
Depletion	3,168	3,979	3,952
Amortization of ROU assets	1,738	2,209	2,139
Total incurred	$34,711	$35,635	$35,788

Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2022	Balance, December 31, 2021
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$3,663	$3,398
Liabilities
Current operating lease liabilities	Other current liabilities	$1,608	$1,655
Non-current operating lease liabilities	Operating lease liabilities	$2,206	$1,879

    Other information related to lease term and discount rate is as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term - operating leases	2.5 years	2.5 years

Weighted average discount rate - operating leases	5.4%	4.6%

    The components of lease expense are as follows (amounts in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operating lease expense	$1,904	$2,370	$2,434
Short-term lease expense	150	122	117
Total lease expense	$2,054	$2,492	$2,551

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,889	$2,336
Finance cash flows from finance leases	—	1,258

Right-of-Use Assets exchanged for new operating lease liabilities	2,305	1,849

    As of December 31, 2022, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases
2023	$1,737
2024	1,437
2025	633
2026	123
2027	33
Thereafter	—
Total future minimum lease payments	$3,963
Less - amount representing interest	149
Present value of future minimum lease payments	$3,814
Less - current lease obligations	1,608
Long-term lease obligations	$2,206

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
As of December 31, 2022, and December 31, 2021, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2022		December 31, 2021
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(495)	$2,694	$(360)
Surface damage and easement agreements	3,723	(685)	3,723	(498)
Total	$6,417	$(1,180)	$6,417	$(858)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2022, 2021, and 2020 was $0.3 million. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

Note 9— DEBT
    Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR (London Interbank Offered Rate) to SOFR (Secured Overnight Financing Rate) as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2022, we made no borrowings and made no repayments under the facility. For the year ended December 31, 2021, we made no borrowings and made $29.8 million repayments, under the facility. For the year ended December 31, 2020, we borrowed $10.0 million and made no repayments under the facility. As of December 31, 2022, and 2021, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $149.0 million available under the facility as of December 31, 2022.
We were in compliance with the applicable covenants under the facility as of December 31, 2022.
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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.4 million, $1.5 million, and $4.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
    Amounts included in interest expense for the years ended December 31, 2022, 2021, and 2020 (in thousands) are as follows:

	Year ended December 31,
	2022	2021	2020
Interest expense on borrowings	$—	$654	$2,033
Commitment fee on unused credit facility	155	70	74
Make-whole payments	—	505	1,868
Amortization of deferred financing costs	265	314	425
Gross interest expense	420	1,543	4,400
Less capitalized interest	319	75	111
Interest expense, net	$101	$1,468	$4,289

Note 10— ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the closure and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to close and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our abandonment liabilities range from 6.9% to 9.7%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, changes in the estimated timing of the reclamation activities or if federal or state regulators enact new requirements regarding the abandonment or reclamation of mines.
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Asset retirement obligation, at beginning of period	$27,024	$23,872	$22,250
Liabilities settled	(1,533)	—	(116)
Liabilities incurred	297	—	—
Changes in estimated obligations	(885)	1,294	—
Accretion of discount	1,961	1,858	1,738
Total asset retirement obligation, at end of period	$26,864	$27,024	$23,872
Less current portion of asset retirement obligation	$(300)	$—	$—
Long-term portion of asset retirement obligation	$26,564	$27,024	$23,872
    We estimate approximately $6.4 million in asset retirement payments may occur in the next five years.

Note 11— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2022, and 2021, we had $2.4 million and $33.8 million of contract liabilities, respectively, of which $0.9 million and $32.9 million were current as of December 31, 2022 and 2021, respectively, and included in "Other current liabilities" on the consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
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
Our contract liability activity for the years ended December 31, 2022, 2021, and 2020 is shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$33,788	$30,419	$16,612
Additions	1,823	4,310	17,657
Refund of prepayments	(32,579)	—	—
Recognized as revenue during period from the beginning balance	(658)	(941)	(3,850)
Ending balance	$2,374	$33,788	$30,419

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2022, 2021, and 2020. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$168,571	$—	$—	$(304)	$168,267
Trio®	—	113,962	—	—	113,962
Water	1,637	3,302	17,510	—	22,449
Salt	11,270	562	—	—	11,832
Magnesium Chloride	6,472	—	—	—	6,472
Brines	3,428	—	2,670	—	6,098
Other	—	—	8,488	—	8,488
Total Revenue	$191,378	$117,826	$28,668	$(304)	$337,568

	Year Ended December 31, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$130,460	$—	$—	$(247)	$130,213
Trio®	—	91,125	—	—	91,125
Water	2,050	4,355	15,594	—	21,999
Salt	9,592	578	—	—	10,170
Magnesium Chloride	7,847	—	—	—	7,847
Brines	1,802	—	1,129	—	2,931
Other	—	—	6,047	—	6,047
Total Revenue	$151,751	$96,058	$22,770	$(247)	$270,332

	Year Ended December 31, 2020
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$92,500	$—	$—	$(322)	$92,178
Trio®	—	65,344	—	—	65,344
Water	1,253	4,444	14,701	—	20,398
Salt	8,103	499	—	—	8,602
Magnesium Chloride	4,855	—	—	—	4,855
Brines	1,349	—	438	—	1,787
Other	—	—	3,790	—	3,790
Total Revenue	$108,060	$70,287	$18,929	$(322)	$196,954

Note 12— COMPENSATION PLANS
Cash Bonus Programs—We use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance and we expect to pay in March 2023 a cash bonus to our employees under our 2022 bonus program. We met our performance metrics related to our 2021 cash bonus program and paid a cash bonus in March 2022. While we did meet certain performance metrics related to our 2020 cash bonus program, we did not pay a cash bonus under our 2020 cash bonus program.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2022, 300,268 restricted shares and options to purchase 273,206 shares of common stock were outstanding. As of December 31, 2022, approximately 1.1 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $6.2 million, $3.0 million, and $3.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $7.2 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.2 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2022, the Compensation Committee granted 53,202 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued employment or service.
In 2022, the Compensation Committee granted 6,635 restricted shares to non-employee members of the Board of Directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2022, 2021, and 2020 was $66.07, $37.49, and $14.49, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in March 2022, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the grant date if the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2025. The share price achievement goals of these awards have been met as of December 31, 2022, and will vest over three years subject to continued employment.
Under the Plan in March 2022, the Compensation Committee also granted restricted shares of common stock with service and market conditions to another member of our executive team as part of his annual compensation package. This grant vests over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goal for this award has been met as of December 31, 2022, and will vest on June 30, 2023, and June 30, 2024.

Under the Plan in March 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 11, 2024. The share price achievement goals of these awards were met in 2021, and the awards vest over three years from the grant date subject to continued employment.
Under the Plan in December 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. This grant vests over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before December 23, 2025. As of December 31, 2022, share price achievement goals have been met and one-half of the shares will vest in 2023, and one-half will vest in 2024.
Under the plan in 2020, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. The 2020 grant vests over two years from the quarter ended in which the volume weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before June 8, 2024. The market conditions for this award were met in 2021, and 47,259 shares vested during 2022 and 47,259 shares will vest in 2023.
During 2022, share price achievement targets were met for shares granted to a member of the executive team in 2019 and 54,570 shares vested in 2022.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2022, 2021, and 2020, was $62.32, $23.76 and $19.22, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2021, 2020, and 2019:

	2022	2021	2020
Closing stock price on grant date	$66.33	$42.03	$13.80
Risk free interest rate	2.2%	1.1%	0.6%
Dividend yield	—%	—%	—%
Estimated volatility	79.8%	89.0%	83.9%
Expected life	6.0 years	5.5 years	6.0 years

A summary of all activity relating to our restricted shares for the year ended December 31, 2022, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	407,597	$24.95
Granted with service only condition	59,837	$66.07
Granted with service and market conditions	50,837	$62.32
Vested, service only condition	(97,831)	$24.84
Vested, service and market conditions	(103,677)	$21.47
Forfeited, service only condition	(13,561)	$32.17
Forfeited, service and market conditions	(2,934)	$51.06
Restricted shares of common stock, end of period	300,268	$46.36

Non-Qualified Stock Option Activity
We have not granted any non-qualified stock options to our employees since 2018. A summary of all stock option activity for the year ended December 31, 2022, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	283,924	$28.33
Granted	—	$—
Exercised	(10,718)	$10.30
Forfeited	—	$—
Expired	—	$—
Outstanding non-qualified stock options, end of period	273,206	$29.04	$1,532,646	4.7

Vested or expected to vest, end of period	273,206	$29.04	$1,532,646	4.7

Exercisable non-qualified stock options, end of period	273,206	$29.04	$1,532,646	4.7
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
The total intrinsic value of exercised options to purchase stock during 2022 was $0.6 million. The total intrinsic value of exercised options to purchase stock during 2021 and 2020 was immaterial for each year.
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

A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current portion of income tax expense (benefit):
Federal	$—	$—	$(42)
State	966	206	47
Deferred portion of income tax expense:
Federal	19,430	(157,348)	—
State	3,893	(51,727)	—
Total income tax expense (benefit)	$24,289	$(208,869)	$5
A reconciliation of the federal statutory income tax rate of 21% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Federal taxes at statutory rate	$20,267	$8,603	$(5,701)
Add:
State taxes, net of federal benefit	5,406	1,278	(1,316)
Change in valuation allowance	—	(215,910)	6,320
PPP loan forgiveness	—	(2,115)	—
Change in federal and state tax rates	(125)	138	3
Percentage depletion	(827)	(463)	—
Other	(432)	(400)	699
Net expense (benefit) as calculated	$24,289	$(208,869)	$5

Effective tax rate	25.2%	(509.9)%	—%
    Our effective tax rate for the years ended December 31, 2022, differs from the U.S. federal statutory rate due to state income taxes, while our effective tax rates for the years ended December 31, 2021, and 2020, differs from the U.S. federal statutory rate due to the change in valuation allowance.
    As of December 31, 2022, and 2021, we had gross deferred tax assets of $187.8 million and $211.1 million, respectively. During the year ended December 31, 2022, our deferred tax assets decreased primarily from our usage of prior year net operating losses to offset current year income. Included in gross deferred tax assets as of December 31, 2022 were approximately $186.0 million of federal net operating loss carryforwards, which expire beginning in 2034, and approximately $261.0 million of state net operating loss carryforwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$119,919	$131,496
Federal and state net operating loss carryforwards	53,440	59,331
Asset retirement obligation	7,409	6,900
Deferred revenue	607	8,628
Other	4,540	2,883
Federal R&D credits	1,870	1,870
Total deferred tax assets	187,785	211,108
Valuation allowance	(2,033)	(2,033)
Deferred tax asset, net	$185,752	$209,075
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
    As of December 31, 2022, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded that it is more likely than not that most of our $187.8 million of deferred tax assets will be realized. During 2022, our valuation allowance did not change as we continue to maintain a valuation allowance of $2.0 million against our deferred tax assets related to federal and state research and development credits as we forecast these will expire before being used. Our deferred tax assets, net of the valuation allowance at December 31, 2022, and 2021, was $185.8 million and $209.1 million, respectively
The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the tax jurisdictions in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter the apportionment of income among the states for income tax purposes. These changes to apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the statement of operations.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2022, and 2021, we had no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.

We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2019.
Note 14— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2022, and 2021, we had $24.6 million and $23.0 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2022, and 2021, $0.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $24.1 million and $22.5 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Water Rights
In February 2019, an expedited inter se proceeding commenced to determine the validity of our Pecos River water rights, representing approximately 20,000 acre feet per year. On December 17, 2021, the adjudication court entered its findings of fact and conclusions of law, which held that our predecessors in interest had forfeited all but approximately 5,800 feet of water per year, and further ruled that, of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. On March 17, 2022, the adjudication court entered the subfile order and partial final judgment and decree, which adopted the court's December 17, 2021 findings of fact and conclusion of law and specifies our right to 150 acre feet per annum of water for industrial-salt processing use. On April 15, 2022, we filed a notice of appeal of the adjudication court's ruling on the validity of our water rights. The appeal is currently before the New Mexico Court of Appeals and the matter has been fully briefed.
In 2017 and 2018 the New Mexico Office of the State Engineer (“OSE”) had granted us preliminary authorizations to sell approximately 5,700 acre feet of water per year from our Pecos River water rights. The preliminary authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights are ultimately found to be invalid. If our appeal of the adjudication court's ruling is unsuccessful, we may have to repay for the water we sold under the preliminary authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our statement of operations related to this legal matter.
In March 2021, we received notice from a customer of a default under the terms of a long-term sales contract because we have not been able to deliver water to diversion points specified in the contract. We had relied primarily upon our Pecos River water rights to deliver water under this contract, the majority of which are currently unavailable due to the factors discussed above. Under this contract we have received quarterly installments of approximately $3.9 million for the future delivery of water to the customer. In April 2021, we agreed to suspend the second quarter and future quarterly installments due from the customer as we continued to work to resolve the issue. In December 2021, we amended our long-term sales agreement with the customer due to our inability to deliver water. In the amendment, we agreed to suspend all rights and obligations of both parties under the agreement until July 1, 2022. During the suspension period, we had no obligation to deliver water and our customer has no obligation to take water, if available, or make quarterly payments to us. In August 2022, the customer notified us that they were terminating the long-term sales contract and in September 2022, we refunded the $32.6 million outstanding contract liability we had with this customer. See Note 11—Revenue above for additional information.
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

The settlement did not have a material impact on our results of operations and the JMA was terminated effective May 1, 2022.
As of December 31, 2022 we have estimated contingent liabilities recorded in "Other current liabilities" on the consolidated balance sheets of $4.2 million, mainly related to a trespass issue at Intrepid South and the potential underpayment of royalties in 2012 to 2016. At December 31, 2021, our estimated contingent liabilities was immaterial.
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
•Level 1—Quoted prices in active markets for identical assets and liabilities.
•Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3—Significant inputs to the valuation model that are unobservable.
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
Cash Equivalents—As of December 31, 2022, and December 31, 2021, we had cash equivalents of $1.7 million and zero, respectively.
Held-to-Maturity Investments—As of December 31, 2022, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. We had no held-to-maturity investments at December 31, 2021.
Our held-to-maturity investments at December 31, 2022, are carried at amortized cost and consist of the following (amounts in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$3,992	$—	$(24)	$3,968
Government bonds	1,967	—	(18)	1,949
Total	$5,959	$—	$(42)	$5,917
Long-term
Corporate bonds	$499	$—	$(10)	$489
Government bonds	1,935	—	(26)	1,909
Total	$2,434	$—	$(36)	$2,398
Equity Investments without a Readily Determinable Fair Value—As of December 31, 2022, and 2021, we had a $3.5 million non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL"). This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during 2022 or 2021.
Equity Method Investments—We have committed to invest $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $3.2 million and $1.1 million of cash as of December 31, 2022, and 2021, respectively. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag and is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the year ended December 31, 2022, our proportional share of Ovation's net income was $0.7 million.

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

Contributions
Year Ended December 31, 2022	$1,760
Year Ended December 31, 2021	$1,633
Year Ended December 31, 2020	$1,569

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

Year Ended December 31, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$191,378	$117,826	$28,668	$(304)	$337,568
Less: Freight costs	14,780	19,661	—	(304)	34,137
Warehousing and handling costs	5,305	4,442	—	—	9,747
Cost of goods sold	76,524	54,600	21,152	—	152,276
Gross Margin	$94,769	$39,123	$7,516	$—	$141,408
Depreciation, depletion, and amortization incurred[2]	$26,572	$4,370	$3,298	$793	$35,033

Year Ended December 31, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$151,751	$96,058	$22,770	$(247)	$270,332
Less: Freight costs	17,483	20,656	—	(247)	37,892
Warehousing and handling costs	5,169	4,113	—	—	9,282
Cost of goods sold	87,281	54,847	19,293	—	161,421
Costs associated with abnormal production and other	5,973	—	—	—	5,973
Gross Margin	$35,845	$16,442	$3,477	$—	$55,764
Depreciation, depletion, and amortization incurred[2]	$26,828	$5,477	$2,996	$656	$35,957

Year Ended December 31, 2020	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$108,060	$70,287	$18,929	$(322)	$196,954
Less: Freight costs	17,026	20,431	—	(322)	37,135
Warehousing and handling costs	4,857	4,574	—	—	9,431
Cost of goods sold	73,496	50,902	11,445	—	135,843
Lower of cost or NRV inventory adjustments	1,130	2,885	—	—	4,015
Gross Margin (Deficit)	$11,551	$(8,505)	$7,484	$—	$10,530
Depreciation, depletion, and amortization incurred[2]	$26,536	$6,068	$2,663	$843	$36,110

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
In 2022, we had one customer in our potash and Trio® segments that accounted for approximately $35.0 million of our total consolidated revenues. See Item 1A. "Risks Related to Financial Position, Indebtedness and Additional Capital Needs - The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity."
In 2021, and 2020, no customer accounted for more than 10% of our sales.
In each of the last three years ended December 31, 2022, 2021, and 2020, 94%, 97%, and 97%, respectively, of our total sales were sold to customers located in the U.S. All of our long-lived assets are located in the U.S.
We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
    Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash and cash equivalents totaled $18.5 million and $36.5 million at December 31, 2022, and 2021, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.
Note 20— SHARE REPURCHASE PROGRAM
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
In 2022, we repurchased 608,657 shares of our common stock and paid $22.0 million under the share repurchase program. We repurchased no shares of our common stock in 2021 or 2020.
As of December 31, 2022, we have approximately $13.0 million of remaining availability under the share repurchase program.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2020
Allowances deducted from assets
Deferred tax assets - valuation allowance	$211,623	$6,320	$—	$217,943
Reserve for parts inventory obsolescence	616	492	(58)	1,050
Allowance for doubtful accounts and other receivables	480	275	(200)	555
Total allowances deducted from assets	$212,719	$7,087	$(258)	$219,548

For the Year Ended December 31, 2021
Allowances deducted from assets
Deferred tax assets - valuation allowance	217,943	—	(215,910)	2,033
Reserve for parts inventory obsolescence	1,050	2,108	—	3,158
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$219,548	$2,108	$(215,910)	$5,746

For the Year Ended December 31, 2022
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	—	—	2,033
Reserve for parts inventory obsolescence	3,158	1,750	(3,646)	1,262
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$5,746	$1,750	$(3,646)	$3,850

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2022, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference into this Annual Report.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm (KPMG LLP, Denver, CO Auditor Firm ID 185)
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
    (2)    Financial Statement Schedule

Schedule	Schedule Description
Schedule II	Schedule of Valuation and Qualifying Accounts
Schedule II is filed as part of this Annual Report and is set forth immediately following the Notes to the Consolidated Financial Statements referred to above. All other financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	*
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012
10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019

10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal as administrative agent.	8-K	August 9, 2022
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.12	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.13	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.14	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 23, 2022
10.15	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.16	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.17	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.18	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.19	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.20	Form of Retention Agreement+	10-K	March 12, 2019
10.21	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.22	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.23	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of Agapito Associates, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
96.1	Technical Report Summary for Intrepid Potash - New Mexico	10-K/A	March 15, 2022
96.2	Technical Report Summary for Intrepid Potash - Moab	10-K/A	March 15, 2022
96.3	Technical Report Summary for Intrepid Potash - Wendover	10-K/A	March 15, 2022

99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit.
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement
ITEM 16.FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 7, 2023	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board and Chief Executive Officer	March 7, 2023
Robert P. Jornayvaz III

/s/ Matthew D. Preston	Chief Financial Officer (Principal Financial Officer)	March 7, 2023
Matthew D. Preston

/s/ Chris A. Elliott	Director	March 7, 2023
Chris A. Elliott

/s/ Lori A. Lancaster	Director	March 7, 2023
Lori A. Lancaster

/s/ Mary E. McBride	Director	March 7, 2023
Mary E. McBride

/s/ William M. Zisch	Director	March 7, 2023
William M. Zisch

/s/ Barth E. Whitham	Lead Director	March 7, 2023
Barth E. Whitham