Form 10-Q
period 2023-03-31
Intrepid Potash, Inc.
filed 2023-05-04
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 30, 2023, the registrant had outstanding 13,158,552 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$10,451	$18,514
Short-term investments	4,960	5,959
Accounts receivable:
Trade, net	39,211	26,737
Other receivables, net	854	790
Inventory, net	107,174	114,816
Prepaid expenses and other current assets	4,432	4,863
Total current assets	167,082	171,679

Property, plant, equipment, and mineral properties, net	387,851	375,630
Water rights	19,184	19,184
Long-term parts inventory, net	24,820	24,823
Long-term investments	10,824	9,841
Other assets, net	7,138	7,294
Non-current deferred tax asset, net	184,091	185,752
Total Assets	$800,990	$794,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$14,858	$18,645
Accrued liabilities	14,368	16,212
Accrued employee compensation and benefits	6,181	6,975
Other current liabilities	8,843	7,044
Total current liabilities	44,250	48,876

Advances on credit facility	5,000	—
Asset retirement obligation, net of current portion	27,099	26,564
Operating lease liabilities	1,814	2,206
Finance lease liabilities	1,219	—
Other non-current liabilities	1,315	1,479
Total Liabilities	80,697	79,125
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,759,990 and 12,687,822 shares outstanding
at March 31, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	661,323	660,614
Retained earnings	80,969	76,463
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	720,293	715,078
Total Liabilities and Stockholders' Equity	$800,990	$794,203
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales	$86,920	$104,399
Less:
Freight costs	11,590	10,237
Warehousing and handling costs	2,733	2,476
Cost of goods sold	56,245	44,510
Gross Margin	16,352	47,176

Selling and administrative	8,858	6,789
Accretion of asset retirement obligation	535	490
Loss on sale of assets	200	100
Other operating expense (income)	1,385	(267)
Operating Income	5,374	40,064

Other Income (Expense)
Equity in earnings of unconsolidated entities	821	—
Interest expense, net	—	(33)
Interest income	85	—
Other income	13	530
Income Before Income Taxes	6,293	40,561

Income Tax Expense	(1,787)	(9,139)
Net Income	$4,506	$31,422

Weighted Average Shares Outstanding:
Basic	12,694	13,160
Diluted	12,875	13,595
Earnings Per Share:
Basic	$0.35	$2.39
Diluted	$0.35	$2.31
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	4,506	4,506
Stock-based compensation	—	—	—	1,746	—	1,746
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	72,168	—	—	(1,037)	—	(1,037)
Balance, March 31, 2023	12,759,990	$13	$(22,012)	$661,323	$80,969	$720,293

	Three-Month Period Ended March 31, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$—	$659,147	$4,243	$663,403
Net income	—	—	—	—	31,422	31,422
Stock-based compensation	—	—	—	1,167	—	1,167
Exercise of stock options	8,727	—	—	90	—	90
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	60,833	—	—	(2,814)	—	(2,814)
Balance, March 31, 2022	13,218,875	$13	$—	$657,590	$35,665	$693,268
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,506	$31,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,292	8,898
Accretion of asset retirement obligation	535	490
Amortization of deferred financing costs	75	60
Amortization of intangible assets	80	80
Stock-based compensation	1,746	1,167
Loss on disposal of assets	200	100
Equity in earnings of unconsolidated entities	(821)	—
Distribution of earnings from unconsolidated entities	320	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,474)	(16,199)
Other receivables, net	(92)	(384)
Inventory, net	7,645	847
Prepaid expenses and other current assets	250	(76)
Deferred tax assets, net	1,661	9,000
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,305)	(862)
Operating lease liabilities	(401)	(795)
Other liabilities	1,232	362
Net cash provided by operating activities	8,449	34,110

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(21,039)	(6,795)
Purchase of investments	(956)	(903)
Proceeds from sale of assets	65	24
Proceeds from redemptions/maturities of investments	1,500	—
Net cash used in investing activities	(20,430)	(7,674)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	5,000	—
Payments of financing lease	(43)	—
Employee tax withholding paid for restricted stock upon vesting	(1,037)	(2,814)
Proceeds from exercise of stock options	—	90
Net cash provided by (used in) financing activities	3,920	(2,724)

Net Change in Cash, Cash Equivalents and Restricted Cash	(8,061)	23,712
Cash, Cash Equivalents and Restricted Cash, beginning of period	19,084	37,146
Cash, Cash Equivalents and Restricted Cash, end of period	$11,023	$60,858

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$59	$22
Income taxes	$9	$13
Amounts included in the measurement of operating lease liabilities	$460	$542
Accrued purchases for property, plant, equipment, and mineral properties	$7,410	$1,505
Right-of-use assets exchanged for operating lease liabilities	$—	$546
Right-of-use assets exchanged for financing lease liabilities	$1,677	$—

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
We also operate certain land, water rights, state grazing leases for cattle, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers where such sales provide a solution to such customer's operations in the oil and gas industry.
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
"Intrepid," "our," "we," or "us," means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
Pronouncements Issued But Not Yet Adopted—We believe that all recently issued accounting pronouncements from the FASB either do not apply to us or will not have a material impact on our Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2023	2022
Net income	$4,506	$31,422

Basic weighted-average common shares outstanding	12,694	13,160
Add: Dilutive effect of restricted stock	125	320
Add: Dilutive effect of stock options	56	115
Diluted weighted-average common shares outstanding	12,875	13,595

Basic	$0.35	$2.39
Diluted	$0.35	$2.31

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2023	2022
Anti-dilutive effect of restricted stock	187	125

Anti-dilutive effect of stock options outstanding	156	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2023, and 2022 (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$10,451	$60,139
Restricted cash included in other current assets	25	175
Restricted cash included in other long-term assets	547	544
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$11,023	$60,858

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Finished goods product inventory	$71,826	$74,777
In-process inventory	18,984	24,767
Total product inventory	90,810	99,544
Current parts inventory, net	16,364	15,272
Total current inventory, net	107,174	114,816
Long-term parts inventory, net	24,820	24,823
Total inventory, net	$131,994	$139,639

Parts inventory is shown net of estimated allowances for obsolescence of $1.3 million as of March 31, 2023, and December 31, 2022.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$24,136	$24,136
Ponds and land improvements	74,138	73,501
Mineral properties and development costs	146,335	146,333
Buildings and plant	89,478	89,014
Machinery and equipment	292,986	288,345
Vehicles	7,709	7,399
Office equipment and improvements	10,625	10,436
Operating lease ROU assets	5,694	5,908
Breeding stock	322	329
Construction in progress	61,938	47,188
Total property, plant, equipment, and mineral properties, gross	$713,361	$692,589
Less: accumulated depreciation, depletion, and amortization	(325,510)	(316,959)
Total property, plant, equipment, and mineral properties, net	$387,851	$375,630

We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation	$7,727	$7,188
Depletion	1,177	1,144
Amortization of right of use assets	388	566
Total incurred	$9,292	$8,898

Note 7 — DEBT
    Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR to Secured Overnight Financing Rate ("SOFR") as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2023, we made $5.0 million in borrowings, and we made no repayments under the revolving credit facility. During the three months ended March 31, 2022, we made no borrowings, and we made no repayments under the revolving credit facility. As of March 31, 2023, we had $5.0 million in borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of March 31, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
    Amounts included in interest expense, net for the three months ended March 31, 2023, and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense on borrowings	$22	$—
Commitment fee on unused credit facility	56	21
Amortization of deferred financing costs	75	60
Gross interest expense	153	81
Less capitalized interest	(153)	(48)
Interest expense, net	$—	$33

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at March 31, 2023, and December 31, 2022. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 16.0 years. At March 31, 2023, and December 31, 2022, these intangible assets had a net book value of $5.2 million and $5.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $10.5 million and $18.5 million at March 31, 2023, and December 31, 2022, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 10 — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to close and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our reclamation liabilities range from 6.9% to 9.7%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated closure costs or economic lives, or if federal or state regulators enact new requirements regarding the closure or reclamation of mines.
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Asset retirement obligation, at beginning of period	$26,864	$27,024
Accretion of discount	535	490
Total asset retirement obligation, at end of period	$27,399	$27,514
Less current portion of asset retirement obligation	$(300)	$—
Long-term portion of asset retirement obligation	$27,099	$27,514

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2023.

Note 11 — REVENUE
    Revenue Recognition—We account for revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect in exchange for those goods or services. The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities.

Contract Balances: As of March 31, 2023, and December 31, 2022, we had a total of $2.3 million and $2.4 million of contract liabilities, respectively, of which $1.0 million and $0.9 million were current as of March 31, 2023, and December 31, 2022, respectively, and included in "Other current liabilities" on the condensed consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
As of March 31, 2022, our contract liability balance primarily consisted of prepayments from a customer for future water deliveries under the terms of a water sales agreement. In August 2022, our customer notified us that they were terminating the water sales agreement and in September 2022 we refunded the customer's prepayment balance of $32.6 million. See Note 14—Commitments and Contingencies below for additional information regarding our water rights and repayment of this customer's prepayment balance.
Our deferred revenue activity for the three months ended March 31, 2023, and 2022 is shown below (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$2,374	$33,788
Additions	145	349
Recognized as revenue during period	(245)	(114)
Ending Balance	$2,274	$34,023

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2023, and 2022. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$47,155	$—	$—	$(101)	$47,054
Trio®	—	29,053	—	—	29,053
Water	80	1,048	1,619	—	2,747
Salt	3,043	173	—	—	3,216
Magnesium Chloride	1,137	—	—	—	1,137
Brine Water	1,082	—	822	—	1,904
Other	—	—	1,809	—	1,809
Total Revenue	$52,497	$30,274	$4,250	$(101)	$86,920

	Three Months Ended March 31, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$51,622	$—	$—	$(95)	$51,527
Trio®	—	39,616	—	—	39,616
Water	774	1,202	4,188	—	6,164
Salt	2,634	234	—	—	2,868
Magnesium Chloride	815	—	—	—	815
Brine Water	597	—	739	—	1,336
Other	—	—	2,073	—	2,073
Total Revenue	$56,442	$41,052	$7,000	$(95)	$104,399

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2023, approximately 1.0 million shares remained available for issuance under the Plan.
    In March 2023, the Compensation Committee granted 225,117 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In March 2022, the Compensation Committee granted 104,039 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. As of March 31, 2023, the following awards were outstanding under the Plan (in thousands):

Outstanding as of March 31, 2023
Restricted Shares	399

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.7 million and $1.2 million for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, we had $10.3 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.6 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Current portion of income tax expense	$126	$139
Deferred portion of income tax expense	1,661	9,000
Total income tax expense	$1,787	$9,139

    Our effective tax rate for the three months ended March 31, 2023, was 28.4%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the first quarter of 2023 for the officers' compensation deduction. Additionally, because small changes in projected income may produce significant variations in our estimated annual effective tax rate, we have determined that we are unable to reliably estimate an annual effective tax rate to apply to our income for the quarter ended March 31, 2023, as described in ASC 740. Therefore, we have elected to apply the actual effective tax rate for the quarter to our income since we believe that this is the best estimate of our annual effective tax rate. Our effective tax rate for the three months ended March 31, 2022, was 22.5% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first quarter of 2022.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2023, and December 31, 2022, we had $26.5 million and $24.6 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. As of March 31, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.0 million was secured by surety bonds issued by an insurer. As of December 31, 2022, $0.5 million consisted of long-term restricted cash deposits and $24.1 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as governmental entities change requirements.
    Legal—We are subject to claims and legal actions in the ordinary course of business. We expense legal costs as they are incurred. While there are uncertainties in predicting the outcome of any claim or legal action, except as noted below, we believe the ultimate resolution of these claims or actions is not reasonably likely to have a material adverse effect on our financial condition, results of operations, or cash flows.
Water Rights and Other Legal Contingencies
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
    In 2017 and 2018 the New Mexico Office of the State Engineer ("OSE") had granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. If our appeal of the adjudication court's ruling is unsuccessful, we may have to repay for the water we sold under the preliminary authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our Condensed Consolidated Statement of Operations related to this legal matter.
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
In August 2021, NGL Energy Partners (NGL), our partner in a Joint Marketing Agreement (“JMA”) filed suit against us alleging, amongst other items, we overcharged the JMA for various operating costs and that we used third party water to service certain fracs when JMA water should have been used in those fracs. On June 22, 2022, we entered into a settlement agreement with NGL in connection with this matter and the lawsuit was dismissed with prejudice on June 29, 2022. The settlement did not have a material impact on our results of operations and the JMA was terminated.
We have estimated contingent liabilities recorded in "Other current liabilities" on the condensed consolidated balance sheets of $5.2 million and $4.2 million as of March 31, 2023, and December 31, 2022, respectively, mainly related to a trespass issue at Intrepid South and the potential underpayment of royalties in 2012 to 2016.

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
     Other financial instruments consist primarily of cash equivalents, accounts receivable, refundable income taxes, investment securities, accounts payable, accrued liabilities, and, if any, advances under our credit facility. With the exception of investment securities, we believe cost approximates fair value for our financial instruments because of the short-term nature of these instruments.
Cash Equivalents—As of March 31, 2023, and December 31, 2022, we had cash equivalents of $0.5 million and $1.7 million, respectively.
Held-to-Maturity Investments—As of March 31, 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$2,994	$—	$(18)	$2,976
Government bonds	1,966	—	(17)	1,949
Total	$4,960	$—	$(35)	$4,925
Long-term
Corporate bonds	$983	$—	$(11)	$972
Government bonds	1,934	—	(11)	1,923
Total	$2,917	$—	$(22)	$2,895

Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, we had $7.9 million and $8.4 million in held-to-maturity debt investment securities, respectively. Our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We account for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment. As of March 31, 2023, and December 31, 2022, we had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We include this investment in "Long-term investments" on the Condensed Consolidated Balance Sheets.

In July 2022, WDVGL entered into a purchase agreement with another company (“Acquiror”), a foreign issuer whose shares are traded on the Nasdaq Capital Market (“Nasdaq”). Under the terms of the purchase agreement, WDVGL would be combined with the consulting business owned by W.D. Von Gonten (“Consulting”) to form a new entity, W.D. Von Gonten Engineering, LLC (“Engineering”), and Acquiror would then purchase Engineering in a majority stock transaction at an agreed upon selling price.
Acquiror delivered equity shares and a nominal amount of cash for purchase of Engineering in July 2022, with the number of shares equal to the selling price divided by an assumed $10 share price. Under the terms of the purchase agreement, if Acquiror was current in its SEC filing on June 30, 2023, the actual number of shares would be adjusted to equal the agreed upon purchase price divided by the average closing price of Acquiror’s stock for the ten trading days prior to June 30, 2023, and the stock received from the sale of Engineering would be distributed to the investors in WDVGL and Consulting.
In March 2022, Acquiror disclosed that it had discovered errors in its financial statements for the fiscal years ended December 31, 2018, 2019 and 2020, and was working to file restated financial statements with the SEC. On April 27, 2023, Acquiror disclosed it had not been able to file its Annual Report on Form 20-F for the fiscal year ended December 31, 2021 with the SEC by April 25, 2023, which was the deadline set by Nasdaq Hearings Panel in connection with a delisting proceeding, and Acquiror’s shares were subsequently delisted from Nasdaq. Acquiror also disclosed on April 27, 2023 that it has shifted its focus to filing audited financial statements with the SEC for the fiscal years ended December 31, 2020, 2021 and 2022 to regain compliance with Nasdaq listing standards before the end of 2023. Pursuant to the purchase agreement with Engineering, if the Acquiror does not file current financial statements with the SEC by June 30, 2023, Engineering has the option to terminate the purchase agreement, beginning on July 1, 2023.
While it is unlikely Acquiror will be able to file current financial statements by June 30, 2023, Engineering intends to proceed with the purchase agreement and allow Acquiror additional time to file updated financial statements. We have not impaired our investment in WDVGL because our share of the estimated selling price exceeds the carrying value of our investment in WDVGL. We will continue to monitor the investment for impairment. If Acquiror is unable to file restated financial statements by the end of 2023 and the purchase transaction is not finalized, we may need to impair our investment in WDVGL.

Equity Method Investments—We have committed to invest up to $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $3.2 million of cash as of March 31, 2023, and December 31, 2022. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, our proportional share of Ovation's net income was $0.8 million.

Note 16 — BUSINESS SEGMENTS
    Our operations are organized into three segments: potash, Trio® and oilfield solutions. We determine reportable segments based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$52,497	$30,274	$4,250	$(101)	$86,920
Less: Freight costs	5,005	6,686	—	(101)	11,590
Warehousing and handling costs	1,480	1,253	—	—	2,733
Cost of goods sold	31,584	20,883	3,778	—	56,245
Gross Margin	$14,428	$1,452	$472	$—	$16,352
Depreciation, depletion, and amortization incurred[1]	$7,051	$1,206	$907	$208	$9,372

Three Months Ended March 31, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$56,442	$41,052	$7,000	$(95)	$104,399
Less: Freight costs	4,023	6,309	—	(95)	10,237
Warehousing and handling costs	1,324	1,152	—	—	2,476
Cost of goods sold	22,031	17,451	5,028	—	44,510
Gross Margin	$29,064	$16,140	$1,972	$—	$47,176
Depreciation, depletion, and amortization incurred[1]	$6,947	$1,008	$787	$236	$8,978
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
•global inflationary pressures and supply chain challenges;
•the impact of global health issues, such as the COVID-19 pandemic, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. Intersegment sales prices are market based and are eliminated.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Our potash average net realized sales price per ton decreased to $485 for the three months ended March 31, 2023, compared to $703 for the same period in 2022. Although global potash production continues to trend below normal rates due to sanctions on Belarusian potash, demand deferral due to high prices led to greater than expected carryover inventory from the 2022 spring season, lessening concerns about potash availability through the second half of 2022. This deferred demand resulted in comfortable inventory positions in most markets to start 2023 and a reset of potash pricing in January 2023 to $480 per ton. During the first quarter of 2023, spot price decreased slightly from the posted Midwest warehouse price to approximately $465 per ton, finding support at current levels with the spring season well underway. Sales volume increased 29% in the first quarter of 2023 compared to the same period in the prior year, primarily due to the deferred demand from the fourth quarter of 2022. Despite the decreased price levels compared to last year, our customers continue to layer in orders as the spring season progresses and we expect most distributors are targeting minimal carryover inventory after the spring season due to an expectation of flat or decreased price levels in the second half of 2023.
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
    We experience seasonality in potash demand, with more purchases historically occurring in February through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the U.S. Various factors affect potash sales and shipments, thereby increasing volatility of sales volumes from quarter to quarter and season to season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate. Our sales volumes into the industrial market correlate to drilling activity in the oil and gas market.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton decreased to $344 for the three months ended March 31, 2023, compared to $469 for the same period in 2022. Similar to the potash market, buyers ended the 2022 spring season with more inventory than expected and were reluctant to purchase Trio® during the second half of 2022 due to the expectation of declining prices. This led to a reset of pricing in the first quarter of 2023 and sufficient inventory in many regions pressured spot pricing down during the first quarter. Supportive commodity prices and strong farmer balance sheets led to good subscriptions at current price levels, and we expect the sales will continue at a steady pace into the second quarter. In line with potash, we expect most distributors will be targeting minimal carryover inventory after the spring season.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the first quarter of 2023, total water sales were $2.7 million compared to $6.2 million during the same period of 2022. Water sales decreased compared to the prior year due to fewer fracs on our South ranch and less water sold from our Caprock water rights. Water purchased to supplement our sales at Intrepid South decreased approximately $1.0 million compared to the period year, resulting in decreased sales compared to the first quarter of 2022.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.6 million during the first quarter of 2023, compared to $6.3 million for the same period of 2022. Salt sales increased compared to the prior year period due to growth in the industrial salt market combined with higher realized pricing. Brine sales improved compared to the prior year as we capitalized on increased oilfield activity near our operations.
• Inflation. Beginning in the summer of 2022, we have experienced increased labor costs and increased costs for various supplies due to inflationary pressures. While overall inflation rates have slowed down to begin 2023, we continue to experience year-over-year cost increases well-above those of the past five years. If potash and Trio® prices remain flat or decline, inflation remains at current levels or increases for an extended period of time, and we are unable to mitigate the impact of inflation, our production costs could increase further or in excess of any price increases, which could result in lower margins and net income.
• Strategic Focus on our Solar Solution Mining Facilities. Improved financial position allows us to accelerate capital investment to enhance the production of our solar solution mines. Key current and future projects include:

–Substantially completed a new three-lateral horizontal potash cavern at Moab in April of 2023 and expect the cavern will be online in the second quarter of 2023. During the drilling process, we were able to stay in the target interval for longer than any of our other previous drilled horizontal caverns and initial brine measurements show good availability of high-grade KCl. With the addition of the new cavern, we expect to increase brine availability which should result in improved and more consistent production for the next several years.
–Currently drilling the first of a series of horizontal wells into the original Moab mine to drain high-grade potash brine from low spots (sumps) which we believe have collected significant quantities of high-grade brine.
–Installation of an improved pipeline system to our HB Solar Solution Mine, which is designed to increase water volume and flow capacity through the pipeline to efficiently inject water into the HB Solar Solution Mine as part of our mining process. We expect installation will be complete in the first half of 2023 and expect greater flow rates within the improved pipeline system in second half of 2023.
–Successfully completed a deep brine well in Wendover in the fourth quarter of 2022 which has increased brine availability and should allow us to better manage variable weather and evaporation rates.

• Diversification of products and services. In addition to the products discussed above, Intrepid generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. We are also currently negotiating water transfer agreements with customers throughout the basin to utilize our existing infrastructure.
We continue to progress on a sand mine opportunity on our strategically located South Ranch. We are currently undergoing an archeological study in the area while progressing on necessary permits and sourcing of supplies and equipment. As previously discussed, we are targeting approximately one million tons per year of wet sand. We expect to begin construction in the fourth quarter of 2023. However, delays in obtaining necessary permits and ongoing supply chain issues could delay our construction and subsequent start-up date.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2023	2022
Sales[1]	$86,920	$104,399

Cost of goods sold	$56,245	$44,510

Gross Margin	$16,352	$47,176

Selling and administrative	$8,858	$6,789

Net Income	$4,506	$31,422

Average net realized sales price per ton[2]
Potash	$485	$703
Trio®	$344	$469
1Sales include sales of byproducts which were $6.6 million and $6.3 million for the three months ended March 31, 2023, and 2022, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2023, and 2022
Sales
Our total sales for the first quarter of 2023 decreased $17.5 million, or 17%, as compared to the first quarter of 2022, as potash sales decreased $4.5 million, or 9%, Trio® sales decreased $10.6 million, or 27%, oilfield solutions segment sales decreased $2.8 million, or 39%, partially offset by a $0.3 million increase in byproduct sales.
Our potash sales decreased $4.5 million for the first quarter of 2023, as compared to the first quarter of 2022, as our average net realized sales price per ton decreased 31%, partially offset by a 29% increase in tons sold. We sold more tons of potash in the first quarter of 2023, compared to the first quarter of 2022, as we had fewer tons of potash available to sell to begin 2022. Additionally, regional drought conditions in the U.S. entering the 2022 spring application season negatively affected demand for our potash. Drought conditions in many of these regions improved entering the 2023 spring application season, which increased demand for our potash in the first quarter of 2023.
Potash prices increased significantly during the first quarter of 2022, as strong farm commodity prices coupled with concerns surrounding potash supplied from Eastern European potash producers drove increased purchases. Many distributors forward purchased more tons of potash than historically during the first half of 2022 in anticipation of potential potash shortages. Consequently, as growers deferred demand due to high prices, carryover inventory after the 2022 spring application season was higher than expected, leading to comfortable inventory levels to begin 2022 fall application season. Growers continued a cautious buying approach which led to eventual price declines during the second half of 2022 and in the first quarter of 2023.
Our Trio® sales decreased $10.6 million, or 27%, in the first quarter of 2023, as compared to the first quarter of 2022, as our average net realized sales price per ton decreased 27%, combined with an 8% decrease in tons sold. Our Trio® average net realized sales price per ton decreased during the first quarter of 2023, compared to the first quarter of 2022, as the price of potash and other potassium fertilizers decreased as expected global potassium supply concerns during the first half of 2022 alleviated during the second half of 2022. Trio® demand was also negatively impacted by higher-than-normal carryover inventory levels after the 2022 spring application season with buyers taking a more cautious buying approach to begin 2023 and the relative value of Trio® compared to potash declined due to weakening potash prices.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use and easements, decreased $2.8 million, or 39%, in the first quarter of 2023, as compared to the first quarter of 2022, mainly driven by a $2.6 million decrease in water sales. While oil and gas activities near our Intrepid South property remained strong during the first quarter of 2023, our water sales decreased because of the timing of fracs during the first quarter of 2023 compared to the first quarter of 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment increased $0.3 million or 5% in the first quarter of 2023, as compared to the first quarter of 2022, due to a $0.5 million increase in byproduct brine water sales, a $0.3 million increase in byproduct salt sales, and a $0.3 million increase in magnesium chloride sales, partially offset by a $0.8 million decrease in byproduct water sales. Our byproduct brine water sales increased due to continued strong demand related to oil and gas activities in southeastern New Mexico, and our byproduct salt and magnesium chloride sales increased due to winter weather conditions in the western U.S. during the first quarter of 2023. Our byproduct water sales decreased due to our overall decrease in water sold in the first quarter of 2023, compared to the first quarter of 2022.
Cost of Goods Sold
Our total cost of goods sold increased $11.7 million, or 26%, during the first quarter of 2023, as compared to the first quarter of 2022. Our potash cost of goods sold increased $9.6 million, and our Trio® cost of goods sold increased $3.4 million, partially offset by a $1.3 million decrease in our oilfield solutions cost of goods sold.
Our potash cost of goods sold increased 43% as we sold 29% more tons of potash in the first quarter of 2023, compared to the first quarter of 2022. In addition, our potash weighted-average carrying cost per ton increased as various production costs, such as labor and natural gas, increased due to continued inflation.
Our Trio® cost of goods sold increased $3.4 million, or 20%, during the first quarter of 2023, as compared to the first quarter of 2022. While we sold 8% fewer tons of Trio® during the first quarter of 2023, compared to the first quarter of 2022, our Trio® weighted-average cost per ton increased as we incurred increased maintenance expenses and various other production costs, such as labor and natural gas, increased due to continued inflation. In addition, we produced fewer tons in the first quarter of 2023 compared to the first quarter of 2022 which increase our weighted-average cost per ton. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton.
Our oilfield solutions cost of goods sold decreased $1.3 million, or 25%, during the first quarter of 2023, compared to the first quarter of 2022, as we incurred less water transportation costs and we did not purchase any additional third-party water.
Gross Margin
During the first quarter of 2023, we generated gross margin of $16.4 million compared to gross margin of $47.2 million during the first quarter of 2022. As discussed above, our gross margin decreased mainly due to the lower average net realized sales price per ton for potash and Trio®.
Selling and Administrative Expense
    During the first quarter of 2023, selling and administrative expenses increased 30% compared to the first quarter of 2022. Our corporate salary expense increased $0.8 million, and our stock compensation expense increased $0.5 million. Both increases were related to having more corporate employees in the first quarter of 2023, compared to the first quarter of 2022. Our other professional services expenses, which includes legal expenses, increased $0.5 million related to various ongoing issues involving our water rights and other ongoing legal issues.
Income Tax Expense
    During the first quarter of 2023, we incurred income tax expense of $1.8 million, compared to income tax expense of $9.1 million during the first quarter of 2022.
Net Income
    We generated net income of $4.5 million during the first quarter of 2023, compared to net income of $31.4 million for the first quarter of 2022, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2023	2022
Sales[1]	$52,497	$56,442
Less: Freight costs	5,005	4,023
Warehousing and handling costs	1,480	1,324
Cost of goods sold	31,584	22,031
Gross Margin	$14,428	$29,064
Depreciation, depletion, and amortization incurred[2]	$7,051	$6,947

Potash sales volumes (in tons)	89	69
Potash production volumes (in tons)	90	103

Average potash net realized sales price per ton[3]	$485	$703
1 Sales include sales of byproducts which were $5.3 million and $4.8 million for the three months ended March 31, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2023, and 2022
Our potash sales recorded in the potash segment decreased $4.5 million, or 9%, in the first quarter of 2023, compared to the first quarter of 2022, as our average net realized sales price per ton decreased 31%, partially offset by a 29% increase in tons sold. Our tons of potash sold during the first quarter of 2022 was limited because we had less potash available to sell. Additionally, regional drought conditions in the western U.S. entering the 2022 spring application season negatively affected demand for our potash. After the wet winter in much of the western U.S., drought conditions improved entering the 2023 spring application season which increased demand for our potash.
Potash prices increased significantly during the first quarter of 2022, as supportive farm commodity prices drove strong global potash demand. In addition, many global distributors forward purchased more potash tons than historically to build inventory levels because of concerns about global supply shortages related to uncertainty around potash supplied from Eastern European producers. Consequently, as growers deferred demand due to high prices, carryover inventory after the 2022 spring application season was higher than expected, leading to comfortable inventory levels to begin the fall application season. With sufficient potash availability and growers continuing a cautious approach to purchasing potash, price declined during the second half of 2022 and in the first quarter of 2023.
Our potash segment byproduct sales increased $0.5 million, or 11%, in the first quarter of 2023, compared to the first quarter of 2022. The increase in potash segment byproduct sales was driven by a $0.5 million increase in byproduct brine water sales, a $0.4 million increase in potash segment byproduct salt sales, and a $0.3 million increase in byproduct magnesium chloride sales, partially offset by a $0.7 million decrease in potash segment byproduct water sales. Our potash segment byproduct brine water sales increased as oil and gas activity near our facilities in New Mexico remained robust. Our potash segment byproduct salt sales and our byproduct magnesium chloride sales increased due to significant snowfall in various parts of the western U.S. in the first quarter 2023. Our potash segment byproduct water sales decreased due to our overall decrease in water sold in the first quarter of 2023, compared to the first quarter of 2022.
Potash segment freight expense increased 24% in the first quarter of 2023, compared to the first quarter of 2022, as a result of a 29% increase in potash tons sold. Our potash freight expense is also impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 43% in the first quarter of 2023, compared to the same period in 2022. Part of the increase is due to selling 29% more tons of potash in the first quarter of 2023. Additionally, our weighted-average carrying cost per ton was higher due to an increase in certain potash production costs, such as labor and natural gas, due to continued inflation.
Our potash segment gross margin decreased $14.6 million in the first quarter of 2023, compared to the same period in 2022, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Agricultural	82%	75%
Industrial	2%	6%
Feed	16%	19%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2023	2022
Sales[1]	$30,274	$41,052
Less: Freight costs	6,686	6,309
Warehousing and handling costs	1,253	1,152
Cost of goods sold	20,883	17,451
Gross Margin	$1,452	$16,140
Depreciation, depletion, and amortization incurred[2]	$1,206	$1,008

Sales volumes (in tons)	65	71
Production volumes (in tons)	49	65

Average Trio® net realized sales price per ton[3]	$344	$469
1 Sales include sales of byproducts which were $1.2 million and $1.4 million for the three months ended March 31, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2023, and 2022
Trio® segment sales decreased 26% during the first quarter of 2023, compared to the first quarter of 2022. Trio® sales decreased $10.6 million, and our Trio® segment byproduct sales decreased $0.2 million. Trio® sales decreased primarily due to a 27% decrease in average net realized sales price per ton, combined with an 8% decrease in Trio® tons sold. Our Trio® sales volumes decreased during the first quarter of 2023 compared to the first quarter of 2022, as we sold less tons of Trio® to domestic customers, partially offset by a slight increase in Trio® tons sold internationally. Also, during 2022, our Trio® sales were positively impacted by high potash prices as customers purchased Trio® due to its relative value to potash.
During the first quarter of 2022, our Trio® average net realized sales price per ton increased due to supportive commodity prices and the tight global supply of potassium fertilizers caused by uncertainty of potassium fertilizers supplied from Eastern Europe. Like potash, Trio® customers ended the 2022 spring application season with high levels of carryover inventory and our Trio® average net realized sales price per ton declined in step with declining potash prices that began in the second half of 2022.
Our Trio® segment byproduct sales decreased due to a decrease in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales decreased due to our overall decrease in water sold compared to the first quarter of 2022.
Trio® freight costs increased 6% in the first quarter of 2023, compared to the first quarter of 2022. While we sold 8% fewer Trio® tons in the first quarter of 2023, compared to the first quarter of 2022, a larger proportion of our first quarter 2023 total tons of Trio® sold were sold internationally. Our international Trio® sales generally incur more freight expense compared to our domestic Trio® sales. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 20% in the first quarter of 2023, compared to the first quarter of 2022. While our tons of Trio® sold decreased 8%, our weighted average carrying cost per ton increased as we incurred increased labor costs as we continued to operate an additional underground shift at our East facility. Our other Trio® production costs also increased due to continued inflation, and we produced fewer tons of Trio®. We produced 25% fewer tons of Trio® in the first quarter of 2023, compared to the first quarter of 2022, as we experienced an eight-day outage at our East plant. Most of our production costs are fixed and a decrease in tons produced increases our per ton weighted average cost.
    Our Trio® segment gross margin decreased to $1.5 million in the first quarter of 2023, compared to gross margin of $16.1 million in the first quarter of 2022, due mainly to the decrease in average net realized sales price per ton and the other factors discussed above.
Additional Information Relating to Trio®

    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three months ended March 31, 2023, and 2022.

	United States	Export
For the Three Months Ended March 31, 2023	90%	10%

For the Three Months Ended March 31, 2022	91%	9%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2023	2022
Sales	$4,250	$7,000
Cost of goods sold	3,778	5,028
Gross Margin	$472	$1,972
Depreciation, depletion, and amortization incurred	$907	$787

Three Months Ended March 31, 2023, and 2022
    Our oilfield solutions segment sales decreased $2.8 million in the first quarter of 2023, compared to the same period in 2022, due to a $2.6 million decrease in water sales, a $0.5 million decrease in surface use, rights-of-way and easement revenues, partially offset by a $0.1 million increase in brine water sales. The decrease in water sales in our oilfield solutions segment was due to the timing of frac jobs. Surface use, rights-of-way and easement revenues decreased as we entered into fewer agreements during the first quarter of 2023, compared to the first quarter of 2022.
    Our cost of goods sold decreased $1.3 million, or 25%, for the first quarter of 2023, compared to the same period in 2022, as our sales decreased 39%. Purchased water used to supplement our own water rights decreased $1.0 million compared to the first quarter of 2022, resulting in lower sales and costs of goods sold. Our oilfield solutions cost of goods sold was negatively impacted by increased labor costs during the first quarter of 2023, compared to the first quarter of 2022, as we hired additional employees and the company-wide 2022 salary increase took effect in March 2022.
Gross margin for the first quarter of 2023 decreased $1.5 million compared to the first quarter of 2022, due to the factors discussed above.

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

    Our water sales and other products and services offered through our oilfield solutions segment are driven by demand from oil and gas exploration companies drilling in the Permian Basin. As such, demand for our water is generally stronger during a cyclical expansion of oil and gas drilling. Likewise, a cyclical contraction of oil and gas drilling may decrease demand for our water and the other products and services offered through our oilfield solutions segment. Russia's invasion of Ukraine and the related sanctions imposed by several countries against Russia reduced the global supply of oil in 2022, which is expected to continue for the foreseeable future.
    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Continued rising inflation, albeit at a slower rate in the first quarter of 2023 compared to inflation rates experienced in 2022, has led to increases in certain of our production costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three months ended March 31, 2023 and 2022, our average royalty rate was 4.9% and 4.8%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2023, was 28.4%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the officers' compensation deduction. Our effective tax rate for the three months ended March 31, 2022, was 22.5% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first quarter of 2022.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2023, we incurred approximately $1.7 million of deferred income tax expense and $0.1 million of current income tax expense. Our current income tax expense is less than the total tax expense of $1.8 million due to the utilization of net operating losses. For the three months ended March 31, 2022, we incurred income tax expense of $9.1 million.
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

Capital Investments
    During the first quarter of 2023, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $21.0 million.
We expect to make capital investments in 2023 of $60 million to $75 million. We anticipate spending approximately $25 million to $35 million on sustaining capital in 2023. We may adjust our investment plans as our expectations for 2023 change. We anticipate the remainder of our 2023 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $10.5 million, compared to $18.5 million at December 31, 2022. The decrease in our cash balance during the first three months of 2023 was driven mainly by cash expenditures related to the acquisition of capital investments and decreases in the average net realized sales price per ton for both potash and Trio®.
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
The following summarizes our cash flow activity for the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$8,449	$34,110
Cash flows used in investing activities	$(20,430)	$(7,674)
Cash flows provided by (used in) financing activities	$3,920	$(2,724)

Operating Activities
Net cash provided by operating activities through March 31, 2023, was $8.4 million, a decrease of $25.7 million compared with the first three months of 2022, due to decreased potash and Trio® sales driven by the decreases in our average net realized sales price per ton.
Investing Activities
    Net cash used in investing activities increased by $12.8 million in the first three months of 2023, compared with the same period in 2022 due to a $14.2 million increase in capital investments offset by a net $1.4 million decrease in investment purchases.

Financing Activities
Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from LIBOR to SOFR as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2023, we made $5 million in borrowings, and we made no repayments under the revolving credit facility. During the three months ended March 31, 2022, we made no borrowings, and we made no repayments under the revolving credit facility. As of March 31, 2023, we had $5 million in borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of March 31, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
    As of April 28, 2023, we had approximately $9.5 million in cash and cash equivalents and no borrowings under the revolving credit facility.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022. For the three months ended March 31, 2023, and March 31, 2022, we did not repurchase any shares under the share repurchase program.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2022, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2022.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$52,497	$30,274	$56,442	$41,052
Less: Segment byproduct sales	5,342	1,221	4,820	1,436
Freight costs	3,992	6,685	3,124	6,309
Subtotal	$43,163	$22,368	$48,498	$33,307

Divided by:
Tons sold	89	65	69	71
Average net realized sales price per ton	$485	$344	$703	$469

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2022, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
January 1, 2023 through January 31, 2023	—	—	—	$12,987,860
February 1, 2023 through February 28, 2023	—	$—	—	12,987,860
March 1, 2023 through March 31, 2023	37,480	$27.67	—	12,987,860
Total	37,480	$27.67	—	$12,987,860
1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the first quarter of 2023, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit No.	Description
10.1	Retirement and Separation Agreement, dated February 8, 2023, between Intrepid Potash, Inc. and Brian Stone (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 10, 2023).†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 4, 2023	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2023	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)