Form 10-Q
period 2023-06-30
Intrepid Potash, Inc.
filed 2023-08-03
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of July 31, 2023, the registrant had outstanding 13,162,465 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$17,158	$18,514
Short-term investments	3,462	5,959
Accounts receivable:
Trade, net	23,819	26,737
Other receivables, net	1,690	790
Inventory, net	103,966	114,816
Prepaid expenses and other current assets	3,741	4,863
Total current assets	153,836	171,679

Property, plant, equipment, and mineral properties, net	400,627	375,630
Water rights	19,184	19,184
Long-term parts inventory, net	24,911	24,823
Long-term investments	8,614	9,841
Other assets, net	7,018	7,294
Non-current deferred tax asset, net	182,076	185,752
Total Assets	$796,266	$794,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,117	$18,645
Accrued liabilities	14,388	16,212
Accrued employee compensation and benefits	5,921	6,975
Other current liabilities	5,798	7,044
Total current liabilities	38,224	48,876

Asset retirement obligation, net of current portion	27,634	26,564
Operating lease liabilities	1,451	2,206
Finance lease liabilities	1,629	—
Other non-current liabilities	1,227	1,479
Total Liabilities	70,165	79,125
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,789,326 and 12,687,822 shares outstanding
at June 30, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	662,826	660,614
Retained earnings	85,274	76,463
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	726,101	715,078
Total Liabilities and Stockholders' Equity	$796,266	$794,203
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$81,035	$91,740	$167,955	$196,139
Less:
Freight costs	10,516	9,227	22,106	19,464
Warehousing and handling costs	2,801	2,204	5,534	4,680
Cost of goods sold	52,336	38,498	108,581	83,008
Gross Margin	15,382	41,811	31,734	88,987

Selling and administrative	7,948	7,218	16,806	14,007
Accretion of asset retirement obligation	535	490	1,070	980
(Gain) loss on sale of assets	(7)	1,066	193	1,166
Other operating (income) expense	(362)	1,242	1,023	975
Operating Income	7,268	31,795	12,642	71,859

Other Income (Expense)
Equity in earnings of unconsolidated entities	(1,059)	—	(238)	—
Interest expense, net	—	(24)	—	(57)
Interest income	76	15	161	17
Other income	43	11	56	539
Income Before Income Taxes	6,328	31,797	12,621	72,358

Income Tax Expense	(2,023)	(8,089)	(3,810)	(17,228)
Net Income	$4,305	$23,708	$8,811	$55,130

Weighted Average Shares Outstanding:
Basic	12,766	13,246	12,730	13,203
Diluted	12,855	13,620	12,865	13,690
Earnings Per Share:
Basic	$0.34	$1.79	$0.69	$4.18
Diluted	$0.33	$1.74	$0.68	$4.03
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	8,811	8,811
Stock-based compensation	—	—	—	3,549	—	3,549
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	101,504	—	—	(1,337)	—	(1,337)
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101

	Three-Month Period Ended June 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2023	12,759,990	$13	$(22,012)	$661,323	$80,969	$720,293
Net income	—	—	—	—	4,305	4,305
Stock-based compensation	—	—	—	1,803	—	1,803
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	29,336	—	—	(300)	—	(300)
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101

	Six-Month Period Ended June 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$—	$659,147	$4,243	$663,403
Net income	—	—	—	—	55,130	55,130
Stock-based compensation	—	—	—	2,558	—	2,558
Exercise of stock options	10,718	—	—	110	—	110
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	105,780	—	—	(4,362)	—	(4,362)
Balance, June 30, 2022	13,265,813	$13	$—	$657,453	$59,373	$716,839

	Three-Month Period Ended June 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2022	13,218,875	$13	$—	$657,590	$35,665	$693,268
Net income	—	—	—	—	23,708	23,708
Stock-based compensation	—	—	—	1,391	—	1,391
Exercise of stock options	1,991	—	—	20	—	20
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	44,947	—	—	(1,548)	—	(1,548)
Balance, June 30, 2022	13,265,813	$13	$—	$657,453	$59,373	$716,839
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,811	$55,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,183	16,923
Accretion of asset retirement obligation	1,070	980
Amortization of deferred financing costs	151	120
Amortization of intangible assets	161	161
Stock-based compensation	3,549	2,558
Loss on disposal of assets	193	1,166
Allowance for parts inventory obsolescence	—	1,600
Equity in earnings of unconsolidated entities	238	—
Distribution of earnings from unconsolidated entities	452	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,917	2,770
Other receivables, net	(959)	(646)
Inventory, net	10,763	(2,759)
Prepaid expenses and other current assets	906	673
Deferred tax assets, net	3,676	16,941
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(8,132)	(11,412)
Operating lease liabilities	(809)	(1,233)
Other liabilities	(2,222)	257
Net cash provided by operating activities	38,948	83,229

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(41,934)	(22,774)
Purchase of investments	(1,415)	(10,899)
Proceeds from sale of assets	89	46
Proceeds from redemptions/maturities of investments	4,000	—
Other investing, net	508	—
Net cash used in investing activities	(38,752)	(33,627)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	5,000	—
Repayments of short-term borrowings on credit facility	(5,000)	—
Payments of financing lease	(210)	—
Employee tax withholding paid for restricted stock upon vesting	(1,337)	(4,362)
Proceeds from exercise of stock options	—	110
Net cash used in financing activities	(1,547)	(4,252)

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,351)	45,350
Cash, Cash Equivalents and Restricted Cash, beginning of period	19,084	37,146
Cash, Cash Equivalents and Restricted Cash, end of period	$17,733	$82,496

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$173	$44
Income taxes	$265	$334
Amounts included in the measurement of operating lease liabilities	$904	$983
Accrued purchases for property, plant, equipment, and mineral properties	$7,257	$3,477
Right-of-use assets exchanged for operating lease liabilities	$48	$794
Right-of-use assets exchanged for financing lease liabilities	$2,571	$—

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, salt, magnesium chloride, brine and various oilfield products and services.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,305	$23,708	$8,811	$55,130

Basic weighted-average common shares outstanding	12,766	13,246	12,730	13,203
Add: Dilutive effect of restricted stock	53	209	89	245
Add: Dilutive effect of stock options	36	165	46	242
Diluted weighted-average common shares outstanding	12,855	13,620	12,865	13,690

Basic	$0.34	$1.79	$0.69	$4.18
Diluted	$0.33	$1.74	$0.68	$4.03

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive effect of restricted stock	302	38	245	11

Anti-dilutive effect of stock options outstanding	207	—	182	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2023, and 2022 (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$17,158	$81,927
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	550	544
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$17,733	$82,496

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Finished goods product inventory	$55,091	$74,777
In-process inventory	30,315	24,767
Total product inventory	85,406	99,544
Current parts inventory, net	18,560	15,272
Total current inventory, net	103,966	114,816
Long-term parts inventory, net	24,911	24,823
Total inventory, net	$128,877	$139,639

Parts inventory is shown net of estimated allowances for obsolescence of $1.2 million as of June 30, 2023, and December 31, 2022.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$24,136	$24,136
Ponds and land improvements	89,039	73,501
Mineral properties and development costs	147,097	146,333
Buildings and plant	90,119	89,014
Machinery and equipment	302,864	288,345
Vehicles	7,990	7,399
Office equipment and improvements	10,726	10,436
Operating lease ROU assets	5,742	5,908
Breeding stock	333	329
Construction in progress	56,355	47,188
Total property, plant, equipment, and mineral properties, gross	$734,401	$692,589
Less: accumulated depreciation, depletion, and amortization	(333,774)	(316,959)
Total property, plant, equipment, and mineral properties, net	$400,627	$375,630

We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation	$8,327	$7,344	$16,054	$14,532
Depletion	170	286	1,347	1,430
Amortization of right of use assets	394	395	782	961
Total incurred	$8,891	$8,025	$18,183	$16,923

Note 7 — DEBT
    Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from London Interbank Offered Rate ("LIBOR") to Secured Overnight Financing Rate ("SOFR") as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended June 30, 2023, we made no borrowings and made $5.0 million in repayments under the revolving credit facility. During the six months ended June 30, 2023, we made $5.0 million in borrowings and we made $5.0 million in repayments under the revolving credit facility. During the three and six months ended June 30, 2022, we made no borrowings and we made no repayments under the revolving credit facility. As of June 30, 2023, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of June 30, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
    Amounts included in interest expense, net for the three and six months ended June 30, 2023, and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on borrowings	$53	$—	$75	$—
Commitment fee on unused credit facility	56	22	112	43
Amortization of deferred financing costs	76	60	151	120
Gross interest expense	185	82	338	163
Less capitalized interest	(185)	(58)	(338)	(106)
Interest expense, net	$—	$24	$—	$57

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at June 30, 2023, and December 31, 2022. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually on October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 15.8 years. At June 30, 2023, and December 31, 2022, these intangible assets had a net book value of $5.1 million and $5.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $17.2 million and $18.5 million at June 30, 2023, and December 31, 2022, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 10 — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to close and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our reclamation liabilities range from 6.9% to 9.7%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated closure costs or economic lives, or to reflect new federal or state rules, regulations, or requirements regarding the closure or reclamation of mines.
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset retirement obligation, at beginning of period	$27,399	$27,514	$26,864	$27,024
Accretion of discount	535	490	1,070	980
Total asset retirement obligation, at end of period	$27,934	$28,004	$27,934	$28,004
Less current portion of asset retirement obligation	$(300)	$—	$(300)	$—
Long-term portion of asset retirement obligation	$27,634	$28,004	$27,634	$28,004

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2023.

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

Contract Balances: As of June 30, 2023, and December 31, 2022, we had a total of $2.2 million and $2.4 million of contract liabilities, respectively, of which $0.9 million and $0.9 million were current as of June 30, 2023, and December 31, 2022, respectively, and included in "Other current liabilities" on the condensed consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
As of June 30, 2022, our contract liability balance primarily consisted of prepayments from a customer for future water deliveries under the terms of a water sales agreement. In August 2022, our customer notified us that they were terminating the water sales agreement and in September 2022 we refunded the customer's prepayment balance of $32.6 million. See Note 14—Commitments and Contingencies below for additional information regarding our water rights and repayment of this customer's prepayment balance.
Our deferred revenue activity for the three and six months ended June 30, 2023, and 2022 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,274	$34,023	$2,374	$33,788
Additions	169	241	314	590
Recognized as revenue during period	(275)	(154)	(520)	(268)
Ending Balance	$2,168	$34,110	$2,168	$34,110

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2023, and 2022. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$41,106	$—	$—	$(88)	$41,018
Trio®	—	27,228	—	—	27,228
Water	100	1,474	2,568	—	4,142
Salt	3,278	46	—	—	3,324
Magnesium Chloride	1,667	—	—	—	1,667
Brine Water	1,113	—	1,001	—	2,114
Other	—	—	1,542	—	1,542
Total Revenue	$47,264	$28,748	$5,111	$(88)	$81,035

	Six Months Ended June 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$88,261	$—	$—	$(189)	$88,072
Trio®	—	56,282	—	—	56,282
Water	180	2,522	4,187	—	6,889
Salt	6,321	218	—	—	6,539
Magnesium Chloride	2,804	—	—	—	2,804
Brine Water	2,195	—	1,823	—	4,018
Other	—	—	3,351	—	3,351
Total Revenue	$99,761	$59,022	$9,361	$(189)	$167,955

	Three Months Ended June 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$43,885	$—	$—	$(66)	$43,819
Trio®	—	34,687	—	—	34,687
Water	363	724	3,692	—	4,779
Salt	2,658	56	—	—	2,714
Magnesium Chloride	1,199	—	—	—	1,199
Brine Water	722	—	648	—	1,370
Other	—	—	3,172	—	3,172
Total Revenue	$48,827	$35,467	$7,512	$(66)	$91,740

	Six Months Ended June 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$95,507	$—	$—	$(161)	$95,346
Trio®	—	74,303	—	—	74,303
Water	1,137	1,926	7,880	—	10,943
Salt	5,292	290	—	—	5,582
Magnesium Chloride	2,014	—	—	—	2,014
Brine Water	1,319	—	1,387	—	2,706
Other	—	—	5,245	—	5,245
Total Revenue	$105,269	$76,519	$14,512	$(161)	$196,139

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At June 30, 2023, approximately 1.0 million shares remained available for issuance under the Plan.
    In March 2023, the Compensation Committee granted an aggregate of 225,117 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2023, the Compensation Committee granted an aggregate of 22,226 shares of restricted stock to members of our Board of Directors. These awards vest over one year. In March 2022, the Compensation Committee granted an aggregate of 104,039 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2022, the Compensation Committee granted an aggregate of 6,635 restricted shares to members of our Board of Directors. These awards vest over one year.
As of June 30, 2023, the following awards were outstanding under the Plan (in thousands):

Outstanding as of June 30, 2023
Restricted Shares	375

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.8 million and $1.4 million for the three months ended June 30, 2023, and 2022, respectively, and $3.5 million and $2.6 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, we had $8.8 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.5 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current portion of income tax expense	$8	$148	$134	$287
Deferred portion of income tax expense	2,015	7,941	3,676	16,941
Total income tax expense	$2,023	$8,089	$3,810	$17,228

    Our effective tax rate for the three months ended June 30, 2023, was 32.0%. Our effective tax rate for the six months ended June 30, 2023 was 30.2%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the first half of 2023 for the percentage depletion deduction and the officers' compensation deduction. Additionally, because small changes in projected income may produce significant variations in our estimated annual effective tax rate, we have determined that we are unable to reliably estimate an annual effective tax rate to apply to our income for the six months ended June 30, 2023, as described in ASC 740. Therefore, we have elected to apply the actual effective tax rate for this period to our income since we believe that this is the best estimate of our annual effective tax rate. Our effective tax rate for the three and six months ended June 30, 2022, was 25.4% and 23.8%, respectively, which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first half of 2022.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2023, and December 31, 2022, we had $26.5 million and $24.6 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of our various facilities. As of June 30, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.0 million was secured by surety bonds issued by an insurer. As of December 31, 2022, $0.5 million consisted of long-term restricted cash deposits and $24.1 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as statutory and regulatory requirements change.
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
    In 2017 and 2018 the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. If our appeal of the adjudication court's ruling is unsuccessful, we may have to repay for the water we sold under the preliminary and emergency authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our Condensed Consolidated Statement of Operations related to this legal matter.
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
We have estimated contingent liabilities recorded in "Other current liabilities" on the condensed consolidated balance sheets of $2.1 million as of June 30, 2023, mainly related the potential underpayment of royalties from 2012 to 2016. As of December 31, 2022, we had $4.2 million in contingent liabilities mainly related to a trespass issue at Intrepid South and the potential underpayment of royalties in 2012 to 2016. During the six months ended June 30, 2023, we resolved the contingent liability related to the trespass issue at Intrepid South.

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
Cash Equivalents—As of June 30, 2023, and December 31, 2022, we had cash equivalents of $2.7 million and $1.7 million, respectively.
Held-to-Maturity Investments—As of June 30, 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$1,496	$—	$(16)	$1,480
Government bonds	1,966	—	(24)	1,942
Total	$3,462	$—	$(40)	$3,422
Long-term
Corporate bonds	$486	$—	$(9)	$477
Government bonds	1,918	—	(26)	1,892
Total	$2,404	$—	$(35)	$2,369

Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, we had $5.9 million and $8.4 million in held-to-maturity debt investment securities, respectively. Our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We account for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment. As of June 30, 2023, and December 31, 2022, we had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We include this investment in "Long-term investments" on the Condensed Consolidated Balance Sheets.

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
Acquiror delivered equity shares and a nominal amount of cash to WDVGL for purchase of Engineering in July 2022, with the number of shares equal to the selling price divided by an assumed $10 share price. Under the terms of the purchase agreement, if Acquiror was current in its SEC filing on June 30, 2023, the actual number of shares to be delivered as part of the purchase price would be adjusted to equal the agreed upon purchase price divided by the average closing price of Acquiror’s stock for the ten trading days prior to June 30, 2023, and the stock received from the sale of Engineering would be distributed to the investors in WDVGL and Consulting.
In March 2022, Acquiror disclosed that it had discovered errors in its financial statements for the fiscal years ended December 31, 2018, 2019 and 2020, and was working to file restated financial statements with the SEC. On April 27, 2023, Acquiror disclosed it had not been able to file its Annual Report on Form 20-F for the fiscal year ended December 31, 2021 with the SEC by April 25, 2023, which was the deadline set by the Nasdaq Hearings Panel in connection with a delisting proceeding, and Acquiror’s shares were subsequently delisted from Nasdaq. Acquiror also disclosed on April 27, 2023 that it has shifted its focus to filing audited financial statements with the SEC for the fiscal years ended December 31, 2020, 2021 and 2022 to regain compliance with Nasdaq listing standards before the end of 2023. Pursuant to the purchase agreement with Engineering, if the Acquiror did not file current financial statements with the SEC by June 30, 2023, Engineering had the option to terminate the purchase agreement, beginning on July 1, 2023. Although Acquiror did not file current financial statements by June 30, 2023, Engineering intends to proceed with the purchase agreement and allow Acquiror additional time to file updated financial statements.
We have not impaired our investment in WDVGL because our share of the estimated selling price exceeds the carrying value of our investment in WDVGL. We will continue to monitor the investment for impairment. If Acquiror is unable to file restated financial statements by the end of 2023 and the purchase transaction is not finalized, we may need to impair our investment in WDVGL.

Equity Method Investments—We have committed to invest up to $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $3.2 million of cash as of June 30, 2023, and December 31, 2022. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2023, our proportional share of Ovation's net loss was $1.1 million and $0.2 million, respectively.

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

Three Months Ended June 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$47,264	$28,748	$5,111	$(88)	$81,035
Less: Freight costs	4,338	6,266	—	(88)	10,516
Warehousing and handling costs	1,609	1,192	—	—	2,801
Cost of goods sold	28,441	20,068	3,827	—	52,336
Gross Margin	$12,876	$1,222	$1,284	$—	$15,382
Depreciation, depletion, and amortization incurred[1]	$6,429	$1,405	$915	$223	$8,972

Six Months Ended June 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$99,761	$59,022	$9,361	$(189)	$167,955
Less: Freight costs	9,343	12,952	—	(189)	22,106
Warehousing and handling costs	3,089	2,445	—	—	5,534
Cost of goods sold	60,025	40,951	7,605	—	108,581
Gross Margin	$27,304	$2,674	$1,756	$—	$31,734
Depreciation, depletion, and amortization incurred[1]	$13,482	$2,611	$1,822	$429	$18,344

Three Months Ended June 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$48,827	$35,467	$7,512	$(66)	$91,740
Less: Freight costs	3,682	5,611	—	(66)	9,227
Warehousing and handling costs	1,209	995	—	—	2,204
Cost of goods sold	19,011	15,809	3,678	—	38,498
Gross Margin	$24,925	$13,052	$3,834	$—	$41,811
Depreciation, depletion, and amortization incurred[1]	$6,085	$1,042	$803	$176	$8,106

Six Months Ended June 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$105,269	$76,519	$14,512	$(161)	$196,139
Less: Freight costs	7,705	11,920	—	(161)	19,464
Warehousing and handling costs	2,533	2,147	—	—	4,680
Cost of goods sold	41,041	33,261	8,706	—	83,008
Gross Margin	$53,990	$29,191	$5,806	$—	$88,987
Depreciation, depletion and amortization incurred[1]	$13,033	$2,050	$1,590	$411	$17,084
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
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $479 and $485 for the three and six months ended June 30, 2023, compared to $738 and $713 for the same periods in 2022. Sales volume increased 41% in the second quarter of 2023 compared to the same period in the prior year as supportive farmer economics and lower price levels led to improved agricultural demand. As expected, most distributors ended the spring season with minimal carryover inventory in anticipation of decreasing price levels in the second half of 2023 as global potash prices are currently below U.S. spring season benchmark values.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton decreased to $333 and $339 for the three and six months ended June 30, 2023, compared to $493 and $476 for the same periods in 2022. Supportive commodity prices and strong farmer balance sheets continued to support application rates in the second quarter with pricing remaining similar to the first quarter of 2023. Similar to potash, most distributors ended the spring season with minimal to no carryover inventory and we expect buyers will continue to target minimal inventories through the summer in anticipation of decreasing price levels as they look toward planning for 2024 needs.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the second quarter of 2023, total water sales were $4.1 million compared to $4.8 million during the same period of 2022. In the first half of 2023, total water sales were $6.9 million compared to $10.9 million during the same period of 2022. Water sales decreased compared to the prior year due to fewer fracs near Intrepid South and less water sold from our Caprock water rights. Water purchased to supplement our sales at Intrepid South decreased approximately $1.0 million in the first half of 2023 compared to the prior year, resulting in decreased sales compared to the prior year.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $7.7 million during the second quarter of 2023, compared to $5.7 million for the same period of 2022. Byproduct sales were $14.2 million during the first half of 2023, compared to $12.0 million for the same period of 2022. Salt sales increased compared to the prior year period due to growth in the industrial salt market combined with higher realized pricing. Brine sales improved compared to the prior year as we capitalized on increased oilfield activity near our operations through higher pricing and increased sales volume. Magnesium chloride sales increased compared to the prior year periods due to improved product availability.
• Inflation. Since the summer of 2022, we have experienced increased labor costs and increased costs for various supplies due to inflationary pressures. While overall inflation rates have slowed in the first half of 2023, we continue to experience year-over-year cost increases above those of the past five years. If potash and Trio® prices remain flat or decline, inflation remains at current levels or increases for an extended period of time, and we are unable to mitigate the impact of inflation, our production costs could increase further or in excess of any price increases, which could result in lower margins and net income.

• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:

–We substantially completed a new three-lateral horizontal potash cavern (Well 45) at Moab in April of 2023 and completed commissioning in July. During the drilling process, we were able to stay in the target interval for longer than any of our other previous drilled horizontal caverns and initial brine measurements show good availability of high-grade KCl. With the addition of the new cavern, we expect to increase brine availability which should result in improved and more consistent production for the next several years.
–Completed the first horizontal well (Well 46) into the original Moab mine to drain high-grade potash brine from low spots (sumps) which we believe have collected significant quantities of high-grade brine.
–Completed installation of the first phase of an improved pipeline system at our HB Solar Solution Mine in June 2023. This project is designed to increase water volume and flow capacity through the pipeline to efficiently inject water into the HB Solar Solution Mine as part of our mining process. We continue to work on the second phase of the pipeline project, which installs an in-line pigging system to clean the pipeline, prevent scaling, and ensure more consistent flow rates. We expect commissioning of the second phase in the first quarter of 2024.

• Diversification of products and services. In addition to the products discussed above, Intrepid generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. We are also currently negotiating water transfer agreements with customers throughout the basin to utilize our existing infrastructure.
We continue to progress on a sand mine opportunity on our strategically located Intrepid South. We completed an archeological study in the area and are progressing on necessary permits and sourcing of supplies and equipment. As previously discussed, we are targeting approximately one million tons per year of wet sand. This target is contingent upon receiving the requisite operating permits from state agencies, including an air quality permit that would allow us to operate the mine at all hours. It is uncertain whether we will obtain the requisite approval for this type of permit within the next twelve months. If we are unable to obtain such a permit, we would be allowed to operate only during daylight hours and target approximately 400,000 to 450,000 tons of wet sand per year. We have the necessary permits to begin construction which we expect to begin in the fourth quarter of 2023.
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

(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales[1]	$81,035	$91,740	$167,955	$196,139

Cost of goods sold	$52,336	$38,498	$108,581	$83,008

Gross Margin	$15,382	$41,811	$31,734	$88,987

Selling and administrative	$7,948	$7,218	$16,806	$14,007

Net Income	$4,305	$23,708	$8,811	$55,130

Average net realized sales price per ton[2]
Potash	$479	$738	$485	$713
Trio®	$333	$493	$339	$476
1Sales include sales of byproducts which were $7.7 million and $5.7 million for the three months ended June 30, 2023, and 2022, respectively, and $14.2 million and $12.0 million for the six months ended June 30, 2023, and 2022, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2023, and 2022
Sales
Our total sales for the second quarter of 2023 decreased $10.7 million, or 12%, as compared to the second quarter of 2022, as potash sales decreased $2.8 million, or 6%, Trio® sales decreased $7.5 million, or 22%, oilfield solutions segment sales decreased $2.4 million, or 32%, partially offset by a $2.0 million increase in byproduct sales.
Our potash sales decreased $2.8 million for the second quarter of 2023, as compared to the second quarter of 2022, as our average net realized sales price per ton decreased 35%, partially offset by a 41% increase in tons sold. We sold more tons of potash in the second quarter of 2023, compared to the second quarter of 2022, as continued supportive commodity prices led to improved agricultural demand.
Potash prices began to increase in late 2020 as supportive farm commodity prices and supply concerns drove price increases. Potash prices peaked during the second quarter of 2022 and have steadily declined since as potash supply has improved.
Our Trio® sales decreased $7.5 million, or 22%, in the second quarter of 2023, as compared to the second quarter of 2022, as our average net realized sales price per ton decreased 32%, partially offset by a 7% increase in tons sold. Our Trio® average net realized sales price per ton decreased during the second quarter of 2023, compared to the second quarter of 2022, as the price of potash and other potassium fertilizers decreased from the peak prices realized in the second quarter of 2022.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, decreased $2.4 million, or 32%, in the second quarter of 2023, as compared to the second quarter of 2022, mainly driven by a $1.5 million decrease in revenue from surface use agreements and a $1.1 million decrease in water sales. While oil and gas activities near our Intrepid South property remained strong during the second quarter of 2023, we entered into fewer surface use agreements during the second quarter of 2023 compared to 2022 and our water sales decreased because of the timing of fracs during the second quarter of 2023 compared to the second quarter of 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment increased $2.0 million or 34% in the second quarter of 2023, as compared to the second quarter of 2022, due to a $0.6 million increase in byproduct salt sales, a $0.5 million increase in byproduct water sales, a $0.5 million increase in magnesium chloride sales, and a $0.4 million increase in byproduct brine water sales.
Our byproduct salt sales increased due to strong demand from industrial and feed salt customers and higher realized pricing. Our byproduct water sales increased as we sold more byproduct water from our Trio® segment in the second quarter of 2023, compared to the second quarter of 2022. Our magnesium chloride sales increased as we had more product available to sell. Our byproduct brine water sales increased due to continued strong demand related to oil and gas activities in southeastern New Mexico.
Cost of Goods Sold
Our total cost of goods sold increased $13.8 million, or 36%, during the second quarter of 2023, as compared to the second quarter of 2022. Our potash cost of goods sold increased $9.4 million, our Trio® cost of goods sold increased $4.3 million, and our oilfield solutions cost of goods sold increased $0.1 million.
Our potash cost of goods sold increased 50% as we sold 41% more tons of potash in the second quarter of 2023, compared to the second quarter of 2022. In addition, our potash weighted-average carrying cost per ton increased as various production costs, such as labor, increased due to continued inflation. In addition, we produced fewer tons in the first half of 2023, compared to the first half of 2022, which increased our weighted-average cost per ton. Most of our potash production costs are fixed and a decrease in potash tons produced increases our potash weighted-average cost per ton.
Our Trio® cost of goods sold increased $4.3 million, or 27%, during the second quarter of 2023, as compared to the second quarter of 2022. We sold 7% more tons of Trio® during the second quarter of 2023, compared to the second quarter of 2022, and our Trio® weighted-average cost per ton increased as we incurred increased maintenance expenses and increases in various other production costs due to continued inflation. In addition, we produced fewer tons in the second quarter of 2023 compared to the second quarter of 2022 which increased our weighted-average cost per ton. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton.
Gross Margin
During the second quarter of 2023, we generated gross margin of $15.4 million compared to gross margin of $41.8 million during the second quarter of 2022. As discussed above, our gross margin decreased mainly due to the lower average net realized sales price per ton for potash and Trio® combined with increased cost of goods sold.
Selling and Administrative Expense
    During the second quarter of 2023, selling and administrative expenses increased 10% compared to the second quarter of 2022, mainly due to an increase in legal expenses, related to various ongoing issues involving our water rights and other ongoing legal issues.
Income Tax Expense
    During the second quarter of 2023, we incurred income tax expense of $2.0 million, compared to income tax expense of $8.1 million during the second quarter of 2022.
Net Income
    We generated net income of $4.3 million during the second quarter of 2023, compared to net income of $23.7 million for the second quarter of 2022, due to the factors discussed above.
Consolidated Results for the Six Months Ended June 30, 2023, and 2022
Sales
Our total sales for the six months ended June 30, 2023 decreased $28.2 million, or 14%, as compared to the six months ended June 30, 2022, as potash sales decreased $7.3 million, or 8%, Trio® sales decreased $18.0 million, or 24%, and oilfield solutions segment sales decreased $5.2 million, or 35%, partially offset by a $2.3 million increase in byproduct sales.
Our potash sales decreased $7.3 million for the first half of 2023, as compared to the first half of 2022, as our average net realized sales price per ton decreased 32%, partially offset by a 33% increase in tons sold. We sold more tons of potash in the first half of 2023, compared to the first half of 2022, as supportive farmer economics and lower potash prices drove strong agricultural demand.
As discussed above, potash prices increased significantly from the price lows realized in the third quarter of 2020 before peaking in the second quarter of 2022. As concerns over potential potash supply shortages abated, potash prices have steadily declined from the peak prices realized in the second quarter of 2022.
Our Trio® sales decreased $18.0 million, or 24%, in the first half of 2023, as compared to the first half of 2022, as our average net realized sales price per ton decreased 29%, combined with a 2% decrease in tons sold. Our Trio® average net realized sales price per ton decreased during the first half of 2023, compared to the first half of 2022, as the price of potash and other potassium fertilizers decreased from the peak prices realized during the second quarter of 2022.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use and easements, decreased $5.2 million, or 35%, in the first half of 2023, as compared to the first half of 2022, driven by a $3.7 million decrease in water sales, a $2.0 million decrease in surface use agreements revenue, partially offset by a $0.4 million increase in brine water sales recorded in our oilfield solutions segment. While oil and gas activities near our Intrepid South property remained strong during the first half of 2023, we sold less water because of fewer large frac jobs near Intrepid South in the first half of 2023, compared to the first half of 2022. Our surface use agreements revenue decreased as we entered into fewer surface use agreements in the first half of 2023, compared to the first half of 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment increased $2.3 million or 19% in the first half of 2023, as compared to the first half of 2022, due to a $1.0 million increase in byproduct salt sales, a $0.9 million increase in byproduct brine water sales, and a $0.8 million increase in magnesium chloride sales, partially offset by a $0.4 million decrease in byproduct water sales. Our byproduct brine water sales increased due to continued strong demand related to oil and gas activities in southeastern New Mexico. Our byproduct salt sales increased due to strong demand from industrial and feed salt customers and higher realized salt prices. Our magnesium chloride sales increased due to winter weather conditions in the western U.S. during the first quarter of 2023 and an increase in demand from customers using the product as a dedusting agent during the second quarter of 2023. Our byproduct water sales decreased due to our overall decrease in water sold in the first half of 2023, compared to the first half of 2022.
Cost of Goods Sold
Our total cost of goods sold increased $25.6 million, or 31%, during the first half of 2023, as compared to the first half of 2022. Our potash cost of goods sold increased $19.0 million, and our Trio® cost of goods sold increased $7.7 million, partially offset by a $1.1 million decrease in our oilfield solutions cost of goods sold.
Our potash cost of goods sold increased 46% as we sold 33% more tons of potash in the first half of 2023, compared to the first half of 2022. In addition, our potash weighted-average carrying cost per ton increased as various production costs, such as labor and natural gas, increased due to continued inflation. Additionally, we produced fewer tons of potash during the first half of 2023 compared to the first half of 2022, which further increased our weighted-average carrying cost per ton. Because most of our production costs are fixed, a decrease in tons produced increases our weighted-average carrying cost per ton.
Our Trio® cost of goods sold increased $7.7 million, or 23%, during the first half of 2023, as compared to the first half of 2022. While we sold 2% fewer tons of Trio® during the first half of 2023, compared to the first half of 2022, our Trio® weighted-average cost per ton increased as we incurred increased maintenance expenses and increases in various other production costs, such as labor and natural gas, due to continued inflation. In addition, we produced fewer tons in the first half of 2023 compared to the first half of 2022 which increase our weighted-average cost per ton. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton.
Our oilfield solutions cost of goods sold decreased $1.1 million, or 13%, during the first half of 2023, compared to the first half of 2022, as we sold less water and incurred less water transportation costs and costs to purchase third-party water.
Gross Margin
During the first half of 2023, we generated gross margin of $31.7 million compared to gross margin of $89.0 million during the first half of 2022. As discussed above, our gross margin decreased mainly due to the lower average net realized sales price per ton for potash and Trio® and increased weighted-average carrying costs per ton for potash and Trio®.
Selling and Administrative Expense
    During the first half of 2023, selling and administrative expenses increased 20% compared to the first half of 2022. Legal expense increased $1.0 million due to various ongoing issues involving our water rights and other ongoing legal issues. Our corporate salary expense increased $0.5 million, and our stock compensation expense increased $0.9 million. Both increases were related to having more corporate employees in the first half of 2023, compared to the first half of 2022.
Income Tax Expense
    During the first half of 2023, we incurred income tax expense of $3.8 million, compared to income tax expense of $17.2 million during the first half of 2022.
Net Income
    We generated net income of $8.8 million during the first half of 2023, compared to net income of $55.1 million for the first half of 2022, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Sales[1]	$47,264	$48,827	$99,761	$105,269
Less: Freight costs	4,338	3,682	9,343	7,705
Warehousing and handling costs	1,609	1,209	3,089	2,533
Cost of goods sold	28,441	19,011	60,025	41,041
Gross Margin	$12,876	$24,925	$27,304	$53,990
Depreciation, depletion, and amortization incurred[2]	$6,429	$6,085	$13,482	$13,033

Potash sales volumes (in tons)	79	56	167	126
Potash production volumes (in tons)	12	25	102	128

Average potash net realized sales price per ton[3]	$479	$738	$485	$713
1 Sales include sales of byproducts which were $6.2 million and $4.9 million for the three months ended June 30, 2023, and 2022, respectively, and $11.5 million and $9.8 million for the six months ended June 30, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2023, and 2022
Our potash sales recorded in the potash segment decreased $2.8 million, or 6%, in the second quarter of 2023, compared to the second quarter of 2022, as our average net realized sales price per ton decreased 35%, partially offset by a 41% increase in tons sold. We sold more tons of potash in the second quarter of 2023, compared to the second quarter of 2022, as continued supportive commodity prices led to improved agricultural demand.
Potash prices began to increase in late 2020 as supportive farm commodity prices and supply concerns drove price increases. Potash prices peaked during the second quarter of 2022 and have steadily declined since as potash supply has improved.
Our potash segment byproduct sales increased $1.2 million, or 25%, in the second quarter of 2023, compared to the second quarter of 2022. The increase in potash segment byproduct sales was driven by a $0.6 million increase in potash segment byproduct salt sales, a $0.5 million increase in byproduct magnesium chloride sales, and a $0.4 million increase in byproduct brine water sales, partially offset by a $0.3 million decrease in potash segment byproduct water sales.
Our byproduct salt sales increased due to strong demand from industrial and feed salt customers and higher realized pricing. Our magnesium chloride sales increased as we had more product available to sell. Our potash segment byproduct brine water sales increased as oil and gas activity near our facilities in New Mexico remained robust. Our potash segment byproduct water sales decreased due to our overall decrease in water sold in the second quarter of 2023, compared to the second quarter of 2022.
Potash segment freight expense increased 18% in the second quarter of 2023, compared to the second quarter of 2022, as a result of a 41% increase in potash tons sold. Our potash freight expense is also impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 50% in the second quarter of 2023, compared to the same period in 2022, primarily due to a 41% increase in potash tons sold in the second quarter of 2023. Additionally, our weighted-average carrying cost per ton was higher due to an increase in certain potash production costs due to continued inflation. In addition, we produced fewer tons of potash during the first half of 2023 compared to the first half of 2022. Because most of our production costs are fixed, a decrease in tons of potash produced results in a higher weighted-average cost per ton.
Our potash segment gross margin decreased $12.0 million in the second quarter of 2023, compared to the same period in 2022, due to the factors discussed above.
Six Months Ended June 30, 2023, and 2022
Our potash sales recorded in the potash segment decreased $7.2 million, or 8%, in the first half of 2023, compared to the first half of 2022, as our average net realized sales price per ton decreased 32%, partially offset by a 33% increase in tons sold as supportive farmer economics and lower price levels led to improved agricultural demand. As discussed above, potash prices have decreased since the peak prices realized during the second quarter of 2022.
Our potash segment byproduct sales increased $1.7 million, or 18%, in the first half of 2023, compared to the first half of 2022. The increase in potash segment byproduct sales was driven by a $1.0 million increase in potash segment byproduct salt sales, a $0.9 million increase in byproduct brine water sales, and a $0.8 million increase in byproduct magnesium chloride sales, partially offset by a $1.0 million decrease in potash segment byproduct water sales. Our potash segment byproduct salt sales increased due to strong demand from industrial, feed and pool salt customers and higher realized sales prices. Our potash segment byproduct brine water sales increased as oil and gas activity near our facilities in New Mexico remained robust. Our byproduct magnesium chloride sales increased due to significant snowfall in various parts of the western U.S. in the first quarter of 2023 and strong demand from customers using magnesium chloride as a dedusting agent during the second quarter of 2023. Our potash segment byproduct water sales decreased due to our overall decrease in water sold in the first half of 2023, compared to the first half of 2022.
Potash segment freight expense increased 21% in the first half of 2023 compared to the first half of 2022, as a result of a 33% increase in potash tons sold. Our potash freight expense is also impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 46% in the first half of 2023, compared to the same period in 2022. Most of this increase is due to a 33% increase in potash tons sold in the first half of 2023 compared to the same period in 2022. In addition, our weighted-average carrying cost per ton was higher due to an increase in certain potash production costs, such as labor and natural gas costs, due to continued inflation and because we produced fewer tons of potash. Since most of our production costs are fixed, a decrease in tons produced results in an increase in our weighted-average cost per ton.
Our potash segment gross margin decreased $26.7 million in the first half of 2023, compared to the same period in 2022, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Agricultural	78%	68%	80%	72%
Industrial	2%	9%	2%	7%
Feed	20%	23%	18%	21%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Sales[1]	$28,748	$35,467	$59,022	$76,519
Less: Freight costs	6,266	5,611	12,952	11,920
Warehousing and handling costs	1,192	995	2,445	2,147
Cost of goods sold	20,068	15,809	40,951	33,261
Gross Margin	$1,222	$13,052	$2,674	$29,191
Depreciation, depletion, and amortization incurred[2]	$1,405	$1,042	$2,611	$2,050

Sales volumes (in tons)	63	59	128	131
Production volumes (in tons)	58	58	107	123

Average Trio® net realized sales price per ton[3]	$333	$493	$339	$476
1 Sales include sales of byproducts which were $1.5 million and $0.8 million for the three months ended June 30, 2023, and 2022, respectively, and $2.7 million and $2.2 million for the six months ended June 30, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2023, and 2022
Trio® segment sales decreased 19% during the second quarter of 2023, compared to the second quarter of 2022. Trio® sales decreased $7.5 million, partially offset by an increase of $0.7 million in our Trio® segment byproduct sales. Trio® sales decreased primarily due to a 32% decrease in average net realized sales price per ton, partially offset by a 7% increase in Trio® tons sold. Our Trio® sales volumes increased during the second quarter of 2023 compared to the second quarter of 2022, as we saw improved demand from domestic customers. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased since the peak prices realized during the second quarter of 2022.
Our Trio® segment byproduct sales increased in the second quarter of 2023, compared to the second quarter of 2022 due to an increase in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales increased in the second quarter of 2023, compared to the second quarter of 2022, as a higher percentage of our total water sales were sourced from byproduct water from our Trio® segment. Revenue from water used in the production process of Trio® and sold is recorded in our Trio® segment.
Trio® freight costs increased 12% in the second quarter of 2023, compared to the second quarter of 2022 as we sold 7% more Trio® tons in the second quarter of 2023, compared to the second quarter of 2022. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 27% in the second quarter of 2023, compared to the second quarter of 2022. Part of this increase is due to selling 7% more tons of Trio® in the second quarter of 2023 compared to the second quarter of 2022. We also incurred increased labor costs as we continued to operate an additional underground shift at our East facility and we incurred increased maintenance costs during the second quarter of 2023, both of which increased our weighted-average cost per ton produced during the second quarter of 2023 compared to the second quarter of 2022.
    Our Trio® segment gross margin decreased to $1.2 million in the second quarter of 2023, compared to gross margin of $13.1 million in the second quarter of 2022, due mainly to the decrease in average net realized sales price per ton and the increase in our weighted-average carrying cost per ton, as discussed above.

Six Months Ended June 30, 2023, and 2022
Trio® segment sales decreased 23% during the first half of 2023, compared to the first half of 2022. Trio® sales decreased $18.0 million, and our Trio® segment byproduct sales increased $0.5 million. Trio® sales decreased primarily due to a 29% decrease in average net realized sales price per ton, combined with a 2% decrease in Trio® tons sold. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has steadily decreased since the peak prices realized during the second quarter of 2022.
Our Trio® segment byproduct sales increased due to an increase in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales increased as a higher percentage of our total water sales were sourced from byproduct water from our Trio® segment. Revenue from water used in the production process of Trio® and sold is recorded in our Trio® segment.
Trio® freight costs increased 9% in the first half of 2023, compared to the first half of 2022. While we sold 2% fewer Trio® tons in the first half of 2023, compared to the first half of 2022, a larger proportion of our second quarter 2023 total tons of Trio® sold were sold to domestic and international regions carrying higher freight expense compared to the first half of 2022. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 23% in the first half of 2023, compared to the first half of 2022. While our tons of Trio® sold decreased 2%, our weighted average carrying cost per ton increased as we incurred increased labor costs as we continued to operate an additional underground shift at our East facility and we experienced overall production cost increases due to continued inflation. We also produced 13% fewer tons of Trio® in the first half of 2023, compared to the first half of 2022, as we experienced an eight-day outage at our East plant in the first quarter of 2023. Most of our production costs are fixed and a decrease in tons produced increases our per-ton weighted average cost.
    Our Trio® segment gross margin decreased to $2.7 million in the first half of 2023, compared to gross margin of $29.2 million in the first half of 2022, due mainly to the decrease in average net realized sales price per ton and the other factors discussed above.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2023, and 2022.

	United States	Export
For the Three Months Ended June 30, 2023	89%	11%
For the Six Months Ended June 30, 2023	90%	10%

For the Three Months Ended June 30, 2022	90%	10%
For the Six Months Ended June 30, 2022	91%	9%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Sales	$5,111	$7,512	$9,361	$14,512
Cost of goods sold	3,827	3,678	7,605	8,706
Gross Margin	$1,284	$3,834	$1,756	$5,806
Depreciation, depletion, and amortization incurred	$915	$803	$1,822	$1,590

Three Months Ended June 30, 2023, and 2022
    Our oilfield solutions segment sales decreased $2.4 million in the second quarter of 2023, compared to the same period in 2022, due to a $1.5 million decrease in surface use, rights-of-way and easement revenues, and a $1.1 million decrease in water sales, partially offset by a $0.4 million increase in brine water sales. Surface use, rights-of-way and easement revenues decreased as we entered into fewer agreements during the second quarter of 2023, compared to the second quarter of 2022. While oil and gas activities near our Intrepid South property remained strong during the second quarter of 2023, our water sales decreased as we had fewer large frac jobs in the second quarter of 2023, compared to the second quarter of 2022.

    Our cost of goods sold increased $0.1 million, or 4%, for the second quarter of 2023, compared to the same period in 2022. We incurred increased wages and benefits expense as we had more employees in the second quarter of 2023 compared to the second quarter of 2022. Increases in wages and benefits expense was partially offset by decreased water transportation costs and less third-party water purchased for resale.
Gross margin for the second quarter of 2023 decreased $2.6 million compared to the second quarter of 2022, due to the factors discussed above.
Six Months Ended June 30, 2023, and 2022
    Our oilfield solutions segment sales decreased $5.2 million in the first half of 2023, compared to the same period in 2022, due to a $3.7 million decrease in water sales, and a $2.0 million decrease in surface use, rights-of-way and easement revenues, partially offset by a $0.4 million increase in brine water sales.
The decrease in water sales in our oilfield solutions segment was due to fewer large frac jobs and the timing of frac jobs in 2023, compared to 2022. Surface use, rights-of-way and easement revenues decreased as we entered into fewer agreements during the first half of 2023, compared to the first half of 2022.
    Our cost of goods sold decreased $1.1 million, or 13%, for the first half of 2023, compared to the same period in 2022, as our sales decreased 35%. Purchased water used to supplement our own water rights decreased $1.0 million compared to the first half of 2022, resulting in lower sales and costs of goods sold. Our oilfield solutions cost of goods sold was negatively impacted by increased labor costs during the first half of 2023, compared to the first half of 2022, due to increased headcount.
Gross margin for the first half of 2023 decreased $4.1 million compared to the first half of 2022, due to the factors discussed above.

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

    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Continued rising inflation, albeit at a slower rate in the first half of 2023 compared to inflation rates experienced in 2022, has led to increases in certain of our production costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2023, our average royalty rate was 4.9%. For the three and six months ended June 30, 2022, our average royalty rate was 4.8%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2023, was 30.2%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction. Our effective tax rate for the six months ended June 30, 2022, was 23.8% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first half of 2022.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2023, we incurred approximately $3.7 million of deferred income tax expense and $0.1 million of current income tax expense. Our current income tax expense is less than the total tax expense of $3.8 million due to the utilization of net operating losses. For the six months ended June 30, 2022, we incurred income tax expense of $17.2 million.
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

Capital Investments
    During the second quarter of 2023 and the first half of 2023, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $20.9 million and $41.9 million, respectively.
We expect to make capital investments in 2023 of $65 million to $75 million. We anticipate spending approximately $25 million to $35 million on sustaining capital in 2023. We may adjust our investment plans as our expectations for 2023 change. We anticipate the remainder of our 2023 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $17.2 million, compared to $18.5 million at December 31, 2022. The decrease in our cash balance during the first six months of 2023 was driven mainly by cash expenditures related to capital investments and decreases in the average net realized sales price per ton for both potash and Trio®.
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
The following summarizes our cash flow activity for the six months ended June 30, 2023, and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities	$38,948	$83,229
Cash flows used in investing activities	$(38,752)	$(33,627)
Cash flows used in financing activities	$(1,547)	$(4,252)

Operating Activities
Net cash provided by operating activities through June 30, 2023, was $38.9 million, a decrease of $44.3 million compared with the first half of 2022, due to decreased potash and Trio® sales driven by the decreases in our average net realized sales price per ton.
Investing Activities
    Net cash used in investing activities increased by $5.1 million in the first half of 2023, compared with the same period in 2022 due to a $19.2 million increase in capital investments offset by a net $13.5 million decrease in investment purchases.
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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the six months ended June 30, 2023, we made $5 million in borrowings, and we made $5 million in repayments under the revolving credit facility. During the six months ended June 30,

2022, we made no borrowings, and we made no repayments under the revolving credit facility. As of June 30, 2023, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of June 30, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
    As of July 31, 2023, we had approximately $15.6 million in cash and cash equivalents and no borrowings under the revolving credit facility.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022. For the six months ended June 30, 2023, and June 30, 2022, we did not repurchase any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$47,264	$28,748	$48,827	$35,467
Less: Segment byproduct sales	6,158	1,520	4,942	780
Freight costs	3,272	6,266	2,563	5,609
Subtotal	$37,834	$20,962	$41,322	$29,078

Divided by:
Tons sold	79	63	56	59
Average net realized sales price per ton	$479	$333	$738	$493

	Six Months Ended June 30,
	2023		2022
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$99,761	$59,022	$105,269	$76,519
Less: Segment byproduct sales	11,500	2,740	9,762	2,216
Freight costs	7,264	12,952	5,687	11,919
Subtotal	$80,997	$43,330	$89,820	$62,384

Divided by:
Tons sold	167	128	126	131
Average net realized sales price per ton	$485	$339	$713	$476

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2022, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
April 1, 2023 through April 30, 2023	—	—	—	$12,987,860
May 1, 2023 through May 31, 2023	—	$—	—	12,987,860
June 1, 2023 through June 30, 2023	13,325	$22.46	—	12,987,860
Total	13,325	$22.46	—	$12,987,860
1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the second quarter of 2023, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: August 3, 2023	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)