Form 10-Q
period 2023-09-30
Intrepid Potash, Inc.
filed 2023-11-09
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 31, 2023, the registrant had outstanding 13,156,618 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$2,791	$18,514
Short-term investments	3,463	5,959
Accounts receivable:
Trade, net	24,091	26,737
Other receivables, net	2,357	790
Inventory, net	108,360	114,816
Prepaid expenses and other current assets	5,546	4,863
Total current assets	146,608	171,679

Property, plant, equipment, and mineral properties, net	402,862	375,630
Water rights	19,184	19,184
Long-term parts inventory, net	25,347	24,823
Long-term investments	7,930	9,841
Other assets, net	6,864	7,294
Non-current deferred tax asset, net	183,996	185,752
Total Assets	$792,791	$794,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,756	$18,645
Accrued liabilities	14,523	16,212
Accrued employee compensation and benefits	8,047	6,975
Other current liabilities	6,871	7,044
Total current liabilities	38,197	48,876

Advances on credit facility	2,000	—
Asset retirement obligation, net of current portion	28,169	26,564
Operating lease liabilities	1,119	2,206
Finance lease liabilities	1,658	—
Other non-current liabilities	1,221	1,479
Total Liabilities	72,364	79,125
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,789,326 and 12,687,822 shares outstanding
at September 30, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	664,348	660,614
Retained earnings	78,078	76,463
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	720,427	715,078
Total Liabilities and Stockholders' Equity	$792,791	$794,203
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$54,465	$74,752	$222,420	$270,891
Less:
Freight costs	7,909	7,793	30,015	27,257
Warehousing and handling costs	2,731	2,541	8,265	7,221
Cost of goods sold	39,921	37,648	148,502	120,656
Lower of cost or net realizable value inventory adjustments	3,413	—	3,413	—
Gross Margin	491	26,770	32,225	115,757

Selling and administrative	7,685	8,551	24,491	22,558
Accretion of asset retirement obligation	535	491	1,605	1,471
Impairment of long-lived assets	521	—	521	—
Loss on sale of assets	59	10	252	1,176
Other operating expense	857	264	1,880	1,239
Operating (Loss) Income	(9,166)	17,454	3,476	89,313

Other Income (Expense)
Equity in earnings of unconsolidated entities	(54)	766	(292)	766
Interest expense, net	—	(28)	—	(85)
Interest income	88	77	249	94
Other income (expense)	19	(258)	75	281
(Loss) Income Before Income Taxes	(9,113)	18,011	3,508	90,369

Income Tax Benefit (Expense)	1,917	(4,903)	(1,893)	(22,131)
Net (Loss) Income	$(7,196)	$13,108	$1,615	$68,238

Weighted Average Shares Outstanding:
Basic	12,789	13,256	12,750	13,221
Diluted	12,789	13,489	12,876	13,567
(Loss) Earnings Per Share:
Basic	$(0.56)	$0.99	$0.13	$5.16
Diluted	$(0.56)	$0.97	$0.13	$5.03
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	1,615	1,615
Stock-based compensation	—	—	—	5,071	—	5,071
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	101,504	—	—	(1,337)	—	(1,337)
Balance, September 30, 2023	12,789,326	$13	$(22,012)	$664,348	$78,078	$720,427

	Three-Month Period Ended September 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101
Net loss	—	—	—	—	(7,196)	(7,196)
Stock-based compensation	—	—	—	1,522	—	1,522
Balance, September 30, 2023	12,789,326	$13	$(22,012)	$664,348	$78,078	$720,427

	Nine-Month Period Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	13,149,315	$13	$—	$659,147	$4,243	$663,403
Net income	—	—	—	—	68,238	68,238
Stock-based compensation	—	—	—	3,965	—	3,965
Exercise of stock options	10,718	—	—	110	—	110
Purchase of treasury stock	(70,733)	—	(2,881)	—	—	(2,881)
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	105,780	—	—	(4,362)	—	(4,362)
Balance, September 30, 2022	13,195,080	$13	$(2,881)	$658,860	$72,481	$728,473

	Three-Month Period Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2022	13,265,813	$13	$—	$657,453	$59,373	$716,839
Net income	—	—	—	—	13,108	13,108
Stock-based compensation	—	—	—	1,407	—	1,407
Purchase of Treasury Stock	(70,733)	—	(2,881)	—	—	(2,881)
Balance, September 30, 2022	13,195,080	$13	$(2,881)	$658,860	$72,481	$728,473
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,615	$68,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,305	25,285
Accretion of asset retirement obligation	1,605	1,471
Amortization of deferred financing costs	226	187
Amortization of intangible assets	241	241
Stock-based compensation	5,071	3,965
Lower of cost or net realizable value inventory adjustments	3,413	—
Impairment of long-lived assets	521	—
Loss on disposal of assets	252	1,176
Allowance for doubtful accounts	110	—
Allowance for parts inventory obsolescence	140	1,750
Equity in earnings of unconsolidated entities	292	(766)
Distribution of earnings from unconsolidated entities	452	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,536	(2,820)
Other receivables, net	(1,659)	(1,111)
Inventory, net	2,379	(15,954)
Prepaid expenses and other current assets	(898)	(1,504)
Deferred tax assets, net	1,756	21,548
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(5,216)	999
Operating lease liabilities	(1,218)	(1,619)
Other liabilities	(1,298)	(31,974)
Net cash provided by operating activities	38,625	69,112

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(58,484)	(37,100)
Purchase of investments	(1,415)	(12,864)
Proceeds from sale of assets	125	46
Proceeds from redemptions/maturities of investments	4,500	1,504
Other investing, net	668	—
Net cash used in investing activities	(54,606)	(48,414)

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	7,000	—
Repayments of short-term borrowings on credit facility	(5,000)	—
Payments of financing lease	(399)	—
Capitalized debt fees	—	(933)
Employee tax withholding paid for restricted stock upon vesting	(1,337)	(4,362)
Repurchases of common stock	—	(2,881)
Proceeds from exercise of stock options	—	110
Net cash provided by (used in) financing activities	264	(8,066)

Net Change in Cash, Cash Equivalents and Restricted Cash	(15,717)	12,632
Cash, Cash Equivalents and Restricted Cash, beginning of period	19,084	37,146
Cash, Cash Equivalents and Restricted Cash, end of period	$3,367	$49,778

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$287	$66
Income taxes	$295	$679
Amounts included in the measurement of operating lease liabilities	$1,357	$1,419
Accrued purchases for property, plant, equipment, and mineral properties	$3,241	$7,373
Right-of-use assets exchanged for operating lease liabilities	$48	$1,588
Right-of-use assets exchanged for financing lease liabilities	$3,009	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(7,196)	$13,108	$1,615	$68,238

Basic weighted-average common shares outstanding	12,789	13,256	12,750	13,221
Add: Dilutive effect of restricted stock	—	143	80	223
Add: Dilutive effect of stock options	—	90	46	123
Diluted weighted-average common shares outstanding	12,789	13,489	12,876	13,567

Basic	$(0.56)	$0.99	$0.13	$5.16
Diluted	$(0.56)	$0.97	$0.13	$5.03

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive effect of restricted stock	372	106	213	64

Anti-dilutive effect of stock options outstanding	273	—	173	—

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at September 30, 2023, and 2022 (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$2,791	$49,209
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	551	544
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$3,367	$49,778

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Finished goods product inventory	$55,408	$74,777
In-process inventory	33,240	24,767
Total product inventory	88,648	99,544
Current parts inventory, net	19,712	15,272
Total current inventory, net	108,360	114,816
Long-term parts inventory, net	25,347	24,823
Total inventory, net	$133,707	$139,639

Parts inventory is shown net of estimated allowances for obsolescence of $1.4 million and $1.3 million as of September 30, 2023, and December 31, 2022, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$24,136	$24,136
Ponds and land improvements	91,215	73,501
Mineral properties and development costs	161,555	146,333
Buildings and plant	90,995	89,014
Machinery and equipment	314,851	288,345
Vehicles	8,072	7,399
Office equipment and improvements	11,390	10,436
Operating lease ROU assets	5,630	5,908
Breeding stock	310	329
Construction in progress	37,958	47,188
Total property, plant, equipment, and mineral properties, gross	$746,112	$692,589
Less: accumulated depreciation, depletion, and amortization	(343,250)	(316,959)
Total property, plant, equipment, and mineral properties, net	$402,862	$375,630

We own a 3.9% non-operating working interest in an oil and gas well. Because oil and gas production from the well has not met expected production, we determined the future undiscounted cash flows were unable to recover the carrying amount of our non-operating working interest in the oil and gas well. We estimated the fair value of our non-operating working interest in the oil and gas well using a discounted cash flow technique and recorded a $0.5 million impairment expense during the third quarter of 2023.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation	$9,102	$7,519	$25,156	$22,051
Depletion	621	459	1,968	1,889
Amortization of right of use assets	399	384	1,181	1,345
Total incurred	$10,122	$8,362	$28,305	$25,285
Note 7 — DEBT
    Revolving Credit Facility—In August 2022, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with a syndicate of lenders with the Bank of Montreal, as administrative agent, which provides for a revolving credit facility. The credit agreement amended our existing revolving credit facility to, among other things, increase the amount available under the facility from $75 million to $150 million, extend the maturity date to August 4, 2027, and transition from London Interbank Offered Rate ("LIBOR") to Secured Overnight Financing Rate ("SOFR") as a reference rate for borrowings under the credit agreement. Borrowings under the amended credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended September 30, 2023, we made $2.0 million in borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2023, we made $7.0 million in borrowings, and we made $5.0 million in repayments under the revolving credit facility. During the three and nine months ended September 30, 2022, we made no borrowings, and we made no repayments under the revolving credit facility. As of September 30, 2023, we had $2.0 million in borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of September 30, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2023, and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on borrowings	$58	$—	$133	$—
Commitment fee on unused credit facility	57	47	169	90
Amortization of deferred financing costs	75	67	226	187
Gross interest expense	190	114	528	277
Less capitalized interest	(190)	(86)	(528)	(192)
Interest expense, net	$—	$28	$—	$85

Note 8 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at September 30, 2023, and December 31, 2022. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. The weighted average amortization period for the other intangible assets is approximately 15.5 years. At September 30, 2023, and December 31, 2022, these intangible assets had a net book value of $5.0 million and $5.2 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 9— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $2.8 million and $18.5 million at September 30, 2023, and December 31, 2022, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset retirement obligation, at beginning of period	$27,934	$28,004	$26,864	$27,024
Liabilities settled	—	(511)	—	(511)
Liabilities incurred	—	250	—	250
Accretion of discount	535	491	1,605	1,471
Total asset retirement obligation, at end of period	$28,469	$28,234	$28,469	$28,234
Less current portion of asset retirement obligation	$(300)	$(1,029)	$(300)	$(1,029)
Long-term portion of asset retirement obligation	$28,169	$27,205	$28,169	$27,205

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2023.

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

Contract Balances: As of September 30, 2023, and December 31, 2022, we had a total of $2.2 million and $2.4 million of contract liabilities, respectively, of which $1.0 million and $0.9 million were current as of September 30, 2023, and December 31, 2022, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
In August 2022, a customer notified us that they were terminating a water sales agreement with us. Under that agreement, the customer had prepaid us for future water deliveries. In September 2022 we refunded the customer's prepayment balance of $32.6 million. See Note 14—Commitments and Contingencies below for additional information regarding our water rights and repayment of this customer's prepayment balance.
Our deferred revenue activity for the three and nine months ended September 30, 2023, and 2022 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,168	$34,110	$2,374	$33,788
Additions	313	124	627	714
Refund of prepayments	—	(32,579)	—	(32,579)
Recognized as revenue during period	(291)	(150)	(811)	(418)
Ending Balance	$2,190	$1,505	$2,190	$1,505

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2023, and 2022. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,980	$—	$—	$(71)	$21,909
Trio®	—	20,605	—	—	20,605
Water	48	1,368	1,133	—	2,549
Salt	2,676	57	—	—	2,733
Magnesium Chloride	2,035	—	—	—	2,035
Brine Water	863	—	1,030	—	1,893
Other	—	—	2,741	—	2,741
Total Revenue	$27,602	$22,030	$4,904	$(71)	$54,465

	Nine Months Ended September 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$110,241	$—	$—	$(260)	$109,981
Trio®	—	76,887	—	—	76,887
Water	228	3,890	5,320	—	9,438
Salt	8,997	275	—	—	9,272
Magnesium Chloride	4,839	—	—	—	4,839
Brine Water	3,058	—	2,853	—	5,911
Other	—	—	6,092	—	6,092
Total Revenue	$127,363	$81,052	$14,265	$(260)	$222,420

	Three Months Ended September 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$36,177	$—	$—	$(68)	$36,109
Trio®	—	23,158	—	—	23,158
Water	427	796	5,380	—	6,603
Salt	2,845	89	—	—	2,934
Magnesium Chloride	2,008	—	—	—	2,008
Brine Water	897	—	792	—	1,689
Other	—	—	2,251	—	2,251
Total Revenue	$42,354	$24,043	$8,423	$(68)	$74,752

	Nine Months Ended September 30, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$131,684	$—	$—	$(228)	$131,456
Trio®	—	97,461	—	—	97,461
Water	1,564	2,722	13,260	—	17,546
Salt	8,137	378	—	—	8,515
Magnesium Chloride	4,022	—	—	—	4,022
Brine Water	2,215	—	2,179	—	4,394
Other	—	—	7,497	—	7,497
Total Revenue	$147,622	$100,561	$22,936	$(228)	$270,891

Note 12 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At September 30, 2023, approximately 1.0 million shares remained available for issuance under the Plan.
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
As of September 30, 2023, the following awards were outstanding under the Plan (in thousands):

Outstanding as of September 30, 2023
Restricted Shares	371

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.5 million and $1.4 million for the three months ended September 30, 2023, and 2022, respectively, and $5.1 million and $4.0 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, we had $7.2 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.3 years.

Note 13 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current portion of income tax expense	$3	$296	$137	$583
Deferred portion of income tax (benefit) expense	(1,920)	4,607	1,756	21,548
Total income tax (benefit) expense	$(1,917)	$4,903	$1,893	$22,131

    Our effective tax rate for the three months ended September 30, 2023, was 21.0%. Our effective tax rate for the nine months ended September 30, 2023 was 54.0%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the first nine months of 2023 for the percentage depletion deduction and the officers' compensation deduction. Additionally, because small changes in projected income may produce significant variations in our estimated annual effective tax rate, we have determined that we are unable to reliably estimate an annual effective tax rate to apply to our income for the nine months ended September 30, 2023, as described in ASC 740. Therefore, we have elected to apply the actual effective tax rate for this period to our income since we believe that this is the best estimate of our annual effective tax rate. Our effective tax rate for the three and nine months ended September 30, 2022, was 27.2% and 24.5%, respectively, which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first half of 2022.

Note 14 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2023, and December 31, 2022, we had $26.8 million and $24.6 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of our various facilities. As of September 30, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.3 million was secured by surety bonds issued by an insurer. As of December 31, 2022, $0.5 million consisted of long-term restricted cash deposits and $24.1 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
Water Rights and Other Legal Contingencies
In February 2019, an expedited inter se proceeding commenced to determine the validity of our Pecos River water rights, representing approximately 20,000 acre feet of surface water per year. On December 17, 2021, the adjudication court entered its findings of fact and conclusions of law, which held that our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. On March 17, 2022, the adjudication court entered the subfile order and partial final judgment and decree, which adopted the court's December 17, 2021 findings of fact and conclusion of law and specifies our right to 150 acre feet per annum of water for industrial-salt processing use. On April 15, 2022, we filed a notice of appeal of the adjudication court's ruling on the validity of our water rights to the New Mexico Court of Appeals. On October 18, 2023, the New Mexico Court of Appeals issued a decision affirming the adjudication court's ruling. We are evaluating our options in response to the Court of Appeals opinion. We plan on filing a petition for certiorari to the New Mexico Supreme Court, which will seek review of the Court of Appeals decision. The New Mexico Supreme Court has discretion whether to accept the petition for certiorari; if it is not accepted, the New Mexico Court of Appeals' decision will be final.
    In 2017 and 2018 the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. If the New Mexico Court of Appeals' decision is ultimately affirmed, we may have to repay for the water we sold under the preliminary and emergency authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our Condensed Consolidated Statement of Operations related to this legal matter.
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

We have estimated contingent liabilities recorded in "Other current liabilities" on the condensed consolidated balance sheets of $3.1 million as of September 30, 2023, mainly related the potential underpayment of royalties from 2012 to 2016. As of December 31, 2022, we had $4.2 million in contingent liabilities mainly related to a trespass issue at Intrepid South and the potential underpayment of royalties in 2012 to 2016. During the nine months ended September 30, 2023, we resolved the contingent liability related to the trespass issue at Intrepid South and we paid the BLM $2.7 million.

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
Cash Equivalents—As of September 30, 2023, we had no cash equivalents. As of December 31, 2022, we had cash equivalents of $1.7 million.
Held-to-Maturity Investments—As of September 30, 2023, and December 31, 2022, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$1,499	$—	$(8)	$1,491
Government bonds	1,964	—	(21)	1,943
Total	$3,463	$—	$(29)	$3,434
Long-term
Corporate bonds	$489	$—	$(8)	$481
Government bonds	1,447	—	(19)	1,428
Total	$1,936	$—	$(27)	$1,909

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$3,992	$—	$(24)	$3,968
Government bonds	1,967	—	(18)	1,949
Total	$5,959	$—	$(42)	$5,917
Long-term
Corporate bonds	$499	$—	$(10)	$489
Government bonds	1,935	—	(26)	1,909
Total	$2,434	$—	$(36)	$2,398
Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, we had $5.4 million and $8.4 million in held-to-maturity debt investment securities, respectively. As of September 30, 2023, our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We account for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment. As of September 30, 2023, and December 31, 2022, we had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We include this investment in "Long-term investments" on the Condensed Consolidated Balance Sheets.
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

Equity Method Investments—We have committed to invest up to $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $3.2 million of cash as of September 30, 2023, and December 31, 2022. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, our proportional share of Ovation's net loss was $0.1 million and $0.3 million, respectively.

Note 16 — BUSINESS SEGMENTS
    Our operations are organized into three segments: potash, Trio® and oilfield solutions. We determine reportable segments based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our chief operating decision maker. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments. Segment gross margins are reconciled to consolidated gross margins in the tables below. To reconcile segment gross margins to consolidated income before taxes, consolidated operating expense amounts and consolidated other income and expense amounts, expenses are subtracted from and income is added to consolidated gross margin to arrive at consolidated income before taxes, as shown on the statement of operations.
Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended September 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$27,602	$22,030	$4,904	$(71)	$54,465
Less: Freight costs	2,894	5,086	—	(71)	7,909
Warehousing and handling costs	1,541	1,190	—	—	2,731
Cost of goods sold	18,673	17,714	3,534	—	39,921
Lower of cost or net realizable value inventory adjustments	1,083	2,330	—	—	3,413
Gross Margin (Deficit)	$3,411	$(4,290)	$1,370	$—	$491
Depreciation, depletion, and amortization incurred[1]	$7,272	$1,754	$950	$226	$10,202

Nine Months Ended September 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$127,363	$81,052	$14,265	$(260)	$222,420
Less: Freight costs	12,237	18,038	—	(260)	30,015
Warehousing and handling costs	4,630	3,635	—	—	8,265
Cost of goods sold	78,697	58,666	11,139	—	148,502
Lower of cost or net realizable value inventory adjustments	1,083	2,330	—	—	3,413
Gross Margin (Deficit)	$30,716	$(1,617)	$3,126	$—	$32,225
Depreciation, depletion, and amortization incurred[1]	$20,753	$4,365	$2,772	$656	$28,546

Three Months Ended September 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$42,354	$24,043	$8,423	$(68)	$74,752
Less: Freight costs	3,726	4,135	—	(68)	7,793
Warehousing and handling costs	1,414	1,127	—	—	2,541
Cost of goods sold	17,342	12,278	8,028	—	37,648
Gross Margin	$19,872	$6,503	$395	$—	$26,770
Depreciation, depletion, and amortization incurred[1]	$6,318	$1,072	$867	$185	$8,442

Nine Months Ended September 30, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$147,622	$100,561	$22,936	$(228)	$270,891
Less: Freight costs	11,430	16,055	—	(228)	27,257
Warehousing and handling costs	3,947	3,274	—	—	7,221
Cost of goods sold	58,383	45,538	16,735	—	120,656
Gross Margin	$73,862	$35,694	$6,201	$—	$115,757
Depreciation, depletion and amortization incurred[1]	$19,350	$3,122	$2,458	$596	$25,526
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about, among other things, our future results of operations and financial position, our business strategy and plans, our expected capital investments and our objectives for future operations. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward-looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. In May 2019, we acquired certain land, water rights, state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights to customers, where such sales provide a solution to customers' operations in the oil and gas industry.
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
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $433 and $474 for the three and nine months ended September 30, 2023, compared to $734 and $718 for the same periods in 2022. In late July, a summer fill program was announced, decreasing potash prices by $110 per ton compared to first quarter price levels with a delivery window through the end of September. After the order window closed, pricing increased $30 per ton. Sales volume was unchanged in the third quarter of 2023 compared to the same period in the prior year as a strong customer response during the fill window was limited by low inventory levels across our sites as we aggressively sold down inventory during the spring in anticipation of decreasing price going into summer.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) decreased to $298 and $329 for the three and nine months ended September 30, 2023, compared to $488 and $482 for the same periods in 2022. In response to the late July potash fill program, our competitor announced a langbeinite summer fill program adjusting price down to correspond with summer potash fill pricing. Regional langbeinite prices decreased between $35 and $40 per ton depending on location and grade. We matched this program and saw good demand from historical customers during the order period as customers continue to see good value relative to commodity prices. After the order window closed, we increased price by $15 per ton, which we have realized on certain spot business in the third quarter, although we have yet to see broader engagement on large volumes as buyers remain cautious to commit to spring season needs at this time.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the third quarter of 2023, total water sales were $2.5 million compared to $6.6 million during the same period of 2022. In the first nine months of 2023, total water sales were $9.4 million compared to $17.5 million during the same period of 2022. Water purchased to supplement our sales at Intrepid South decreased approximately $4.8 million in the first nine months of 2023 compared to the prior year, also resulting in decreased sales compared to the prior year. Water sales also decreased compared to the prior year due to fewer fracs near Intrepid South and less water sold from our Caprock water rights.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $7.0 million during the third quarter of 2023, compared to $7.1 million for the same period of 2022. Byproduct sales were $21.3 million during the first nine months of 2023, compared to $19.0 million for the same period of 2022. Salt sales increased compared to the prior year period due to growth in the industrial salt market combined with higher realized pricing. Brine sales improved compared to the prior year as we capitalized on increased oilfield activity near our operations through higher pricing and increased sales volume. Magnesium chloride sales increased compared to the prior year periods due to improved product availability.
• Inflation. Since the summer of 2022, we have experienced increased labor costs and increased costs for various supplies due to inflationary pressures. While overall inflation rates have slowed in the first nine months of 2023, we continue to experience year-over-year cost increases above those of the past five years. If potash and Trio® prices remain flat or decline, inflation remains at current levels or increases for an extended period of time, and we are unable to mitigate the impact of inflation, our production costs could increase further or in excess of any price increases, which could result in lower margins and net income.
• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:

–We successfully commissioned the Eddy Shaft Brine Extraction Project in October 2023 at our HB Solar Solution Mine. This project targets a significant, high-grade brine pool in the Eddy Cavern that is estimated to contain approximately 270 million gallons of brine at an expected grade of over 9% potassium chloride (“KCl”). Access to this brine pool immediately increases the brine available to our pond system and we expect to see incremental production contributions starting in the second half of 2024.
–We continue to work through the permitting and contracting processes for the replacement extraction well at our HB Solar Solution Mine and expect the well will be commissioned in the first half of 2024. This new extraction well is designed to have a long-term operational life and will initially target approximately 330 million gallons of high-grade brine from the Eddy Cavern at HB, with this additional brine being at lower depths than the Eddy Shaft project can access.
–Phase Two of the HB Injection Pipeline Project is the installation of an in-line pigging system to clean the pipeline and remove scaling to help ensure more consistent flow rates. We continue to work through the permitting requirements and anticipate construction beginning in the first quarter of 2024, with commissioning expected in the first half of 2024, assuming we have no further delays in permitting. Upon Phase 2 commissioning, we expect our brine injection rates to be the highest in company history, which is key for maximizing brine availability and residence time.
–We started construction on a new primary pond in Wendover to increase the brine evaporative area, which will result in two primary ponds when complete. Similar to our caverns at Moab and HB, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing our brine grade, and improving our production. We expect this project to be commissioned in the third quarter of 2024.

• Diversification of products and services. In addition to the products discussed above, Intrepid generates revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle. We are also currently negotiating water transfer agreements with customers throughout the basin to utilize our existing infrastructure.
We continue to progress on a sand mine opportunity on our strategically located Intrepid South. We completed an archeological study in the area and are progressing on necessary permits and sourcing of supplies and equipment. As previously discussed, we are targeting approximately one million tons per year of wet sand. This target is contingent upon receiving the requisite operating permits from state agencies, including an air quality permit that would allow us to operate the mine at all hours. It is uncertain whether we will obtain the requisite approval for this type of permit within the next twelve months. If we are unable to obtain such a permit, we would be allowed to operate only during daylight hours and target approximately 400,000 to 450,000 tons of wet sand per year. We have the necessary permits to begin construction and continue to evaluate the timing of construction given the current uncertainty in permitting.
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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales[1]	$54,465	$74,752	$222,420	$270,891

Cost of goods sold	$39,921	$37,648	$148,502	$120,656

Gross Margin	$491	$26,770	$32,225	$115,757

Selling and administrative	$7,685	$8,551	$24,491	$22,558

Net (Loss) Income	$(7,196)	$13,108	$1,615	$68,238

Average net realized sales price per ton[2]
Potash	$433	$734	$474	$718
Trio®	$298	$488	$329	$482
1Sales include sales of byproducts which were $7.0 million and $7.1 million for the three months ended September 30, 2023, and 2022, respectively, and $21.3 million and $19.0 million for the nine months ended September 30, 2023, and 2022, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2023, and 2022
Sales
Our total sales for the third quarter of 2023 decreased $20.3 million, or 27%, as compared to the third quarter of 2022, as potash segment sales decreased $14.8 million, or 35%, Trio® segment sales decreased $2.0 million, or 8%, and oilfield solutions segment sales decreased $3.5 million, or 42%.
Our potash sales decreased $14.2 million for the third quarter of 2023, as compared to the third quarter of 2022, as our average net realized sales price per ton decreased 41%, while potash tons sold were unchanged. Potash prices began to increase in late 2020 as supportive farm commodity prices and supply concerns drove price increases. Potash prices peaked during the second quarter of 2022 and have steadily declined since, as potash supply has improved.
Our Trio® sales decreased $2.6 million, or 11%, in the third quarter of 2023, as compared to the third quarter of 2022, as our average net realized sales price per ton decreased 39%, partially offset by a 33% increase in tons sold. Our Trio® average net realized sales price per ton decreased during the third quarter of 2023, compared to the third quarter of 2022, as the price of Trio® and other potassium fertilizers decreased from the peak prices realized in the second quarter of 2022. Our Trio® tons sold increased during the third quarter of 2023, compared to the third quarter of 2022, due to an increase in domestic Trio® tons sold as domestic customers saw good value in Trio® relative to commodity prices.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, decreased $3.5 million, or 42%, in the third quarter of 2023, as compared to the third quarter of 2022, mainly driven by a $4.2 million decrease in water sales, partially offset by a $0.7 million increase in revenue from surface use agreements. Our water sales decreased as we purchased less water to resell during the third quarter of 2023, compared to the third quarter of 2022, and a larger percentage of our total water sales were byproduct water sales. Our byproduct water sales are recorded in the segment that generated the byproduct water. Our revenue from surface use agreements increased as we entered into more surface use agreements during the third quarter of 2023 compared to the third quarter of 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment were flat in the third quarter of 2023, as compared to the third quarter of 2022, as a $0.2 million increase in byproduct water sales was offset by a $0.2 million decrease in byproduct salt sales.

Cost of Goods Sold
Our total cost of goods sold increased $2.3 million, or 6%, during the third quarter of 2023, compared to the third quarter of 2022. Our potash cost of goods sold increased $1.3 million, our Trio® cost of goods sold increased $5.4 million, partially offset by a decrease of $4.5 million in our oilfield solutions cost of goods sold.
While our tons of potash sold was virtually unchanged in the third quarter of 2023 compared to the same period in 2022, our potash cost of goods sold increased 8%. Our potash weighted-average carrying cost per ton increased as we produced fewer tons of potash during 2023 compared to 2022. Most of our potash production costs are fixed and a decrease in potash tons produced increases our potash weighted-average cost per ton. Various production costs, such as labor, benefits, maintenance and operating supply expenses also increased primarily due to continued inflation. In addition, we incurred more depreciation expense in the third quarter of 2023, compared to the third quarter of 2022, as new assets were placed in-service.
Our Trio® cost of goods sold increased $5.4 million, or 44%, during the third quarter of 2023, as compared to the third quarter of 2022. We sold 33% more tons of Trio® during the third quarter of 2023, compared to the third quarter of 2022, and our Trio® weighted-average cost per ton increased as we produced fewer tons of Trio® in 2023, compared to 2022, which increased our weighted-average cost per ton. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton. We also incurred more depreciation expense as new assets, including two new continuous miners, were placed in-service in the third quarter of 2023.
Our oilfield solutions cost of goods sold decreased $4.5 million, or 56%, during the third quarter of 2023, compared to the third quarter of 2022, due to decreased water transportation costs and less third-party water purchased for resale.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the third quarter of 2023, we incurred $1.1 million and $2.3 million of lower of cost or net realizable value inventory adjustments in our potash and Trio® segments, respectively, as our weighted average carrying costs for certain potash and Trio® products exceeded our expected selling price for those products.
Gross Margin
During the third quarter of 2023, we generated gross margin of $0.5 million compared to gross margin of $26.8 million during the third quarter of 2022. As discussed above, our gross margin decreased due to the lower average net realized sales price per ton for potash and Trio® products combined with increased per ton cost of potash and Trio® products sold and recording lower of cost or net realizable value inventory adjustments.
Selling and Administrative Expense
    During the third quarter of 2023, selling and administrative expenses decreased 10% compared to the third quarter of 2022, mainly due to a decrease in legal expenses.
Impairment of Long-Lived Assets
We own a 3.9% non-operating working interest in an oil well that had a net book value of $0.8 million. Because the well experienced low production, we recorded an impairment of $0.5 million in the third quarter of 2023. After recording the $0.5 million impairment, our net book value for our non-operating working interest was $0.3 million. We did not record any impairments of long-lived assets in 2022.
Income Tax Expense
    During the third quarter of 2023, we incurred income tax benefit of $1.9 million, compared to income tax expense of $4.9 million during the third quarter of 2022, as we incurred a net loss during the third quarter of 2023, compared to net income in the third quarter to 2022.
Net Income
    We generated a net loss of $7.2 million during the third quarter of 2023, compared to net income of $13.1 million for the third quarter of 2022, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2023, and 2022
Sales
Our total sales for the nine months ended September 30, 2023 decreased $48.5 million, or 18%, compared to the nine months ended September 30, 2022, as potash segment sales decreased $20.3 million, or 14%, Trio® segment sales decreased $19.5 million, or 19%, and oilfield solutions segment sales decreased $8.7 million, or 38%.
Our potash sales decreased $21.5 million for the first nine months of 2023, as compared to the first nine months of 2022, as our average net realized sales price per ton decreased 34%, partially offset by a 24% increase in tons sold. We sold more tons of potash in the first nine months of 2023, compared to the first nine months of 2022, as supportive farmer economics and lower potash prices drove strong agricultural demand.
As discussed above, potash prices increased significantly from the price lows realized in the third quarter of 2020 before peaking in the second quarter of 2022. As concerns over potential potash supply shortages abated, potash prices have steadily declined from the peak prices realized in the second quarter of 2022.
Our Trio® sales decreased $20.6 million, or 21%, in the first nine months of 2023, as compared to the first nine months of 2022, as our average net realized sales price per ton decreased 32%, partially offset by a 6% increase in tons sold. Our Trio® average net realized sales price per ton decreased during the first nine months of 2023, compared to the first nine months of 2022, as the price of potash and other potassium fertilizers decreased from the peak prices realized during the second quarter of 2022. Our Trio® tons sold increased as domestic customers see good value in Trio® relative to commodity prices.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use and easements, decreased $8.7 million, or 38%, in the first nine months of 2023, as compared to the first nine months of 2022, driven by a $7.9 million decrease in water sales and a $1.3 million decrease in surface use agreements revenue, partially offset by a $0.7 million increase in brine water sales recorded in our oilfield solutions segment. We sold less water because we purchased less third-party water for resale during the first nine months of 2023, compared to the first nine months of 2022, and due to fewer fracs on our Intrepid South property. Our surface use agreements revenue decreased as we entered into fewer surface use agreements in the first nine months of 2023, compared to the first nine months of 2022.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment increased $2.2 million or 12% in the first nine months of 2023, as compared to the first nine months of 2022, due to a $0.8 million increase in byproduct salt sales, a $0.8 million increase in byproduct brine water sales, and a $0.8 million increase in magnesium chloride sales, partially offset by a $0.2 million decrease in byproduct water sales. Our byproduct brine water sales increased due to continued strong demand related to oil and gas activities in southeastern New Mexico. Our byproduct salt sales increased due to strong demand from industrial and feed salt customers and higher realized salt prices. Our magnesium chloride sales increased due to winter weather conditions in the western U.S. during the first quarter of 2023 that drove increased demand from customers using the product as a deicing agent and an increase in demand from customers using the product as a dedusting agent during the second and third quarters of 2023. Our byproduct water sales decreased due to our overall decrease in water sold in the first nine months of 2023, compared to the first nine months of 2022.
Cost of Goods Sold
Our total cost of goods sold increased $27.8 million, or 23%, during the first nine months of 2023, as compared to the first nine months of 2022. Our potash cost of goods sold increased $20.3 million, and our Trio® cost of goods sold increased $13.1 million, partially offset by a $5.6 million decrease in our oilfield solutions cost of goods sold.
Our potash cost of goods sold increased 35% as we sold 24% more tons of potash in the first nine months of 2023, compared to the first nine months of 2022. Additionally, we produced fewer tons of potash during the first nine months of 2023 compared to the first nine months of 2022, which further increased our weighted-average carrying cost per ton. Because most of our production costs are fixed, a decrease in the number of tons of potash produced increases our weighted-average carrying cost per ton. In addition, our potash weighted-average carrying cost per ton increased as various production costs, such as labor, benefits, maintenance and operating supplies costs increased due to continued inflation.
Our Trio® cost of goods sold increased $13.1 million, or 29%, during the first nine months of 2023, as compared to the first nine months of 2022, as we sold 6% more tons of Trio® and our Trio® weighted-average cost per ton increased. Our weighted average cost per ton for Trio® increased during the first nine months of 2023, compared to the same period in 2022, as we produced fewer tons of Trio® in the first nine months of 2023, compared to the first nine months of 2022, which increased our weighted-average cost per ton. Most of our Trio® production costs are fixed and a decrease in Trio® tons produced increases our Trio® weighted average cost per ton. We also incurred increases in various production costs such as labor, benefits, maintenance and operating expenses due to continued inflation and incurred more depreciation expense during the first nine months of 2023, compared to the same period in 2022, as new assets were placed in service.
Our oilfield solutions cost of goods sold decreased $5.6 million, or 33%, during the first nine months of 2023, compared to the first nine months of 2022, as we purchased less third-party water for resale, and we incurred less water transportation costs.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the first nine months of 2023, we incurred $1.1 million and $2.3 million of lower of cost or net realizable value inventory adjustments in our potash and Trio® segments, respectively, as our weighted average carrying costs for certain potash and Trio® products exceeded our expected selling price for those products. We did not record any lower of cost or net realizable value inventory adjustments in the first nine months of 2022.

Gross Margin
During the first nine months of 2023, we generated gross margin of $32.2 million compared to gross margin of $115.8 million during the first nine months of 2022. As discussed above, our gross margin decreased due to the lower average net realized sales price per ton for potash and Trio®, increased weighted-average carrying costs per ton for potash and Trio®, and recording lower of cost or net realizable value inventory adjustments.
Selling and Administrative Expense
    During the first nine months of 2023, selling and administrative expenses increased 9% compared to the first nine months of 2022. Our stock compensation expense increased $0.9 million, corporate labor and benefits expense increased $0.4 million, and recruiting expenses increased $0.2 million. We had more corporate employees in the first nine months of 2023, compared to the first nine months of 2022, and we incurred increased recruiting expenses to hire new employees.
Income Tax Expense
    During the first nine months of 2023, we incurred income tax expense of $1.9 million, compared to income tax expense of $22.1 million during the first nine months of 2022, as our income before income taxes decreased.
Net Income
    We generated net income of $1.6 million during the first nine months of 2023, compared to net income of $68.2 million during the first nine months of 2022, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Sales[1]	$27,602	$42,354	$127,363	$147,622
Less: Freight costs	2,894	3,726	12,237	11,430
Warehousing and handling costs	1,541	1,414	4,630	3,947
Cost of goods sold	18,673	17,342	78,697	58,383
Lower of cost or net realizable value inventory adjustments	1,083	—	1,083	—
Gross Margin	$3,411	$19,872	$30,716	$73,862
Depreciation, depletion, and amortization incurred[2]	$7,272	$6,318	$20,753	$19,350

Potash sales volumes (in tons)	46	46	213	172
Potash production volumes (in tons)	43	36	145	164

Average potash net realized sales price per ton[3]	$433	$734	$474	$718
1 Sales include sales of byproducts which were $5.6 million and $6.2 million for the three months ended September 30, 2023, and 2022, respectively, and $17.1 million and $15.9 million for the nine months ended September 30, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2023, and 2022
Our total sales in the potash segment decreased $14.8 million in the third quarter of 2023, compared to the third quarter of 2022, as potash sales recorded in the potash segment decreased $14.2 million, or 39%, and potash segment byproduct sales decreased $0.6 million. Our potash sales decreased in the third quarter of 2023, compared to the third quarter of 2022, as our average net realized sales price per ton decreased 41%, while tons of potash sold were unchanged. Potash prices began to increase in late 2020 as supportive farm commodity prices and supply concerns drove price increases. Potash prices peaked during the second quarter of 2022 and have steadily declined since, as potash supply improved. The decrease in potash segment byproduct sales was driven mainly by a $0.4 million decrease in potash segment byproduct water sales. While oil and gas activity near our facilities in New Mexico remained robust, our potash segment byproduct water sales decreased as our overall water sales decreased in the third quarter of 2023, compared to the third quarter of 2022.
Potash segment freight expense decreased 22% in the third quarter of 2023, compared to the third quarter of 2022, even though potash tons sold were flat. While freight costs were generally higher during the third quarter of 2023, compared to the third quarter of 2022, due to sustained high fuel costs and inflationary pressures, our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 8% in the third quarter of 2023, compared to the third quarter of 2022. While tons of potash sold were unchanged, our weighted-average carrying cost per ton was higher as we produced fewer tons of potash during 2023, compared to 2022, which increased our weighted average per ton carrying costs. Because most of our production costs are fixed, a decrease in tons of potash produced results in a higher weighted-average cost per ton. We also experienced an increase in certain potash production costs, such as labor, benefits and operating supplies, due to continued inflation. Finally, we incurred more depreciation expense as new assets were placed in service during the third quarter of 2023.
During the third quarter of 2023, we recorded lower of cost or net realizable value inventory adjustments of $1.1 million as our weighted average carrying cost per ton for certain inventoried potash products was higher than our expected selling price per ton for those products. We did not record any lower of cost or net realized value inventory adjustments in the third quarter of 2022.
Our potash segment gross margin decreased $16.5 million in the third quarter of 2023, compared to the same period in 2022, due to the factors discussed above.

Nine Months Ended September 30, 2023, and 2022
Our total potash segment sales decreased $20.3 million in the first nine months of 2023, compared to the first nine months of 2022, as potash sales recorded in the potash segment decreased $21.4 million, or 16%, partially offset by an increase of $1.2 million in potash segment byproduct sales. Our potash sales decreased during the first nine months of 2023, compared to the first nine months of 2022, as our average net realized sales price per ton decreased 34%, partially offset by a 24% increase in tons sold as supportive farmer economics and lower price levels led to improved agricultural demand. As discussed above, potash prices have decreased since the peak prices realized during the second quarter of 2022.
Our potash segment byproduct sales increased $1.2 million, or 7%, in the first nine months of 2023, compared to the first nine months of 2022. The increase in potash segment byproduct sales was driven by a $0.9 million increase in potash segment byproduct salt sales, a $0.8 million increase in byproduct brine water sales, and a $0.8 million increase in byproduct magnesium chloride sales, partially offset by a $1.3 million decrease in potash segment byproduct water sales. Our potash segment byproduct salt sales increased due to strong demand from industrial, feed and pool salt customers and higher realized sales prices. Our potash segment byproduct brine water sales increased as oil and gas activity near our facilities in New Mexico remained robust. Our byproduct magnesium chloride sales increased due to significant snowfall in various parts of the western U.S. in the first quarter of 2023 that led to good demand from customers using the product as a deicing agent, and good demand from customers using magnesium chloride as a dedusting agent during the second and third quarters of 2023. Our potash segment byproduct water sales decreased due to our overall decrease in water sold in the first nine months of 2023, compared to the first nine months of 2022.
Potash segment freight expense increased 7% in the first nine months of 2023 compared to the first nine months of 2022, as a result of a 24% increase in potash tons sold. While freight costs were generally higher in 2023, compared to 2022, due to sustained high fuel costs and inflationary pressures, our potash freight expense is impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased 35% in the first nine months of 2023, compared to the same period in 2022. Most of this increase is due to a 24% increase in potash tons sold in the first nine months of 2023, compared to the same period in 2022. In addition, our weighted-average carrying cost per ton was higher as we produced fewer tons of potash in 2023, compared to 2022. Since most of our production costs are fixed, a decrease in tons produced results in an increase in our weighted-average carrying cost per ton. We also experienced an increase in production costs due to an increase in labor, benefits, maintenance and operating supplies expenses, due to continued inflation. Finally, we also incurred an increase in depreciation expense during the first nine months of 2023, compared to the same period in 2022, as we placed new assets in service throughout 2023.
For the nine months ended September 30, 2023, we recorded lower of cost or net realizable value inventory adjustments of $1.1 million as our weighted average carrying cost per ton for certain inventoried potash products was higher than our expected selling price per ton for those potash products. We did not record any lower of cost or net realized value inventory adjustments during the nine months ended September 30, 2022.
Our potash segment gross margin decreased $43.1 million in the first nine months of 2023, compared to the same period in 2022, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Agricultural	64%	61%	76%	80%
Industrial	4%	11%	3%	5%
Feed	32%	28%	21%	15%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Sales[1]	$22,030	$24,043	$81,052	$100,561
Less: Freight costs	5,086	4,135	18,038	16,055
Warehousing and handling costs	1,190	1,127	3,635	3,274
Cost of goods sold	17,714	12,278	58,666	45,538
Lower of cost or net realizable value inventory adjustments	2,330	—	2,330	—
Gross (Deficit) Margin	$(4,290)	$6,503	$(1,617)	$35,694
Depreciation, depletion, and amortization incurred[2]	$1,754	$1,072	$4,365	$3,122

Sales volumes (in tons)	52	39	179	169
Production volumes (in tons)	52	52	159	175

Average Trio® net realized sales price per ton[3]	$298	$488	$329	$482
1 Sales include sales of byproducts which were $1.4 million and $0.9 million for the three months ended September 30, 2023, and 2022, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2023, and 2022, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2023, and 2022
Trio® segment sales decreased 8% during the third quarter of 2023, compared to the third quarter of 2022. Trio® sales decreased $2.6 million, partially offset by an increase of $0.5 million in our Trio® segment byproduct sales. Trio® sales decreased primarily due to a 39% decrease in our average net realized sales price per ton, partially offset by a 33% increase in Trio® tons sold. Our Trio® sales volumes increased during the third quarter of 2023, compared to the third quarter of 2022, as we saw improved demand as domestic customers see good value for Trio® relative to current commodity prices. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased since the peak prices realized during the second quarter of 2022, as potassium fertilizer supplies improved.
Our Trio® segment byproduct sales increased in the third quarter of 2023, compared to the third quarter of 2022, due to an increase in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales increased in the third quarter of 2023, compared to the third quarter of 2022, as a higher percentage of our total water sales were sourced from byproduct water from our Trio® segment. Revenue from water used in the production process of Trio® and sold is recorded in our Trio® segment.
While we sold 33% more Trio® tons in the third quarter of 2023, compared to the third quarter of 2022, Trio® freight costs increased just 23%, as we sold fewer tons internationally. Generally, our international Trio® sales incurred more freight expense compared to our domestic Trio® sales. While freight costs were generally higher during the third quarter of 2023, compared to the third quarter of 2022, due to sustained high fuel prices and other inflationary pressures, our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 44% in the third quarter of 2023, compared to the third quarter of 2022. Part of this increase is due to selling 33% more tons of Trio® in the third quarter of 2023, compared to the third quarter of 2022. In addition, our weighted-average carrying cost of Trio® increased due to increased natural gas and electricity expenses, due to continued inflation. We also incurred increased depreciation expense during the first nine months of 2023, compared to the same period in 2022, as new assets were placed in service in 2023.
During the third quarter of 2023, we recorded lower of cost or net realizable value inventory adjustments of $2.3 million as our weighted average carrying cost per ton for certain inventoried Trio® products was higher than our expected selling price per ton for those Trio® products. We did not record any lower of cost or net realized value inventory adjustments in the third quarter of 2022.

    Our Trio® segment experienced a gross deficit of $4.3 million in the third quarter of 2023, compared to gross margin of $6.5 million in the third quarter of 2022, due to the decrease in average net realized sales price per ton, the increase in our weighted-average carrying costs per ton, and recording lower of cost or net realizable value inventory adjustments, as discussed above.
Nine Months Ended September 30, 2023, and 2022
Trio® segment sales decreased 19% during the first nine months of 2023, compared to the first nine months of 2022, as Trio® sales decreased $20.6 million, partially offset by an increase of $1.1 million in Trio® segment byproduct sales. Trio® sales decreased primarily due to a 32% decrease in average net realized sales price per ton, partially offset by a 6% increase in Trio® tons sold. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has steadily decreased since the peak prices realized during the second quarter of 2022, as potassium fertilizer supplies improved. Trio® tons sold increased in the first nine months of 2023, compared to the same period in 2022, as customers see good value for Trio® relative to current commodity prices.
Our Trio® segment byproduct sales increased in the first nine months of 2023, compared to the same period in 2022, due to an increase in Trio® segment byproduct water sales. Our Trio® segment byproduct water sales increased as a higher percentage of our total water sales were sourced from byproduct water from our Trio® segment. Revenue from water used in the production process of Trio® and sold is recorded in our Trio® segment.
Trio® freight costs increased 12% in the first nine months of 2023, compared to the first nine months of 2022, as we sold 6% more tons of Trio® in the first nine months of 2023, compared to the first nine months of 2022. In addition, freight costs were generally higher in 2023, compared to 2022, due to sustained high fuel costs and inflationary pressures. Our freight expense is also impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 29% in the first nine months of 2023, compared to the first nine months of 2022, as we sold 6% more tons of Trio®. In addition, our weighted average carrying cost per ton increased in 2023, compared to 2022, as we incurred increased labor, benefits, maintenance and operating supplies expenses due to continued inflation. We also produced 9% fewer tons of Trio® in the first nine months of 2023, compared to the first nine months of 2022, as we experienced an eight-day outage at our East plant in the first quarter of 2023. Most of our production costs are fixed and a decrease in the number of tons produced increases our per-ton weighted average cost. Finally, we also incurred increased depreciation expense as new assets were placed in service in 2023.
For the nine months ended September 30, 2023, we recorded lower of cost or net realizable value inventory adjustments of $2.3 million as our weighted average carrying cost per ton for certain inventoried Trio® products was higher than our expected selling price per ton for those Trio® products. We did not record any lower of cost or net realized value inventory adjustments during the nine months ended September 30, 2022.
    Our Trio® segment experienced a gross deficit of $1.6 million in the first nine months of 2023, compared to gross margin of $35.7 million in the first nine months of 2022, due mainly to the decrease in average net realized sales price per ton combined with an increase in the weighted-average cost per ton of Trio® tons sold and recording lower of cost of net realizable value inventory adjustments.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2023, and 2022.

	United States	Export
For the Three Months Ended September 30, 2023	81%	19%
For the Nine Months Ended September 30, 2023	87%	13%

For the Three Months Ended September 30, 2022	62%	38%
For the Nine Months Ended September 30, 2022	84%	16%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Sales	$4,904	$8,423	$14,265	$22,936
Cost of goods sold	3,534	8,028	11,139	16,735
Gross Margin	$1,370	$395	$3,126	$6,201
Depreciation, depletion, and amortization incurred	$950	$867	$2,772	$2,458

Three Months Ended September 30, 2023, and 2022
    Our oilfield solutions segment sales decreased $3.5 million in the third quarter of 2023, compared to the same period in 2022, due to a $4.2 million decrease in water sales, partially offset by a $0.7 million increase in surface use, rights-of-way and easement revenues. Our water sales decreased as we purchased less third-party water for resale in the third quarter of 2023, compared to the third quarter of 2022. Surface use, rights-of-way and easement revenues increased in the third quarter of 2023, compared to the third quarter of 2022, as we entered into more surface use, rights-of-way and easement agreements.
    Our cost of goods sold decreased $4.5 million, or 56%, for the third quarter of 2023, compared to the same period in 2022, due to decreased water transportation costs and less third-party water purchased for resale.
Gross margin for the third quarter of 2023 increased $1.0 million compared to the third quarter of 2022, due to the factors discussed above.
Nine Months Ended September 30, 2023, and 2022
    Our oilfield solutions segment sales decreased $8.7 million in the first nine months of 2023, compared to the same period in 2022, due to a $7.9 million decrease in water sales, and a $1.3 million decrease in surface use, rights-of-way and easement revenues, partially offset by a $0.7 million increase in brine water sales.
Our water sales recorded in the oilfield solutions segment decreased as we purchased less third-party water for resale in the first nine months of 2023, compared to the same period in 2022, and due to fewer fracs on our Intrepid South property. Our surface use, rights-of-way and easement revenues decreased as we entered into fewer agreements during the first nine months of 2023, compared to the first nine months of 2022. Brine water sales increased as demand remains strong due to the continued robust oil and gas activities near our Intrepid South property.
    Our cost of goods sold decreased $5.6 million, or 33%, for the first nine months of 2023, compared to the same period in 2022, as our sales decreased 38%. Purchased water used to supplement our own water rights and water transportation costs decreased $5.7 million in the first nine months of 2023, compared to the first nine months of 2022, as we sold less water in 2023 compared to 2022. Decreases in purchased water and water transportation expenses were partially offset by increased labor costs during the first nine months of 2023, compared to the first nine months of 2022, due to increased headcount.
Gross margin for the first nine months of 2023 decreased $3.1 million compared to the first nine months of 2022, due to the factors discussed above.

Specific Factors Affecting Our Results
Sales
    Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, brine water and various other products and services offered to oil and gas producers. Total sales are determined by the quantities of products we sell and the sales prices we realize. For potash, Trio® and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur freight costs on most of our potash, Trio® and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
    The volume of products we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and take into account current inventory levels and expect to continue to do so for the foreseeable future.
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
    Cost of Goods Sold
    Our cost of goods sold reflects the costs to produce our products. Many of our production costs are largely fixed and, consequently, our cost of sales per ton on a facility-by-facility basis tends to move inversely with the number of tons we produce, within the context of normal production levels. Our principal production costs include labor and employee benefits, maintenance materials, contract labor, and materials for operating or maintenance projects, natural gas, electricity, operating supplies, chemicals, depreciation and depletion, royalties, and leasing costs. Continued rising inflation, albeit at a slower rate in the first nine months of 2023 compared to inflation rates experienced in 2022, has led to increases in certain of our production costs. Certain elements of our cost structure associated with contract labor, consumable operating supplies, reagents, and royalties are variable, but these variable elements make up a smaller component of our total cost structure. Our costs often vary from period to period based on the fluctuation of inventory, sales, and production levels at our facilities.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2023, our average royalty rate was 4.8%, and 4.9%, respectively. For the three and nine months ended September 30, 2022, our average royalty rate was 5.0%, and 4.9%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2023, was 54.0%. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction. Our effective tax rate for the nine months ended September 30, 2022, was 24.5% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for 2022, for the percentage depletion deduction as well as the effect of state income tax law changes enacted during the first nine months of 2022.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2023, we incurred approximately $1.8 million of deferred income tax expense and $0.1 million of current income tax expense. Our current income tax expense is less than the total tax expense of $1.9 million due to the utilization of net operating losses. For the nine months ended September 30, 2022, we incurred income tax expense of $22.1 million.
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

Capital Investments
    During the third quarter of 2023 and the first nine months of 2023, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $16.6 million and $58.5 million, respectively.
We expect to make capital investments in 2023 of $65 million to $75 million. We anticipate spending approximately $25 million to $35 million on sustaining capital in 2023. We anticipate the remainder of our 2023 operating plans and capital programs will be funded out of operating cash flows, existing cash and use of our revolving credit facility, to the extent available.

Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $2.8 million, compared to $18.5 million at December 31, 2022. The decrease in our cash balance during the first nine months of 2023 was driven mainly by cash expenditures related to capital investments and decreases in the average net realized sales price per ton for both potash and Trio®.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we may adjust our capital allocation strategies when, and as, determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may attempt to raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$38,625	$69,112
Cash flows used in investing activities	$(54,606)	$(48,414)
Cash flows provided by (used in) financing activities	$264	$(8,066)

Operating Activities
Net cash provided by operating activities through September 30, 2023, was $38.6 million, a decrease of $30.5 million compared with the first nine months of 2022, due to decreased potash and Trio® sales driven by the decreases in our average net realized sales price per ton.
Investing Activities
    Net cash used in investing activities increased by $6.2 million in the first nine months of 2023, compared with the same period in 2022 due to a $21.4 million increase in capital investments partially offset by a net $14.4 million decrease in investment purchases.

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
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the nine months ended September 30, 2023, we made $7.0 million in borrowings, and we made $5.0 million in repayments under the revolving credit facility. During the nine months ended September 30, 2022, we made no borrowings, and we made no repayments under the revolving credit facility. As of September 30, 2023, we had $2.0 million in borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in outstanding letters of credit under this facility.
As of September 30, 2023, we were in compliance with all applicable covenants under the revolving credit facility.
    As of October 31, 2023, we had approximately $7.0 million in cash and cash equivalents and $4.0 million in borrowings under the revolving credit facility. We have $146.0 million of remaining availability under the revolving credit facility as of October 31, 2023.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the nine months ended September 30, 2023, we did not repurchase any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$27,602	$22,030	$42,354	$24,043
Less: Segment byproduct sales	5,622	1,425	6,177	885
Freight costs	2,057	5,086	2,430	4,135
Subtotal	$19,923	$15,519	$33,747	$19,023

Divided by:
Tons sold	46	52	46	39
Average net realized sales price per ton	$433	$298	$734	$488

	Nine Months Ended September 30,
	2023		2022
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®

Total Segment Sales	$127,363	$81,052	$147,622	$100,561
Less: Segment byproduct sales	17,122	4,165	15,938	3,100
Freight costs	9,321	18,038	8,117	16,054
Subtotal	$100,920	$58,849	$123,567	$81,407

Divided by:
Tons sold	213	179	172	169
Average net realized sales price per ton	$474	$329	$718	$482

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2022, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
    None.

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
    Our East, West, and North facilities in New Mexico are subject to regulation by under the Federal Mine Safety and Health Act of 1977 ("MSHA") and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under federal law. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by SEC rules. Our Utah and HB facilities are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

ITEM 5.OTHER INFORMATION
    During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: November 9, 2023	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)