Form 10-K/A
period 2022-12-31
Intrepid Potash, Inc.
filed 2024-01-16
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

EXPLANATORY NOTE

Intrepid Potash Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the Securities and Exchange Commission ("SEC") on March 7, 2023 (the "Original Filing"), for the sole purpose of (i) updating certain disclosures in Part I. Item 2. Properties to comply with the mining disclosures of subpart 1300 of Regulation S-K, (ii) revising the disclosure regarding the effectiveness of disclosure controls and procedures in Part II. Item 9A. Controls and Procedures of the Original Filing to reflect management's conclusion that the Company's disclosure controls and procedures were not effective at December 31, 2022 solely as a result of the updated disclosures under subpart 1300 of Regulation S-K included in this Amendment, and (iii) filing amended versions of the Company's technical report summaries as revised Exhibits 96.1, 96.2, and 96.3, to this Amendment. Revised Exhibits 96.1, 96.2, and 96.3 to this Amendment supersede and replace in their entirety Exhibits 96.1, 96.2, and 96.3 to the Original Filing.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a). Because no financial statements have been included in this Amendment, paragraph 3 of the certifications has been omitted. Additionally, because no financial statements are contained within this Amendment, the Company has not included new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART I

ITEM 2.PROPERTIES
We are amending and updating Item 2. Properties in this Amendment, to supersede and replace Item 2. Properties in its entirety from our Original Filing.
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
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	370.0	15.0	200.0	14.0	570.0	14.6	—	—
Utah
Moab	113.0	26.0	190.0	25.0	303.0	25.4	38.0	23.0
Wendover	—	—	250.0	0.5	250.0	0.5	1,360.0	0.5
Total	483.0	17.6	640.0	12.0	1,123.0	14.4	1,398.0	1.1

Langbeinite
New Mexico
IPNM	50.0	10.0	60.0	10.0	110.0	10.0	—	—
Total	50.0	10.0	60.0	10.0	110.0	10.0	—	—
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
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Sylvinite
New Mexico[1]
IPNM	4.3	4.4	21.7	20.8	0.2	0.2	19.1	19.2	4.5	4.6	21.6	20.7
Utah
Moab[1]	1.8	1.9	27.2	27.2	0.6	0.6	27.8	27.8	2.4	2.5	27.3	27.5
Wendover[2]	—	—	—	—	1.7	1.8	0.5	0.5	1.7	1.8	0.5	0.5
Total	6.1	6.3	23.3	22.7	2.5	2.6	8.5	8.2	8.6	8.9	19.0	18.5

Langbeinite
New Mexico[3]
IPNM	4.6	4.9	8.6	8.5	1.2	1.2	9.1	9.1	5.8	6.1	8.7	8.6
Total	4.6	4.9	8.6	8.5	1.2	1.2	9.1	9.1	5.8	6.1	8.7	8.6
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
The IPNM properties are pledged as collateral for our revolving credit facility. As of December 31, 2022 the net book value of our IPNM material properties was $172.3 million. A reclamation bond is currently in place for approximately $4.4 million.
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
Leases and Permits
We control the right to mine approximately 143,000 acres in New Mexico. Of that acreage, we lease 32,000 acres from the State of New Mexico, 106,000 acres from the federal government through the Bureau of Land Management (“BLM”), and 300 acres from private owners. We own 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the State of New Mexico or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the lease. The stipulations on our leases are subject to periodic readjustment by the State of New Mexico and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Royalty payments equal a percentage of product sales less freight. Most of our leases with the federal government stipulate a five percent royalty rate. However, certain federal leases contain a sliding scale royalty rate of a minimum of two percent and up to a maximum of five percent based on the grade of ore extracted under the lease. In 2022, IPNM paid royalties of $7.2 million to the federal government.
Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Royalty payments equal a percentage of product sales less freight. Our leases with the State of New Mexico stipulate a five percent royalty rate. In 2022, IPNM paid royalties of $2.7 million to the State of New Mexico.
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
Solution Mined Reserves
Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[2] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.4	21.7	4.3	2.0	85
Probable Mineral Reserves	0.3	19.1	0.2	2.0	85
Total Mineral Reserves	5.7	21.6	4.5

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2022. Based on 340 $/product ton mine site
	ROM Ore[4] (Mt)	In Situ Grade[5] (Diluted) (%K2O)	Product[6] (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	17.3	8.6	4.6	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves	21.5	8.7	5.8
1 In situ grade is the amount of K2O in the contact area of the caverns.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, and a product purity factor of (1/.95).

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
4 ROM Ore is reported based on a detailed conventional mine plan adjusted for random impurities of 10%.
5 In situ grade (diluted) is the amount of K2O in the ore body with consideration for dilution occurring during mining.
[6] Product tons are calculated by multiplying ROM Ore by: In-Situ Grade (Diluted)/22.70%, plant recovery of 68%, and a product purity factor of (1/.944). In-situ Grade (Diluted) is divided by 22.70% to convert K2O grade to pure langbeinite by mass.

Mineral Reserves were prepared effective December 31, 2021 by Agapito Associates, Inc., a qualified firm for the estimate and independent of Intrepid, and updated to December 31, 2022 by Intrepid to account for depletion that occurred due to 2022 mining operations.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine

IPNM—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[2] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.5	20.8	4.4	2.0	85
Probable Mineral Reserves	0.3	19.2	0.2	2.0	85
Total Mineral Reserves[4]	5.8	20.7	4.6

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2021 Based on 340 $/product ton mine site
	ROM Ore[4] (Mt)	In Situ Grade[5] (Diluted) (%K2O)	Product[6] (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	18.1	8.5	4.9	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves[5]	22.3	8.6	6.1
1 In situ grade is the amount of K2O in the contact area of the caverns.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, and a product purity factor of (1/.95).

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
4 ROM Ore is reported based on a detailed conventional mine plan adjusted for random impurities of 10%.
5 In situ grade (diluted) is the amount of K2O in the ore body with consideration for dilution occurring during mining.
[6] Product tons are calculated by multiplying ROM Ore by: In-Situ Grade (Diluted)/22.70%, plant recovery of 68%, and a product purity factor of (1/.944). In-situ Grade (Diluted) is divided by 22.70% to convert K2O grade to pure langbeinite by mass.

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
The Moab property is pledged as collateral for our revolving credit facility. We have a reclamation bond in place for approximately $5.6 million, which we expect to increase to approximately $7.5 million. There are no other significant encumbrances to the Moab property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2022, the net book value of our material Moab property was $62.6 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the Moab property. The Moab property holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
At our Moab facility, we lease approximately 10,100 acres from the State of Utah and approximately 200 acres from the federal government through the BLM. We own approximately 3,800 surface acres overlying and adjacent to portions of acres leased from the State of Utah. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the leases.
Our lease with the federal government is for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal lease is five percent. In 2022, Moab made no royalty payments to the federal government.
Our Moab leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease stipulations, including the royalty payable to the State of Utah. Our Moab leases with the State of Utah are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all the Moab state leases as long as operations are conducted on any portion of these state leases. Our Moab leases with the State of Utah are currently extended until 2024 or so long as potash is being produced and stipulate royalty rates between 4.25% and 5.00%. In 2022, Moab paid $2.6 million of royalties to the State of Utah.
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

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place effective December 31, 2022 and 2021. Based on 406 $/product ton mine site
	Resources
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

Moab—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade [1] (%K2O)	Product [2] (Mt)	Brine Cutoff Grade [3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.5	27.2	1.8	1.9	83.0
Probable Mineral Reserves	0.8	27.8	0.6	1.9	83.0
Total Mineral Reserves	3.3	27.3	2.4
1 In situ grade is the amount of K2O in the contact areas of the caverns.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 89%, areal recovery of 94%, geologic factor of 94%, plant recovery of 83%, and a product purity factor of 1/95%
[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
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
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

Moab—Summary of Potash Mineral Reserves effective December 31, 2021 Based on 325 $/product ton mine site
	In-Place KCl (Mt)	In Situ Grade [1] (%K2O)	Product [2] (Mt)	Brine Cutoff Grade [3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.6	27.2	1.9	1.9	83.0
Probable Mineral Reserves	0.8	27.8	0.6	1.9	83.0
Total Mineral Reserves	3.4	27.5	2.5
1 In situ grade is the amount of K2O in the contact areas of the caverns.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 89%, areal recovery of 94%, geologic factor of 94%, plant recovery of 83%, and a product purity factor of 1/95%
[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
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
The Wendover property is pledged as collateral for our revolving credit facility. The only other significant encumbrance is a reclamation bond of $8.9 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2022, the net book value of our material Wendover property was $41.0 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
We own approximately 57,500 acres of the Wendover site. The BLM and the State of Utah own approximately 32,800 acres of the Wendover site, which we lease (excluding lands used for highway and utility purposes).
We hold leases from the federal government that include 24,700 acres adjoining the Wendover property to the east. Our Wendover federal leases have an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal leases is three percent. In 2022, Wendover made $0.3 million in royalty payments to the federal government.
The State of Utah owns several state land trust sections within the Wendover property site boundaries. We lease approximately 8,100 acres of property from the State of Utah under special use and mineral leases. The Wendover state leases are interspersed among our property and the Wendover federal leases. The Wendover state leases are for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the State of Utah. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in our Wendover state leases is four percent. In 2022, we made $0.1 million in royalty payments to the State of Utah.
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

Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2022 and 2021. Based on 406 $/product ton mine site
	Resources				Processing Recovery (%)
	K2O Brine [1] (Mt)	Grade (%K2O)	Contained K2O2 (Mt)	Cutoff [3] (%K2O)

Measured mineral resources	—	—
Indicated mineral resources	250	0.5	1.2	0.19	85
Measured + Indicated mineral resources	250	0.5	1.2	0.19
Inferred mineral resources	1360	0.5	6.8	0.19	85
1 K2O brine is the recovered KCl bearing brine in solution at average concentrations by weight.
[2] Contained K2O is calculated by multiplying K2O Brine by the Grade
[3] Solution mining resource cutoff grade at which production covers operating costs.
Mineral Resources were prepared by RESPEC, CO., a qualified firm for the estimate and independent of Intrepid.
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

Wendover—Summary of Potash Mineral Reserves effective December 31, 2022. Based on 325 $/product ton mine site
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Brine Cutoff Grade[4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	820	0.5	1.7	0.3	85
Total Mineral Reserves	820	0.5	1.7	0.3
[1] Brine advanced through the pond system
2 In-situ grade is the amount of K2O contained in the brine
[3] Potash Product tons are calculated by multiplying Brine by: the In-Situ Grade divided by 63.17% K2O/KCl conversion factor, an overall pond recovery factor of 30%, processing recovery of 85%, and a product purity factor of 105%.

[4] Solution mining reserve cutoff is the grade at which production covers operating costs
Mineral Reserves were prepared by RESPEC, CO., a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis.
Mineral Reserves are reported based on an overall recovery factor of 60% and a product purity of 95%.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet

Wendover—Summary of Potash Mineral Reserves effective December 31, 2021. Based on 325 $/product ton mine site
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Brine Cutoff Grade[4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	850	0.5	1.8	0.3	85
Total Mineral Reserves	850	0.5	1.8	0.3
[1] Brine advanced through the pond system
2 In-situ grade is the amount of K2O contained in the brine
[3] Potash Product tons are calculated by multiplying Brine by: the In-Situ Grade divided by 63.17% K2O/KCl conversion factor, an overall pond recovery factor of 30%, processing recovery of 85%, and a product purity factor of 105%.

[4] Solution mining reserve cutoff is the grade at which production covers operating costs
Mineral Reserves were prepared by RESPEC, CO., a qualified firm for the estimate and independent of Intrepid.
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

PART II
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2022. The Company's management originally concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022. Solely as a result of the changes made or omitted from the mining disclosures as described elsewhere in this Amendment, the Company's management, including our principal executive officer and principal financial officer, reconsidered their evaluation and concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2022 regarding the mining property disclosures. Because the amended disclosures do not affect our financial statements there is no change to the conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2022.
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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities**	10-K	March 7, 2023
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012
10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019

10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal as administrative agent.	8-K	August 9, 2022
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.12	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.13	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.14	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 23, 2022
10.15	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.16	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.17	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.18	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.19	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.20	Form of Retention Agreement+	10-K	March 12, 2019
10.21	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.22	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.23	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
21.1	List of Subsidiaries**	10-K	March 7, 2023
23.1	Consent of KPMG LLP**	10-K	March 7, 2023
23.2	Consent of Agapito Associates, Inc.**	10-K	March 7, 2023
23.3	Consent of RESPEC LLC	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)**	10-K	March 7, 2023
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)**	10-K	March 7, 2023
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	10-K	March 7, 2023

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	10-K	March 7, 2023
95.1	Mine Safety Disclosure Exhibit**	10-K	March 7, 2023
96.1	Technical Report Summary of Revised 2021 Estimated Resources and Reserves at Intrepid Potash - New Mexico	*
96.2	Technical Report Summary of Revised 2021 Estimated Resources and Reserves at Intrepid Potash - Moab	*
96.3	Technical Report Summary of Revised 2021 Estimated Resources and Reserves at Intrepid Potash - Wendover	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit.
*    Filed herewith
**    Indicates documents previously filed or furnished, as applicable, with our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the SEC on March 7, 2023.
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

January 12, 2024	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)