Form 10-K
period 2023-12-31
Intrepid Potash, Inc.
filed 2024-03-07
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023, the last trading day of the registrant's most recently completed second fiscal quarter, of $22.69 per share as reported on the New York Stock Exchange was $247 million. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the registrant's outstanding common stock and is believed by the registrant to be in a control position were excluded. The determination of affiliate status for this purpose is not a conclusive determination of affiliate status for any other purposes.
As of February 29, 2024, the registrant had 13,141,035 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2024 annual meeting of stockholders to be filed within 120 days after December 31, 2023.

INTREPID POTASH, INC.

PART I
Unless the context otherwise requires, the following definitions apply throughout this Annual Report on Form 10-K (the "Annual Report"):
•"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.
•"East," "North," and "HB" mean our three operating facilities in Carlsbad, New Mexico. "Moab" means our operating facility in Moab, Utah. "Wendover" means our operating facility in Wendover, Utah. "West" means our previous operating facility in Carlsbad, New Mexico, which has been in care-and-maintenance since mid‑2016. "Intrepid South" refers to certain land, water rights, and other related assets in southeast New Mexico which we acquired from Dinwiddie Cattle Company in May 2019. You can find more information about our facilities in Item 2 of this Annual Report.
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
CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report contains forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Securities Act of 1933, as amended. These forward‑looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact are forward‑looking statements. Forward-looking statements include, but are not limited to, statements about, among other things, our future results of operations and financial position, our business strategy and plans, our environmental, safety and governance ("ESG") initiatives and our objectives for future operations. In some cases, you can identify these statements by forward‑looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict," and "continue." Forward‑looking statements are only predictions based on our current knowledge, expectations, and projections about future events.
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
•the impact of global health issues and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors in this Annual Report.
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

ITEM 1.BUSINESS
General
    We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfur, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico. We sell a portion of water from these water rights to support oil and gas development in the Permian Basin near our Carlsbad facilities. We continually work to expand water sales.
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
Our Products and Services
Our three primary products are potash, Trio®, and water. We also sell salt, magnesium chloride, brines, and water that are derived as part of our mining processes. Product sales as a percentage of total sales for the last three years were as follows:

	Year Ended December 31,
	2023	2022	2021
Potash	47%	50%	48%
Trio®	35%	34%	34%
Water	5%	7%	8%
Salt	4%	3%	4%
Magnesium Chloride	3%	2%	3%
Brines	3%	2%	1%
Other	3%	2%	2%
Total	100%	100%	100%
Potash
We sell potash into three primary markets: the agricultural market as a fertilizer input, the animal feed market as a nutrient supplement, and the industrial market as a component in drilling and fracturing fluids for oil and gas wells and an input to other industrial processes. Potash is sold in different product sizes, such as granular, standard, and fine standard. The agricultural market predominately uses granular-sized potash, while the industrial and animal feed markets mostly use standard- and fine standard-sized product. We have the flexibility to produce all of our product in a granular form, which decreases our dependence on sales of any one particular size of potash and any particular market.
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
    During 2023, we supplied approximately 0.4% of global annual potassium consumption and approximately 2.6% of the U.S.'s annual potassium consumption. Substantially all of our potash is sold in the U.S. Our domestic potash sales are geographically concentrated in the central and western U.S. Weather, planting conditions and farmer economics all affect fertilizer sales. For more information, please see "Seasonality."
Trio®
    Trio® is our specialty fertilizer that is low in chloride and delivers potassium, sulfur, and magnesium in a single particle. This unique combination of nutrients makes Trio® an attractive fertilizer across diverse crops and geographies. We produce Trio® in premium, granular, standard, and fine standard sizes for sale both domestically and internationally.
Oilfield Solutions
Oil and gas activity and development in southeast New Mexico drives demand for our water and other oilfield related products and services.
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses in the oil and gas services industry.
In May 2019, we acquired Intrepid South, from which we sell products and services to support oil and gas development in the Permian Basin in southeast New Mexico. Our other oilfield related products and service offerings include, but are not limited to, caliche, right-of-way agreements, surface damages and easements, and a produced water royalty. Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
Byproducts
We also sell salt, magnesium chloride, brines, and water that are derived as part of our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines contain salt and potassium and are used primarily by the oil and gas industry to support well workover and completion activities. When the water that we sell was previously used in the production process for potash or Trio®, it is considered a byproduct of the underlying product. We continue to work to expand sales of byproducts, particularly to serve the oil and gas markets near our operating facilities. Sales of byproducts are accounted for within the segment that produced the byproduct. In each of the last three years, the potash segment accounted for the majority of our byproduct sales.
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
We have a current estimated annual designed productive capacity of approximately 365,000 tons of potash from our solar evaporation solution mines. We also have an estimated annual designed productive capacity of 400,000 tons of Trio®.
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
We also have water pipelines and reservoir ponds that we use to deliver water to our New Mexico facilities and to customers. When we acquired Intrepid South in May 2019, we increased our water rights and water delivery infrastructure.
Industry Overview

Potash and Trio®
Fertilizer serves a fundamental role in global agriculture by providing essential crop nutrients that help sustain both crop yield and quality. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium. There are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness in crop growth. Potassium helps regulate plants' physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally occurring potash does not require additional chemical conversion to be used as a plant nutrient.
In addition to the primary nutrients, which are required in the greatest quantities in crop nutrition, important secondary nutrients such as sulfur and magnesium are also essential in crop nutrition. Intrepid's Trio® product contains the primary nutrient potassium and two secondary nutrients, sulfur and magnesium.
Historically, population growth and global economic conditions drive long-term global fertilizer demand. Sustained per capita income growth and agricultural policies in the developing world and other geopolitical factors, such as temporary disruptions in fertilizer trade related to government intervention and changes in the buying patterns of key fertilizer consuming countries, also affect global fertilizer demand. Annual demand variations are affected by planted acreage, agricultural commodity yields and prices, inventories of grains and oilseeds, application rates of fertilizer, weather patterns, and farm sector income. Volatility in agricultural commodity prices may impact farmer fertilizer buying decisions. We expect these key variables to continue to have an impact on global fertilizer demand for the foreseeable future.
Nameplate production capacities that exceed demand historically shape the world potash market. A few potash companies have controlled a significant portion of this capacity, which was magnified in early 2018 with the merger of two Canadian producers. Generally, these larger producers have managed production levels to approximate world demand. The world potash market experienced a significant decrease in production rates in 2022, due to sanctions on Belarusian potash and Russia's invasion of Ukraine. In 2022, global production decreased approximately 10 million metric tonnes, compared to record production of approximately 71 million metric tonnes in 2021. Global production increased in 2023 to an estimated 67 million metric tonnes and is expected to be approximately 70 million metric tonnes in 2024, due to improving production in Belarus and increased production in Canada and other countries. With planned production expansions anticipated in future years, potash pricing will likely depend on the larger producers' ability to continue to manage the supply and demand balance through decreased utilization rates. Increases in world fertilizer demand, due mainly to population growth and limitations on arable land, are expected to eventually lessen the burden on producers, although recent increases in productive capacities and the continued progress of key expansion projects, specifically BHP's approval of the Jansen Stage 1 project, which expects first production in late 2026, add additional uncertainty to the long-term supply and demand balance for the potash market.
The volume of potash imports to the U.S. further impacts the potash market. A change in the volume of imports could result in a material change to potash prices in the U.S. The U.S. imposed sanctions on Belarusian potash imports, which took effect in April 2022. Belarusian potash historically accounted for approximately 7% of annual demand in the U.S. In response to these sanctions, other foreign suppliers increased the volume of potash imports to the U.S. The overall effect of these sanctions on the potash market remains uncertain.

The world's potash production is heavily focused on a few producers within a handful of countries. Twenty commercial potash deposits produce almost all of the world's potash. According to S&P Global Commodity Insights and data published by potash mining companies, six countries accounted for approximately 87% of the world's aggregate potash production during 2023. During the same period, the top nine potash producing countries supplied approximately 95% of the world's potash production. Two major Canadian producers participate in the Canpotex marketing group that supplied approximately 34% of global potash production in 2023. Russia accounted for 17% and Belarus accounted for 11% of global potash production in 2023.
Oilfield Solutions
    The most productive region in the U.S. for oil production is the Permian Basin, which spans from west Texas to southeastern New Mexico. As of January 2024, the Permian Basin produced approximately 6.0 million barrels of oil per day. For comparison, the next most productive region in the U.S. produced approximately 1.3 million barrels of oil per day. In addition to producing wells, the Permian Basin also had approximately 800 drilled but uncompleted wells as of December 2023.
The majority of oil and gas wells drilled in the U.S., including the Permian Basin, are hydraulically fractured horizontal wells, which account for the record amount of fossil fuels produced in the U.S. in recent years. The use of horizontal drilling in oil and gas production allows a well to remain in contact with the targeted formation thereby increasing production compared to vertically drilled wells. Horizontal drilling has resulted in longer wells, with some horizontal drilling sections reaching several miles long.
The increase in horizontal drilling has resulted in an increase in the use of fresh water. A single hydraulically fracked well has the potential to use millions of gallons of fresh water. In the frac process, water and sand are used to move proppant and other frac additives into the targeted rock formation. Fresh water is important in the fracking process, as impurities in the water can impact the overall effectiveness of the frac. Pipelines transport most water used in fracking to the frac site, where it is stored in ponds or storage tanks.
While fresh water remains a key input for many fracs, operators have switched to using more recycled/produced water when completing wells. We believe this change is due to water conservation efforts, a move towards more environmentally friendly operations, and an increase in the amount of produced water available for fracking. By recycling and using produced water, operators are able to reduce fresh water purchases and decrease the cost of transporting and disposing of produced water into disposal wells.
In evaluating the hydraulic fluid to use for frac operations, oil and gas operators consider whether to use produced or fresh water and consider the weight of the fluid used. Operators are using more heavy brines as heavier fluids can drill through salt formations more effectively than lighter weight alternatives.

Competition and Competitive Strategy
We sell our potash and Trio® into commodity markets in which delivered price and the ability to timely deliver high quality products are essential. We are a competitive producer in the industry because of our ability to timely deliver high quality potash and Trio® products with specific particle sizes and with specific potassium oxide contents. In the potash market, we compete with larger Canadian potash producers and, to a lesser extent, producers located in Russia, Chile, Germany, and Israel. For Trio®, we compete with one other producer of langbeinite as well as producers of other specialty nutrients and blended products. The competitive market for our water resources includes other water right holders, which include companies, farmers, and ranchers operating in or near the Permian Basin in New Mexico.
Some of our direct and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more diverse assets and products, and/or access to less expensive mining assets, any of which could allow them to respond more quickly to new or changing opportunities.

Our competitive strategy is focused on the following:
•Maximizing potash gross margin and optimizing potash production. All of our potash production comes from solar solution mines, which carry fewer fixed costs than our conventional potash mines. Our per-ton costs are lower for solution mining than conventional mining as solar solution mining requires less labor, energy, and equipment. Additionally, we are advantageously located close to the markets we serve, with the North American market demand being significantly larger than our production capacity; therefore, we are able to selectively participate in the markets that we believe will provide the highest average net realized sales price per ton. We also maximize our gross margin by leveraging our freight advantage to key geographies, improving our diverse customer and market base, and developing our flexible marketing approach. We have optimization and expansion opportunities at our solution mining facilities, that, over time, could reduce our per-ton costs and increase our potash production.
•Maximizing Trio® gross margin and optimizing Trio® production. We are working to optimize our production process to produce more granular-sized product, which is preferred by most markets. Our sales and marketing approach is focused on domestic and select international markets and includes crop nutrition education and increased marketing efforts targeting organic agriculture and high-value specialty crop markets. We currently operate our Trio® facility at a reduced production level and expect to continue to do so for the foreseeable future.
•Expanding offerings of oilfield solutions. We intend to continue our expansion of water and brine sales, particularly to serve the oil and gas markets near our operating plants in New Mexico. We have water rights from which we sell water for commercial uses in the oil and gas services industry. We also use a portion of our water rights to produce heavy brines for use in the oil and gas industry. Additionally, as described above, in May 2019, we acquired certain land, water rights, federal and state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company in the Permian Basin which we operate as Intrepid South. We expect to increase the amount of water available for sale from Intrepid South over the next few years through permitting additional water rights and infrastructure investments. Our other oilfield related products and services include, but are not limited to, surface use and right-of-way agreements, a produced water royalty agreement, and caliche sales. Given the location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including through the use of restricted use agreements for surface or subsurface rights, to customers.
•Continuing diversification of byproducts and services. We recover magnesium chloride, salt, brines, and water byproducts during the production of potash and Trio®. These byproducts diversify our portfolio of product and service offerings. As we continue to explore and evaluate opportunities to diversify our revenue sources, we may enter into new or complementary businesses that expand our current product and service offerings, including an expansion into oil and natural gas exploration and production, or into new products or services in our current industry or other industries.
Competitive Strengths
•U.S.-based producer. We are the only producer of potash in the U.S. We are located in a market that consumes significantly more potash than we can currently produce on an annual basis. Our geographic location provides us with a transportation advantage over our competitors for shipping our product to customers. In general, this allows us to obtain a higher average net realized sales price per ton than our competitors, who ship their products across longer distances to consuming markets, which increases their costs and reduces their gross margin. Our location allows us to target sales to the markets in which we have the greatest transportation advantage, maximizing our average net realized sales price per ton. Our access to strategic rail destination points and our location along major agricultural trucking routes also supports this advantage.
As a U.S. producer, we enjoy a significantly lower total production tax and royalty burden than our principal competitors, which operate primarily in Saskatchewan, Canada. The Saskatchewan tax system for potash producers includes a capital tax and several potash mineral taxes, none of which are imposed on us as a U.S. producer. We currently pay an average royalty rate of approximately 4.9% for our potash and Trio® sales less their related freight costs, which compares favorably to that of our competitors in Canada. The relative tax and royalty advantage for U.S. producers becomes more pronounced when profits per ton increase due primarily to the profit tax component of the Saskatchewan potash mineral tax.
•Solar evaporation operations. All our potash production comes from solar solution mines. Solar evaporation is a cost-efficient production method because it significantly reduces our labor force and energy consumption, which are two of the largest costs of production. Our understanding and application of low-cost solution mining, combined with our reserves being located where a favorable climate for evaporation exists, make solar solution mining difficult for other producers to replicate. We also have significant reserves for future expansion of our solution mining operations.
•Diversity in Secondary Nutrient Markets. Given the greater scarcity of langbeinite relative to potash, its agronomic suitability for certain chloride-sensitive soils and crops, and the addition of key secondary nutrients in sulfur and magnesium, we believe there is a market for Trio® outside of our core potash markets. We also believe that there is a market for Trio® beyond the U.S., although freight expense and competition from substitute products have made this a difficult market to penetrate. We also offer Organic Materials Review Institute ("OMRI") listed potash and Trio® products that provide essential minerals for growing certified organic crops.
•Water rights. Water rights in New Mexico are real property rights, which authorize a water right owner to use a specific amount of water, diverted from a specific location, for a specific purpose of use, in a specific place. Water rights are limited to the amount of water put to beneficial use. In New Mexico, the New Mexico Office of the State Engineer (“OSE”) administers water rights. The validity of water rights is ultimately confirmed or denied by a court in an adjudication proceeding. Prior to an adjudication, a water right may be acquired through the OSE’s permitting or licensing process. If a water right existed before the OSE had authority to issue permits, a water rights owner may file a declaration with the OSE. The OSE issues permits for both surface and groundwater appropriations. These permits are inchoate rights, which allow a permittee to put the water to beneficial use as prescribed by the agency. Once the OSE confirms that water diversion works have been completed and water has been put to beneficial use, the water right is licensed. A declaration is made when water was put to beneficial use either before New Mexico adopted its current water code in 1907 for surface water declarations, or before the OSE declared an underground water basin for groundwater declarations. A water right claimant must apply to the OSE for a permit to make changes to a water right, including changes in the place or purpose of use. The validity of water rights is ultimately confirmed or denied by courts in an adjudication process. We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for commercial uses in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our Carlsbad facilities. The Intrepid South property increased the total water rights available for sale in and around the Delaware Basin, a sub-basin of the Permian Basin. This has expanded our relationships with oil and gas producers, which we may be able to use to expand sales of our industrial potash products, byproducts, and services.
•Diversity of potash markets. We sell potash into three different markets—the agricultural, feed and industrial markets. In 2023, these markets represented approximately 74%, 23%, and 3%, of potash sales, respectively, and during 2022, these markets represented approximately 69%, 23%, and 8%, of our potash sales, respectively. The agricultural market supplies crop nutrients to farmers producing a wide range of crops in different geographies and the animal feed market supplies feed manufacturers with key nutrients for a wide range of feed blends into various markets such as pet food and cattle feed. Sales into industrial markets have historically supported drilling activities in oil and gas, although the use of lower-cost potash substitutes in recent years has reduced our sales into those markets.
•Marketing flexibility. We have the ability to convert all of our standard-sized potash product into granular-sized product as market conditions warrant. We produce Trio® in premium, granular, standard and fine standard sizes. This provides us with increased marketing flexibility as well as decreased dependence on any one particular market.
•Significant mineral reserve and resource life. Our potash reserves and resources have substantial years of reserve life and resource life. Reserve life is based on the current mine plan and estimated at 25 years for all our potash facilities. Resource life at our potash facilities ranges from 33 years to over 100 years. In addition to our reserves, we have water rights and access to additional mineralized areas of potash for potential future exploitation. In December 2023, we recorded an impairment of our long-lived assets at our East facility of $31.9 million, which included a $2.3 million impairment of our mineral rights at our East mine. As such, we no longer show mineral reserves at our East mine, and only include a mineral resource estimate. Additional information regarding our mineral reserves and resource estimates can be found in Item 2. Properties and in the updated Technical Report Summaries included with this filing.
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

Seasonality
The month-to-month seasonality of our agricultural sales is somewhat moderated due to the variety of crops, industries, distribution strategies, and geographies that we serve. There is a seasonal sales pattern for potash sold into the agricultural market. Over the last three years, approximately 80% of our total annual potash sales volumes occurred in January through May, in anticipation for the spring application season, and September through November, in anticipation of the fall application season. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. Marketing programs of potash producers and storage volumes closer to the farm gate significantly influence the timing of potash sales.
The sales pattern for Trio® sold into the domestic agricultural market is also seasonal. Over the last three years, our domestic Trio® sales volume has been highest in February through May, as Trio® products are typically applied to crops in the U.S. during the spring planting season. Demand for the spring planting season generally runs from December to May, when we have sold approximately 60% of our annual domestic Trio® volumes over the past three years.
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
Because all of our potash production comes from our solar solution mines, our potash production is also seasonal. Our solar solution mines suspend potash production activities from early spring through late summer, the peak solar evaporation period. Accordingly, we manage our inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons, as well as during the summer evaporation period when we are not producing potash. Our sales volumes are highest during the spring and our working capital requirements are highest just before the start of the spring season, as a result of the seasonality of fertilizer demand.
Demand of our oilfield products and services is highly correlated to oil and gas exploration activities and can vary from quarter to quarter and year to year.
Major Customers
Within the agricultural market, we supply a diversified customer base of distributors, cooperatives, retailers, and dealers, which in turn supply farmers producing a wide range of crops in different geographies. We sell into the industrial and feed markets through sales to distributors and directly to end users. For water, we sell to a diverse set of customers through a combination of spot sales and a multi-year contract. For brine, we sell to a diverse set of customers in the spot market.
In 2023 and 2022, we had one customer, Bill Barr & Company, Inc., which accounted for more than 10% of our total consolidated revenues. In 2021, no customer accounted for more than 10% of our total consolidated revenues.
Environmental, Safety, and Health Matters
We are subject to federal, state, and local environmental, safety, and health laws that regulate, among other things; (1) soil, air, and water quality standards for our facilities; (2) disposal, storage, and management of hazardous and solid wastes; (3) post-mining land reclamation and closure; (4) conditions of mining and production operations; (5) employee and contractor safety and occupational health; and (6) product content and labeling. We employ and consult with professionals who assist in monitoring our compliance with these laws and who work with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.
In 2023, we had approximately $2.6 million of capital investments and reclamation projects, and $1.2 million in other expenses, relating to environmental compliance, environmental studies, and remediation efforts. We expect to spend $2.0 million to $3.0 million for environmental related capital and reclamation projects in both 2024 and 2025. Future capital expenditures are subject to uncertainties, including changes to environmental laws. Material expenditures could be required in the future to fulfill environmental compliance requirements, either new or existing. We anticipate a focus on environmental issues will result in increased future investments for environmental controls at our operations. See Item 1A. Risk Factors “Risks Related to Our Business - Environmental laws and regulations could subject us to significant liability and require us to incur additional costs.”
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
Operating Requirements and Government Regulations
Permits
    We are subject to numerous environmental laws and regulations, including laws and regulations regarding land use and reclamation; release of emissions to the atmosphere; release of contaminants to water; preservation of plant and animal life; and the generation, treatment, storage, disposal, and handling of hazardous substances and wastes. These laws include the Clean Air Act ("CAA"); the Clean Water Act ("CWA"); the Resource Conservation and Recovery Act ("RCRA"); the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); the Toxic Substances Control Act ("TSCA"); and various other federal, state, and local laws and regulations. Violations can result in substantial penalties, court orders to install pollution‑control equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. Environmental laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released, disposed of, or arranged for release or disposal of hazardous substances in the environment.
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
We believe we are in compliance with existing regulatory programs, permits, and approvals where non-compliance could have a material adverse effect on our operating results or financial condition. In 2016, the OSE determined that our East tailing impoundment embankments are considered jurisdictional dams. We continue to work with the OSE's Dam Safety Bureau to determine the hazard level of our dams and the OSE to determine required dam modifications associated with this determination. We may be required to spend a significant amount of capital to bring the impoundments into compliance with requirements for jurisdictional dams or modify our operations to no longer use impoundments that may qualify as jurisdictional dams.
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
Our Utah facilities and our HB mine and plant are subject to OSHA jurisdiction. We provide all OSHA required training and other certifications to our employees at these facilities.
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
Reclamation Obligations
Mining and processing of potash generates residual materials that must be managed both during the operation of the facility and upon facility reclamation and closure. Potash tailings, consisting primarily of salt and fine sediments that remain after potash is removed from ore during processing, are stored in surface disposal sites. Some of these tailing materials may also include other contaminants, such as lead, that were introduced as reagents during historic processing methods. These tailings materials may require additional management and could result in the imposition of additional disposal and reclamation requirements. For example, at least one of our New Mexico mining facilities may have legacy issues regarding lead in a tailings pile that occurred from production methods utilized prior to our acquisition of these assets. During the life of the tailings management areas, we have incurred, and will continue to incur, significant costs to manage potash residual materials in accordance with environmental laws, regulations and permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.
Our surface permits require us to reclaim property disturbed areas of our facilities. Our operations in Utah and New Mexico have specific obligations related to reclamation of the land after mining and processing operations are concluded. The discounted present value of our estimated reclamation costs for our facilities as of December 31, 2023, is approximately $30.4 million, which is reflected in our audited financial statements found elsewhere in this Annual Report. Various permits and authorization documents negotiated with or issued by the appropriate governmental authorities include these estimated reclamation costs on an undiscounted basis.
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
Royalties
The potash, langbeinite, water, and byproducts we produce and sell from leased land may be subject to royalty payments. We produce and sell products from leased land owned by the U.S., the States of New Mexico and Utah, and private landowners. The terms of the royalty payments are determined at the time of the issuance or renewal of leases. Some royalties are determined as a fixed percentage of revenue and others vary based upon ore grade. Additionally, some of our leases are subject to overriding royalty interest payments paid to various owners. In 2023, we paid $11.1 million in federal, state, and private royalties. The royalty rates on our state and federal leases in New Mexico are currently set at various rates from 2.0% to 5.0%. The royalty rates on our state and federal leases in Utah are currently set at rates from 3.0% to 5.0%. The royalty rates for the private leaseholds are between 5.0% and 8.0%. In 2023, for certain water sales we paid an $0.11 per barrel sold royalty to the State of New Mexico.
Human Capital Resources
Headcount
We believe that our employees and contractors are significant contributors to the current and future success of Intrepid. Our ability to attract, retain, and motivate qualified personnel is critical to our operations. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We value our relationships with our employees and consider our relationships with them to be good. As of December 31, 2023, we had a total of 485 employees. Our workforce is experienced, providing invaluable expertise and insight into our operations.

Location	Number of Employees	Average Tenure (in years)
Denver	50	5
Moab	60	9
New Mexico	316	8
Wendover	59	12
We have a collective bargaining agreement with a labor organization representing our hourly employees in Wendover, Utah, which expires on May 31, 2026. This agreement was negotiated between us and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local 867, and became effective on June 1, 2023.
Employee Development and Training
We believe in providing opportunities for employees to continue to develop and grow their careers. We offer our employees a tuition reimbursement program and ongoing support for continuing education for professional certifications and other credentials. We also provide a comprehensive career path program for our hourly employees that outlines the proficiencies necessary for each job level and sets forth the development steps to progress through various job levels.
Competitive Pay and Benefits
We have structured our compensation programs to balance incentive earnings for both short-term and long-term performance goals. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. We align our executives' long-term equity compensation with our shareholders' interests by linking realizable pay with stock performance.
We are also committed to providing comprehensive benefit options to our employees. We offer benefits that will allow our employees and their families to live healthier and more secure lives. Our employee benefits include health insurance, telemedicine, an employee assistance program, paid and unpaid leave, life insurance, short-term disability insurance and a retirement savings plan with a company match. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, adoption assistance, prescription savings solutions, and a wellness program.
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are core values to Intrepid. These values are reflected across our operations, including, but not limited to, recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We consider the value of diversity in our approach to hiring and advancement. We create opportunities available to all employees to develop their talents in order to maximize our and their success. We seek to create an environment that cultivates a sense of belonging by encouraging employees to continue to educate themselves about each other’s experiences. We strive to promote the respect and dignity of all persons. We believe it is important to foster education, communication and understanding about diversity, equity, inclusion and belonging. Finally, in line with our commitment to diversity, equity and inclusion, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates for job positions.
Health and Safety

The health and safety of our employees is our highest priority and is embodied in our operating philosophy. We are committed to providing a safe, functional, and effective work environment for anyone who comes to our properties.

Environmental, Social, and Governance
We are committed to providing consistent returns to our shareholders while being a good corporate citizen that values the welfare of our employees, the communities in which we operate, the customers we serve, and the world. In prioritizing, improving, and managing our environmental, social, and governance (“ESG”) goals, we will create long-term value for our investors. We have made ESG initiatives a priority for our management team and are committed to providing focused reporting on the ESG issues that are the most relevant to our business and stakeholders. We published our Inaugural Sustainability Report in 2023 to clearly disclose the goals and metrics related to our ESG programs, as we believe this information will allow our stakeholders to be informed about our progress. We intend to publish a sustainability report annually. We encourage you to read our Inaugural Sustainability Report to learn more about our strategy, efforts, and goals relating to ESG initiatives.
Commitment to the Environment (Protecting Our Resources)
We rely on the environments, resources and ecosystems that comprise and surround our locations. Working closely with our communities, we make it a priority to protect the natural resources at and surrounding our operations. We have developed a comprehensive set of policies and procedures regarding emissions, energy, water use, and waste management that guide our operations and uphold our commitment to the environment.
–Solar solution mining potash - All our potash is currently produced from solar solution mining, one of the most environmentally friendly and energy efficient mining techniques. In this process, we inject a naturally occurring, salt saturated brine solution into underground caverns or previously shuttered mine workings. This brine selectively dissolves the remaining potash, which is then pumped back to the surface and into evaporation ponds. During the spring and summer months, the brine naturally evaporates, leaving only the salt and potash solids in the ponds, which we then process into the products we sell. By using solar energy, we do not need to burn natural gas or coal to evaporate our brine ponds.
–Salt laydown at the Bonneville Salt Flats - We are committed to helping maintain the environments in which we operate, one of which is the Bonneville Salt Flats near our Wendover, Utah mine. Since 2005, we have donated nearly seven million tons of salt to the Bureau of Land Management ("BLM") that has been deposited on the racetrack to help preserve this unique attraction in northwest Utah. We drilled an additional brackish well in 2021 to increase the brine available for this salt laydown project.
–We are the only OMRI-listed potash and langbeinite producer in the U.S. We became OMRI-listed in 2007 for our langbeinite, or Trio® product, and in 2018 for our potash products at our Moab and Wendover operating facilities. We are also registered in the Organic Input Material Program, through the California Department of Food and Agriculture, a program that registers fertilizers approved for use in organic crop and food production.
–We work closely with the BLM and other government and regulatory agencies to preserve historical sites near our operations such as the Maroon Cliffs in Carlsbad, New Mexico and petroglyphs near our Utah operations. We also work with and have supported agencies dedicated to studying and protecting endangered species near our operations, such as the sand dune lizards in New Mexico.
Our Social Impact (Getting Involved Within the Community)
We support and promote the health, safety, and well-being of our employees, and are committed to creating a diverse, equitable, and inclusive work environment that enables our employees to thrive. We are committed to being a responsible community member and contribute to the communities in which we operate.
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
As previously mentioned, we are committed to a recruitment and hiring process that emphasizes and embraces diversity. We believe a diverse workforce leads to greater collaboration, innovation, and improves shareholder returns and we celebrate the great value the differences in our people bring to our organization. We support a variety of organizations within our communities including the Women's Leadership Foundation, a Colorado based organization with the goal of opening more board of director positions to women leaders in Colorado and beyond.

Our Commitment to Safety
We conduct monthly safety audits across all our locations to inform our employees and provide a thoughtful approach to safety that increases the safe execution of all tasks. The data from these safety audits is collected to analyze where, what, and why gaps exist, and to provide meaningful information that results in safer work for our employees. Through our audits and dialogue, we educate ourselves and understand existing potential hazards, create best practices to address these hazards, and address areas to be improved. Prior to each task, employees are required to: assemble the proper personal protection equipment, tools, permits, etc., ensure the area is safe for employees and contractors, discuss the task with all stakeholders, and understand how the task is related to the overall business.
Our East Mine operation in Carlsbad, New Mexico received the National 2020 and 2021 Sentinels of Safety Award in the large underground nonmetal category. The Sentinels of Safety Award is presented by the National Mining Association each year to recognize the outstanding safety achievements of mining operations across a variety of categories.
Governance (Honest Business Practices)
We develop and implement robust, sound, and effective corporate governance practices. Since our inception, we have placed the highest emphasis on conducting our business with honesty, trust, and integrity, and we expect all of our employees to adhere to these standards. We continuously strive to create a corporate culture of honesty, integrity, and trust.
The policies we have developed are intended to:
–Maintain and communicate our core values and the legal requirements applicable to good business conduct and ethical behavior.
–Annual refresher training on company policies, values, laws, and handling a variety of potential company-related issues and situations.
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
Available Information
We file or furnish with the U.S. Securities and Exchange Commission (the "SEC") reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act. These reports are available free of charge on our website at www.intrepidpotash.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports can also be obtained at www.sec.gov.
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
Summary Risk Factors
Below is a summary of some of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business
•Our potash and Trio® sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
•We may not be successful in our efforts to sustain or expand water sales due to the status of our water rights, challenges to our water rights, changes in the demand for water in the areas around our facilities, restrictions on water use, or other events, which could adversely impact our financial condition and results of operations.
•A decline in oil and gas drilling could decrease our revenue.
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
•Adverse conditions in the domestic and global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
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
Risks Related to Our Common Stock
•The price of our common stock may be volatile, and you could lose all or part of your investment.
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

Risks Related to Our Business
Our potash and Trio® sales are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which could negatively affect our results of operations.
The market for potash and Trio® is cyclical, and the prices and demand for potash and Trio® can fluctuate significantly. Periods of high demand, increasing profits, and high-capacity utilization lead to new plant investment and increased production. This growth continues until the market is over-saturated, leading to decreased prices and lower-capacity utilization until the cycle repeats. Despite supply disruptions from the Russia-Ukraine conflict in 2022 and 2023, global productive capacity remains higher than demand and significant brownfield and greenfield expansion projects are in progress. As a result of these factors, the prices and demand for potash can be volatile. This volatility can reduce profit margins and negatively affect our results of operations. We sell most of our potash and Trio® into the spot market in the U.S. In addition, potash and Trio® do not have active hedge markets like many other commodities have. As a result, we do not have protection from this price and demand volatility.

We may not be successful in our efforts to sustain or expand water sales due to the status of our water rights, challenges to our water rights, changes in the demand for water in the areas around our facilities, restrictions on water use, or other events, which could adversely impact our financial condition and results of operations.
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily for industrial uses such as in the oil and gas services industry. We continue to work to expand sales of water, especially to support oil and gas development in the Permian Basin near our New Mexico facilities. If there are changes in state or federal regulations regarding oil and gas production or water usage, this could materially impact our ability to monetize our water rights. Third parties regularly challenge our applications to the OSE to change our water rights permits so that we are authorized to sell water to oil and gas producers. We may not be successful in our efforts to obtain the requisite permit changes. In many cases, sales of water require governmental permits or approvals. A decision to deny, delay, revoke, or modify a permit or approval could prevent us from selling water, increase the cost to provide water, or result in our having to refund prepayments that we have received for future water sales. If oil or gas prices decline, if oil and gas development in the Permian Basin decreases, or if demand for fresh water in the Permian Basin declines for other reasons, the demand for water under our water rights could be adversely affected. In addition, we could be required to expend capital to meet customer needs. Any of these events could adversely impact our financial condition and results of operations.
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
A decline in oil and gas drilling could decrease our revenue.
A portion of our revenue comes from the sale of water, brines, and potassium chloride for use in oil and gas development. We also generate revenue from the sale of caliche, a produced water royalty, and various surface use agreements with operators. A decline in oil and gas drilling, especially in the Permian Basin, could reduce our sales of water, brines, and potassium chloride and result in reduced revenue from our other oilfield related offerings. For example, the decline in oil and gas drilling in 2020 due to restrictions implemented by local, state and federal authorities in response to the COVID-19 pandemic and the resulting impacts of these restrictions on the global economy as a whole, reduced our sales of water, brine, and potassium chloride and revenue for other oilfield related offerings into industrial markets in 2020 and the first quarter of 2021. In addition, oil and gas developers are regularly looking for ways to use more produced water instead of fresh water in oil and gas development and operations. Also, there are other products available that have some of the same clay-inhibiting properties as our potassium chloride. These alternative products could temporarily or permanently replace some of our sales of water or potassium chloride. We also have other oilfield product and service offerings, such as caliche and brine products, the sales of which were negatively impacted by the decline in oil and gas development in 2020, and may be further impacted in the future by declines in oil and gas development.
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
In 2023, we recorded total impairment charges to our long-lived assets and mineral properties of $43.3 million. We recorded impairment charges of $31.9 million related to our long-lived assets and mineral property assets at our East mine. We determined that sufficient indicators of potential impairment existed because higher Trio® production costs and lower realized Trio® prices led to negative gross margins for our Trio® segment. We also recorded impairment charges of $9.9 million related to our long-lived assets that are in care and maintenance at our West mine, and $1.5 million related to certain assets in our oilfield solutions segment.
We also have certain indefinite-lived intangible assets that we evaluate for impairment at least annually or more frequently when events or changes in circumstances indicate the fair value may have changed. An impairment loss is measured and recorded based on the current fair value of the asset.
After recording impairment charges to our long-lived assets in the fourth quarter of 2023, we believe the carrying values of our long-lived assets and our indefinite-lived intangible assets were realizable as of the balance sheet dates. However, future events could cause us to conclude otherwise. These future events could include further significant and sustained declines in potash or Trio® prices, further significant or sustained declines in water prices and demand, or higher production and operating costs. Further, based on our analysis of the profitability of any of our facilities, we may decide to terminate or suspend operations at additional facilities. These events could require a further write-down of the carrying value of our assets, which would adversely affect our results of operations and financial condition.
If we are required to write down the value of our inventories, our financial condition and results of operations would be adversely affected.
We carry our inventories at the lower of cost or net realizable value. In periods when the market prices for our products fall below our cost to produce them and the lower prices are not expected to be temporary, we are required to write down the value of our inventories. Any write-down of our inventory would adversely affect our financial condition and results of operations, possibly materially. We recorded $6.5 million of lower of cost or net realizable value adjustments in 2023, $3.8 million in our Trio® segment, and $2.7 million in our potash segment.
Weakening of foreign currencies against the U.S. dollar could lead to lower domestic potash prices, which would adversely affect our results of operations. Currency fluctuations could cause our results of operations to fluctuate.
The U.S. imports the majority of its potash, including from Canada, Russia and other countries. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if these local currencies weaken in comparison to the U.S. dollar, foreign suppliers may lower prices to increase sales volume while again maintaining a margin in their local currency. Changes in the strength of the U.S. dollar compared to other currencies could cause our sales prices and results of operations to decrease or fluctuate significantly.
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
Major weather events such as heavy rainfall can result in water inflows into our underground, langbeinite mine. The presence of water-bearing strata in many underground mines carries the risk of water inflows into the mines. If we experience water inflows at our langbeinite mine, our employees could be injured and our equipment and mine shafts could be seriously damaged. We could be forced to shut down the mine temporarily, potentially resulting in significant production delays, and we could spend substantial funds to repair or replace damaged equipment. Inflows may also destabilize the mine shafts over time, resulting in safety hazards for employees and potentially leading to the permanent abandonment of the mine.
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
    Hourly employees at our Wendover facility are represented by a labor union. These employees represent approximately 9% of our total workforce. Our current collective bargaining agreement with the union, which became effective on June 1, 2023, expires on May 31, 2026. Although we believe that our relations with our unionized employees are good, we may not be successful in negotiating a new collective bargaining agreement as a result of general economic, financial, competitive, legislative, political, and other factors beyond our control. Any new agreement could result in a significant increase in our labor costs. In addition, a breakdown in negotiations or failure to timely enter into a new collective bargaining agreement could materially disrupt our Wendover operations.
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
    Farmers attempt to apply the optimum amounts of fertilizer to maximize their economic returns. A farmer's decision about the application rate for each fertilizer, or the decision to forgo the application of a fertilizer, particularly potash and Trio®, varies from year to year depending on several factors. These factors include crop types, crop prices, weather patterns, fertilizer and other crop input costs, and the level of crop nutrients remaining in the soil following the previous harvest. Farmers are more likely to increase application rates of fertilizers when crop prices are relatively high, fertilizer and other crop input costs are relatively low, or the level of crop nutrients remaining in the soil is relatively low. Conversely, farmers are likely to reduce application of fertilizers when farm economics are weak or declining or the level of crop nutrients remaining in the soil is relatively high. This variability in application rates can impact the cyclical nature of the prices and demand for our products. In addition, farmers may buy and apply potash or Trio® in excess of current crop needs, which results in a build-up of potassium in the soil that can be used by crops in subsequent crop years. If this occurs, demand for our products could be delayed to future periods.
    State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also influence the number of acres planted, the mix of crops planted, and the use of fertilizers. In addition, there are various city, county, and state initiatives to regulate the use and application of fertilizers due to various environmental concerns. If U.S. agricultural production or fertilizer use decreases significantly due to one or more of these factors, our results of operations could be adversely affected.
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
Mining is hazardous and involves various risks and hazards that can result in serious accidents. If accidents or unforeseen events occur, or if our safety procedures are not followed or are ineffective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted, or we could be required to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or repair damaged facilities.
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
There are numerous uncertainties inherent in estimating our potash and langbeinite reserves. As a result, our reserve estimates necessarily depend upon several assumptions, including the following:
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
In addition, because reserves are estimates built on various assumptions, they cannot be audited for the purpose of verifying exactness. It is only after extraction that reserve estimates can be compared to actual values to adjust estimates of the remaining reserves. If any of the assumptions that we make in connection with our reserve estimates are incorrect, the amounts of potash and langbeinite that we can economically recover from our mines could be significantly lower than our reserve estimates. In addition, we periodically review the assumptions underlying our reserve estimates. If future events cause us to negatively adjust our previous assumptions, our reserve estimates could be adversely affected. In any of these events, our financial condition and results of operations could be adversely affected.
We updated our mineral reserves and resources as of December 31, 2023, and we determined we do not have any mineral reserves at our East facility because the mineral deposit could not be economically extracted.
Existing and further oil and gas development in the Designated Potash Area could impair our potash reserves, which could adversely affect our financial condition or results of operations.
    The U.S. Department of the Interior ("DOI") regulates the co-development of federal mineral resources-both potash and oil and gas-on federal lands in what the DOI has designated as the Designated Potash Area. This 497,000-acre region outside of Carlsbad, New Mexico, includes all of our New Mexico operations and facilities. In 2012, the DOI issued an updated order that provides guidance to the BLM and industry on the co-development of these resources. See Order 3324 issued by the Secretary of the Interior on December 4, 2012 ("2012 Secretary's Order").
    It is possible that oil and gas drilling in the Designated Potash Area could limit our ability to mine valuable potash and langbeinite reserves or mineralized deposits because of setbacks from oil and gas wells and the establishment of unminable buffer areas around oil or gas wells. It is also possible that the BLM could determine that the size of these unminable buffer areas should be larger than they are currently, which could impact our ability to mine our reserves. We review applications for permits to drill oil and gas wells as they are publicly disclosed by the BLM and the State of New Mexico. When appropriate, we protest applications for drilling permits that we believe should not be drilled consistent with the operative federal and state rules and that could impair our ability to mine our reserves or put at risk the safety of our employees. We may not prevail in these protests or be able to prevent wells from being drilled in the vicinity of our reserves. If, notwithstanding our protests and appeals, a sufficient number of wells are drilled through or near our reserves, our reserves could be significantly impaired, which could adversely affect our financial condition or results of operations.
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
    As of December 31, 2023, we had $4 million in outstanding borrowings under a revolving credit facility that allows us to borrow up to $150 million. This credit facility expires in 2027. In the future, we may be unable to obtain new financing or refinancing on acceptable terms, or at all. In addition, we may incur additional indebtedness in the future. The agreements governing the credit facility restrict, but do not prohibit, us from incurring additional indebtedness.
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
Adverse conditions in the domestic and global economy and disruptions in the financial markets could negatively affect our results of operations and financial condition.
    Global and domestic economic volatility and uncertainty, for example, as a result of rising interest rates, a recession or fear of a recession, global trade uncertainties, international conflicts, epidemics or other significant health concerns, and inflation, can create uncertainty for farmers and customers in the geographic areas where we sell our products. If farmers reduce, delay, or forgo their potash and Trio® purchases because of economic volatility or uncertainties the results of our operations would be adversely affected. Moreover, volatility and disruptions in the financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products, which would decrease our sales volume and increase our risk of non-payment by customers. Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the extent of economic and financial market problems and the many ways in which they could negatively affect our customers and business. In addition, if we are required to raise additional capital or obtain additional credit during an economic downturn, we could be unable to do so on favorable terms or at all.
Market upheavals due to military actions, pandemics, terrorist attacks, other catastrophic events, or economic repercussions from those events could reduce our sales or increase our costs.

Actual or threatened armed conflicts, terrorist attacks, military or trade disruptions, or other catastrophic events, including pandemics and other public health crises, affecting the areas where we or our competitors do business could disrupt the global market for potassium-based products. As a result, our competitors may increase their sales efforts in our geographic markets and pricing of our products could suffer. If this occurs, we could lose sales to our competitors or be forced to lower our prices. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, and federal governments could implement new regulations impacting the production, transportation, sale, or use of potassium-based products. These new regulations could result in lower sales or higher costs.
The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity.
Despite diversification across multiple industries, including agricultural, industrial, and feed, larger customers, at times, comprise a significant portion of our sales revenue. For example, in 2023, one customer in our potash and Trio® segments accounted for approximately 12%, or $33.4 million, of our total consolidated revenues. In 2022, this same customer accounted for approximately 10%, or $35.0 million of our total consolidated revenues. If we experience a significant decline in sales from our larger customers or in certain industries, it may be difficult to replace those sales which could have a material effect on our results of operations.
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
We hold numerous environmental, mining, safety, and other permits and governmental approvals authorizing and regulating the operations at each of our facilities. An agency's decision to deny or delay a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could prevent or limit us from continuing our operations at the affected facility, which could have an adverse effect on our business, financial condition, and results of operations. In addition, we could be required to expend significant amounts to obtain, or come into compliance with, these permits, approvals, and leases, or we could be required to make significant capital investments to modify or suspend our operations at one or more of our facilities.
Any expansion of our existing operations would require us to secure the necessary environmental and other permits and approvals. We may not be able to obtain these permits and approvals in a timely manner or at all. In addition, under certain circumstances, the federal government must consider and study a project's likely environmental impacts. Based on the federal government's evaluation, it could require an environmental assessment or an environmental impact statement in order to approve a project or permit, which could result in significant time delays and costs. Furthermore, many of our operations occur on land that is leased from federal and state government authorities. Expansion of our existing operations could require securing additional federal and state leases. We may not be able to obtain or renew these leases on favorable terms or at all. In addition, our existing leases generally require us to commence mining operations within a specified time frame and to continue mining in order to retain the lease. The loss or non-renewal of a lease could adversely affect our ability to mine the associated reserves.
Also, certain of our existing leases require us to make royalty payments based on the revenue generated by the potash, langbeinite, water, or byproducts that we extract from the leased land. The royalty rates are subject to change whenever we renew our leases, which could lead to significant increases in these rates. As of December 31, 2023 approximately 17% of our state, federal and private lease acres at our New Mexico facilities (including leases at the HB and North mines) and 22% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years. Increases in royalty rates would reduce our profit margins and, if the increases were significant, would adversely affect our results of operations. Reporting of royalties is subject to periodic audits by federal and state officials. The Office of Natural Resources Revenue

("ONRR") completed their draft audit report of our New Mexico royalty reporting in September 2019. As of February 2024, we are continuing to progress on the audit in cooperation with ONRR.
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
Risks Related to our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The market price of our common stock has experienced, and may continue to experience, volatility. For example, during 2023, the market price of our common stock ranged between $17.23 and $34.51. These fluctuations may continue because of numerous factors, including, but not limited to, the following:
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
▪actions of our current stockholders, including sales of common stock by our directors and executive officers;
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
The future issuance and sale of additional shares of our common stock or an announcement that the issuances and sales may occur, may adversely affect the market price of our common stock.
We cannot predict the size of future issuances or sales of shares of our common stock in connection with future acquisitions or capital raising activities, or the effect, if any, that the issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of shares of our common stock or an announcement that the issuances and sales may occur, could adversely affect the market price of our common stock.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Cybersecurity Risk Management and Strategy
We take cybersecurity seriously and have developed a cybersecurity program that consists of processes, policies, and controls for assessing, identifying, managing, and responding to material risks from these threats. Our cybersecurity program is integrated within our broader risk management function that identifies, monitors, and mitigates business, operational, financial, and legal risks.
Our processes include controls that our Director of Information Technology and our Technology Department implement, which seek to protect our company, assets, information, and our employees from cyber threats, and provide regular education for our employees.
For example, as part of our cybersecurity program, we have implemented controls that are designed to prohibit unauthorized access to our systems. These include password requirements, onboarding and termination processes, multi-factor authentication, and other condition-based access controls. We also use external controls and security systems that identify and prevent malicious activity or unauthorized access on an ongoing basis such as firewalls, endpoint protection, intrusion detection, and email security, among others.

In addition, our intrusion detection systems identify patterns of behavior consistent with attack methods, as well as other anomalous behavior on our network. This technology acts autonomously to block activities deemed to be high risk. Our endpoint protection system is monitored twenty-four hours a day, seven days a week, by a third-party service provider who investigates every alert and remotely resolves issues such as removal of malware, blocking malicious activity, or by quarantining systems from the network if necessary.
We recognize that cybersecurity incidents are often a result of employees’ actions, including responding to phishing emails, opening malicious attachments, or visiting compromised websites. Therefore, another aspect of our cybersecurity program focuses on preventing such incidents by way of strong email security, web browsing protection systems, and by providing regular education and communication to our employees to increase their cybersecurity awareness of how to detect and respond to cyber threats. We periodically assess our employees’ awareness level of these risks by conducting periodic phishing tests.
In the event of an incident, meaning a compromise is not contained by our security systems and has the potential to adversely impact the organization, we have a structured Incident Response Plan in place that is based on National Institute of Standards and Technology (NIST) guidelines that provide rules for communicating incidents to management based on defined categorizations of the incident, as well as an orderly process for addressing and documenting the incident. As part of our business continuity and disaster recovery strategy, we have a strong backup and off-site data replication process, including an air-gap data vault solution for replication of backups of critical systems. Restorations from these systems are tested on a quarterly basis.
We use external third parties to perform annual security assessments such as penetration testing and vulnerability scans for both our internal network and critical online systems. We currently do not have any formal processes to oversee or identify cybersecurity risks associated with third-party service providers but our Director of Information Technology generally evaluates such risks.
Governance
Our Board of Directors, in coordination with the Audit Committee, oversees our risk management program, including the management of cyber threats. The Board of Directors and senior management are actively involved in reviewing our information security and cybersecurity strategies and updating as risks evolve.
Our Board of Directors and our Audit Committee each receive annual presentations and reports from our Director of Information Technology on developments in the cybersecurity space, including risk management practices, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. In addition, on an annual basis, our Board of Directors and the Audit Committee discuss our approach to overseeing cybersecurity threats with our Director of Information Technology and other members of senior management to better assess our approach to cyber threats.
When a threat or other issue is identified, our Director of Information Technology will notify the senior management team and initiate the appropriate response plan based on the criticality of the threat or issue. Our Director of Information Technology along with our management team, which includes our Chief Executive Officer, Chief Financial Officer, and General Counsel, will coordinate to execute the appropriate response plan and will also investigate any issue to determine whether an incident is material, requiring disclosure to shareholders in SEC filings. Our Board of Directors and our Audit Committee also receive prompt and timely information regarding any cybersecurity risk and ongoing updates regarding any such risk.
Our Director of Information Technology has thirty years of experience in information technology, which includes the past nineteen years managing Intrepid's information technology infrastructure, business applications, compliance programs, and cybersecurity systems. Although our management team and Audit Committee receive information regarding our cybersecurity program and help assess our strategy based on their knowledge of our business and industry, no member of the management team or Audit Committee has technology or cybersecurity expertise. Certain members of the Audit Committee have experience with cybersecurity programs and implementing cybersecurity procedures as leaders of businesses and through their service on other boards. Risks from cybersecurity threats have not materially affected our company, including our business strategy, results of operations, or financial condition. While we believe our approach to cybersecurity is reasonable, given the rapidly evolving nature of cybersecurity incidents, there can be no assurance that the controls we have designed and implemented will be sufficient in preventing future incidents or attacks.
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
We operate Intrepid South located in Lea County in southeastern New Mexico, which is comprised of 21,834 surface acres, 27,858 acres of BLM grazing leases and 10,400 acres of pending State of New Mexico grazing leases.
We conduct most of our mining operations on properties that we lease from states or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and continue mining to retain the lease.
The stipulations on our leases are subject to periodic readjustment by the applicable state government and the federal government. The lease stipulations could change in the future, which could impact the economics of our operations. Our federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Our leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease by the State of Utah. Our leases for our Moab mine are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all of the leases as long as operations are conducted on any portion of the leases. The term of the state leases for our Moab mine is currently extended until 2024 or so long as potash is being produced. As of December 31, 2023, approximately 17% of our state, federal, and private lease acres at our New Mexico facilities will be up for renewal within the next five years, and 22% of our state and federal lease acres at our Utah operations will be up for renewal within the next five years.
The following tables provide a summary of our mineral resources and reserves. Additional information is provided in the Individual Property Disclosures below.

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2023. Based on $450/potash product ton mine site and $470/langbeinite product ton mine site.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	289.0	16.0	164.0	14.0	453.0	15.0	—	—
Utah
Moab	97.0	26.0	190.0	25.0	287.0	25.0	38.0	23.0
Wendover	—	—	175.0	0.5	175.0	0.5	1,358.0	0.5
Total	386.0	18.5	529.0	13.5	915.0	15.6	1,396.0	1.1

Langbeinite
New Mexico
IPNM	72.0	10.0	60.0	10.0	132.0	10.0	—	—
Total	72.0	10.0	60.0	10.0	132.0	10.0	—	—

Summary of Mineral Resources in Millions of Tons of Sylvinite and Langbeinite as of December 31, 2022. Based on $406/potash product ton mine site and $425/langbeinite product ton mine site.
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)	Amount (Mt)	Grade (%K2O)
Sylvinite
New Mexico
IPNM	370.0	15.0	200.0	14.0	570.0	14.6	—	—
Utah
Moab	113.0	26.0	190.0	25.0	303.0	25.4	38.0	23.0
Wendover	—	—	250.0	0.5	250.0	0.5	1,360.0	0.5
Total	483.0	17.6	640.0	12.0	1,123.0	14.4	1,398.0	1.1

Langbeinite
New Mexico
IPNM	50.0	10.0	60.0	10.0	110.0	10.0	—	—
Total	50.0	10.0	60.0	10.0	110.0	10.0	—	—

The material assumptions and criteria used for the mineral resource estimates are discussed in more detail in Section 11 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report.

Summary of Mineral Reserves in Millions of Product Tons of Potash as of December 31, 2023, and 2022. Based on $360/potash product ton mine site for 2023, and $325/potash product ton mine site for 2022.
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Sylvinite
New Mexico[1]
IPNM	4.0	4.3	22.9	21.7	—	0.2	—	19.1	4.0	4.5	22.9	21.6
Utah
Moab[1]	2.3	1.8	28.3	27.2	0.3	0.6	28.9	27.8	2.6	2.4	28.4	27.3
Wendover[2]	—	—	—	—	1.7	1.7	0.5	0.5	1.7	1.7	0.5	0.5
Total	6.3	6.1	25.3	23.3	2.0	2.5	5.9	8.5	8.3	8.6	20.0	19.0

[1] - In situ grade corresponds to the amount of K2O in the contact area of the caverns
[2] - In situ grade corresponds to the amount of K2O in the brines

Summary of Mineral Reserves in Millions of Product Tons of Langbeinite as of December 31, 2023, and 2022. Based on $340/langbeinite product ton mine site for 2022.
	Proven Mineral Reserves				Probable Mineral Reserves				Total Mineral Reserves
	Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)		Amount (Mt)		In Situ Grade (%K2O)
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Langbeinite
New Mexico[1]
IPNM	—	4.6	—	8.6	—	1.2	—	9.1	—	5.8	—	8.7
Total	—	4.6	—	8.6	—	1.2	—	9.1	—	5.8	—	8.7
[1] - In situ grade corresponds to the amount of K2O in the langbeinite ore
We are not reporting any langbeinite reserves as of December 31, 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable.
As noted, we have relatively long-lived proven and probable potash reserves and consequently expect to conduct limited and focused additional exploration in the coming five years. We plan to drill core holes in areas near our Carlsbad, New Mexico, facility, in order to further define the ore body. Development of the solution mine and brine evaporation operations is expected to be enhanced by the drilling of additional wells and flooding of new solution mine caverns. Although not in our current plans, we also have opportunities to rehabilitate the shafts at the currently idled North mine and additional surface infrastructure to accelerate mining of conventional reserves.
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
Individual Property Disclosure - New Mexico
Overview
Our New Mexico operations ("IPNM") consists of our HB Solar Solution, East, West, and North Mines and are located in southeastern New Mexico in Eddy and Lea Counties in the Carlsbad Potash District ("CPD"). The location is further defined by the boundary of the Known Potash Leasing Area ("KPLA"). This BLM managed area consists of that part of the KPLA where the co-development guidelines for oil and gas and potash are in effect for federal lands under the 2012 Secretary's Order issued on December 4, 2012. The 2012 Secretary's Order revises and supersedes a previous Order issued in 1986 and corrected in 1987. The 2012 Secretary’s Order does not alter the boundaries of the area. The area also contains state lands that are managed by the State of New Mexico under the New Mexico Oil Conservation Division Order R‐111‐P ("R-111-P"). In general, the stated objective of the 2012 Secretary’s Order and R‐111‐P is to prevent waste of petroleum and mineral resources and maximize the economic recovery of oil, gas, and potash minerals in the area.

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
The IPNM properties are pledged as collateral for our revolving credit facility. During 2023, we recorded impairment charges of $41.8 million related to our IPNM material properties. After the impairment, at December 31, 2023 the net book value of our IPNM material properties was $175.2 million. Various surety bonds are currently in place for approximately $6.2 million.

IPNM has all necessary operating permits and is in production, both underground and solution mining, and through permit reporting maintains environmental compliance. Environmental studies are conducted for major project expansions and modifications to any operations. The most recent Environmental Audit was completed in 2015 for the expansion of the HB In Situ Solution Mining project to include the solution mining of the abandoned AMAX potash mine. The work referenced the initial Environment Impact Study ("EIS") for the HB In Situ Solar Solution Mining Project.
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
There are five active sections within the East Mine, the operations of which consist of miner and shuttle car loading onto a belt conveyor. Each mining section produces approximately 240,000 tons of run‐of‐mine ore each year. The long‐range production balanced with sales projections results in a long‐term annual production of 1.2 million tons of ore for 250,000 tons of Trio® annually.
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
In 2012, IPNM commenced filling the HB solar evaporation ponds. The extraction brine sourced from the mined‐out areas of the 1st ore zones of the former underground workings of portions of HB Eddy, HB South, HB North, and HB Crescent, collectively referred to as the HB Mine, contains approximately 21.7% NaCl and 7.0% KCl. The brine is collected and crystallized in 18 solar evaporation ponds. The HB flotation mill processes the harvested potash and salts from the solar evaporation ponds. Following the separation of KCl, the HB Solar Solution Mine also recovers significant quantities of NaCl.
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
Leases and Permits
We control the right to mine approximately 143,000 acres in New Mexico. Of that acreage, we lease 32,000 acres from the State of New Mexico, 106,000 acres from the federal government through the Bureau of Land Management (“BLM”), and 280 acres from private owners. We own 4,700 surface acres near the mine site, adjacent to the federal and state mining leases. Most mining operations are on properties leased from the State of New Mexico or the federal government. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the lease. The stipulations on our leases are subject to periodic readjustment by the State of New Mexico and the federal government. Federal leases are for indefinite terms subject to readjustment of the lease stipulations, including the royalty payable to the federal government, every 20 years. Royalty payments equal a percentage of product sales less freight. Most of our leases with the federal government stipulate a five percent royalty rate. However, certain federal leases contain a sliding scale royalty rate of a minimum of two percent and up to a maximum of five percent based on the grade of ore extracted under the lease. In 2023, IPNM paid royalties of $5.9 million to the federal government.
Our leases with the State of New Mexico are issued for terms of 10 years and for as long thereafter as potash is produced in commercial quantities and are subject to readjustment of the lease stipulations, including the royalty payable to the state. Royalty payments equal a percentage of product sales less freight. Our leases with the State of New Mexico stipulate a five percent royalty rate. In 2023, IPNM paid royalties of $1.8 million to the State of New Mexico.
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
Mineral Resource and Reserves Comparison to Prior Year
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our IPNM material properties as of December 31, 2023 because changes in our cost of production resulted in material changes in the mineral reserves and mineral resources estimates from the revised technical report summary prepared as of December 31, 2021 for the New Mexico properties. As of December 31, 2023, we no longer show mineral reserves for our East mine because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable. The technical report summary for the IPNM material properties as of December 31, 2023 is included with this Annual Report on Form 10-K.
Mineral Resource and Reserves
Overview
We continue ongoing exploration as a part of our operational long‐term planning. Exploration includes the drilling of core holes from the surface and underground, and the collection of channel samples, which are collected as mining advances. We provided RESPEC their dataset beginning in 2007. Since that time, we have added multiple data points by reassessing several drillholes. Our potash reserves are also identified from gamma ray geophysical logs in oil and gas wells. We estimate and quantify bed thickness and potash grade with input from 2,928 sample points. Extensive work was completed with geophysical tools in collaboration with the United States Geologic Survey ("USGS") to determine and verify potash grades from gamma logs. The dataset is from oil and gas wells, surface core holes, underground core holes, channel samples, shaft samples, and roof bolt holes. The key sample types include 7,209 drillholes and channel samples and are broken down by mining zone.
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
The cutoff for solution mining in flooded abandoned underground potash mines is a function of the grade of the brine being extracted which results in enough product tons to cover the cost of production. The cutoff grade for resources of abandoned underground sylvinite is not a parameter for use in the estimation of solution mining resources but does establish an operational minimum limit for the brine grade reserves. The solution mining resources are the pillars remaining after mining and the fringe boundary of the mine. Resources could also be unmined ore left behind to provide geotechnical support. An operational limit of the flood elevation establishes the cutoff between resource and reserve for this deposit. When mining using solution methods in proximity to other mines, or other underground mines not within the control of IPNM, the critical factor in establishing a flood elevation is to keep adjoining properties dry or to protect structures such as shafts.

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2023. Based on $450/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	289	16	45	54-64	75-85
Indicated mineral resources	164	14	24	54-64	75-85
Measured + Indicated resources	453	15	69
Inferred mineral resources	—	—	—

IPNM—Summary Mineral Resources in Millions of Tons of Sylvinite effective December 31, 2022. Based on $406/product ton mine site.
	Resources			Mechanical Mining Cutoff [2] (ft%K2O)	Processing Recovery (%)
	Sylvinite [1] (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	370	15	56	45-59	75-85
Indicated mineral resources	200	14	29	45-59	75-85
Measured + Indicated resources	570	15	85
Inferred mineral resources	—		—
[1] Sylvinite is a mixed evaporite containing NaCl and KCl.
[2] Solution mining resource cutoff for flooded old working is the mining extents boundary.
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
Mineral Resources are reported using Inverse Distance Squared estimation methods.
Mt = million tons, % = percent K2O = potassium oxide, ft = feet

IPNM—Summary of Mineral Resource in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2023. Based on $470/product ton mine site.
	Resources			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
	Langbeinite Mineralized Rock (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	72	10	7	25	68
Indicated mineral resources	60	10	6	25	68
Measured + Indicated resources	132	10	13
Inferred mineral resources	—	—	—

IPNM—Summary of Mineral Resource in Millions of Tons of Langbeinite Mineralized Rock in Place effective December 31, 2022. Based on $425/product ton mine site.
	Resources			Mechanical Mining Cutoff (ft%K2O)	Processing Recovery (%)
	Langbeinite Mineralized Rock (Mt)	Grade (%K2O)	Contained K2O (Mt)

Measured mineral resources	50	10	5	32	68
Indicated mineral resources	60	10	6	32	68
Measured + Indicated resources	110	10	11
Inferred mineral resources	—		—
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
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
Mechanically Mined Reserves
We are not reporting any langbeinite reserves as of December 31, 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable. Modeling indicates a cutoff of 64 feet-percent K2O for the high‐insoluble sylvinite resources in the 8th and 10th ore zones, which requires the capital investment of a new plant and refurbishment of shafts. A cutoff of 54 feet-percent K2O is indicated for the West Mine sylvinite resources which requires the processing plant, mine equipment, and associated infrastructure to be rehabilitated.
Solution Mined Reserves

Breakeven Cutoff for solution mined reserves is shown in the table below:

IPNM—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[2] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.3	22.9	4.0	3.0	85
Probable Mineral Reserves	—	—	—	—	—
Total Mineral Reserves	5.3	22.9	4.0

IPNM—Summary of Potash Mineral Reserves effective December 31, 2022. Based on $325/product ton mine site
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product[4] (Mt)	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	5.4	21.7	4.3	2.0	85
Probable Mineral Reserves	0.3	19.1	0.2	2.0	85
Total Mineral Reserves	5.7	21.6	4.5
1 In situ grade is the amount of K2O in the contact area of the caverns and is used to calculate the In-Place KCl.
[2] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, and a product purity factor of 103%, and a handling loss factor of 97%.

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the costs of production.
[4] Product is calculated by multiplying In-Place KCl by: dissolution factor of 96%, areal recovery of 100%, geologic factor of 94.2%, plant recovery of 85%, cavern loss factor of 98%, and a product purity factor of (1/.95).

Mineral Reserves were prepared effective December 31, 2023, and 2022, by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine
We are not reporting any langbeinite reserves as of December 31, 2023, only langbeinite resources because, in the opinion of the Qualified Person, none of the langbeinite resources are economically mineable. The table below shows the Breakeven Cutoff for mechanically mined langbeinite reserves as of December 31, 2022.

IPNM—Summary of Langbeinite Mineral Reserves effective December 31, 2022. Based on $340/product ton mine site.
	ROM Ore[1] (Mt)	In Situ Grade[2] (Diluted) (%K2O)	Product[3] (Mt)	Cutoff Grade (ft%K2O)	Processing Recovery (%)

Proven Mineral Reserves	17.3	8.6	4.6	43	68
Probable Mineral Reserves	4.2	9.1	1.2	43	68
Total Mineral Reserves	21.5	8.7	5.8
1 ROM Ore is reported based on a detailed conventional mine plan adjusted for random impurities of 10%.
2 In situ grade (diluted) is the amount of K2O in the ore body with consideration for dilution occurring during mining.
[3] Product tons are calculated by multiplying ROM Ore by: In-Situ Grade (Diluted)/22.70%, plant recovery of 68%, and a product purity factor of (1/.944). In-situ Grade (Diluted) is divided by 22.70% to convert K2O grade to pure langbeinite by mass.

Mineral Reserves were prepared effective December 31, 2023, and 2022, by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
Mt = million tons, % = percent, K2O = potassium oxide, ft = feet, ROM = Run-of-Mine
Additional information regarding the methodology and key assumptions used to calculate the IPNM mineral reserve can be found in Section 12 of the technical report summary in Exhibit 96.1 to this Annual Report.
Internal Controls
IPNM has an internal protocol that provides for well‐defined, safe practices. IPNM has standard operating procedures ("SOP's") in place for logging and sampling core from underground and surface core drilling. According to the SOP’s, the geologist uses gamma ray to initially select the sample interval prior to prepping the sample for analysis. The samples are assayed at the on‐site laboratory. The site laboratory has the capability to conduct X‐ray Diffraction ("XRD"), Total Organic Carbon, and flame photometry laboratory techniques. The mineral analysis for all core and channel samples is analyzed with the XRD. A sample of approximately 300–500 grams is collected. The sample is split down to around 100 g and run through a grinding mill to reduce the size down to approximately 100 mesh. A sample is weighed out to five grams and put into a micronizing mill that reduces the particle size to ~10 microns and pressed into a sample holder. The sample is inserted into the instrument and a diffraction pattern is retrieved. The diffraction pattern is then analyzed using the Rietveld refinement software, reporting weight percent of solid mineral in the sample. The sample preparation, security, and laboratory analytical procedures are conventional industry practice and are adequate for the reporting of resources and reserves.
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
Access to the property is predominantly via state highway 191 and state road 279, locally referred to as Potash Road. A Union Pacific/Denver and Rio Grande Western Railroad rail spur services the property. The nearest town to the Moab property is Moab, Utah (with an estimated population of about 5,300). Salt Lake City, Utah (population of 200,500) and Grand Junction, Colorado (population of 67,000), are located approximately 240 and 120 miles to the west and east, respectively, by road, and are the nearest major industrial and commercial airline terminals. Moab also has a commercial airline terminal with scheduled flights to Salt Lake City and other nearby cities depending on the season.
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
The Moab property is pledged as collateral for our revolving credit facility. We have a reclamation bond in place for approximately $7.5 million. There are no other significant encumbrances to the Moab property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2023, the net book value of our material Moab property was $79.5 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the Moab property. The Moab property holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
At our Moab facility, we lease approximately 10,100 acres from the State of Utah and approximately 200 acres from the federal government through the BLM. We own approximately 3,800 surface acres overlying and adjacent to portions of acres leased from the State of Utah. These leases generally contain stipulations that require us to commence mining operations within a specified term and to continue mining to retain the leases.
Our lease with the federal government is for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal lease is five percent. In 2023, Moab made no royalty payments to the federal government.
Our Moab leases with the State of Utah are for terms of 10 years subject to extension and possible readjustment of the lease stipulations, including the royalty payable to the State of Utah. Our Moab leases with the State of Utah are operated as a unit under a unit agreement with the State of Utah, which extends the terms of all the Moab state leases as long as operations are conducted on any portion of these state leases. Our Moab leases with the State of Utah are currently extended until 2024 or so long as potash is being produced and stipulate royalty rates of five percent. In 2023, Moab paid $2.5 million of royalties to the State of Utah.
History of Operations
Texasgulf, Inc. began conventional underground mining in 1964, but various mining problems caused management to convert to a system combining solution mining and solar evaporation in 1971. Prior to 1970, approximately 6.5 million tons of sylvinite ore were mined and from that, 1.7 million tons of potash produced. Mining was by continuous miners and made difficult by the irregular floor, gas, and high rock temperatures. The height mined was typically eight feet. The dip of the ore was such that maintaining the miners in the seam was difficult. The seam floor rolls and folds resulted in an irregular mine plan with many large areas left unmined as pillars. In some areas, secondary mining resulted in high extraction.
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
We evaluated methods to enhance the production rate and decided to develop solution mining in Bed 9. Bed 9 is located 800 to 1,000 feet below Bed 5 and is of higher KCl content. Bed 9 had not been solution mined previously, although, some test mining was completed by the prior owners in the late‐1960s. A novel method of solution mining was adopted for recovery of potash from Bed 9. Moab Salt‐27 and Moab Salt‐28 were drilled “horizontally” in 2002 in Bed 9 to connect and provide pathways for the liquor injected in Moab Salt‐27 to contact the sylvinite and differentially dissolve the sylvite before being lifted from Moab Salt‐28. Currently, Moab Salt‐29 connects Moab Salt‐27 and ‐28 and serves as an alternative to Moab Salt‐27 for injection.
Mineral Resource and Reserves Comparison to Prior Year
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our Moab material property as of December 31, 2023 because changes in our cost of production and recent capital investments resulted in material changes in the mineral reserves and mineral resources estimates from the revised technical report summary prepared as of December 31, 2021 for the Moab property. The technical report summary for the Moab material property as of December 31, 2023 is included with this Annual Report on Form 10-K.
Mineral Resource and Reserves
Overview
The ore resource model created from the exploration and sampling database in 2007 serves as the basis for this evaluation. Personal inspection of the properties has occurred over the years by the QP, with the most recent inspection done on May 17, 2021. The inspection began with a tour of the tailings lake then the solar evaporating ponds. In addition, the injection and extraction wellfields, processing plant, product packaging and shipping areas were all inspected. During the site visit, harvesting was occurring, and the plant was operating. The plant is typically idle during the peak evaporation season from June 1 to September 1.
Mineral Resource
The property was evaluated using exploration drillhole and channel sample data to form the database that serves as the basis for estimating the resources. The geologic setting was evaluated, and zone assignments reviewed. All the core holes used in this resource estimation report both bed thickness and grade values that lie within the mine lease boundary. As an exception to this, the two potash exploration wells, Wells 28 and IPI‐037, which report bed thicknesses with no assay data, are included in the resource estimate for thickness modeling.
The rationale for the measured, indicated, and inferred limits is based on industry practice in the potash industry. Measured resources are within ¼ of a mile (1,320 feet) of a hole, conveying the highest level of confidence. In addition, the indicated resources are selected to be within ¾ of a mile (3,960 feet) of a hole and the inferred resources are selected to be within 1½ miles (7,920 feet) of a hole. Indicated tons exclude measured tons, inferred tons exclude the indicated and measured tons. This convention is considered reasonable for the geologic characteristics of the Cane Creek potash deposit.
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

Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place effective December 31, 2023 Based on $450/product ton mine site
	Resources
	Sylvinite[1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Cutoff [2]	Processing Recovery (%)

Measured mineral resources	97	26	25	Minimum of 3-ft and 18.95%K2O	83
Indicated mineral resources	190	25	47	Minimum of 3-ft and 18.95%K2O	83
Measured + Indicated mineral resources	287	25	72
Inferred mineral resources	38	23	9	Minimum of 3-ft and 18.95%K2O	83
Moab—Summary of Mineral Resources in Millions of Tons of Sylvinite in Place effective December 31, 2022 Based on $406/product ton mine site
	Resources
	Sylvinite[1] (Mt)	Grade (%K2O)	Contained K2O (Mt)	Cutoff [2]	Processing Recovery (%)

Measured mineral resources	113	26	30	Minimum of 3-ft and 18.95%K2O	83
Indicated mineral resources	190	25	47	Minimum of 3-ft and 18.95%K2O	83
Measured + Indicated mineral resources	303	25	77
Inferred mineral resources	38	23	9	Minimum of 3-ft and 18.95%K2O	83
[1] Sylvinite is a mixed evaporite containing NaCl and KCl. Pure KCl equates to 63.17% K2O by mass.
[2] Solution mining resource cutoff for flooded old workings is the mining extents boundary.
Mineral Resources were prepared by RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
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
The mine plan for Bed 9 includes the three existing operating caverns and three additional planned caverns. Estimate of the reserves within the current and future well system area uses grade and thickness drillhole data and production to date. No estimate was made of the ore tons, average thickness, and average grade for the previously solution‐mined areas from Bed 9, only the equivalent tons of K2O and KCl were estimated. To date, about 1,110,000 tons of KCl have been mined from Bed 9. The modifying factors required to convert the in‐place tons into reserve tons are the same as those listed for Bed 5 with the exception of the dissolution factor. The Bed 9 dissolution factor was estimated using a concentration of 7.42% KCl by weight.

Moab—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[2]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	3.1	28.3	2.3	2.5	83.0
Probable Mineral Reserves	0.4	28.9	0.3	2.5	83.0
Total Mineral Reserves	3.5	28.4	2.6

Moab—Summary of Potash Mineral Reserves effective December 31, 2022. Based on $325/product ton mine site.
	In-Place KCl (Mt)	In Situ Grade[1] (%K2O)	Product (Mt)[4]	Brine Cutoff Grade[3] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves	2.5	27.2	1.8	1.9	83.0
Probable Mineral Reserves	0.8	27.8	0.6	1.9	83.0
Total Mineral Reserves	3.3	27.3	2.4
1 In situ grade is the amount of K2O in the remaining pillars of old works and is used to calculate In-Place KCL.
[2] Product tons are calculated by multiplying the In-Place KCl by: dissolution factor of 89%, areal recovery of 100%, geologic factor of 94%, plant recovery of 86%, handling loss factor of 97.5%, and product purity of 104% (1/0.96).

[3] Brine cutoff grade is the amount of K2O in the extracted brine necessary to cover the cash costs of production.
[4] Product tons are calculated by multiplying the In-Place KCl by: dissolution factor of 89%, areal recovery of 94%, geologic factor of 94%, plant recovery of 83%, and product purity of 1/95%.
Mineral Reserves were prepared by RESPEC., a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources.
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
The Wendover potash operation is located in the westernmost part of Tooele County, Utah. The plant facilities and offices are located approximately three miles east of Wendover, Utah, on old US Highway 40. The site is approximately three miles east of the Nevada border and is primarily located south of Interstate 80, although portions of the site are located north of Interstate 80. The area of the Wendover mine operation is shown below. The facility, collection ditches, and evaporation systems cover approximately 91,600 acres (approximately 141 square miles). The majority of the ditch collection system is located to the south and east of the processing facilities.

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
The Wendover property is pledged as collateral for our revolving credit facility. The only other significant encumbrance is a reclamation bond of $8.9 million to cover the cost of site reclamation. There are no other significant encumbrances to the property, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines. As of December 31, 2023, the net book value of our material Wendover property was $42.2 million. There are no significant factors and risks that may affect access, title, or the right or ability to perform work on the property. Wendover holds numerous environmental and other permits and governmental approvals authorizing the operations at the facility.
Leases and Permits
We own approximately 57,500 acres of the Wendover site. The BLM and the State of Utah own approximately 34,000 acres of the Wendover site, which we lease (excluding lands used for highway and utility purposes).
We hold leases from the federal government that include 25,900 acres adjoining the Wendover property to the east. Our Wendover federal leases have an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the federal government. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in the federal leases is three percent. In 2023, Wendover made $0.3 million in royalty payments to the federal government.
The State of Utah owns several state land trust sections within the Wendover property site boundaries. We lease approximately 8,100 acres of property from the State of Utah under special use and mineral leases. The Wendover state leases are interspersed among our property and the Wendover federal leases. The Wendover state leases are for an indefinite term subject to readjustment of the lease stipulations, including the royalty payable to the State of Utah. Royalty payments equal a percentage of product sales less freight. The current royalty rate stipulated in our Wendover state leases is four percent. In 2023, Wendover made $0.1 million in royalty payments to the State of Utah.
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
Mineral Resource and Reserves Comparison to Prior Year
We engaged RESPEC, a qualified firm and independent of Intrepid, to prepare a technical report summary for our Wendover material property as of December 31, 2023 because changes in our cost of production resulted in material changes in the mineral reserves and mineral resources estimates from the revised technical report summary prepared as of December 31, 2021 for the Wendover property. The technical report summary for the Wendover material property as of December 31, 2023 is included with this Annual Report on Form 10-K.
Mineral Resource and Reserves
Overview
The ore resource model used to determine resources and reserves was created from a database of brine sampling data in 2007 and includes brine samples from the active mining horizon. The QP's most recent inspection was on May 19, 2021 and included the potash plant, evaporation ponds, wellheads, and ditches.
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
Mineral Resource
Estimates for potash resources were based on KCl brine concentration, porosity, and aquifer thickness from historical reports and brine monitoring data. Cutoff grade assumptions are based on historic cost data sourced from operations. Product sales prices used in the cutoff grade analyses are based on historical sales and marketing results and forward-looking pricing provided by Intrepid marketing and compared to third party sources.
Resource estimates for shallow-brine aquifer were based on the difference between historic well data collected between 1965 and 1967 and current monitoring data with consideration of the cutoff grade. There has been no change in trend of KCl grade to the primary pond or in potash production with brine grade held steady at approximately 0.97% for 60 years without declining.
Resource estimates for the deep-brine aquifer were based on current deep-well draw-down, pumping rates, and historical brine concentration variations. This resource is classified as an indicated resource due to the hydrological uncertainty of the aquifer and is expected to support production for at least 25 years.

Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2023. Based on $450/product ton mine site.
	Resources				Processing Recovery (%)
	K2O Brine [1] (Mt)	Grade (%K2O)	Contained K2O2 (Mt)	Cutoff [3] (%K2O)

Measured mineral resources	—	—	—
Indicated mineral resources	175	0.5	0.9	0.23	85
Measured + Indicated mineral resources	175	0.5	0.9	0.23
Inferred mineral resources	1,358	0.5	6.8	0.23	85
Wendover—Summary of Mineral Resources in Millions of Tons of Sylvinite as of December 31, 2022. Based on $406/product ton mine site.
	Resources				Processing Recovery (%)
	K2O Brine [1] (Mt)	Grade (%K2O)	Contained K2O2 (Mt)	Cutoff [3] (%K2O)

Measured mineral resources	—	—
Indicated mineral resources	250	0.5	1.2	0.19	85
Measured + Indicated mineral resources	250	0.5	1.2	0.19
Inferred mineral resources	1,360	0.5	6.8	0.19	85
1 K2O Brine is the recovered KCl bearing brine in solution at average concentrations by weight.
[2] Contained K2O is calculated by multiplying K2O Brine by the Grade.
[3] Solution mining resource cutoff is the grade at which production covers operating costs.
Mineral Resources were prepared RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Resources are reported exclusive of Mineral Reserves.
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

Wendover—Summary of Potash Mineral Reserves effective December 31, 2023. Based on $360/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	832	0.5	1.7	0.3	85
Total Mineral Reserves	832	0.5	1.7	0.3

Wendover—Summary of Potash Mineral Reserves effective December 31, 2022. Based on $325/product ton mine site.
	Brine [1] (Mt)	In Situ Grade [2] (%K2O)	Product [3] (Mt)	Cutoff [4] (%K2O)	Processing Recovery (%)

Proven Mineral Reserves
Probable Mineral Reserves	820	0.5	1.7	0.3	85
Total Mineral Reserves	820	0.5	1.7	0.3
[1] Brine advanced through the pond system.
2 In-situ grade is the amount of K2O contained in the brine.
[3] Potash Product tons are calculated by multiplying Brine by: the In-Situ Grade divided by 63.17% K2O/KCl conversion factor, an overall pond recovery factor of 30%, processing recovery of 85%, a handling loss factor of 97%, and a product purity factor of 105%.

[4] Solution mining reserve cutoff is the grade at which production covers operating costs.
Mineral Reserves were prepared RESPEC, a qualified firm for the estimate and independent of Intrepid.
Mineral Reserves are reported exclusive of Mineral Resources, on a 100% basis
Mineral Reserves are reported using Inverse Distance Squared (ID2) estimation methods.
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

Production
Our facilities have a current estimated annual productive capacity of approximately 365,000 tons of potash, and approximately 400,000 tons of langbeinite, based on current designs. Our annual production rates are less than our estimated productive capacity. Actual production is affected by operating rates, the grade of ore mined, recoveries, mining rates, evaporation rates, product pricing, and the amount of development work that we perform. Therefore, as with other producers in our industry, our production results tend to be lower than reported productive capacity.
Our production capabilities and capital improvements at our facilities are described in more detail below, along with our historical production of our primary products and byproducts for the years ended December 31, 2023, 2022, and 2021.

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
•The Moab mine has a current estimated productive capacity of approximately 110,000 tons of potash annually.
•Potash at Wendover facility is produced primarily from brine containing salt, potash, and magnesium chloride that is collected in ditches from the shallow aquifers of the West Desert. These materials are also collected from a deeper aquifer by means of deep-brine wells.
•The Wendover facility has a current estimated productive capacity of approximately 75,000 tons of potash annually.
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

Our Production of Potash and Trio®
    One product ton of potash contains approximately 0.60 tons of K2O when produced at our Moab and Wendover facilities and approximately 0.60 or 0.62 tons of K2O when produced at our HB facility. One product ton of langbeinite produced at our East facility contains approximately 0.22 tons of K2O. The following table summarizes production of our primary products at each of our facilities for each of the years ended December 31, 2023, 2022, and 2021:

(tons in thousands)	Year Ended December 31,
	2023			2022			2021
	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product	Ore Production	Mill Feed Grade[1]	Finished Product
Potash
HB	717	11.3%	90	672	13.7%	114	746	13.6%	117
Moab	429	17.2%	95	504	16.9%	105	648	15.0%	118
Wendover	247	12.5%	39	296	13.6%	51	338	13.3%	52
	1,393		224	1,472		270	1,732		287
Langbeinite
East	1,285	7.3%	216	1,348	7.8%	226	1,057	8.6%	228
Total Primary Products			440			496			515

1 Mill feed grade shown is as percent of K2O. Mill feed grade is a measurement of the amount of mineral contained in an ore as a percentage of the total weight of the ore. For potash it is often represented as a percent of potassium oxide (K2O) or percent potassium chloride (KCl).

Water and Byproduct Production
We have permitted, licensed, declared and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas operations and developments in the Permian Basin near our Carlsbad facilities. During the extraction of potash and Trio®, we recover marketable salt, magnesium chloride, water, and brine containing salt and potassium from our mining processes. Our salt is used in a variety of markets including animal feed, industrial applications, pool salt, and the treatment of roads and walkways for ice melting or to manage road conditions. Magnesium chloride is typically used as a road treatment agent for both deicing and dedusting. Our brines are used primarily by the oil and gas industry to support well development and completion activities.

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

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol "IPI". As of February 29, 2024, we had 77 record holders of our common stock based upon information provided by our transfer agent.
Performance Graph—Comparison of Cumulative Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return on the S&P 500 Index, the Dow Jones U.S. Basic Materials Index, and a peer group for the period beginning on December 31, 2018, through December 31, 2023, assuming an initial investment of $100 and the reinvestment of dividends. The peer group consisted of The Mosaic Company, Compass Minerals International, Inc., and Nutrien Ltd.

	IPI	Peer Group	S&P 500	Dow Jones U.S. Basic Materials
December 31, 2018	$100.00	$100.00	$100.00	$100.00
December 31, 2019	$104.23	$97.93	$131.47	$119.76
December 31, 2020	$92.88	$103.82	$155.65	$141.70
December 31, 2021	$164.35	$166.39	$200.29	$181.07
December 31, 2022	$111.04	$170.01	$163.98	$167.35
December 31, 2023	$91.88	$136.87	$207.04	$185.77

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
U.S. Dollars
2018
2019
2020
2021
2022
2023
IPI
Peer Group
Dow Jones Basic Materials
S&P 500

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
Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[2]
October 1, 2023, through October 31, 2023	—	$—	—	$12,987,860
November 1, 2023, through November 30, 2023	—	$—	—	$12,987,860
December 1, 2023, through December 31, 2023	7,472	$23.33	—	$12,987,860
Total	7,472	$23.33	—	$12,987,860

1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the dollar value of remaining availability under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. During 2023, we did not purchase any shares under the share repurchase program.

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
A discussion of the changes in our results of operations between the years ended December 31, 2022 and December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023, which is available free of charge on the SEC's website at www.sec.gov and our corporate website (www.intrepidpotash.com).
Overview
    We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfur, in a single particle. We also provide water, magnesium chloride, brine and various oilfield products and services.
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico. We sell a portion of water from these water rights to support oil and gas operations and development in the Permian Basin. We continually work to expand our sales of water.
In May 2019, we acquired certain land, water rights, federal and state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land to other companies, where such sales provide a solution to a company's need.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sale of byproducts as revenue in the potash or Trio® segment based on which segment generated the byproduct. For each of the years ended December 31, 2023, 2022, and 2021, a majority of our byproduct sales were accounted for in the potash segment.

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
•Potash pricing and demand. In 2023, potash remained a significant driver of our profitability, comprising 47% of our total sales. Our average net realized sales price for potash decreased in 2023 to $466 per ton compared to $713 per ton for 2022. Agricultural pricing peaked at $800 per ton in April 2022 as a result of sanctions on Belarusian potash and concerns about global potash supply due to Russia's invasion of Ukraine. Prices started to decrease in the fall of 2022 as global potash production rates improved. Agricultural potash pricing was $480 per ton at the beginning of 2023 and decreased from there. Despite the declining potash price, demand remained strong throughout 2023 with two good application seasons in the spring and fall supported by above average commodity prices. In January 2024, a winter-fill agricultural potash program was announced decreasing the list price to $385 per ton in January 2024 during a ten-day order window, before the list price increased by $30 per ton. We saw a good response to the program and expect distributors will continue to layer in tons as the 2024 spring season continues, with most distributors targeting minimal carryover inventory to end the spring. We expect to realize the increased price after the order window on certain spot sales in the first quarter of 2024. Our price expectations could be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases and the price and availability of other potassium products. As a smaller producer relative to the overall market, domestic pricing of our potash is influenced principally by the price established by our competitors. The interaction of global potash supply and demand, ocean, land, and barge freight rates, currency fluctuations, and crop commodity values and outlook, also influence pricing.
•Trio® pricing and demand. Our average net realized sales price for Trio® decreased to $321 per ton in 2023, compared to $479 per ton in 2022, as Trio® price generally followed price decreases in potash. After the January 2024 price announcement for potash, we maintained our posted Trio® price of $330 per ton for premium Trio®, $320 per ton for granular and $290 per ton for standard Trio®, which is approximately $75 per ton below the price levels in January 2023. We've seen good subscription for the 2024 spring season and similar to past years we expect distributors to target minimal carryover inventory into summer. Our ability to realize the increased prices may be affected by, among other things, weather, planting decisions, rail car availability, commodity price decreases, and the price and availability of other potassium products.
Overall average net realized sales price per ton for Trio® will continue to be impacted by the percentage of international sales, particularly to offshore markets. Competition from lower cost alternatives and freight costs continue to negatively impact our average net realized sales price per ton to offshore markets. We plan to continue a price-over-volume strategy internationally by focusing on those international markets where we obtain the highest average net realized sales price per ton and thus the highest margin.
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
•Water sales. Water sales decreased in 2023 to $15.2 million, compared to $22.4 million in 2022. The decrease is attributable to fewer fracs on our South Ranch and more fresh water used at our HB facility to improve injection rates while we complete the second phase of our new HB injection pipeline. In addition to fewer fracs on our South Ranch in 2023, we purchased less water for resale resulting in fewer sales but also a corresponding decrease in costs. In 2023, we purchased $1.4 million of water for resale compared to $6.4 million in 2022. We continue to see certain operators switch to using exclusively recycled water or a combination of fresh water and recycled water when completing wells. We believe this change is due to the growing focus on water conservation efforts, environmentally responsible operations and the large amounts of produced water that is present in certain basins and formations, such as the Delaware Basin in southeast New Mexico. By recycling and reusing produced water, operators are able to reduce freshwater purchases and decrease the cost of transporting and disposing of produced water into disposal wells.
An update to legal proceedings concerning our water rights is contained in Note 14 to our audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
•Byproduct sales. Byproduct sales increased to $30.6 million in 2023 compared to $26.7 million in 2022, driven primarily by a $1.7 million increase in magnesium chloride sales at our Wendover facility due to increased pricing. Byproduct brine sales into oil and gas markets in southeast New Mexico increased $0.9 million during 2023 as we successfully implemented multiple per-barrel price increases in 2023 while continuing to grow sales volumes. Byproduct water and salt sales both increased $0.7 million compared to the prior year.
•Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:
◦We successfully commissioned the Eddy Shaft Brine Extraction Project in October 2023 at our HB Solar Solution Mine. This project targets a significant, high-grade brine pool in the Eddy Cavern that is estimated to contain approximately 270 million gallons of brine at an expected grade of over 9% potassium chloride (“KCl”). Access to this brine pool immediately increases the brine available to our pond system and we expect to see incremental production contributions starting in the second half of 2024.
◦We continue to work through the permitting and contracting processes for the replacement extraction well at our HB Solar Solution Mine and expect the well will be commissioned in the second quarter of 2024. This new extraction well is designed to have a long-term operational life and will initially target approximately

330 million gallons of high-grade brine from the Eddy Cavern at HB, with this additional brine being at lower depths than the Eddy Shaft project can access.
◦Phase Two of the HB Injection Pipeline Project is the installation of an in-line pigging system to clean the pipeline and remove scaling to help ensure more consistent flow rates. We continue to work through the permitting requirements with commissioning expected in the first half of 2024, assuming we have no further delays in permitting. Upon Phase 2 commissioning, we expect our brine injection rates to be the highest in company history, which is key for maximizing brine availability and residence time.
◦We started construction on a new primary pond in Wendover to increase the brine evaporative area, which will result in two primary ponds when complete. Similar to our caverns at Moab and HB, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing our brine grade, and improving our production. We expect this project to be commissioned in the third quarter of 2024.
•Diversification of products and services. Our revenue from brine and other oilfield products and services recorded in our oilfield solutions segment increased by $0.6 million in 2023, compared to 2022, mainly driven by an increase in brine sales at Intrepid South. Brine sales from our HB facility are recorded as byproduct revenue in our potash segment. Our total brine sales and byproduct brine sales were $8.3 million during 2023, compared to $6.1 million during 2022.
We continue to progress on a sand mine opportunity at Intrepid South and have received all necessary permits to begin construction and full operation. We are currently evaluating the market and our options, including the potential to add a strategic partner.

Consolidated Results

(in thousands)	Year Ended December 31,
	2023	2022
Sales[1]	$279,083	$337,568

Cost of Goods Sold	$187,278	$152,276

Gross Margin	$36,846	$141,408

(Loss) Income Before Income Taxes	(44,062)	96,509
Income Tax Benefit (Expense)	8,389	(24,289)
Net (Loss) Income	$(35,673)	$72,220

Average Net Realized Sales Price per Ton[2]
Potash	$466	$713
Trio®	$321	$479

1Sales include sales of byproducts which were $30.6 million and $26.7 million for the years ended December 31, 2023 and 2022, respectively.
2Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Years Ended December 31, 2023, and 2022
    Sales
Our total sales decreased $58.5 million, or 17% in 2023, compared to 2022, as potash segment sales decreased $35.5 million, Trio® segment sales decreased $15.6 million, and our oilfield solutions segment sales decreased $7.4 million.
Our total potash segment sales decreased $35.5 million during 2023, compared to 2022, driven by a decrease of $37.4 million in potash sales. Our potash sales decreased as our potash average net realized sales price per ton decreased 35%, partially offset by a 16% increase in tons of potash sold. Generally strong crop prices supported good potash demand during 2023. Potash prices peaked during the second quarter of 2022 and have steadily declined in each succeeding quarter as global production rates and product availability improved. The decrease in potash sales during 2023 was partially offset by an increase of $1.9 million in potash segment byproduct sales. The increase in potash segment byproduct sales was due to increased byproduct magnesium chloride sales and increased byproduct brine sales. Our byproduct magnesium chloride sales increased as we realized higher prices during 2023, compared to 2022. Our byproduct brine sales increased due to continuing strong oil and gas activities near our facilities in New Mexico during 2023.
Our total Trio® segment sales decreased by $15.6 million during 2023, compared to 2022, driven by a decrease of $17.6 million in Trio® sales. Our Trio® average net realized sales price per ton decreased 33% during 2023, partially offset by a 16% increase in tons of Trio® sold. Similar to potash, Trio® prices have declined in each succeeding quarter after peaking during the second quarter of 2022. Generally strong crop prices and lower Trio® prices drove good demand for Trio®. The decrease in Trio® sales was partially offset by an increase of $2.0 million in Trio® segment byproduct sales during 2023, as our Trio® byproduct water sales increased as a larger portion of our total water sales was byproduct water used in our Trio® production process.
Our oilfield solutions segment sales decreased by $7.4 million in 2023, compared to 2022, mainly driven by a decrease of $7.9 million in water sales during 2023. Water sales decreased as we purchased $5.0 million less in third-party water for resale in 2023, compared to 2022, and we used more water at our HB facility to improve injection rates while we complete the second phase of our new HB injection pipeline.
    Cost of Goods Sold

Our total cost of goods sold increased $35.0 million, or 23%, in 2023, compared to 2022. Our potash segment cost of goods increased $20.9 million, or 27%, and our Trio® segment cost of goods sold increased $19.7 million, or 36%, partially offset by a decrease of $5.6 million, or 27%, in our oilfield solutions segment cost of goods sold.
Our potash segment cost of goods sold mainly increased due to selling 16% more tons of potash in 2023, compared to 2022. In addition to selling more tons of potash in 2023, our weighted average carrying cost per ton increased as production labor costs, including contract labor and benefits, increased in 2023. We also produced fewer tons of potash during 2023 compared to 2022 and, because most of our production costs are fixed, a decrease in tons produced causes our weighted average price per ton to increase.
Our Trio® segment cost of goods sold increased in 2023 compared to 2022 as we sold 16% more tons of Trio® in 2023, and our weighted average carrying costs increased as we incurred more production labor expenses and produced fewer tons compared to the prior year.
Our oilfield solutions segment cost of goods sold decreased in 2023, as we purchased $5.0 million less in third-party water for resale in 2023, compared to 2022.
Lower of Cost or Net Realizable Value Inventory Adjustments
During 2023, we recorded lower of cost or net realizable value inventory adjustments of $6.5 million as our weighted average carrying costs for certain potash and Trio® products exceeded our expected selling price for those products. As discussed above, our average net realized sales price per ton for potash and Trio® declined during 2023, and our weighted average carrying costs for potash and Trio® increased during 2023. We did not record any lower of cost or net realizable value inventory adjustments during 2022.
Gross Margin
Our gross margin percentage decreased to 13% in 2023, compared to 42% in 2022. The decrease was driven primarily by a decrease in sales revenue due to decreases in our average net realized sales price per ton for both potash and Trio®, increases in both potash and Trio® cost of goods sold, and recording lower of cost or net realizable value inventory adjustments during 2023.
Selling and Administrative Expense
    In 2023, selling and administrative expenses increased $0.6 million or 2% from 2023. The increase in 2023 was due mainly to increases in labor and benefits expense as a result of salary increases given to employees in April 2023.
Impairment of Long-Lived Assets
During the year ended December 31, 2023, we recorded total impairment charges of $43.3 million. During the year ended December 31, 2022, we recorded no impairment charges.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value, and we recorded an impairment charge of $31.9 million.
Our long-lived assets at our West facility have been in care and maintenance since July 2016. Given the length of time since the assets were placed in care and maintenance, we engaged a third-party valuation firm to determine if the fair value of the West assets supports the carrying value of those assets. The fair value of the West assets was determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of the West assets exceeded the fair value of those assets, and we recorded an impairment charge of $9.9 million during the fourth quarter of 2023.
Finally, during 2023, we recorded impairment charges of $1.5 million related to certain assets in our Oilfield Solutions Segment, specifically certain water recycling equipment and an investment in a non-operating interest in an oil and gas investment.
    Loss on Sale or Disposal of Assets
During 2023, we recorded a $0.8 million loss on the sale or disposal of assets in the normal course of business, compared to a loss of $7.5 million during 2022. During the fourth quarter of 2022, we worked on drilling a new extraction well for our HB solar solution mine. During the drilling process, the planned well failed and we expensed approximately $6.2 million of costs related to the project. In addition, we also incurred approximately $1.2 million in losses related to the disposal of various other assets in the normal course of business.
Other Operating Expense
    In 2023, we recognized other operating expense of $2.2 million compared to $4.7 million in 2022. During 2023, we recorded an additional $1.0 million for fines and penalties related to a trespass on federal surface minerals at Intrepid South. We settled this trespass issue with the BLM during 2023, and the matter is now closed. We also recorded $0.5 million of additions in our allowance for obsolete inventory, $0.5 million in care and maintenance expenses and we accrued $0.4 million related to a potential violation of one of our environmental permits.
During 2022, we recorded $1.8 million of additions in our allowance for obsolete inventory, accrued $1.7 million for fines and penalties related to a trespass on federal surface minerals at Intrepid South, $1.6 million related to potential underpayment of royalties found during an ongoing royalty audit by the Department of the Interior's Office of Natural Resources Revenue ("ONRR") and care and maintenance expenses of $0.6 million.
    Income Tax
During 2023 we recorded income tax benefit of $8.4 million compared to an income tax expense of $24.3 million in 2022. During 2023, we recorded a $1.1 million valuation allowance against certain state net operating loss carryforwards due to a change in the forecast of the amount of the loss carryforwards that may be used before expiration.
Net Income
Our 2023 net income decreased $107.9 million to a net loss of $35.7 million. The decrease was primarily due to the decreased gross margins in our potash and Trio® segments and the impairment expense recorded in 2023.

Potash Segment Results

	Year Ended December 31,
(in thousands)	2023	2022
Sales[1]	$155,920	$191,378
Less: Freight costs	14,753	14,780
Warehousing and handling costs	5,957	5,305
Cost of goods sold	97,452	76,524
Lower of cost or NRV inventory adjustments	2,709	—
Gross Margin	$35,049	$94,769
Depreciation, Depletion, and Amortization Incurred[2]	$28,378	$26,572
Potash Sales Volumes (tons in thousands)	258	222
Potash Production Volumes (tons in thousands)	224	270
Average Potash Net Realized Sales Price per Ton[3]	$466	$713
1Potash segment sales include byproduct sales which were $24.7 million and $22.8 million for the years ended December 31, 2023, and 2022, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Potash Segment Results for the Years Ended December 31, 2023, and 2022
    Our total potash segment sales in 2023 decreased $35.5 million, or 19%, compared to 2022, as potash sales recorded in the potash segment decreased 22%, partially offset by an 8% increase in potash segment byproduct sales.
Potash sales recorded in the potash segment decreased $37.4 million, or 22%, in 2023 compared to 2022, as our potash average net realized sales price per ton decreased 35%, partially offset by a 16% increase in potash tons sold. Potash prices peaked during the second quarter of 2022 and steadily declined in each succeeding quarter as global production rates and product availability improved. Our potash tons sold increased in 2023, as supporting farm commodity prices and lower potash prices continued to drive solid demand.
Potash segment byproduct sales increased $1.9 million, or 8%, in 2023 compared to 2022, due to a $1.7 million increase in byproduct magnesium chloride sales, a $0.9 million increase in byproduct brine sales, a $0.7 million increase in potash byproduct salt sales, partially offset by a decrease of $1.3 million in potash byproduct water sales. Our byproduct magnesium chloride sales increased as we realized higher prices during 2023, compared to 2022. Our byproduct brine sales increased due to continuing strong oil and gas activities near our facilities in New Mexico during 2023. Our byproduct salt sales increased due to strong demand from feed and industrial salt customers and higher realized pricing during 2023. Our potash byproduct water sales decreased as we had less byproduct water to sell because we used more water at our HB facility to improve injection rates as we work to complete the second phase of our new HB injection pipeline.
Potash cost of goods sold increased $20.9 million, or 27%, in 2023, compared to 2022, mainly due to a 16% increase in potash tons sold. In addition, our weighted average carrying cost per ton increased mainly due to a 15%, or $3.8 million increase in production labor, contract labor, and benefits expenses in 2023. Our total tons of potash produced decreased 17% in 2023, compared to 2022, which also increased our per ton production costs. Because most of our production costs are fixed, decreases in tons produced result in higher per ton costs.
Potash segment freight expenses were virtually unchanged in 2023, compared to 2022, even though we sold 16% more tons of potash. Increases in potash freight expense from selling more tons of potash in 2023 were offset by a decrease in freight expense associated with our potash byproduct salt sales. Our freight expense is impacted by the rates charged by carriers, geographic distribution of our products and by the proportion of customers arranging for and paying their own freight costs.
We produced 17% fewer tons of potash during 2023 compared to 2022, due to reduced brine grades at our HB and Wendover facilities.
During 2023, we recorded $2.7 million in lower of cost or net realizable value inventory adjustments as our weighted average carry cost per ton exceeded our expected net realizable value per potash ton. As discussed above, our potash average net realized sales price per ton decreased during 2023 while our weighted average carrying cost per ton increased in 2023. We did not record any lower of cost or net realizable value inventory adjustments during 2022.
Our potash segment gross margin decreased $59.7 million in 2023, compared to 2022, due to the $35.5 million decrease in potash segment sales, increased cost of goods sold expense, and recording lower of cost or net realizable value inventory adjustments, as discussed above.
Our long-lived assets at our West facility have been in care and maintenance since July 2016. Given the length of time since the assets were placed in care and maintenance, we engaged a third-party valuation firm to determine if the fair value of the West assets supports the carrying value of those assets. The fair value of the West assets was determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of the West assets exceeded the fair value of those assets, and we recorded an impairment charge of $9.9 million during the fourth quarter of 2023.
Potash Segment - Additional Information
The table below shows our potash sales mix for 2023, and 2022.

	Year Ended December 31,
	2023	2022
Agricultural	74%	69%
Industrial	3%	8%
Feed	23%	23%

Trio® Segment Results

	Year Ended December 31,
(in thousands)	2023	2022
Sales[1]	$102,182	$117,826
Less: Freight costs	23,211	19,661
Warehousing and handling costs	4,875	4,442
Cost of goods sold	74,308	54,600
Lower of cost or NRV inventory adjustments	3,783	—
Gross (Deficit) Margin	$(3,995)	$39,123
Depreciation, Depletion, and Amortization incurred[2]	$6,288	$4,370
Sales Volumes (tons in thousands)	228	197
Production Volumes (tons in thousands)	216	226
Average Net Realized Sales Price per Ton[3]	$321	$479
1Trio® segment sales include byproduct sales which were $5.8 million and $3.9 million for the years ended December 31, 2023, and 2022, respectively.
2Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP measure. More information about this non-GAAP measure is below under the heading "Non-GAAP Financial Measure."
Trio® Segment Results for the Years Ended December 31, 2023, and 2022
    Our total Trio® segment sales decreased $15.6 million, or 13%, in 2023, as compared to 2022, as Trio® sales decreased $17.6 million, or 15%, partially offset by a $2.0 million increase, or 51%, in Trio® segment byproduct sales.
Our 2023 Trio® sales decreased $17.6 million, or 15%, in 2023, as compared to 2022, as our average net realized sales price per ton decreased 33%, partially offset by a 16% increase in Trio® tons sold. Similar to potash, Trio® prices peaked during the second quarter of 2022, and steadily declined in each succeeding quarter as global production rates and product availability of potassium fertilizers improved. Our increase in tons sold in 2023 benefited from the reduced sales volumes we experienced in the second half of 2022, as customers delayed purchases in anticipation of lower price levels combined with overall strong commodity prices throughout 2023. Our Trio® byproduct sales increased $2.0 million in 2023 due to an increase in byproduct water sales.
Trio® freight costs increased 18% in 2023, compared to 2022, mainly related to a 16% increase in Trio® tons sold. Our freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs. Generally, our Trio® freight expense is higher than our potash freight expense because we sell potash to regional customers located closer to our production facilities.
Our Trio® segment cost of goods sold increased 36% in 2023, compared to 2022, driven by a 16% increase in Trio® tons sold combined with an increase in our per-ton production costs. We also began 2023 with a higher average cost per ton of inventory compared to 2022. Our Trio® production costs increased in 2023, compared to the prior year, due to a 6%, or $1.8 million, increase in labor and benefits, a 12%, or $1.8 million, increase in operating and maintenance supplies, a 49%, or $1.8 million increase in depreciation due to increased capital investments, and a 61%, or $1.0 million increase in property taxes and insurance, partially offset by a 22%, or $1.0 million decrease in royalty expense due to decreased sales revenue.
We recorded $3.8 million in lower of cost or net realizable value inventory adjustments in 2023, due to increased carrying costs of our Trio® inventory and lower realized prices compared to 2022.
Our Trio® segment gross margin decreased $43.1 million in 2023, compared 2022, due to the factors discussed above.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value of those assets, and we recorded an impairment charge of $31.9 million.

Trio® Segment - Additional Information
    The table below shows the percentage of total Trio® sales that were sold internationally in the past three years.

	United States	Export
For the year ended December 31, 2023	86%	14%
For the year ended December 31, 2022	82%	18%
For the year ended December 31, 2021	92%	8%
Oilfield Solutions Segment Results

	Year Ended December 31,
(in thousands)	2023	2022
Sales	$21,310	$28,668
Less: Cost of goods sold	15,518	21,152
Gross Margin	$5,792	$7,516
Depreciation, Depletion, and Amortization incurred	$3,849	$3,298

Oilfield Solutions Segment Results for the Years Ended December 31, 2023, and 2022
    Our oilfield solutions segment sales decreased 26% in 2023, compared to 2022. Water sales decreased $7.9 million in 2023 to $9.6 million, and revenue from right-of-way agreements, surface damages and easements decreased $0.7 million. Brine sales increased $1.4 million, and produced water disposal royalties increased $0.1 million during 2023, compared to 2022.
Water sales decreased as we purchased $5.0 million less in third-party water for resale in 2023, compared to 2022 and we used more water at our HB facility to improve injection rates while we complete the second phase of our new HB injection pipeline. Brine sales increased $1.4 million as we sold increased volumes of brine at a higher per-barrel price in 2023, compared to 2022. Oilfield solutions sales are highly correlated to oil and gas activities near our facilities in New Mexico and oil prices continued to support oil and gas exploration activities in the Permian Basin near our Intrepid South property in southeast New Mexico during 2023.
Cost of goods sold decreased 27% in 2023, compared to 2022, primarily due to a $5.0 million decrease in third-party water purchased for resale. We incurred $0.6 million in increased labor and benefits expenses and a $0.6 million increase in depreciation related to new infrastructure placed in service in 2023, compared to 2022. These increased costs were partially offset by a $0.5 million decrease in royalty expense in 2023, compared to 2022, due to reduced water sales.
Gross margin decreased $1.7 million, or 23%, in 2023 compared to 2022, due to the factors described above.
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
    The volume of product we sell is determined by demand for our products and by our production capabilities. We operate our potash and Trio® facilities at production levels that approximate expected demand and consider current inventory levels and expect to continue to do so for the foreseeable future.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 4.9%, 4.8%, and 4.7% in 2023, 2022, and 2021, respectively.
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
Income Taxes
We are a subchapter C corporation and are therefore, subject to U.S. federal and state income taxes on our taxable income. We recognize deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted tax rates in effect when the related taxes are expected to be settled or realized. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining how much of a valuation allowance to recognize we consider our projections of future taxable income. All available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We have concluded a valuation allowance of $3.2 million was required as of December 31, 2023, and $2.0 million as of December 31, 2022.
The amount of valuation allowance increased in 2023 as compared to 2022, due to a change in the forecast of the amount of state net operating losses that may be used before expiration. Our effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 19.0%, 25.2%, and (509.9)%, respectively. Our effective income tax rates are impacted primarily by changes in the underlying tax rates in jurisdictions in which we are subject to income tax, the need for a valuation allowance or release, and permanent differences between book and tax income for the period, including the benefit associated with the estimated effect of the percentage depletion deduction and the expense for the estimated effect of the disallowed deduction for officers' compensation.
The effective tax rate for the year ended December 31, 2023, differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance. The effective tax rate for the years ended December 31, 2022, and 2021, differs from the U.S. federal statutory rate due to state income taxes, and the change in valuation allowance, respectively.

During the year ended December 31, 2023, we recognized $8.5 million of deferred federal tax benefit, $0.1 million of deferred state tax expense, and $0.1 million of current state income tax expense. During the year ended December 31, 2022, we recognized $19.4 million of deferred federal tax expense, $3.9 million of deferred state tax expense and $1.0 million of current state income tax expense. For the year ended December 31, 2021, we recognized $157.3 million deferred federal tax benefit, $51.7 million of deferred state tax benefit and $0.2 million of current state income tax expense.
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
A valuation allowance is recognized for deferred tax assets if it is more likely than not that a portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2023, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded it is more likely than not that most of our $197.4 million of deferred tax assets will be realized.
Liquidity and Capital Resources
    Our operations have primarily been funded from cash on hand, cash generated by operations, and proceeds from debt and equity offerings. During 2023, we generated $43.2 million in cash flows from operating activities and we ended the year with $4.1 million of cash and cash equivalents, compared with $18.5 million at December 31, 2022.
As of December 31, 2023, we had $146.0 million available to borrow under our credit facility, $4.0 million in outstanding borrowings, and no outstanding letters of credit. With the remaining availability under our credit facility and expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
We continue to monitor our future sources and uses of cash and anticipate that we will adjust our capital allocation strategies, as determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing revolving credit agreement. We may also raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all.
    The following summarizes our cash flow activity for the years ended December 31, 2023, and 2022:

	Year ended December 31,
	2023	2022
	(In thousands)
Cash flows provided by operating activities	$43,229	$88,821
Cash flows used in investing activities	$(59,554)	$(79,179)
Cash flows provided by (used in) financing activities	$1,892	$(27,704)

    Our revolving credit agreement contains restrictions on our ability to declare and pay dividends. The terms of our credit facility prohibit us from declaring and paying a dividend unless availability under the credit facility after giving effect to the dividend and during a specified period before the dividend is more than $15 million.
Operating Activities
Total cash provided by operating activities for the year ended December 31, 2023, was $43.2 million, a decrease of $45.6 million compared with the year ended December 31, 2022. The decrease was mainly driven by decreased potash and Trio® net realized sales prices. Prior year operating cash flows included a $32.6 million refund paid in September 2022 of a customer's prepayment for future water deliveries.
Investing Activities
    Total cash used in investing activities decreased $19.6 million in 2023, compared to 2022, primarily a result of an $11.6 million decrease in purchases of investments compared to the prior year. In 2022, we invested $13.0 million of cash in investment grade, short-term debt instruments. Additions to property, plant, equipment, and mineral properties also decreased $3.5 million in 2023, compared to the prior year. Proceeds from the redemption/maturity of investments increased $3.5 million in 2023, compared to 2022.
Financing Activities
    Total cash flows provided by financing activities increased $29.6 million in 2023, as compared to 2022. During 2022, we paid $22.0 million under a share repurchase program. We did not repurchase any shares in 2023. Proceeds from borrowings on the credit facility (net of repayments) increased $4.0 million and employee tax withholding paid for restricted shares upon vesting decreased $3.3 million in 2023, compared to the prior year. We did not have any outstanding borrowings under our credit facility in 2022.
Share Repurchase Program
In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases is at our sole discretion and is dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We made no repurchases of shares for the twelve months ended December 31, 2023. For the twelve months ended December 31, 2022, we repurchased 608,657 shares with a total cost of $22.0 million, or a weighted average price per share of $36.17. As of December 31, 2023, we have approximately $13.0 million of remaining availability under the share repurchase program.
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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2023, we made $9.0 million in borrowings and $5.0 million in repayments under the facility. For the year ended December 31, 2022, we made no borrowings and made no repayments under the facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2022, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $146.0 million available under the facility as of December 31, 2023.
    We were in compliance with the applicable covenants under the facility as of December 31, 2023.
Capital Investments
    During 2023, we paid cash of $65.1 million to acquire property, plant, equipment, and mineral properties.

We expect to make capital investments in 2024 of $40 million to $50 million. We anticipate spending approximately $20 million to $25 million on sustaining capital projects in 2024, with the remainder of our estimated spending on opportunity projects, which include the completion of phase two of our new HB injection pipeline project, a new extraction well at our HB mine, and a new primary pond at our Wendover facility. We may adjust our investment plans as our expectations for 2024 change. We anticipate our 2024 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.
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
In 2023, we recorded an impairment charge for long-lived assets and mineral properties at two of our facilities in New Mexico. The impairment charge equals the difference between the carrying value of the assets or asset group and the estimated fair value of the assets or asset group. We estimated the fair value of mineral properties using a discounted cash flow technique and we used the estimated fair value of the other assets using estimated proceeds received in an orderly sale of these assets. Significant estimates used in the estimated fair values include inputs to arrive at estimated net cash flows, such as product selling prices, volumes of product sold, and production costs. Estimated proceeds received in an orderly sale of an asset have a high degree of subjectivity and actual proceeds received in an orderly sale of assets may vary from the estimates used, which may result in further impairment charges.
Reserves and Resources
    We prepare our reserves and resources estimates in accordance with SEC requirements. We have prepared these reserve and resources estimates and they have been reviewed and independently determined by mine consultants. We express tons of potash and langbeinite in resources and reserves in terms of expected finished tons of product to be realized, net of estimated losses. Market price fluctuations of potash or Trio®, as well as increased production costs or reduced recovery rates, could render resources and reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of resources and reserves. We updated our mineral reserves and resources as of December 31, 2023, and we determined we do not have any mineral reserves at our East facility because the mineral deposit could not be economically extracted. All mineral deposits at our East facility are categorized as a mineral resource. A mineral reserve is defined as that part of a mineral deposit which can be economically and legally extracted. A mineral resource refers to a concentration or occurrence of material deposits of economic interest.
We deplete our mineral properties using the units-of-production method. Under this method, we determine a depletion rate for one ton of finished product by dividing the total mineral properties net balance by the number expected finished tons of product, which is obtained from the resources and reserve estimates. Depletion expense is calculated by multiplying the number of tons of product produced by the depletion rate per ton.
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
    Below is a reconciliation of average net realized sales price per ton for potash and Trio® to the most directly comparable GAAP measure for the years ended December 31, 2023, and 2022 (in thousands, except per ton amounts):

	Potash Segment
	2023	2022
Total Segment Sales	$155,920	$191,378
Less: Segment byproduct sales	24,714	22,807
Potash freight costs	10,911	10,336
Subtotal	$120,295	$158,235

Divided by:
Potash tons sold (in thousands)	258	222
Average net realized sales price per ton	$466	$713

	Trio® Segment
	2023	2022
Total Segment Sales	$102,182	$117,826
Less: Segment byproduct sales	5,838	3,864
Trio® freight costs	23,211	19,661
Subtotal	$73,133	$94,301

Divided by:
Trio® Tons sold (in thousands)	228	197
Average net realized sales price per ton	$321	$479

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates, and foreign currency exchange rates.
Commodity Prices
Potash, Trio®, and water are commodities but are not traded on any commodity exchange. As such, direct hedging of future prices cannot be undertaken. For potash and Trio®, we generally do not enter into long-term sales contracts for these products, so prices vary for each particular transaction depending on the market into which we are selling and the individual bids that we receive. For water sales, a portion of our sales are under a long-term agreement where the price per barrel of water is fixed. This agreement allows for the parties to periodically review and adjust the price per barrel of water to the prevailing market price.
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
Interest Rate Fluctuations
Balances outstanding under the amended $150 million credit facility bear interest at SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries. As of December 31, 2023, we had $4.0 million in borrowings outstanding on this facility and no outstanding letters of credit under the facility.
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
    Specifically, the U.S. imports the majority of its potash, including from Canada, Russia, and other countries. If the local currencies for foreign suppliers strengthen in comparison to the U.S. dollar, foreign suppliers realize a smaller margin in their local currencies unless they increase their nominal U.S. dollar prices. Strengthening of these local currencies therefore tends to support higher U.S. potash prices as the foreign suppliers attempt to maintain their margins. However, if local currencies weaken in comparison to the U.S. dollar, foreign suppliers may choose to lower prices proportionally to increase sales volume while again maintaining a margin in their local currency.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Intrepid Potash, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrepid Potash, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of deferred tax assets
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company records a valuation allowance if it is deemed more likely than not deferred tax assets will not be realized in full. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, their ability to carry back the deferred tax assets, projected future taxable income, and tax planning strategies. The Company analyzes its valuation allowance using historical and projected future operating results. As of December 31, 2023, the Company had gross deferred tax assets of $197.4 million and a related valuation allowance of $3.2 million.
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
Impairment of long-lived assets
As discussed in Note 2 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. As discussed in Note 6, during the fourth quarter of 2023, the gross margin of the Trio® segment decreased and the Company determined that sufficient indicators of potential impairment of the Trio® segment long-lived assets existed. The Company engaged a third-party valuation firm to determine the fair value of the Trio® segment assets. The carrying value of the Trio® segment asset group exceeded its fair value, and the Company recognized impairment charges of $31.9 million. Additionally, given the length of time since the West facility had been placed in care and maintenance, the Company engaged a third-party valuation firm to determine the fair value of the West assets. The carrying value of the West asset group exceeded its fair value, and the Company recognized impairment charges of $9.9 million. The fair value of the Trio® segment assets and the West assets were determined primarily using the expected proceeds received in an orderly sale of individual assets.
We identified the evaluation of the fair value of certain assets included in the impairment of the Trio® segment and West assets as a critical audit matter. Challenging and subjective auditor judgment was required in assessing the liquidation factors used to develop the orderly liquidation values as there is not a liquid secondary market for certain specialized assets. The evaluation of the liquidation factors required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process. This included a control related to the Company’s determination of the liquidation factors used to develop the orderly liquidation values for certain assets. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating whether the valuation techniques used by the Company to develop the fair value for certain assets were reasonable and consistent with common valuation practice given the nature of the assets
•assessing the Company’s orderly liquidation values by developing independent estimates of the orderly liquidation values using third-party data and independently developed liquidation factors and comparing the amounts to the Company’s estimates.

/s/ KPMG LLP
We have served as the Company's auditor since 2007.
Denver, Colorado
March 7, 2024

INTREPID POTASH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$4,071	$18,514
Short-term investments	2,970	5,959
Accounts receivable:
Trade, net	22,077	26,737
Other receivables, net	1,374	790
Inventory, net	114,252	114,816
Other current assets	7,200	4,863
Total current assets	151,944	171,679
Property, plant, equipment, and mineral properties, net	358,249	375,630
Water rights	19,184	19,184
Long-term parts inventory, net	30,231	24,823
Long-term investments	6,627	9,841
Other assets, net	8,016	7,294
Non-current deferred tax asset, net	194,223	185,752
Total Assets	$768,474	$794,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,848	$18,645
Income taxes payable	40	8
Accrued liabilities	19,061	16,212
Accrued employee compensation and benefits	7,254	6,975
Other current liabilities	7,265	7,036
Total current liabilities	46,468	48,876

Advances on credit facility	4,000	—
Asset retirement obligation	30,077	26,564
Operating lease liabilities	741	2,206
Finance lease liabilities	1,451	—
Other non-current liabilities	1,309	1,479
Total Liabilities	84,046	79,125

Commitments and Contingencies

Common stock, $0.001 par value; 40,000,000 shares authorized:
and 12,807,316 and 12,687,822 shares outstanding
at December 31, 2023 and 2022, respectively	13	13
Additional paid-in capital	665,637	660,614
Retained earnings	40,790	76,463
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	684,428	715,078
Total Liabilities and Stockholders' Equity	$768,474	$794,203
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales	$279,083	$337,568	$270,332
Less:
Freight costs	37,635	34,137	37,892
Warehousing and handling costs	10,832	9,747	9,282
Cost of goods sold	187,278	152,276	161,421
Lower of cost or net realizable value inventory adjustments	6,492	—	—
Costs associated with abnormal production	—	—	5,973
Gross Margin	36,846	141,408	55,764

Selling and administrative	32,423	31,799	23,998
Accretion of asset retirement obligation	2,140	1,961	1,858
Impairment of long-lived assets	43,288	—	—
Loss (gain) on sale or disposal of assets	807	7,470	(2,542)
Other operating expense	2,157	4,738	178
Operating (Loss) Income	(43,969)	95,440	32,272

Other Income (Expense)
Equity in earnings of unconsolidated entities	(486)	689	—
Interest expense, net	—	(101)	(1,468)
Interest income	298	176	—
Other income	95	305	48
Gain on extinguishment of debt	—	—	10,113
(Loss) Income Before Income Taxes	(44,062)	96,509	40,965

Income Tax Benefit (Expense)	8,389	(24,289)	208,869
Net (Loss) Income	$(35,673)	$72,220	$249,834

Weighted Average Shares Outstanding:
Basic	12,760,937	13,151,752	13,098,871
Diluted	12,760,937	13,452,233	13,391,362
(Loss) Income Per Share:
Basic	$(2.80)	$5.49	$19.07
Diluted	$(2.80)	$5.37	$18.66
See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated) Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	13,049,820	$13	$—	$656,837	$(245,591)	$411,259
Net income	—	—	—	—	249,834	249,834
Stock-based compensation	—	—	—	3,012	—	3,012
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	90,844	—	—	(791)	—	(791)
Exercise of stock options	8,651	—	—	89	—	89
Balance, December 31, 2021	13,149,315	13	—	659,147	4,243	663,403
Net income	—	—	—	—	72,220	72,220
Stock-based compensation	—	—	—	6,152	—	6,152
Purchase of treasury stock	(608,657)	—	(22,012)	—	—	(22,012)
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	136,446	—	—	(4,795)	—	(4,795)
Exercise of stock options	10,718	—	—	110	—	110
Balance, December 31, 2022	12,687,822	13	(22,012)	660,614	76,463	715,078
Net loss	—	—	—	—	(35,673)	(35,673)
Stock-based compensation	—	—	—	6,534	—	6,534
Vesting of restricted shares, net of common stock used to fund employee income tax withholding due upon vesting	119,494	—	—	(1,511)	—	(1,511)
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428

See accompanying notes to these consolidated financial statements.

INTREPID POTASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (loss) income	$(35,673)	$72,220	$249,834
Depreciation, depletion, and amortization	39,078	34,711	35,635
Amortization of intangible assets	322	322	322
Accretion of asset retirement obligation	2,140	1,961	1,858
Amortization of deferred financing costs	301	265	314
Stock-based compensation	6,534	6,152	3,012
Reserve for obsolescence	509	1,750	2,108
Allowance for doubtful accounts	110	—	—
Impairment of long-lived assets	43,288	—	—
Loss (gain) on disposal of assets	807	7,470	(2,542)
Equity in earnings of unconsolidated entities	486	(689)	—
Distribution of earnings from unconsolidated entities	452	—	—
Gain on extinguishment of debt	—	—	(10,113)
Lower of cost or net realizable value inventory adjustments	6,492	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,550	8,673	(12,615)
Other receivables, net	(701)	140	589
Inventory, net	(11,861)	(33,283)	7,358
Other current assets	(3,857)	191	(1,974)
Deferred tax assets, net	(8,471)	23,323	(209,075)
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	1,284	(3,596)	13,456
Income tax payable	32	(33)	42
Operating lease liabilities	(1,735)	(2,025)	(2,508)
Other liabilities	(858)	(28,731)	3,366
Net cash provided by operating activities	43,229	88,821	79,067

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(65,060)	(68,696)	(19,789)
Proceeds from sale of property, plant, equipment, and mineral properties	125	58	6,042
Purchase of investments	(1,415)	(13,047)	(1,076)
Proceeds from redemptions/maturities of investments	6,000	2,506	—
Other investing, net	796	—	—
Net cash used in investing activities	(59,554)	(79,179)	(14,823)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(15,000)
Debt prepayment costs	—	—	(505)
Proceeds from borrowings on credit facility	9,000	—	—
Repayments of borrowings on credit facility	(5,000)	—	(29,817)
Payments of financing lease	(597)	—	(1,258)
Capitalized debt costs	—	(1,007)	—
Employee tax withholding paid for restricted shares upon vesting	(1,511)	(4,795)	(791)
Repurchases of common stock	—	(22,012)	—
Proceeds from exercise of stock options	—	110	89
Net cash provided by (used in) financing activities	1,892	(27,704)	(47,282)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(14,433)	(18,062)	16,962
Cash, Cash Equivalents, and Restricted Cash, beginning of period	19,084	37,146	20,184
Cash, Cash Equivalents, and Restricted Cash, end of period	$4,651	$19,084	$37,146

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$411	$113	$875
Income taxes	$179	$1,015	$193
Accrued purchases for property, plant, equipment, and mineral properties	$4,578	$8,532	$2,192
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
    We have permitted, licensed, declared and partially adjudicated water rights in New Mexico. We sell a portion of water from these water rights to support oil and gas development in the Permian Basin. We continually work to expand water sales.
In May 2019, we acquired certain land, water rights, federal and state grazing leases for cattle, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers, where such sales provide a solution to a customer's operations in the oil and gas industry.
    We have three segments: potash, Trio®, and oilfield solutions. We account for the sales of byproducts as revenue in the potash or Trio® segment, based on which segment generates the byproduct. For each of the years ended December 31, 2023, 2022, and 2021, a majority of our byproduct sales were accounted for in the potash segment.
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
Performance Obligations: A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Substantially all our contracts are of a short-term nature and contain a single performance obligation because the sale is for one type of product and shipping and handling charges are accounted for as a fulfillment cost and are not considered to be a separate performance obligation. The performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs when we ship mineral products or deliver water from our facility to the customer. We account for substantially all of our revenue from sales to customers at a single point in time.
Contract Estimates: In certain circumstances, we may sell products to customers where the sales price is variable. For variable consideration sales, we estimate the sales price we expect to realize at contract inception based on the facts and circumstances for each sale, including historical experience, and recognize revenue to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal compared to the cumulative revenue recognized once the uncertainty is resolved. We update variable consideration estimates at each reporting date for any changes in facts and circumstances and adjust financial information as necessary in the period the change is identified.
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
    Parts inventory, including critical spares not expected to be used within a period of one year is classified as non-current. Parts and supply inventory cost is determined using the lower of average acquisition cost or estimated replacement cost. Detailed reviews are performed related to the net realizable value of parts inventory, giving consideration to quality, slow-moving items, obsolescence, excessive levels, and other factors. Parts inventories that have not turned over in more than a year, excluding parts classified as critical spares, are reviewed for obsolescence and, if deemed appropriate, are included in the determination of an allowance for obsolescence.
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
Factors we generally will consider important and which could trigger an impairment review of the carrying value of long-lived assets include the following:
•significant underperformance relative to expected operating results or operating losses
•significant changes in the manner of use of assets or the strategy for our overall business
•the denial or delay of necessary permits or approvals that would affect the utilization of our tangible assets
•underutilization of our tangible assets
•discontinuance of certain products by us or our customers
•a decrease in estimated mineral reserves
•significant negative industry or economic trends
Intangible Assets—Water rights are accounted for as indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment at least annually on October 1, and more frequently if circumstances require. We use a qualitative assessment to determine whether it is more likely than not that the fair value of the unamortized intangible asset is less than its carrying value. If our qualitative assessment indicates it is more likely than not that the fair value of the unamortized assets is less than its carrying value, we estimate the fair value of the unamortized asset and record an impairment loss based on the excess of the carrying amount of the unamortized intangible asset over its estimated fair value. Fair value is estimated using quoted market prices, if available. If quoted market prices are not available, the estimated fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Changes in significant assumptions underlying fair value estimates may have a material effect on our financial position and results of operations.
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
We use the equity method of accounting for investments in limited partnerships where we own more than 3% of the limited partnership, as required by the Securities and Exchange Commission. Under this method of accounting, we record our share of the net earnings or losses of the investee in the "Other Income (Expense)" section of our Consolidated Statements of Operations.
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
    Pronouncements Issued But Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This new guidance: (i) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (ii) extends certain annual disclosures to interim periods, (iii) clarifies disclosure requirements for single reportable segment entities, (iv) permits more than one measure of segment profit or loss to be reported under certain conditions, and (v) requires disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance applies retrospectively to all periods presented in the financial statements. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.

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

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(35,673)	$72,220	$249,834

Basic weighted average common shares outstanding	12,761	13,152	13,099
Add: Dilutive effect restricted common stock	—	191	221
Add: Dilutive effect of stock options outstanding	—	109	71
Diluted weighted average common shares outstanding	12,761	13,452	13,391

(Loss) earnings per share:
Basic	$(2.80)	$5.49	$19.07
Diluted	$(2.80)	$5.37	$18.66

The following table shows anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2023	2022	2021
Anti-dilutive effect of restricted shares	348	63	57
Anti-dilutive effect of stock options outstanding	273	—	156

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    Total cash, cash equivalents and restricted cash, as shown on the consolidated statements of cash flows are included in the following accounts at December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$4,071	$18,514	$36,452
Restricted cash included in "Other current assets"	25	25	175
Restricted cash included in "Other assets, net"	555	545	519
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,651	$19,084	$37,146
     Restricted cash included in "Other assets, net" on the balance sheet at December 31, 2023, 2022, and 2021 represents amounts whose use is restricted by contractual agreements with the BLM or the State of Utah as security to fund future reclamation obligations at our sites. Restricted cash included in "Other current assets" on the balance sheet at December 31, 2023 and 2022 represents cash deposits with supply vendors.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
The following summarizes our inventory, recorded at the lower of weighted average cost or estimated net realizable value as of December 31, 2023, and 2022, respectively (in thousands):

	December 31,
	2023	2022
Finished goods product inventory	$66,033	$74,777
In-process inventory	28,044	24,767
Total product inventory	94,077	99,544
Current parts inventory, net	20,175	15,272
Total current inventory, net	114,252	114,816
Long-term parts inventory, net	30,231	24,823
Total inventory, net	$144,483	$139,639
During the year ended December 31, 2023, we recorded $6.5 million in charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory. During the years ended December 31, 2022 and 2021, we recorded no charges for lower of weighted average cost or estimated net realizable value on our finished goods product inventory.
Parts inventories are shown net of any required allowances. During the years ended December 31, 2023, 2022, and 2021, we recorded reserves for obsolete parts inventory of $0.5 million, $1.8 million and $2.1 million, respectively.

Note 6— PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
"Property, plant, equipment, and mineral properties, net" were comprised of the following (in thousands):

	December 31,
	2023	2022
Land	$24,136	$24,136
Ponds and land improvements	91,333	73,501
Mineral properties and development costs	159,775	146,333
Buildings and plant	90,150	89,014
Machinery and equipment	297,494	288,345
Vehicles	7,332	7,399
Office equipment and leasehold improvements	10,150	10,436
Operating lease ROU assets	5,274	5,908
Breeding stock	315	329
Construction in progress	23,942	47,188
Total property, plant, equipment, and mineral properties, gross	$709,901	$692,589
Less: accumulated depreciation, depletion, and amortization	(351,652)	(316,959)
Total property, plant, equipment, and mineral properties, net	$358,249	$375,630
We incurred the following expenses for depreciation, depletion, and amortization of ROU assets, including expenses capitalized into inventory, for the following periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation	$34,307	$29,805	$29,447
Depletion	3,190	3,168	3,979
Amortization of ROU assets	1,581	1,738	2,209
Total incurred	$39,078	$34,711	$35,635

During the year ended December 31, 2023, we recorded total impairment charges of $43.3 million, as discussed in more detail below. During the year ended December 31, 2022, we recorded no impairment charges.
In the fourth quarter of 2023, given the decrease in our gross margin for our Trio® segment we determined that sufficient indicators of potential impairment of our Trio® segment long-lived assets existed. We performed a recoverability test and determined that the carrying value of our Trio® segment long-lived assets was not recoverable. We engaged a third-party valuation firm to determine the fair value of our Trio® segment assets. The fair value of our Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of our Trio® segment asset group exceeded its fair value, and we recorded an impairment charge of $31.9 million.
Our long-lived assets at our West facility have been in care and maintenance since July 2016. Given the length of time since the assets were placed in care and maintenance, we engaged a third-party valuation firm to determine if the fair value of the West assets supports the carrying value of those assets. The fair value of the West assets was determined using the expected proceeds received in an orderly sale of the individual assets. The carrying value of the West assets exceeded the fair value and we recorded an impairment charge of $9.9 million during the fourth quarter of 2023.
Finally, during 2023, we recorded impairment charges of $1.5 million related to certain assets in our Oilfield Solutions Segment, specifically certain water recycling equipment and an investment in a non-operating interest in an oil and gas investment.

Note 7— LEASES
    We determine if an arrangement is a lease or contains a lease at inception. We have operating leases for mining equipment, trucks, rail cars, and office space. Our operating leases have remaining leases terms ranging from less than one year to four years. Our finance leases have remaining terms ranging from less than one year to five years. Leases recorded on the balance sheet consist of the following (amounts in thousands):

Leases	Classification on the Balance Sheet	Balance, December 31, 2023	Balance, December 31, 2022
Assets
Operating lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$2,031	$3,663
Finance lease ROU assets, net	Property, plant, equipment, and mineral properties, net	$2,609	$—
Liabilities
Current operating lease liabilities	Other current liabilities	$1,387	$1,608
Current finance lease liability	Other current liabilities	$961	$—
Non-current operating lease liabilities	Operating lease liabilities	$741	$2,206
Non-current finance lease liabilities	Finance lease liabilities	$1,451	$—

    Other information related to lease term and discount rate is as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	1.7 years	2.5 years
Weighted average remaining lease term - finance leases	2.3 years	0.0 years

Weighted average discount rate - operating leases	5.7%	5.4%
Weighted average discount rate - finance leases	8.5%	—%

    The components of lease expense are as follows (amounts in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease expense	$1,667	$1,904	$2,370
Short-term lease expense	122	150	122
Total lease expense	$1,789	$2,054	$2,492

    Supplemental cash flow information related to leases was as follows (amounts in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,724	$1,889
Operating cash flows from finance leases	139	—
Financing cash flows from finance leases	597	—

Right-of-Use Assets exchanged for new operating lease liabilities	48	2,305
Right-of-Use Assets exchanged for new finance lease liabilities	3,009	—

    As of December 31, 2023, maturities of lease liabilities are summarized as follows (amounts in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2024	$1,471	$1,104	$2,575
2025	618	810	1,428
2026	114	644	758
2027	40	67	107
2028	—	39	39
Total future minimum lease payments	$2,243	2,664	4,907
Less - amount representing interest	115	252	367
Present value of future minimum lease payments	$2,128	2,412	4,540
Less - current lease obligations	1,387	961	2,348
Long-term lease obligations	$741	$1,451	$2,192

Note 8— INTANGIBLE ASSETS
We have water rights, recorded at $19.2 million at December 31, 2023, and 2022. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
We have other intangible assets recorded at $6.4 million as of December 31, 2023 and 2022. We account for the other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of December 31, 2023, the weighted-average remaining amortization period for the other intangible assets was 15.3 years. These intangible assets are included in "Other assets, net" on the consolidated balance sheets.
As of December 31, 2023, and December 31, 2022, we have the following amounts recorded for intangible assets (amounts in thousands):

	December 31, 2023		December 31, 2022
Finite-lived intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Produced water disposal royalty agreements	$2,694	$(630)	$2,694	$(495)
Surface damage and easement agreements	3,723	(871)	3,723	(685)
Total	$6,417	$(1,501)	$6,417	$(1,180)

Indefinite-lived intangible assets:
Water rights	$19,184		$19,184
    Total amortization of intangible assets for the years ended December 31, 2023, 2022, and 2021 was $0.3 million. We estimate the annual amortization expense of intangible assets will be $0.3 million for each of the next five years.

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
    We occasionally borrow and repay amounts under the facility for near-term working capital needs or other purposes and may do so in the future. For the year ended December 31, 2023, we made $9.0 million in borrowings and made $5.0 million in repayments under the facility. For the year ended December 31, 2022, we made no borrowings and made no repayments under the facility. For the year ended December 31, 2021, we made no borrowings and made $29.8 million in repayments under the facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under the facility. As of December 31, 2022, and 2021, we had no borrowings outstanding and $1.0 million in an outstanding letter of credit under the facility. We had $146.0 million available under the facility as of December 31, 2023.
We were in compliance with the applicable covenants under the facility as of December 31, 2023.
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
    Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.8 million, $0.4 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
    Amounts included in interest expense for the years ended December 31, 2023, 2022, and 2021 (in thousands) are as follows:

	Year ended December 31,
	2023	2022	2021
Interest expense on borrowings	$275	$—	$654
Commitment fee on unused credit facility	226	155	70
Make-whole payments	—	—	505
Amortization of deferred financing costs	301	265	314
Gross interest expense	802	420	1,543
Less capitalized interest	802	319	75
Interest expense, net	$—	$101	$1,468

Note 10— ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the closure and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to close and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our abandonment liabilities range from 6.9% to 12.0%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated abandonment costs or economic lives, changes in the estimated timing of the reclamation activities or if federal or state regulators enact new requirements regarding the abandonment or reclamation of mines.
Following is a table of the changes to our asset retirement obligations for the following periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Asset retirement obligation, at beginning of period	$26,864	$27,024	$23,872
Liabilities settled	(197)	(1,533)	—
Liabilities incurred	—	297	—
Changes in estimated obligations	1,552	(885)	1,294
Accretion of discount	2,140	1,961	1,858
Total asset retirement obligation, at end of period	$30,359	$26,864	$27,024
Less current portion of asset retirement obligation	$(282)	$(300)	$—
Long-term portion of asset retirement obligation	$30,077	$26,564	$27,024
    We estimate approximately $7.8 million in asset retirement payments may occur in the next five years.

Note 11— REVENUE
Revenue Recognition—Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
    Contract Balances—As of December 31, 2023, and 2022, we had $2.3 million and $2.4 million of contract liabilities, respectively, of which $1.0 million and $0.9 million were current as of December 31, 2023 and 2022, respectively, and included in "Other current liabilities" on the consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
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
Our contract liability activity for the years ended December 31, 2023, 2022, and 2021 is shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,374	$33,788	$30,419
Additions	1,030	1,823	4,310
Refund of prepayments	—	(32,579)	—
Recognized as revenue during period from the beginning balance	(1,101)	(658)	(941)
Ending balance	$2,303	$2,374	$33,788

    Disaggregation of Revenue—The table below shows the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the years ended December 31, 2023, 2022, and 2021. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Year Ended December 31, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$131,206	$—	$—	$(329)	$130,877
Trio®	—	96,344	—	—	96,344
Water	297	5,316	9,569	—	15,182
Salt	11,973	522	—	—	12,495
Magnesium Chloride	8,161	—	—	—	8,161
Brines	4,283	—	4,056	—	8,339
Other	—	—	7,685	—	7,685
Total Revenue	$155,920	$102,182	$21,310	$(329)	$279,083

	Year Ended December 31, 2022
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$168,571	$—	$—	$(304)	$168,267
Trio®	—	113,962	—	—	113,962
Water	1,637	3,302	17,510	—	22,449
Salt	11,270	562	—	—	11,832
Magnesium Chloride	6,472	—	—	—	6,472
Brines	3,428	—	2,670	—	6,098
Other	—	—	8,488	—	8,488
Total Revenue	$191,378	$117,826	$28,668	$(304)	$337,568

	Year Ended December 31, 2021
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$130,460	$—	$—	$(247)	$130,213
Trio®	—	91,125	—	—	91,125
Water	2,050	4,355	15,594	—	21,999
Salt	9,592	578	—	—	10,170
Magnesium Chloride	7,847	—	—	—	7,847
Brines	1,802	—	1,129	—	2,931
Other	—	—	6,047	—	6,047
Total Revenue	$151,751	$96,058	$22,770	$(247)	$270,332

Note 12— COMPENSATION PLANS
Cash Bonus Programs—We use cash bonus programs under which our employees may be eligible to receive cash bonuses based on corporate, department, location, or individual performance or other events or accomplishments. We accrue cash bonus expense related to the current year's performance and we expect to pay in March 2024 a cash bonus to our employees under our 2023 bonus program. We met our performance metrics related to our 2022 cash bonus program and paid a cash bonus in March 2023. We met our performance metrics related to our 2021 cash bonus program and paid a cash bonus in March 2022.
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). We have issued restricted shares, common stock, performance units, and non-qualified stock option awards under the Plan. As of December 31, 2023, 340,924 restricted shares and options to purchase 273,206 shares of common stock were outstanding. As of December 31, 2023, approximately 1.0 million shares of common stock remained available for issuance under the Plan. Total compensation expense related to the Plan was $6.5 million, $6.2 million, and $3.0 million, for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $5.6 million of total remaining unrecognized compensation expense that is expected to be recognized over a weighted-average period of 1.3 years. When restricted shares and performance units vest and when stock options are exercised, new shares are issued and considered outstanding for financial statement purposes.
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
In 2023, the Compensation Committee granted 130,975 restricted shares to executives and key employees under the Plan as part of our annual equity award program. The awards vest over three years, subject to continued employment or service.
In 2023, the Compensation Committee granted 22,226 restricted shares to non-employee members of the Board of Directors. The restricted shares vest one year after the date of grant, subject to continued service.
We use the closing price of our common stock on the grant date as the grant date fair value for these awards. We record compensation expense monthly using the straight-line recognition method over the vesting period of the award. The weighted-average grant date fair value per share for restricted shares with service conditions issued in 2023, 2022, and 2021 was $25.11, $66.07, and $37.49, respectively.
•Restricted Shares with Service and Market Conditions— Under the Plan in March 2023, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the grant date if the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goals of these awards have not been met as of December 31, 2023.
Under the Plan in March 2023, the Compensation Committee also granted restricted shares of common stock with service and market conditions to another member of our executive team as part of his annual compensation package. This grant vests over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before March 17, 2027. The share price achievement goal for this award has not been met as of December 31, 2023.
Under the Plan in March 2022, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive days has not met one or more applicable price achievement goals on or before March 17, 2025. The share price achievement goals of these awards were met in 2022, and 1,737 shares vested in 2023.
Under the Plan in March 2022, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. This grant vests over two years from the quarter ended in which the volume-weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before March 17, 2026. The share price achievement goals of these awards were met in 2022, and 14,512 shares vested in 2023.
Under the Plan in March 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to certain members of our executive team as part of their annual compensation package. The grants vest over three years on the grant date anniversary; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before March 11, 2024. The share price achievement goals of these awards were met in 2021, and 886 shares vested in 2023.
Under the plan in 2021, the Compensation Committee granted restricted shares of common stock with service and market conditions to a member of our executive team as part of his annual compensation package. The 2021 grant vests over two years from the quarter ended in which the volume weighted average share closing price for 20 consecutive trading days has met one of the applicable price achievement targets; provided, however, that no vesting would occur if the volume-weighted average closing price for 20 consecutive trading days has not met one or more applicable price achievement goals on or before December 23, 2026. The market conditions for this award were met in 2022, and 24,152 shares vested during 2023.
During 2023, share price achievement targets were met for shares granted to a member of the executive team in 2020 and 47,259 shares vested in 2023.
We used a Monte Carlo simulation valuation model to estimate the fair value of these awards on the grant date. We record compensation expense monthly using the accelerated recognition method over the longer of the explicit or derived service period of the award. The weighted-average grant date fair value per share of restricted shares with service and market conditions issued in 2023, 2022, and 2021, was $24.96, $62.32 and $23.76, respectively.
Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. We used the following assumptions to compute the weighted-average grant date fair market value of restricted stock with service and market conditions granted in 2023, 2022, and 2021:

	2023	2022	2021
Closing stock price on grant date	$26.05	$66.33	$42.03
Risk free interest rate	3.6%	2.2%	1.1%
Dividend yield	—%	—%	—%
Estimated volatility	82.9%	79.8%	89.0%
Expected life	3.8 years	6.0 years	5.5 years

A summary of all activity relating to our restricted shares for the year ended December 31, 2023, is presented below:

		Weighted Average Grant-Date Fair Value
	Shares
Restricted shares of common stock, beginning of period	300,268	$40.25
Granted with service only condition	153,201	$25.11
Granted with service and market conditions	94,142	$24.96
Vested, service only condition	(89,225)	$20.30
Vested, service and market conditions	(88,546)	$29.70
Forfeited, service only condition	(21,828)	$38.14
Forfeited, service and market conditions	(7,088)	$56.45
Restricted shares of common stock, end of period	340,924	$36.98

Non-Qualified Stock Option Activity
We have not granted any non-qualified stock options to our employees since 2018. A summary of all stock option activity for the year ended December 31, 2023, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value[1]	Weighted Average Remaining Contractual Life
Outstanding non-qualified stock options, beginning of period	273,206	$29.04
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding non-qualified stock options, end of period	273,206	$29.04	$948,054	3.7

Vested or expected to vest, end of period	273,206	$29.04	$948,054	3.7

Exercisable non-qualified stock options, end of period	273,206	$29.04	$948,054	3.7
1The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price as of the end of the period presented.
No stock options were exercised during 2023. The total intrinsic value of exercised options to purchase stock during 2022 was $0.6 million. The total intrinsic value of exercised options to purchase stock during 2021 was immaterial.
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

A summary of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current portion of income tax expense (benefit):
Federal	$—	$—	$—
State	82	966	206
Deferred portion of income tax expense (benefit):
Federal	(8,538)	19,430	(157,348)
State	67	3,893	(51,727)
Total income tax (benefit) expense	$(8,389)	$24,289	$(208,869)
A reconciliation of the federal statutory income tax rate of 21% to our effective rate is as follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Federal taxes at statutory rate	$(9,253)	$20,267	$8,603
Add:
State taxes, net of federal benefit	(1,274)	5,406	1,278
Change in valuation allowance	1,121	—	(215,910)
PPP loan forgiveness	—	—	(2,115)
Change in federal and state tax rates	238	(125)	138
Officers' Compensation	848	546	195
Percentage depletion	(282)	(827)	(463)
Other	213	(978)	(595)
Net (benefit) expense as calculated	$(8,389)	$24,289	$(208,869)

Effective tax rate	19.0%	25.2%	(509.9)%
    Our effective tax rate for the years ended December 31, 2023, differs from the U.S. federal statutory rate due to the change in our valuation allowance. Our effective tax rates for the years ended December 31, 2022, and 2021, differs from the U.S. federal statutory rate due to state income taxes and the change in our valuation allowance, respectively.
    As of December 31, 2023, and 2022, we had gross deferred tax assets of $197.4 million and $187.8 million, respectively. During the year ended December 31, 2023, our deferred tax assets increased primarily from impairments booked against our property, plant, equipment, and mineral properties. Included in gross deferred tax assets as of December 31, 2023, were approximately $201.4 million of federal net operating loss carryforwards, which expire beginning in 2034, and approximately $271.9 million of state net operating loss carryforwards, the majority of which begin to expire in 2033. Also included are $1.9 million of federal research and development credits which begin to expire in 2031. The federal loss carryforward could be subject to examination by the tax authorities within three years after the carryforward is utilized, while the state net operating loss carryforwards could be subject to examination by the tax authorities generally within three and four years after the carryforward is utilized, depending on jurisdiction.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Property, plant, equipment and mineral properties, net	$127,368	$119,919
Federal and state net operating loss carryforwards	55,486	53,440
Asset retirement obligation	7,768	7,409
Deferred revenue	1,869	607
Other	3,017	4,540
Federal R&D credits	1,870	1,870
Total deferred tax assets	197,378	187,785
Valuation allowance	(3,155)	(2,033)
Deferred tax asset, net	$194,223	$185,752
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
    As of December 31, 2023, we were in a cumulative three-year income position. The cumulative three-year income position is significant positive evidence when evaluating the realizability of our deferred tax assets. Additionally, industry trends and forecasts as well as internal forecasts of future business show sustained amounts of taxable income. Thus, we have concluded that it is more likely than not that most of our $197.4 million of deferred tax assets will be realized. During 2023, our valuation allowance increased as our forecast changed regarding the amount of state net operating losses that will be used before expiration. Our deferred tax assets, net of the valuation allowance at December 31, 2023, and 2022, were $194.2 million and $185.8 million, respectively.
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
Each quarter we evaluate the need for a liability for uncertain tax positions. At December 31, 2023, and 2022, we had no items that required disclosure in accordance with FASB guidance on accounting for uncertainty in income taxes.

We operate, and accordingly file income tax returns, in the U.S. federal jurisdiction and various U.S. state jurisdictions. With few exceptions, we are no longer subject to income tax audits that could result in an assessment for years prior to 2020.
Note 14— COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of December 31, 2023, and 2022, we had $26.8 million and $24.6 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management for eventual reclamation of its various facilities. Of this total requirement, as of December 31, 2023, and 2022, $0.5 million consisted of long-term restricted cash deposits reflected in "Other" long-term assets on the balance sheet, and $26.3 million and $24.1 million, respectively, was secured by surety bonds issued by an insurer. The surety bonds are held in place by an annual fee paid to the issuer.
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
Water Rights
In March 17, 2022, following an expedited inter se proceeding, a court entered a subfile order and partial final judgment and decree ("Order") determining the validity of our claim to 20,000 acre feet of Pecos River surface water rights. The Order found that our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024.
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
As of December 31, 2023, we have estimated contingent liabilities recorded in "Other current liabilities" on the consolidated balance sheets of $3.4 million, mainly related to the potential underpayment of royalties in 2012 to 2016 and potential royalties on water revenues in 2019 to 2022. As of December 31, 2022 we had estimated contingent liabilities recorded in "Other current liabilities" on the consolidated balance sheets of $4.2 million, mainly related to a trespass issue at Intrepid South and the potential underpayment of royalties in 2012 to 2016.
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
Cash Equivalents—As of December 31, 2023, and December 31, 2022, we had cash equivalents of $0.5 million and $1.7 million, respectively.
Held-to-Maturity Investments—As of December 31, 2023 and 2022, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds.
Our held-to-maturity investments at December 31, 2023 and 2022, are carried at amortized cost and consist of the following (amounts in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$991	$—	$(9)	$982
Government bonds	1,979	—	(13)	1,966
Total	$2,970	$—	$(22)	$2,948
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	954	1	(4)	951
Total	$954	$1	$(4)	$951

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$3,992	$—	$(24)	$3,968
Government bonds	1,967	—	(18)	1,949
Total	$5,959	$—	$(42)	$5,917
Long-term
Corporate bonds	$499	$—	$(10)	$489
Government bonds	1,935	—	(26)	1,909
Total	$2,434	$—	$(36)	$2,398

Equity Investments without a Readily Determinable Fair Value—As of December 31, 2023, 2022, and 2021, we had a $3.5 million non-controlling interest in W.D. Von Gonten Laboratories ("WDVGL"). This investment is an equity investment without a readily determinable fair value and is recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer, or impairment (a Level 3 input), and is included in "Other assets, net" on the Consolidated Balance Sheets. We did not record any adjustments to the $3.5 million carrying value of the investment during 2023, 2022 or 2021.

In July 2022, WDVGL entered into a purchase agreement with another company (“Acquiror”), a foreign issuer whose shares are traded on the Nasdaq Capital Market (“Nasdaq”). Under the terms of the purchase agreement, WDVGL would be combined with the consulting business owned by W.D. Von Gonten (“Consulting”) to form a new entity, W.D. Von Gonten Engineering, LLC (“Engineering”), and Acquiror would then purchase Engineering in a majority stock transaction at an agreed upon selling price. Stock received from the sale of Engineering would be distributed to investors in WDVGL and Consulting.
Acquiror delivered equity shares and a nominal amount of cash to WDVGL for purchase of Engineering in July 2022, with the number of shares equal to the selling price divided by an assumed $10 share price. At the time the purchase agreement was signed, the Acquiror was working to file restated financial statements for the fiscal years ending December 31, 2018, 2019 and 2020. On April 27, 2023, Acquiror disclosed it had not been able to file its Annual Report on Form 20-F for the fiscal year ended December 31, 2021 with the SEC by April 25, 2023, which was the deadline set by the Nasdaq Hearings Panel in connection with a delisting proceeding, and Acquiror's shares were subsequently delisted from Nasdaq. Acquiror also disclosed on April 27, 2023 that it has shifted its focus to filing audited financial statements with the SEC for the fiscal years ended December 31, 2020, 2021 and 2022 to regain compliance with Nasdaq listing standards before the end of 2023.
Pursuant to the purchase agreement with Engineering, if the Acquiror did not file current financial statements with the SEC by June 30, 2023, Engineering had the option to terminate the purchase agreement, beginning on July 1, 2023. Although Acquiror did not file current financial statements by June 30, 2023, Engineering agreed to proceed with the purchase agreement to allow Acquiror additional time to file updated financial statements.
On December 29, 2023, Acquiror disclosed it had filed its audited financial statements for the years ended December 31, 2022, 2021, and 2020, with the SEC.
We have not impaired our investment in WDVGL because our share of the estimated selling price of Engineering exceeds the carrying value of our investment in WDVGL. We continue to monitor the investment for impairment. If the purchase transaction is not finalized, we may need to impair our investment in WDVGL.
Equity Method Investments—We have committed to invest $4.0 million in cash as a limited partner for a 16% interest in PEP Ovation, LP ("Ovation"), of which we had invested $2.0 million, $3.2 million and $1.1 million of cash as of December 31, 2023, 2022, and 2021, respectively. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag and is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the year ended December 31, 2023, our proportional share of Ovation's net loss was $0.5 million.

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

Contributions
Year Ended December 31, 2023	$2,057
Year Ended December 31, 2022	$1,760
Year Ended December 31, 2021	$1,633
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

Year Ended December 31, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$155,920	$102,182	$21,310	$(329)	$279,083
Less: Freight costs	14,753	23,211	—	(329)	37,635
Warehousing and handling costs	5,957	4,875	—	—	10,832
Cost of goods sold	97,452	74,308	15,518	—	187,278
Lower of cost or NRV inventory adjustments	2,709	3,783	—	—	6,492
Gross Margin (Deficit)	$35,049	$(3,995)	$5,792	$—	$36,846
Depreciation, depletion, and amortization incurred[2]	$28,378	$6,288	$3,849	$885	$39,400

Year Ended December 31, 2022	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$191,378	$117,826	$28,668	$(304)	$337,568
Less: Freight costs	14,780	19,661	—	(304)	34,137
Warehousing and handling costs	5,305	4,442	—	—	9,747
Cost of goods sold	76,524	54,600	21,152	—	152,276
Gross Margin	$94,769	$39,123	$7,516	$—	$141,408
Depreciation, depletion, and amortization incurred[2]	$26,572	$4,370	$3,298	$793	$35,033

Year Ended December 31, 2021	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales[1]	$151,751	$96,058	$22,770	$(247)	$270,332
Less: Freight costs	17,483	20,656	—	(247)	37,892
Warehousing and handling costs	5,169	4,113	—	—	9,282
Cost of goods sold	87,281	54,847	19,293	—	161,421
Costs associated with abnormal production and other	5,973	—	—	—	5,973
Gross Margin (Deficit)	$35,845	$16,442	$3,477	$—	$55,764
Depreciation, depletion, and amortization incurred[2]	$26,828	$5,477	$2,996	$656	$35,957

1 Segment sales include the sales of byproducts generated during the production of potash and Trio®.
2 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion, and amortization absorbed in or (relieved from) inventory.
    The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total sales for reportable segments	$279,412	$337,872	$270,579
Elimination of intersegment sales	(329)	(304)	(247)
Total consolidated sales	$279,083	$337,568	$270,332

Total gross margin for reportable segments	$36,846	$141,408	$55,764
Elimination of intersegment sales	(329)	(304)	(247)
Elimination of intersegment expenses	329	304	247
Unallocated amounts:
Selling and administrative	32,423	31,799	23,998
Impairment of long-lived assets	43,288	—	—
Loss (gain) on disposal of assets	807	7,470	(2,542)
Accretion of asset retirement obligation	2,140	1,961	1,858
Other operating expense	2,157	4,738	178
Equity in loss/(earnings) of unconsolidated entities	486	(689)	—
Interest expense, net	—	101	1,468
Gain on extinguishment of debt	—	—	(10,113)
Interest income	(298)	(176)	—
Other non-operating income	(95)	(305)	(48)
(Loss) income before income taxes	$(44,062)	$96,509	$40,965

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
Our products are marketed for sale into three primary markets. These markets are the agricultural market as a fertilizer, the industrial market as a component in drilling fluids for oil and gas exploration, and the animal feed market as a nutrient. Credit risks associated with the collection of accounts receivable are primarily related to the impact of external factors on our customers. Our customers are distributors and end-users whose creditworthiness and ability to meet their payment obligations will be affected by factors in their industries and markets. Those factors include soil nutrient levels, crop prices, weather, the type of crops planted, changes in diets, growth in population, the amount of land under cultivation, fuel prices and consumption, oil and gas drilling and completion activity, the demand for biofuels, government policy, and the relative value of currencies. Our industrial sales are significantly influenced by oil and gas drilling activity.
In 2023 and 2022, we had one customer in our potash and Trio® segments that accounted for approximately $33.4 million and $35.0 million of our total consolidated revenues, respectively. See Item 1A. "Risks Related to Financial Position, Indebtedness and Additional Capital Needs - The loss or substantial decline in revenue from larger customers or certain industries could have a material adverse effect on our revenues, profitability, and liquidity."
In 2021, no customer accounted for more than 10% of our sales.
In each of the last three years ended December 31, 2023, 2022, and 2021, 95%, 94%, and 97%, respectively, of our total sales were sold to customers located in the U.S. All of our long-lived assets are located in the U.S.

We maintain cash accounts with several financial institutions. At times, the balances in the accounts may exceed the $250,000 balance insured by the Federal Deposit Insurance Corporation.
Note 19— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS
OF POSSIBLE FUTURE PUBLIC DEBT
    Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent company level as cash on hand and short- and long-term investments. Cash and cash equivalents totaled $4.1 million and $18.5 million at December 31, 2023, and 2022, respectively. In the event that one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Our other subsidiaries are minor. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.
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
We made no repurchases of shares of our common stock for the twelve months ended December 31, 2023. In 2022, we repurchased 608,657 shares of our common stock and paid $22.0 million under the share repurchase program.
As of December 31, 2023, we have approximately $13.0 million of remaining availability under the share repurchase program.

Note 21.— SUBSEQUENT EVENT
On December 12, 2023, we entered into the Third Amendment of Cooperative Development Agreement (the “Amendment”) with XTO Holdings, LLC (“XTO Holdings”) and XTO Delaware Basin, LLC, as successors in interest to BOPCO, L.P. (“XTO Delaware Basin,” and together with XTO Holdings, “XTO”). The Amendment had an effective date of January 1, 2024 (“Amendment Date”). The Amendment further amends that certain Cooperative Development Agreement, by and between us, BOPCO, L.P. and the other parties thereto, effective as of February 28, 2011 (as amended, including by the Amendment, the “CDA”), which was executed for the purpose of cooperative development of certain lands for potassium and oil and gas. The Cooperative Development Agreement restricts and limits the rights of us and XTO, as successors in interest to BOPCO, L.P. to explore and develop their respective interests, including limitations on the location of wells. We and XTO entered into the Amendment in an effort to further the cooperation, remove the restrictions and limitations, and allow for the efficient co-development of resources within the Designated Potash Area (“DPA”) consistent with the United States Secretary of the Interior Order 3324.
Pursuant to the Amendment, among other things, we agree to support and not oppose XTO’s development and operation of XTO’s oil and gas interests within the DPA. As consideration under the Amendment, on December 12, 2023 we received an initial payment of $5.0 million, which is included in "Accrued liabilities" on the December 31, 2023 Consolidated Balance Sheet.
On January 2, 2024, we received an additional $45.0 million initial payment from XTO. The Amendment also provides that we shall receive an additional one-time payment equal to $50.0 million as an “Access Fee,” which XTO will pay within 90 days upon the earlier occurrence of (i) the approval of the first new or expanded drilling island within a specific area to be used by XTO or (ii) within seven (7) years of the anniversary of the Amendment Date. XTO is also required to pay additional amounts to Intrepid as an “Access Realization Fee,” up to a maximum amount of $100.0 million, in the event of certain additional drilling activities by XTO. The CDA also contains other customary representations, warranties, covenants, and dispute resolution provisions.
For the twelve months ended December 31, 2023, we have recorded no revenue associated with the Amendment.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the Year Ended December 31, 2021
Allowances deducted from assets
Deferred tax assets - valuation allowance	217,943	—	(215,910)	2,033
Reserve for parts inventory obsolescence	1,050	2,108	—	3,158
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$219,548	$2,108	$(215,910)	$5,746

For the Year Ended December 31, 2022
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	—	—	2,033
Reserve for parts inventory obsolescence	3,158	1,750	(3,646)	1,262
Allowance for doubtful accounts and other receivables	555	—	—	555
Total allowances deducted from assets	$5,746	$1,750	$(3,646)	$3,850

For the Year Ended December 31, 2023
Allowances deducted from assets
Deferred tax assets - valuation allowance	2,033	1,121	—	3,154
Reserve for parts inventory obsolescence	1,262	509	(856)	915
Allowance for doubtful accounts and other receivables	555	110	—	665
Total allowances deducted from assets	$3,850	$1,740	$(856)	$4,734

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain "disclosure controls and procedures." Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate "internal control over financial reporting." Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.OTHER INFORMATION
    During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
Information required by this item will be included in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
    AND DIRECTOR INDEPENDENCE
Information required by this item will be included in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference into this Annual Report.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference into this Annual Report.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements, Financial Statement Schedules and Exhibits
    The following are filed as a part of this Annual Report:
    (1)    Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm (KPMG LLP, Denver, CO Auditor Firm ID 185)
Consolidated Balance Sheets as of December 31, 2023, and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
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
    (3)    Exhibits
    The following exhibits are filed or incorporated by reference in this report:

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34025)
Exhibit Number	Exhibit Description	Form	Filing Date
3.1	Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	April 25, 2008
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	May 26, 2016
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Intrepid Potash, Inc.	8-K	August 14, 2020
3.4	Amended and Restated Bylaws of Intrepid Potash, Inc.	8-K	June 25, 2015
4.1	Description of Registrant's Securities	10-K	March 7, 2023
10.1	Form of Indemnification Agreement with each director and officer	8-K	April 25, 2008
10.2	Director Designation and Voting Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.3	Registration Rights Agreement, dated as of April 25, 2008, by and among Intrepid Potash, Inc., Harvey Operating & Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	8-K	May 1, 2008
10.4	Acknowledgment and Relinquishment, dated as of December 19, 2011, by and among Intrepid Potash, Inc., Harvey Operating and Production Company, Intrepid Production Corporation, and Potash Acquisition, LLC	10-K	February 16, 2012
10.5	Amended and Restated Credit Agreement, dated as of August 1, 2019, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	August 1, 2019

10.6	First Amended and Restated Credit Agreement, dated as of April 17, 2020, by and among Intrepid Potash, Inc., the subsidiaries party thereto, Bank of Montreal, as administrative agent, swing line lender, lead arranger, and book runner, and the lenders party thereto.	8-K	April 23, 2020
10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2022, among Intrepid Potash, Inc., the subsidiaries party thereto, the lenders party thereto, and Bank of Montreal as administrative agent.	8-K	August 9, 2022
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	May 19, 2010
10.9	Amendment to Employment Agreement, dated February 23, 2011, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 1, 2011
10.10	Second Amendment to Employment Agreement, dated as of February 14, 2013, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	February 19, 2013
10.11	Third Amendment to Employment Agreement, dated as of March 22, 2016, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 23, 2016
10.12	Fourth Amendment to Employment Agreement, dated as of March 12, 2019, by and between Intrepid Potash, Inc. and Robert P. Jornayvaz III+	8-K	March 15, 2019
10.13	Amended and Restated Employment Agreement, dated as of May 19, 2010, by and between Intrepid Potash, Inc. and Hugh E. Harvey, Jr.+	8-K	May 19, 2010
10.14	Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	8-K	May 23, 2022
10.15	Form of Restricted Stock Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.16	Form of Stock Option Agreement under Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan+	10-K	March 2, 2021
10.17	Intrepid Potash, Inc. Amended and Restated Short-Term Incentive Plan+	8-K	May 26, 2016
10.18	Form of Change-of-Control Severance Agreement with Robert P. Jornayvaz III and Hugh E. Harvey, Jr.+	10-Q	November 3, 2011
10.19	Form of Noncompete Agreement with executives other than Robert P. Jornayvaz III+	10-K	February 28, 2017
10.20	Form of Retention Agreement+	10-K	March 12, 2019
10.21	Aircraft Dry Lease, dated as of January 9, 2009, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	January 12, 2009
10.22	First Amendment to Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Intrepid Production Holdings LLC	8-K	August 18, 2014
10.23	Aircraft Dry Lease, dated as of September 1, 2014, by and between Intrepid Potash, Inc. and Odyssey Adventures, LLC	8-K	August 18, 2014
10.24+	Retirement and Separation Agreement, dated February 8, 2023, between Intrepid Potash, Inc. and Brian Stone	8-K	February 10, 2023
10.25†#	Cooperative Development Agreement, effective as of February 28, 2011, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, BOPCO, L.P. and the other parties thereto (as amended prior to the Amendment).	8-K	December 13, 2023
10.26†#	Third Amendment of Cooperative Development Agreement, effective as of January 1, 2024, among Intrepid Potash, Inc., Intrepid Potash-New Mexico, LLC, XTO Holdings, LLC and XTO Delaware Basin, LLC	8-K	December 13, 2023
21.1	List of Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of RESPEC LLC	*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
95.1	Mine Safety Disclosure Exhibit	*
96.1	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - New Mexico	*
96.2	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - Moab	*
96.3	Technical Report Summary of the 2023 Estimated Resources and Reserves at Intrepid Potash - Wendover	*
97.1	Intrepid Potash, Inc. Incentive Compensation Recovery Policy	*
99.1	Transition Services Agreement, dated as of April 25, 2008, by and between Intrepid Potash, Inc., Intrepid Oil & Gas, LLC, and Intrepid Potash-Moab, LLC	8-K	May 1, 2008
99.2	Extension and Amendment to Transition Services Agreement dated July 14, 2009, to be effective as of April 25, 2009, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	August 7, 2009
99.3	Third Amendment to Transition Services Agreement dated March 26, 2010, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 5, 2010
99.4	Fourth Amendment to Transition Services Agreement dated March 25, 2011, between Intrepid Potash, Inc. and Intrepid Oil and Gas, LLC	10-Q	May 5, 2011
99.5	Sixth Amendment to Transition Services Agreement dated April 3, 2013, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2013
99.6	Seventh Amendment to Transition Services Agreement dated March 24, 2015, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	April 28, 2015
99.7	Eighth Amendment to Transition Services Agreement dated March 22, 2017, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC	10-Q	May 2, 2017
99.8	Ninth Amendment to Transition Services Agreement dated February 20, 2019, between Intrepid Potash, Inc. and Intrepid Oil & Gas, LLC.	10-K	March 12, 2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit.
*    Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement
†    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S_K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the SEC upon request.
#    Certain portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
ITEM 16.FORM 10-K SUMMARY
    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

March 7, 2024	/s/ Robert P. Jornayvaz III
Robert P. Jornayvaz III - Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Jornayvaz III	Executive Chairman of the Board and Chief Executive Officer	March 7, 2024
Robert P. Jornayvaz III

/s/ Matthew D. Preston	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Matthew D. Preston

/s/ Chris A. Elliott	Director	March 7, 2024
Chris A. Elliott

/s/ Lori A. Lancaster	Director	March 7, 2024
Lori A. Lancaster

/s/ Mary E. McBride	Director	March 7, 2024
Mary E. McBride

/s/ William M. Zisch	Director	March 7, 2024
William M. Zisch

/s/ Barth E. Whitham	Lead Director	March 7, 2024
Barth E. Whitham