Form 10-Q
period 2024-03-31
Intrepid Potash, Inc.
filed 2024-05-09
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	March 31, 2024
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of April 30, 2024, the registrant had outstanding 13,269,062 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$34,067	$4,071
Short-term investments	2,971	2,970
Accounts receivable:
Trade, net	41,826	22,077
Other receivables, net	1,201	1,470
Inventory, net	102,549	114,252
Prepaid expenses and other current assets	5,530	7,200
Total current assets	188,144	152,040

Property, plant, equipment, and mineral properties, net	354,809	358,249
Water rights	19,184	19,184
Long-term parts inventory, net	30,543	30,231
Long-term investments	6,297	6,627
Other assets, net	8,609	8,016
Non-current deferred tax asset, net	195,012	194,223
Total Assets	$802,598	$768,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$11,029	$12,848
Accrued liabilities	13,374	14,061
Accrued employee compensation and benefits	6,299	7,254
Other current liabilities	8,748	12,401
Total current liabilities	39,450	46,564

Advances on credit facility	—	4,000
Asset retirement obligation, net of current portion	30,699	30,077
Operating lease liabilities	518	741
Finance lease liabilities	1,608	1,451
Deferred other income, long-term	47,170	—
Other non-current liabilities	1,166	1,309
Total Liabilities	120,611	84,142
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,875,520 and 12,807,316 shares outstanding
at March 31, 2024, and December 31, 2023, respectively	13	13
Additional paid-in capital	666,326	665,637
Retained earnings	37,660	40,790
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	681,987	684,428
Total Liabilities and Stockholders' Equity	$802,598	$768,570
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales	$79,287	$86,920
Less:
Freight costs	12,830	11,590
Warehousing and handling costs	3,089	2,733
Cost of goods sold	56,431	56,245
Lower of cost or net realizable value inventory adjustments	503	—
Gross Margin	6,434	16,352

Selling and administrative	8,357	8,858
Accretion of asset retirement obligation	622	535
Impairment of long-lived assets	1,377	—
Loss on sale of assets	251	200
Other operating income	(1,132)	—
Other operating expense	1,265	1,385
Operating (Loss) Income	(4,306)	5,374

Other Income
Equity in earnings of unconsolidated entities	149	821
Interest income	244	85
Other income	8	13
(Loss) Income Before Income Taxes	(3,905)	6,293

Income Tax Benefit (Expense)	775	(1,787)
Net (Loss) Income	$(3,130)	$4,506

Weighted Average Shares Outstanding:
Basic	12,817	12,694
Diluted	12,817	12,875
(Loss) Earnings Per Share:
Basic	$(0.24)	$0.35
Diluted	$(0.24)	$0.35
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Three-Month Period Ended March 31, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(3,130)	(3,130)
Stock-based compensation	—	—	—	1,322	—	1,322
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	68,204	—	—	(633)	—	(633)
Balance, March 31, 2024	12,875,520	$13	$(22,012)	$666,326	$37,660	$681,987

	Three-Month Period Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	4,506	4,506
Stock-based compensation	—	—	—	1,746	—	1,746
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	72,168	—	—	(1,037)	—	(1,037)
Balance, March 31, 2023	12,759,990	$13	$(22,012)	$661,323	$80,969	$720,293
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(3,130)	$4,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,304	9,292
Accretion of asset retirement obligation	622	535
Amortization of deferred financing costs	75	75
Amortization of intangible assets	80	80
Stock-based compensation	1,322	1,746
Lower of cost or net realizable value inventory adjustments	503	—
Impairment of long-lived assets	1,377	—
Loss on disposal of assets	251	200
Allowance for parts inventory obsolescence	53	—
Equity in earnings of unconsolidated entities	(149)	(821)
Distribution of earnings from unconsolidated entities	—	320
Changes in operating assets and liabilities:
Trade accounts receivable, net	(19,749)	(12,474)
Other receivables, net	247	(92)
Inventory, net	10,835	7,645
Prepaid expenses and other current assets	922	250
Deferred tax assets, net	(789)	1,661
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(3,621)	(5,305)
Operating lease liabilities	(384)	(401)
Deferred other income	44,434	—
Other liabilities	(671)	1,232
Net cash provided by operating activities	41,532	8,449

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(11,673)	(21,039)
Purchase of investments	—	(956)
Proceeds from sale of assets	4,596	65
Proceeds from redemptions/maturities of investments	500	1,500
Net cash used in investing activities	(6,577)	(20,430)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	—	5,000
Repayments of short-term borrowings on credit facility	(4,000)	—
Payments of financing lease	(324)	(43)
Employee tax withholding paid for restricted stock upon vesting	(633)	(1,037)
Net cash (used in) provided by financing activities	(4,957)	3,920

Net Change in Cash, Cash Equivalents and Restricted Cash	29,998	(8,061)
Cash, Cash Equivalents and Restricted Cash, beginning of period	4,651	19,084
Cash, Cash Equivalents and Restricted Cash, end of period	$34,649	$11,023

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2024	2023

Supplemental disclosure of cash flow information
Net cash paid (received) during the period for:
Interest	$185	$59
Income taxes	$(3)	$9
Amounts included in the measurement of operating lease liabilities	$412	$460
Accrued purchases for property, plant, equipment, and mineral properties	$4,739	$7,410
Right-of-use assets exchanged for financing lease liabilities	$495	$1,677

See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1— COMPANY BACKGROUND
We are a diversified mineral company that delivers potassium, magnesium, sulfur, salt, and water products essential for customer success in agriculture, animal feed and the oil and gas industry. We are the only U.S. producer of muriate of potash (sometimes referred to as potassium chloride or potash), which is applied as an essential nutrient for healthy crop development, utilized in several industrial applications, and used as an ingredient in animal feed. In addition, we produce a specialty fertilizer, Trio®, which delivers three key nutrients, potassium, magnesium, and sulfate, in a single particle. We also provide water, salt, magnesium chloride, brine, and various oilfield products and services.
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
    We have permitted, licensed, declared, and partially adjudicated water rights in New Mexico that support our mining and industrial operations. Water that is not used to support our mining and industrial operations is primarily sold to support oil and gas development in the Permian Basin in New Mexico near our Carlsbad facilities. We continue to work to expand our water business. See Note 15—Commitments and Contingencies below for further information regarding our water rights.
We also operate certain land, water rights, grazing leases, and other related assets in southeast New Mexico. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights, to customers where such sales provide a solution to such customer's operations in the oil and gas industry.
We have three segments: potash, Trio®, and oilfield solutions. We account for sales of byproducts as revenue in the potash or Trio® segment based on which segment generates the byproduct. Intersegment sales prices are market based and are eliminated.
"Intrepid," "our," "we," or "us" means Intrepid Potash, Inc. and its consolidated subsidiaries.

Note 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation—Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). This new guidance: (i) introduces a requirement to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), (ii) extends certain annual disclosures to interim periods, (iii) clarifies disclosure requirements for single reportable segment entities, (iv) permits more than one measure of segment profit or loss to be reported under certain conditions, and (v) requires disclosure of the title and position of the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance applies retrospectively to all periods presented in the financial statements. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows, and financial condition.
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

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(3,130)	$4,506

Basic weighted-average common shares outstanding	12,817	12,694
Add: Dilutive effect of restricted stock	—	125
Add: Dilutive effect of stock options	—	56
Diluted weighted-average common shares outstanding	12,817	12,875

Basic	$(0.24)	$0.35
Diluted	$(0.24)	$0.35

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended March 31,
	2024	2023
Anti-dilutive effect of restricted stock	348	187

Anti-dilutive effect of stock options outstanding	273	156

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at March 31, 2024, and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$34,067	$10,451
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	557	547
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$34,649	$11,023

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the State of Utah, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Finished goods product inventory	$57,794	$66,033
In-process inventory	23,002	28,044
Total product inventory	80,796	94,077
Current parts inventory, net	21,753	20,175
Total current inventory, net	102,549	114,252
Long-term parts inventory, net	30,543	30,231
Total inventory, net	$133,092	$144,483

Parts inventory is shown net of estimated allowances for obsolescence of $1.0 million and $0.9 million as of March 31, 2024, and December 31, 2023, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$24,136	$24,136
Ponds and land improvements	91,984	91,333
Mineral properties and development costs	159,775	159,775
Buildings and plant	90,150	90,150
Machinery and equipment	299,403	297,494
Vehicles	7,435	7,332
Office equipment and improvements	10,159	10,150
Operating lease ROU assets	5,045	5,274
Breeding stock	293	315
Construction in progress	26,888	23,942
Total property, plant, equipment, and mineral properties, gross	$715,268	$709,901
Less: accumulated depreciation, depletion, and amortization	(360,459)	(351,652)
Total property, plant, equipment, and mineral properties, net	$354,809	$358,249

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the estimated fair value of the assets exceeded the net book value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the first quarter of 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $1.4 million in the first quarter of 2024.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation	$7,465	$7,727
Depletion	1,472	1,177
Amortization of right of use assets	367	388
Total incurred	$9,304	$9,292

Note 7 — OTHER LONG-TERM DEFERRED INCOME
Cooperative Development Agreement—In December 2023, we entered into the Third Amendment of Cooperative Development Agreement (the "Amendment") with XTO Holdings, LLC ("XTO Holdings") and XTO Delaware Basin LLC, as successors in interest to BOPCO, L.P. ("XTO Delaware Basin," and together with XTO Holdings, "XTO"). The Amendment had an effective date of January 1, 2024 ("Amendment Date"). The Amendment further amends that certain Cooperative Development Agreement, by and between us, BOPCO, L.P. and the other parties thereto, effective as of February 28, 2011 (as amended, including by the Amendment, the "CDA"), which was executed for the purpose of pursuing the cooperative development of potassium and oil and gas on certain lands. The Cooperative Development Agreement restricts and limits the rights of us and XTO, as successors in interest to BOPCO, L.P., to explore and develop their respective interests, including limitations on the locations of wells. Intrepid and XTO entered into the Amendment in an effort to further the cooperation, remove the restrictions and limitations, and allow for the efficient co-development of resources within the Designated Potash Area ("DPA") consistent with the United States Secretary of the Interior Order 3324.
Pursuant to the Amendment, among other things, we agreed to provide support to XTO's for development and operation of XTO's oil and gas interests withing the DPA. As consideration under the Amendment, XTO agreed to pay us an initial fee of $50.0 million (the "Initial Fee"). We received a partial payment of $5.0 million of the Initial Fee in December 2023, and we received payment of the remaining $45.0 million from XTO in January 2024.
The Amendment further provides that we shall receive an additional one-time payment equal to $50.0 million (the "Access Fee")," which XTO will pay within 90 days upon the earlier occurrence of (i) the approval of the first new or expanded drilling island within a specific area to be used by XTO or (ii) within seven years of the anniversary of the Amendment Date. XTO is also required to pay additional amounts to Intrepid as an "Access Realization Fee," up to a maximum of $100.0 million, (the "Access Realization Fee") in the event of certain additional drilling activities by XTO.
Because the cooperative development support we are providing under the Amendment is not an output of our ordinary business activities, ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") does not apply to the Amendment. However, we apply the principles in ASC 606 by analogy to determine amounts of other income to recognize.
Under ASC 606, we are required to identify the performance obligations in the Amendment and to determine the transaction price. The transaction price may include fixed consideration, variable consideration, or both. Variable consideration may only be included in the transaction price if it is probable that a significant reversal of amounts recognized will not occur (referred to as the variable consideration constraint). The Access Realization Fee is considered variable consideration.
Our performance obligation under the Amendment is to "stand-ready" to provide support to XTO, when and as needed, during the term of the Amendment. We estimate the transaction price to be $100.0 million, which is comprised of the $50.0 million Initial Fee and the $50.0 million Access Fee. We are not including any amounts of the Access Realization Fee in the transaction price because of the variable consideration constraint. Since our performance obligation is a "stand-ready" obligation, we are recognizing the transaction price on a straight-line basis over the term of the Amendment which ends on February 28, 2046.
For the three months ended March 31, 2024, we recorded other operating income of $1.1 million from the Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee we earned during the three months ended March 31, 2024 of $0.6 million, which is included in "Other Assets" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three months ended March 31, 2024, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of March 31, 2024, we had $2.3 million recorded in "Other current liabilities," and $47.2 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2023, we had $5.0 million recorded in "Other current liabilities," and zero recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

Note 8 — DEBT
    Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of March 31, 2024, borrowings under the credit facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended March 31, 2023, we made $5.0 million in borrowings, and we made no repayments under the revolving credit facility. As of March 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of March 31, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million for the three months ended March 31, 2024 and 2023.
    Amounts included in interest expense, net for the three months ended March 31, 2024, and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense on borrowings	$39	$22
Commitment fee on unused credit facility	57	56
Amortization of deferred financing costs	75	75
Gross interest expense	171	153
Less capitalized interest	(171)	(153)
Interest expense, net	$—	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at March 31, 2024, and December 31, 2023. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of March 31, 2024, the weighted average amortization period for the other intangible assets was approximately 15.0 years. At March 31, 2024, and December 31, 2023, these intangible assets had a net book value of $4.8 million and $4.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 10— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $34.1 million and $4.1 million at March 31, 2024, and December 31, 2023, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

Note 11 — ASSET RETIREMENT OBLIGATION
We recognize an estimated liability for future costs associated with the abandonment and reclamation of our mining properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded as the mining operations occur or the assets are acquired.
Our asset retirement obligation is based on the estimated cost to close and reclaim the mining operations, the economic life of the properties, and federal and state regulatory requirements. The liability is discounted using credit adjusted risk-free rate estimates at the time the liability is incurred or when there are upward revisions to estimated costs. The credit adjusted risk-free rates used to discount our reclamation liabilities range from 6.9% to 12.0%. Revisions to the liability occur due to construction of new or expanded facilities, changes in estimated closure costs or economic lives, or to reflect new federal or state rules, regulations, or requirements regarding the closure or reclamation of mines.
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset retirement obligation, at beginning of period	$30,359	$26,864
Liabilities settled	—	—
Liabilities incurred	—	—
Accretion of discount	622	535
Total asset retirement obligation, at end of period	$30,981	$27,399
Less current portion of asset retirement obligation	$(282)	$(300)
Long-term portion of asset retirement obligation	$30,699	$27,099

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2024.

Note 12 — REVENUE
    Revenue Recognition—We account for revenue in accordance with ASC 606. Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect in exchange for those goods or services. The timing of revenue recognition, billings, and cash collection may result in contract assets or contract liabilities.

Contract Balances: As of March 31, 2024, and December 31, 2023, we had a total of $2.6 million and $2.3 million of contract liabilities, respectively, of which $1.4 million and $1.0 million were current as of March 31, 2024, and December 31, 2023, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three months ended March 31, 2024, and 2023 is shown below (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,303	$2,374
Additions	592	145
Recognized as revenue during period	(328)	(245)
Ending Balance	$2,567	$2,274

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three months ended March 31, 2024, and 2023. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended March 31, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$32,412	$—	$—	$(100)	$32,312
Trio®	—	36,284	—	—	36,284
Water	—	—	2,169	—	2,169
Salt	3,144	203	—	—	3,347
Magnesium Chloride	419	—	—	—	419
Brine Water	1,583	—	1,127	—	2,710
Other	18	—	2,028	—	2,046
Total Revenue	$37,576	$36,487	$5,324	$(100)	$79,287

	Three Months Ended March 31, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$47,155	$—	$—	$(101)	$47,054
Trio®	—	29,053	—	—	29,053
Water	80	1,048	1,619	—	2,747
Salt	3,043	173	—	—	3,216
Magnesium Chloride	1,137	—	—	—	1,137
Brine Water	1,082	—	822	—	1,904
Other	—	—	1,809	—	1,809
Total Revenue	$52,497	$30,274	$4,250	$(101)	$86,920

Note 13 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. At March 31, 2024, approximately 0.9 million shares remained available for issuance under the Plan.
    In March 2024, the Compensation Committee granted an aggregate of 143,730 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In March 2023, the Compensation Committee granted an aggregate of 225,117 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition.
As of March 31, 2024, the following awards were outstanding under the Plan (in thousands):

Outstanding as of March 31, 2024
Restricted Shares	377

Non-qualified Stock Options	273

    Total share-based compensation expense was $1.3 million and $1.7 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, we had $6.8 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Current portion of income tax expense	$14	$126
Deferred portion of income tax (benefit) expense	(789)	1,661
Total income tax (benefit) expense	$(775)	$1,787

    Our effective tax rate for the three months ended March 31, 2024 was 19.8%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the first three months of 2024 for the deduction for stock compensation. Our effective tax rate for the three months ended March 31, 2023 was 28.4% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for the officers' compensation deduction.

Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of March 31, 2024, and December 31, 2023, we had $26.9 million and $26.8 million, respectively, of security placed principally with the State of Utah and the Bureau of Land Management ("BLM") for eventual reclamation of our various facilities. As of March 31, 2024, $0.5 million consisted of long-term restricted cash deposits and $26.4 million was secured by surety bonds issued by an insurer. As of December 31, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.3 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer.

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
Water Rights and Other Legal Contingencies
On March 17, 2022, following an expedited inter se proceeding, a court entered a subfile order and partial final judgment and decree ("Order") determining the validity of our claim to 20,000 acre feet of Pecos River surface water rights. The Order found that our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024, where it is still currently being briefed for the court's determination.
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
    We have estimated contingent liabilities recorded in "Other current liabilities" on the condensed consolidated balance sheets of $2.5 million as of March 31, 2024, mainly related to the potential underpayment of royalties from 2012 to 2016. As of December 31, 2023, we had $3.4 million in contingent liabilities mainly related to the potential underpayment of royalties from 2012 to 2016 and potential royalties on water revenues in 2019 to 2022. During the three months ended March 31, 2024, we paid $1.9 million to the New Mexico State Land Office to resolve the matter related to potential royalties on water revenues from 2019 to 2022.

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

Cash Equivalents—As of March 31, 2024, we had no cash equivalents. As of December 31, 2023, we had cash equivalents of $0.5 million.
Held-to-Maturity Investments—As of March 31, 2024, and December 31, 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$994	$—	$(6)	$988
Government bonds	1,977	—	(13)	1,964
Total	$2,971	$—	$(19)	$2,952
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	475	—	(2)	473
Total	$475	$—	$(2)	$473

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$991	$—	$(9)	$982
Government bonds	1,979	—	(13)	1,966
Total	$2,970	$—	$(22)	$2,948
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	954	1	(4)	951
Total	$954	$1	$(4)	$951
Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, we had $3.4 million and $3.9 million in held-to-maturity debt investment securities, respectively. As of March 31, 2024, our long-term held-to-maturity investments mature in less than 2 years.
Equity Investments without a Readily Determinable Fair Value—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We account for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment. As of March 31, 2024, and December 31, 2023, we had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We include this investment in "Long-term investments" on the Condensed Consolidated Balance Sheets.
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

Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of March 31, 2024, and December 31, 2023. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, and March 31, 2023, our proportional share of Ovation's net income was $0.1 million and $0.8 million, respectively.

Note 17 — BUSINESS SEGMENTS
    Our operations are organized into three segments: potash, Trio® and oilfield solutions. We determine reportable segments based on several factors including the types of products and services sold, production processes, markets served and the financial information available for our CODM. We evaluate performance based on the gross margins of the respective business segments and do not allocate corporate selling and administrative expenses, among others, to the respective segments.
Intersegment sales prices are market-based and are eliminated in the "Other" column. Information for each segment is provided in the tables that follow (in thousands).

Three Months Ended March 31, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$37,576	$36,487	$5,324	$(100)	$79,287
Less: Freight costs	3,956	8,974	—	(100)	12,830
Warehousing and handling costs	1,727	1,362	—	—	3,089
Cost of goods sold	25,816	27,291	3,324	—	56,431
Lower of cost or net realizable value inventory adjustments	503	—	—	—	503
Gross Margin (Deficit)	$5,574	$(1,140)	$2,000	$—	$6,434
Depreciation, depletion, and amortization incurred[1]	$6,971	$884	$1,071	$458	$9,384

Three Months Ended March 31, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$52,497	$30,274	$4,250	$(101)	$86,920
Less: Freight costs	5,005	6,686	—	(101)	11,590
Warehousing and handling costs	1,480	1,253	—	—	2,733
Cost of goods sold	31,584	20,883	3,778	—	56,245
Gross Margin	$14,428	$1,452	$472	$—	$16,352
Depreciation, depletion, and amortization incurred[1]	$7,051	$1,206	$907	$208	$9,372
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.

The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Total sales for reportable segments	$79,387	$87,021
Elimination of intersegment sales	(100)	(101)
Total consolidated sales	$79,287	$86,920

Total gross margin for reportable segments	$6,434	$16,352
Elimination of intersegment sales	(100)	(101)
Elimination of intersegment expenses	100	101
Unallocated amounts:
Selling and administrative	8,357	8,858
Impairment of long-lived assets	1,377	—
Loss on disposal of assets	251	200
Accretion of asset retirement obligation	622	535
Other operating income	(1,132)	—
Other operating expense	1,265	1,385
Equity in earnings of unconsolidated entities	(149)	(821)
Interest income	(244)	(85)
Other non-operating income	(8)	(13)
(Loss) income before income taxes	$(3,905)	$6,293
Total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.

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
•our reliance on key personnel, including our ability to identify, recruit, and retain key personnel;
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
•the impact of global health issues, such as the COVID-19 pandemic, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and
•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
    We have permitted, licensed, declared, and partially adjudicated water rights in New Mexico under which we sell water primarily to support oil and gas development in the Permian Basin near our Carlsbad facilities. In May 2019, we acquired certain land, water rights, grazing leases, and other related assets from Dinwiddie Cattle Company. We refer to these assets and operations as "Intrepid South." Due to the strategic location of Intrepid South, part of our long-term operating strategy is selling small parcels of land, including restricted use agreements of surface or subsurface rights to customers, where such sales provide a solution to customers' operations in the oil and gas industry.
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
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $395 for the three months ended March 31, 2024, compared to $485 for the same period in 2023. Sales volume declined 17% in the first quarter of 2024 compared to the same period in 2023 as we had less inventory to sell because of lower production at our HB and Wendover facilities. In January 2024, a winter-fill agricultural potash program was announced decreasing the list price to $385 per ton in January 2024 during a ten-day order window, before the list price increased by $30 per ton. We saw a good response to the program and captured a portion of the price increase as customers placed additional orders towards the end of the first quarter.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) decreased to $300 for the three months ended March 31, 2024, compared to $344 in 2023. Sales volumes increased 40% in the first quarter of 2024 compared to the same period in 2023 as stable potash price levels and improving sulfate values led to strong demand from historical customers. In response to the strong demand during the first quarter, we increased our Trio® pricing $25 per ton and expect to capture the majority of that increase in the second quarter.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the first quarter of 2024, total water sales were $2.2 million compared to $2.7 million during the same period of 2023. Water sales decreased compared to the prior year due to less water sold from our Caprock water rights.
    See Note 14 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $5.4 million during the first quarter of 2024, compared to $6.6 million for the same period of 2023 as increased brine sales were offset by decreased sales of magnesium chloride and water.
• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:

–We substantially completed the replacement extraction well at our HB Solar Solution Mine, IP30B, in April 2024 and expect the well will be commissioned in the second quarter of 2024. This new extraction well is designed to have a long-term operational life and will initially target approximately 330 million gallons of high-grade brine from the Eddy Cavern at HB, with this additional brine being at lower depths than the Eddy Shaft project can access.
–Phase Two of the HB Injection Pipeline Project is the installation of an in-line pigging system to clean the pipeline and remove scaling to help ensure more consistent flow rates. We have received all permits and started construction in April 2024 with commissioning expected in the third quarter of 2024. Upon Phase Two commissioning, we expect our brine injection rates to be the highest in company history, which is key for maximizing brine availability and residence time.
–We continue to progress on a new primary pond in Wendover to increase the brine evaporative area, which will result in two primary ponds when complete. Similar to our caverns at Moab and HB, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing brine grade, and improving production. We expect this project to be commissioned in the second quarter of 2024.

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

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended March 31,
	2024	2023
Sales[1]	$79,287	$86,920

Cost of goods sold	$56,431	$56,245

Gross Margin	$6,434	$16,352

Selling and administrative	$8,357	$8,858

Net (Loss) Income	$(3,130)	$4,506

Average net realized sales price per ton[2]
Potash	$395	$485
Trio®	$300	$344
1Sales include sales of byproducts which were $5.4 million and $6.6 million for the three months ended March 31, 2024, and 2023, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended March 31, 2024, and 2023
Sales
Our total sales for the first quarter of 2024 decreased $7.6 million, or 9%, compared to the first quarter of 2023, as potash segment sales decreased $14.9 million, or 28%, partially offset by a $6.2 million, or 21%, increase in Trio® segment sales and a $1.1 million, or 25%, increase in oilfield solutions segment sales.
Our total potash segment sales decreased $14.9 million for the first quarter of 2024 compared to the first quarter of 2023, as potash sales decreased $14.7 million and potash segment byproduct revenues decreased $0.2 million. Our average net realized sales price per potash ton decreased 19%, and we sold 17% fewer tons. We saw good potash demand during the first quarter of 2024 as farmers look to maximize crop yields to capitalize on continued supportive crop commodity prices. However, potash tons sold decreased compared to the prior year because we had fewer tons of potash available to sell due to decreased potash production from our HB and Wendover facilities.
Our Trio® segment sales increased $6.2 million in the first quarter of 2024, compared to the first quarter of 2023, as Trio® sales increased $7.2 million, or 25%, partially offset by a $1.0 million decrease in Trio® segment byproduct water sales. We sold 40% more tons of Trio® in the first quarter of 2024, compared to the first quarter of 2023, partially offset by a 13% decrease in our Trio® average net realized sales price per ton. Our Trio® tons sold increased during the first quarter of 2024, compared to the first quarter of 2023, as we sold more Trio® tons domestically and internationally. We sold less Trio® segment byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, increased $1.1 million, or 25%, in the first quarter of 2024, compared to the first quarter of 2023, mainly driven by a $0.6 million increase in water sales, a $0.3 million increase in brine water sales, and a $0.2 million increase in other products and services. Continued robust oil and gas activity near Intrepid South has driven strong demand for products and services offered through our oilfield solutions segment.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $1.2 million in the first quarter of 2024, compared to the first quarter of 2023, due to a decrease in byproduct water sales. We did not sell any byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.

Cost of Goods Sold
Our total cost of goods sold increased $0.2 million during the first quarter of 2024, compared to the first quarter of 2023. Our Trio® cost of goods sold increased $6.4 million, partially offset by a decrease of $5.8 million in our potash cost of goods sold and a $0.5 million decrease in our oilfield solutions cost of goods sold.
Our potash segment cost of goods sold decreased $5.8 million, or 18%, mainly due to selling 17% fewer tons in the first quarter of 2024, compared to the first quarter of 2023. In addition, our beginning 2024 weighted average carrying cost per ton was reduced by the lower of cost or net realizable value inventory adjustment that was recorded during the fourth quarter of 2023.
Our Trio® segment cost of goods sold increased $6.4 million, or 31%, during the first quarter of 2024, compared to the first quarter of 2023, mainly due to selling 40% more tons of Trio®. Our cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we stopped operating an additional underground shift in early 2024 at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the first quarter of 2024, compared to the first quarter of 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $0.5 million, or 12%, during the first quarter of 2024, compared to the first quarter of 2023, mainly due to a decrease in contract labor expenses.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the first quarter of 2024, we incurred $0.5 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected selling price for those products. We did not incur any lower of cost or net realizable value inventory adjustments in the first quarter of 2023.
Gross Margin
During the first quarter of 2024, we generated gross margin of $6.4 million compared to gross margin of $16.4 million during the first quarter of 2023. As discussed above, our gross margin decreased due to the lower average net realized sales price per ton for potash and Trio® products. In addition, we sold fewer tons of potash in the first quarter of 2024, compared to the first quarter of 2023.
Selling and Administrative Expense
    During the first quarter of 2024, selling and administrative expenses decreased 6% compared to the first quarter of 2023, mainly due to a decrease in share-based compensation expense.
Income Tax Expense
    During the first quarter of 2024, we incurred income tax benefit of $0.8 million, compared to income tax expense of $1.8 million during the first quarter of 2023, as we incurred a net loss during the first quarter of 2024, compared to net income in the first quarter of 2023.
Net Income
    We generated a net loss of $3.1 million during the first quarter of 2024, compared to net income of $4.5 million for the first quarter of 2023, due to the factors discussed above.

Potash Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2024	2023
Sales[1]	$37,576	$52,497
Less: Freight costs	3,956	5,005
Warehousing and handling costs	1,727	1,480
Cost of goods sold	25,816	31,584
Lower of cost or net realizable value inventory adjustments	503	—
Gross Margin	$5,574	$14,428
Depreciation, depletion, and amortization incurred[2]	$6,971	$7,051

Potash sales volumes (in tons)	74	89
Potash production volumes (in tons)	87	90

Average potash net realized sales price per ton[3]	$395	$485
1 Sales include sales of byproducts which were $5.2 million and $5.3 million for the three months ended March 31, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2024, and 2023
Our total sales in the potash segment decreased $14.9 million in the first quarter of 2024, compared to the first quarter of 2023, as potash sales recorded in the potash segment decreased $14.7 million, or 31%, and potash segment byproduct sales decreased $0.2 million. Our potash sales decreased in the first quarter of 2024, compared to the first quarter of 2023, as our average net realized sales price per ton decreased 19%, and we sold 17% fewer tons. We sold fewer tons of potash in the first quarter of 2024, compared to the first quarter of 2023, as we had fewer tons of potash to sell due to lower potash production from our HB and Wendover facilities. Byproduct sales were similar to the prior year period as a $0.7 million decrease in magnesium chloride sales was mostly offset by a $0.5 million increase in brine sales. Magnesium chloride sales declined due to mild winter weather which decreased demand for our de-icing product. Brine sales increased as we sold more barrels at a higher average price compared to the prior year due to continued oilfield activity near our mines.
Potash segment freight expense decreased 21% in the first quarter of 2024, compared to the first quarter of 2023, as we sold 17% fewer tons of potash. Our potash freight expense is further impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 18% in the first quarter of 2024, compared to the first quarter of 2023, as we sold 17% fewer tons of potash. In addition, our beginning 2024 weighted average carrying cost per ton was reduced by the lower of cost or net realizable value inventory adjustment that was recorded during the fourth quarter of 2023.
During the first quarter of 2024, we recorded lower of cost or net realizable value inventory adjustments of $0.5 million as our weighted average carrying cost per ton for certain inventoried potash products was higher than our expected selling price per ton for those products. We did not record any lower of cost or net realized value inventory adjustments in the first quarter of 2023.
Our potash segment gross margin decreased $8.9 million in the first quarter of 2024, compared to the first quarter of 2023, due to the factors discussed above.

Additional Information Relating to Potash
The table below shows our potash sales mix for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Agricultural	79%	82%
Industrial	3%	2%
Feed	18%	16%

Trio® Segment

	Three Months Ended March 31,
(in thousands, except per ton amounts)	2024	2023
Sales[1]	$36,487	$30,274
Less: Freight costs	8,974	6,686
Warehousing and handling costs	1,362	1,253
Cost of goods sold	27,291	20,883
Gross (Deficit) Margin	$(1,140)	$1,452
Depreciation, depletion, and amortization incurred[2]	$884	$1,206

Sales volumes (in tons)	91	65
Production volumes (in tons)	54	49

Average Trio® net realized sales price per ton[3]	$300	$344
1 Sales include sales of byproducts which were $0.2 million and $1.2 million for the three months ended March 31, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended March 31, 2024, and 2023
Trio® segment sales increased 21% during the first quarter of 2024, compared to the first quarter of 2023. Trio® sales increased $7.2 million, partially offset by a decrease of $1.0 million in our Trio® segment byproduct sales. Trio® sales increased primarily due to a 40% increase in Trio® tons sold, partially offset by a 13% decrease in our average net realized sales price per ton. Sales volumes increased during the first quarter of 2024, compared to the first quarter of 2023 as customers saw good value for Trio® relative to current crop prices. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased since the peak prices realized during the second quarter of 2022, as potassium fertilizer supplies improved.
Our Trio® segment byproduct sales decreased $1.0 million in the first quarter of 2024, compared to the first quarter of 2023, due to a decrease in Trio® segment byproduct water sales. We sold less byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights. Generally, we source our water sales closer to the location where the customer needs the water to minimize water transfer costs.
Trio® freight costs increased 34%, as we sold 40% more Trio® tons in the first quarter of 2024, compared to the first quarter of 2023. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 31% in the first quarter of 2024, compared to the first quarter of 2023, mainly due to selling 40% more tons of Trio®. Our cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we moved to a reduced operating schedule at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the first quarter of 2024, compared to the first quarter of 2023, which lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in tons produced decreases our per ton production costs.
Our Trio® segment experienced a gross deficit of $1.1 million in the first quarter of 2024, compared to gross margin of $1.5 million in the first quarter of 2023, mainly due to the decrease in average net realized sales price per Trio® ton.

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the estimated fair value of the assets exceeded the net book value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the first quarter, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and we recorded an additional impairment of $1.4 million in the first quarter of 2024. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in the future periods for our Trio® segment assets that we will likely have to impair.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three months ended March 31, 2024, and 2023.

	United States	Export
For the Three Months Ended March 31, 2024	89%	11%

For the Three Months Ended March 31, 2023	90%	10%

Oilfield Solutions Segment

	Three Months Ended March 31,
(in thousands)	2024	2023
Sales	$5,324	$4,250
Cost of goods sold	3,324	3,778
Gross Margin	$2,000	$472
Depreciation, depletion, and amortization incurred	$1,071	$907

Three Months Ended March 31, 2024, and 2023
    Our oilfield solutions segment sales increased $1.1 million in the first quarter of 2024, compared to the first quarter of 2023, due to a $0.6 million increase in water sales, a $0.3 million increase in brine water sales, and a $0.2 million increase in other oilfield solution products and services. Our water sales increased compared to the prior year period due to increased sales of water on our South ranch. Our brine water sales and sales of other oilfield solutions segments products and services increased due to continued strong demand from oil and gas operators in the Permian Basin near Intrepid South.
    Our cost of goods sold decreased $0.5 million, or 12%, in the first quarter of 2024, compared to the first quarter of 2023, due to using less contract labor. In the first quarter of 2023, we used contract labor to complete various projects at Intrepid South.
Gross margin for the first quarter of 2024 increased $1.5 million compared to the first quarter of 2023, due to the factors discussed above.

Specific Factors Affecting Our Results
Sales
    Our gross sales are derived from the sales of potash, Trio®, water, salt, magnesium chloride, brine water, and various other products and services offered to oil and gas producers. Total sales are determined by the quantities of products we sell and the sales prices we realize. For potash, Trio®, and salt, we quote prices to customers both on a delivered basis and on the basis of pick-up at our plants and warehouses. We incur freight costs on most of our potash, Trio® and salt sales, but some customers arrange and pay for their own freight directly. When we arrange and pay for freight, our quotes and billings are based on expected freight costs to the points of delivery. When we calculate our potash and Trio® average net realized sales price per ton, we deduct any freight costs included in sales before dividing by the number of tons sold. We believe the deduction of freight costs provides a more representative measure of our performance in the market due to variations caused by ongoing changes in the proportion of customers paying for their own freight, the geographic distribution of our products, and freight rates. Freight rates have been increasing, and if we are unable to pass the increased freight costs on to the customer, our average net realized sales price per ton is negatively affected. We manage our sales and marketing operations centrally and we work to achieve the highest average net realized sales price per ton we can by evaluating the product needs of our customers and associated logistics and then determining which of our production facilities can best satisfy these needs.
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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. Our average royalty rate was 4.9% for the three months ended March 31, 2024, and 2023.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the three months ended March 31, 2024 was 19.8%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for stock compensation. Our effective tax rate for the three months ended March 31, 2023 was 28.4% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for the officers' compensation deduction.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the three months ended March 31, 2024, we incurred approximately $0.8 million of deferred income tax benefit and a minimal amount of current income tax expense. Our current income tax expense is less than the total tax benefit due to the utilization of net operating losses. For the three months ended March 31, 2023, we incurred income tax expense of $1.8 million.
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

Capital Investments
    During the first quarter of 2024, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $11.7 million.
We expect to make capital investments in 2024 of $40 million to $50 million. We anticipate spending approximately $20 million to $25 million on sustaining capital in 2024 with the remainder of our estimated spending on opportunity projects, which include the completion of phase two of our new HB injection pipeline project, a new extraction well at our HB mine, and a new primary pond at our Wendover facility. We may adjust our investment plans as our expectations for 2024 change. We anticipate our 2024 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $34.1 million, compared to $4.1 million at December 31, 2023. The increase in our cash balance during the first three months of 2024 was driven mainly by a $45 million cash payment received under the cooperative development agreement with XTO, partially offset by $11.7 million in capital expenditures and a $4.0 million repayment of borrowings under our revolving credit facility.
Our operations have primarily been funded from cash on hand, cash generated by operations, borrowings under our revolving credit facility, and proceeds from debt and equity offerings. We continue to monitor our future sources and uses of cash and anticipate that we may adjust our capital allocation strategies when, and as determined by our Board of Directors. We may, at any time we deem conditions favorable, attempt to improve our liquidity position by accessing debt or equity markets in accordance with our existing debt agreements. We also may attempt to raise capital in the future through the issuance of additional equity or debt securities, subject to prevailing market conditions. However, there is no assurance that we will be able to successfully raise additional capital on acceptable terms or at all. With our current cash on hand, the remaining availability under our credit facility, and the expected cash generated from operations, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
The following summarizes our cash flow activity for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities	$41,532	$8,449
Cash flows used in investing activities	$(6,577)	$(20,430)
Cash flows (used in) provided by financing activities	$(4,957)	$3,920

Operating Activities
Net cash provided by operating activities through March 31, 2024, was $41.5 million, an increase of $33.1 million compared with the first three months of 2023, mainly due to a $45 million cash payment received under the cooperative development agreement with XTO, partially offset by the decrease in sales during the first quarter of 2024, compared to the first quarter of 2023.
Investing Activities
    Net cash used in investing activities decreased by $13.9 million in the first three months of 2024, compared with the same period in 2023 due to a decrease in capital spending and proceeds received for the sale of water recycling equipment.
Financing Activities

Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of March 31, 2024, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended March 31, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended March 31, 2023, we made $5.0 million in borrowings, and we made no repayments under the revolving credit facility. As of March 31, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of March 31, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
    As of April 30, 2024, we had approximately $48.8 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of April 30, 2024.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the three months ended March 31, 2024, we did not repurchase any shares under the share repurchase program.

Critical Accounting Policies and Estimates
    Our Annual Report on Form 10-K for the year ended December 31, 2023, describes the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have not made any significant changes to our critical accounting policies since December 31, 2023.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$37,576	$36,487	$52,497	$30,274
Less: Segment byproduct sales	5,164	203	5,342	1,221
Freight costs	3,146	8,974	3,992	6,685
Subtotal	$29,266	$27,310	$43,163	$22,368

Divided by:
Tons sold	74	91	89	65
Average net realized sales price per ton	$395	$300	$485	$344

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2023, describes our exposure to market risk. There have been no significant changes to our market risk exposure since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal financial officer and acting principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal financial officer and acting principal executive officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
    Our management, including our principal financial officer and acting principal executive officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intrepid have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
    For information regarding litigation, other disputes and regulatory proceedings see Part I - Item1. Financial Statements, Note 15 - Commitments and Contingencies.

ITEM 1A.RISK FACTORS
    Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. These risks and uncertainties are described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes to these risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023.
We rely on our management personnel (including our directors) for the development and execution of our business strategy, and the loss of one or more members of our management team could harm our business.
Our management personnel have significant relevant industry and company-specific experience. Our senior management team has developed and implemented first-of-their-kind processes and other innovative ideas that are important to our business. Our success depends, in part, upon the performance and continued services of our senior leadership team, including our directors. We do not currently maintain "key person" life insurance on any of our management personnel.
On April 16, 2024, our Board granted Robert P. Jornayvaz III, our Executive Chairman of the Board and Chief Executive Officer, a temporary medical leave of absence, effective immediately, as he recovers from an accident. In connection with Mr. Jornayvaz’s medical leave, the Board temporarily delegated all responsibilities of the Chairman of the Board to Barth Whitham, Lead Director. In addition, the Board appointed Matthew D. Preston, the Company’s Chief Financial Officer, as acting principal executive officer of the Company. The Board also appointed Hugh E. Harvey, our co-founder with Mr. Jornayvaz, to serve as a Class III director on the Board.
Disruption to our organization as a result of leadership changes could have a material adverse effect on our business, financial condition and results of operations. If our leadership team fails to perform effectively or if we fail to attract or retain key executives, senior management or other key employees, our business, financial condition or results of operations could be harmed. The loss or inability to retain these individuals could disrupt our operations, and we may be unable to achieve our business strategies and grow effectively. To execute our business plans and strategies, we must also continue to attract and retain highly qualified personnel and we may incur significant costs, including stock-based compensation expense, to do so.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
January 1, 2023 through January 31, 2024	—	—	—	$12,987,860
February 1, 2024 through February 29, 2024	—	—	—	12,987,860
March 1, 2024 through March 31, 2024	31,843	$19.89	—	12,987,860
Total	31,843	$19.89	—	$12,987,860
1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the first quarter of 2024, and we may suspend or discontinue the share repurchase program at any time.

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
    Our East, West, and North facilities in New Mexico are subject to regulation under the Federal Mine Safety and Health Act of 1977 and the New Mexico Bureau of Mine Safety. MSHA inspects these facilities on a regular basis and issues various citations and orders when it believes a violation has occurred under federal law. Exhibit 95.1 to this Quarterly Report on Form 10-Q provides the information concerning mine safety violations and other regulatory matters required by SEC rules. Our Utah and HB facilities are subject to regulation by the Occupational Health and Safety Administration and, therefore, are not required to be included in the information provided in Exhibit 95.1.

ITEM 5.OTHER INFORMATION
    On March 25, 2024, Robert P. Jornayvaz III, our Chief Executive Officer and Chairman of the Board, entered into a pre-arranged stock trading plan (the "Jornayvaz 10b5-1 Trading Agreement"). The Jornayvaz 10b5-1 Trading Agreement provides for the sale of up to 315,000 shares of the Company's common stock between June 24, 2024 to June 24, 2025. Further, the Jornayvaz 10b5-1 Trading Agreement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Other than the above, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Financial Officer and Acting Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Financial Officer and Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: May 9, 2024	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer and Acting Principal Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: May 9, 2024	/s/ Cris Ingold
Cris Ingold - Chief Accounting Officer (Principal Accounting Officer)