Form 10-Q
period 2024-06-30
Intrepid Potash, Inc.
filed 2024-08-06
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	June 30, 2024
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of July 31, 2024, the registrant had outstanding 13,281,455 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$51,663	$4,071
Short-term investments	2,464	2,970
Accounts receivable:
Trade, net	21,617	22,077
Other receivables, net	1,679	1,470
Inventory, net	101,932	114,252
Prepaid expenses and other current assets	3,832	7,200
Total current assets	183,187	152,040

Property, plant, equipment, and mineral properties, net	354,294	358,249
Water rights	19,184	19,184
Long-term parts inventory, net	30,899	30,231
Long-term investments	5,090	6,627
Other assets, net	9,000	8,016
Non-current deferred tax asset, net	195,337	194,223
Total Assets	$796,991	$768,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,173	$12,848
Accrued liabilities	11,310	14,061
Accrued employee compensation and benefits	6,856	7,254
Other current liabilities	8,100	12,401
Total current liabilities	33,439	46,564

Advances on credit facility	—	4,000
Asset retirement obligation, net of current portion	31,321	30,077
Operating lease liabilities	345	741
Finance lease liabilities	1,428	1,451
Deferred other income, long-term	46,617	—
Other non-current liabilities	1,593	1,309
Total Liabilities	114,743	84,142
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,908,078 and 12,807,316 shares outstanding
at June 30, 2024, and December 31, 2023, respectively	14	13
Additional paid-in capital	667,419	665,637
Retained earnings	36,827	40,790
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	682,248	684,428
Total Liabilities and Stockholders' Equity	$796,991	$768,570
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$62,055	$81,035	$141,342	$167,955
Less:
Freight costs	9,423	10,516	22,253	22,106
Warehousing and handling costs	2,586	2,801	5,675	5,534
Cost of goods sold	41,070	52,336	97,501	108,581
Lower of cost or net realizable value inventory adjustments	1,352	—	1,855	—
Gross Margin	7,624	15,382	14,058	31,734

Selling and administrative	7,937	7,948	16,294	16,806
Accretion of asset retirement obligation	622	535	1,244	1,070
Impairment of long-lived assets	831	—	2,208	—
Loss (gain) on sale of assets	241	(7)	492	193
Other operating income	(1,266)	(439)	(2,659)	(730)
Other operating expense	887	77	2,413	1,753
Operating (Loss) Income	(1,628)	7,268	(5,934)	12,642

Other Income
Equity in (loss) earnings of unconsolidated entities	(116)	(1,059)	33	(238)
Interest income	547	76	791	161
Other income	60	43	68	56
(Loss) Income Before Income Taxes	(1,137)	6,328	(5,042)	12,621

Income Tax Benefit (Expense)	304	(2,023)	1,079	(3,810)
Net (Loss) Income	$(833)	$4,305	$(3,963)	$8,811

Weighted Average Shares Outstanding:
Basic	12,886	12,766	12,852	12,730
Diluted	12,886	12,855	12,852	12,865
(Loss) Earnings Per Share:
Basic	$(0.06)	$0.34	$(0.31)	$0.69
Diluted	$(0.06)	$0.33	$(0.31)	$0.68
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Six-Month Period Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(3,963)	(3,963)
Stock-based compensation	—	—	—	2,557	—	2,557
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248

	Three-Month Period Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2024	12,875,520	$13	$(22,012)	$666,326	$37,660	$681,987
Net loss	—	—	—	—	(833)	(833)
Stock-based compensation	—	—	—	1,235	—	1,235
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	32,558	1	—	(142)	—	(141)
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248

	Six-Month Period Ended June 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	8,811	8,811
Stock-based compensation	—	—	—	3,549	—	3,549
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	101,504	—	—	(1,337)	—	(1,337)
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101

	Three-Month Period Ended June 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2023	12,759,990	$13	$(22,012)	$661,323	$80,969	$720,293
Net income	—	—	—	—	4,305	4,305
Stock-based compensation	—	—	—	1,803	—	1,803
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	29,336	—	—	(300)	—	(300)
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101
See accompanying notes to these condensed consolidated financial statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(3,963)	$8,811
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,898	18,183
Accretion of asset retirement obligation	1,244	1,070
Amortization of deferred financing costs	151	151
Amortization of intangible assets	164	161
Stock-based compensation	2,557	3,549
Lower of cost or net realizable value inventory adjustments	1,855	—
Impairment of long-lived assets	2,208	—
Loss on disposal of assets	492	193
Allowance for parts inventory obsolescence	472	—
Equity in (earnings) loss of unconsolidated entities	(33)	238
Distribution of earnings from unconsolidated entities	—	452
Changes in operating assets and liabilities:
Trade accounts receivable, net	459	2,917
Other receivables, net	(250)	(959)
Inventory, net	9,326	10,763
Prepaid expenses and other current assets	2,275	906
Deferred tax assets, net	(1,114)	3,676
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	(6,892)	(8,132)
Operating lease liabilities	(740)	(809)
Deferred other income	43,872	—
Other liabilities	(703)	(2,222)
Net cash provided by operating activities	69,278	38,948

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(22,974)	(41,934)
Purchase of investments	—	(1,415)
Proceeds from sale of assets	4,651	89
Proceeds from redemptions/maturities of investments	1,500	4,000
Other investing, net	416	508
Net cash used in investing activities	(16,407)	(38,752)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	—	5,000
Repayments of short-term borrowings on credit facility	(4,000)	(5,000)
Payments of financing lease	(500)	(210)
Employee tax withholding paid for restricted stock upon vesting	(775)	(1,337)
Net cash used in financing activities	(5,275)	(1,547)

Net Change in Cash, Cash Equivalents and Restricted Cash	47,596	(1,351)
Cash, Cash Equivalents and Restricted Cash, beginning of period	4,651	19,084

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2024	2023
Cash, Cash Equivalents and Restricted Cash, end of period	$52,247	$17,733

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$286	$173
Income taxes	$5	$265
Amounts included in the measurement of operating lease liabilities	$792	$904
Accrued purchases for property, plant, equipment, and mineral properties	$2,645	$7,257
Right-of-use assets exchanged for operating lease liabilities	$—	$48
Right-of-use assets exchanged for financing lease liabilities	$495	$2,571

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
Pronouncements Issued But Not Yet Adopted—In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the guidance and expect it to only impact disclosures with no impact to results of operations, cash flows and financial condition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(833)	$4,305	$(3,963)	$8,811

Basic weighted-average common shares outstanding	12,886	12,766	12,852	12,730
Add: Dilutive effect of restricted stock	—	53	—	89
Add: Dilutive effect of stock options	—	36	—	46
Diluted weighted-average common shares outstanding	12,886	12,855	12,852	12,865

Basic	$(0.06)	$0.34	$(0.31)	$0.69
Diluted	$(0.06)	$0.33	$(0.31)	$0.68

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive effect of restricted stock	391	302	368	245

Anti-dilutive effect of stock options outstanding	273	207	273	182

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the condensed consolidated statements of cash flows are included in the following accounts at June 30, 2024, and 2023 (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$51,663	$17,158
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	559	550
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$52,247	$17,733

Restricted cash included in other current and long-term assets on the condensed consolidated balance sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the States of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Finished goods product inventory	$50,348	$66,033
In-process inventory	30,104	28,044
Total product inventory	80,452	94,077
Current parts inventory, net	21,480	20,175
Total current inventory, net	101,932	114,252
Long-term parts inventory, net	30,899	30,231
Total inventory, net	$132,831	$144,483

Parts inventory is shown net of estimated allowances for obsolescence of $0.3 million and $0.9 million as of June 30, 2024, and December 31, 2023, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$24,136	$24,136
Ponds and land improvements	92,051	91,333
Mineral properties and development costs	159,783	159,775
Buildings and plant	93,336	90,150
Machinery and equipment	310,033	297,494
Vehicles	7,624	7,332
Office equipment and improvements	10,344	10,150
Operating lease ROU assets	4,284	5,274
Breeding stock	264	315
Construction in progress	20,200	23,942
Total property, plant, equipment, and mineral properties, gross	$722,055	$709,901
Less: accumulated depreciation, depletion, and amortization	(367,761)	(351,652)
Total property, plant, equipment, and mineral properties, net	$354,294	$358,249

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value of the assets exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the six months ended June 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $2.2 million in the six months ended June 30, 2024.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation	$7,594	$8,327	$15,059	$16,054
Depletion	661	170	2,133	1,347
Amortization of right of use assets	339	394	706	782
Total incurred	$8,594	$8,891	$17,898	$18,183

Note 7 — OTHER LONG-TERM DEFERRED INCOME
Cooperative Development Agreement—In December 2023, we entered into the Third Amendment of Cooperative Development Agreement (the "Amendment") with XTO Holdings, LLC ("XTO Holdings") and XTO Delaware Basin LLC, as successors in interest to BOPCO, L.P. ("XTO Delaware Basin," and together with XTO Holdings, "XTO"), with an effective date of January 1, 2024 ("Amendment Date"). The Amendment further amends that certain Cooperative Development Agreement, by and between us, BOPCO, L.P. and the other parties thereto, effective as of February 28, 2011 (as amended, including by the Amendment, the "CDA"), which was executed for the purpose of pursuing the cooperative development of potassium and oil and gas on certain lands. The CDA restricts and limits the rights of Intrepid and XTO, as successors in interest to BOPCO, L.P., to explore and develop their respective interests, including limitations on the locations of wells. Intrepid and XTO entered into the Amendment in an effort to further the cooperation, remove the restrictions and limitations, and allow for the efficient co-development of resources within the Designated Potash Area ("DPA") consistent with the United States Secretary of the Interior Order 3324.
Pursuant to the Amendment, among other things, we agreed to provide support to XTO's for development and operation of XTO's oil and gas interests within the DPA. As consideration under the Amendment, XTO agreed to pay us an initial fee of $50.0 million (the "Initial Fee"). We received a partial payment of $5.0 million of the Initial Fee in December 2023, and we received payment of the remaining $45.0 million from XTO in January 2024.
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
Because the cooperative development support we are providing under the CDA is not an output of our ordinary business activities, ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") does not apply to the CDA. However, we apply the principles in ASC 606 by analogy to determine amounts of other income to recognize.
Under ASC 606, we are required to identify the performance obligations in the CDA and to determine the transaction price. The transaction price may include fixed consideration, variable consideration, or both. Variable consideration may only be included in the transaction price if it is probable that a significant reversal of amounts recognized will not occur (referred to as the variable consideration constraint). The Access Realization Fee is considered variable consideration.
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
For the three and six months ended June 30, 2024, we recorded other operating income of $1.1 million and $2.3 million, respectively, from the Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned during the six months ended June 30, 2024 of $1.1 million, which is included in "Other Assets" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and six months ended June 30, 2024, we reduced the "Deferred other income, long-term" liability recorded on our condensed consolidated balance sheets.
As of June 30, 2024, we had $2.3 million recorded in "Other current liabilities," and $46.6 million recorded in "Deferred other income, long-term" on the condensed consolidated balance sheets for the unearned portion of the Initial Fee. As of December 31, 2023, we had $5.0 million recorded in "Other current liabilities," and zero recorded in "Deferred other income, long-term" on the condensed consolidated balance sheets.

Note 8 — DEBT
    Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of June 30, 2024, borrowings under the credit facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended June 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the six months ended June 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended June 30, 2023, we made no borrowings and made $5.0 million in repayments under the revolving credit facility. During the six months ended June 30, 2023, we made $5.0 million in borrowings and made $5.0 million in repayments under the revolving credit facility. As of June 30, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of June 30, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.
    Amounts included in interest expense, net for the three and six months ended June 30, 2024, and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on borrowings	$42	$53	$81	$75
Commitment fee on unused credit facility	57	56	114	112
Amortization of deferred financing costs	76	76	151	151
Gross interest expense	175	185	346	338
Less capitalized interest	(175)	(185)	(346)	(338)
Interest expense, net	$—	$—	$—	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at June 30, 2024, and December 31, 2023. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of June 30, 2024, the weighted average amortization period for the other intangible assets was approximately 15.1 years. At June 30, 2024, and December 31, 2023, these intangible assets had a net book value of $5.0 million and $4.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 10— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $51.7 million and $4.1 million at June 30, 2024, and December 31, 2023, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset retirement obligation, at beginning of period	$30,981	$27,399	$30,359	$26,864
Accretion of discount	622	535	1,244	1,070
Total asset retirement obligation, at end of period	$31,603	$27,934	$31,603	$27,934
Less current portion of asset retirement obligation	$(282)	$(300)	$(282)	$(300)
Long-term portion of asset retirement obligation	$31,321	$27,634	$31,321	$27,634

The current portion of the asset retirement obligation is included in "Other current liabilities" on the condensed consolidated balance sheet as of June 30, 2024.

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

Contract Balances: As of June 30, 2024, and December 31, 2023, we had a total of $2.9 million and $2.3 million of contract liabilities, respectively, of which $1.3 million and $1.0 million were current as of June 30, 2024, and December 31, 2023, respectively, and included in "Other current liabilities" on the condensed consolidated balance sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three and six months ended June 30, 2024, and 2023 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$2,567	$2,274	$2,303	$2,374
Additions	705	169	1,297	314
Recognized as revenue during period	(415)	(275)	(743)	(520)
Ending Balance	$2,857	$2,168	$2,857	$2,168

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and six months ended June 30, 2024, and 2023. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended June 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$24,138	$—	$—	$(40)	$24,098
Trio®	—	26,413	—	—	26,413
Water	—	—	2,572	—	2,572
Salt	3,335	109	—	—	3,444
Magnesium Chloride	932	—	—	—	932
Brine Water	1,584	—	1,166	—	2,750
Other	45	—	1,801	—	1,846
Total Revenue	$30,034	$26,522	$5,539	$(40)	$62,055

	Six Months Ended June 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$56,550	$—	$—	$(140)	$56,410
Trio®	—	62,697	—	—	62,697
Water	—	—	4,741	—	4,741
Salt	6,479	313	—	—	6,792
Magnesium Chloride	1,351	—	—	—	1,351
Brine Water	3,167	—	2,293	—	5,460
Other	63	—	3,828	—	3,891
Total Revenue	$67,610	$63,010	$10,862	$(140)	$141,342

	Three Months Ended June 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$41,106	$—	$—	$(88)	$41,018
Trio®	—	27,228	—	—	27,228
Water	100	1,474	2,568	—	4,142
Salt	3,278	46	—	—	3,324
Magnesium Chloride	1,667	—	—	—	1,667
Brine Water	1,113	—	1,001	—	2,114
Other	—	—	1,542	—	1,542
Total Revenue	$47,264	$28,748	$5,111	$(88)	$81,035

	Six Months Ended June 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$88,261	$—	$—	$(189)	$88,072
Trio®	—	56,282	—	—	56,282
Water	180	2,522	4,187	—	6,889
Salt	6,321	218	—	—	6,539
Magnesium Chloride	2,804	—	—	—	2,804
Brine Water	2,195	—	1,823	—	4,018
Other	—	—	3,351	—	3,351
Total Revenue	$99,761	$59,022	$9,361	$(189)	$167,955

Note 13 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. As of June 30, 2024, approximately 0.8 million shares remained available for issuance under the Plan.
    During the six months ended June 30, 2024, the Compensation Committee granted an aggregate of 165,216 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2024, the Compensation Committee granted an aggregate of 20,739 shares of restricted stock to members of our Board of Directors, which vest over one year.
During the six months ended June 30, 2023, the Compensation Committee granted an aggregate of 225,117 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2023, the Compensation Committee granted an aggregate of 22,226 restricted shares to members of our Board of Directors, which vest over one year.
As of June 30, 2024, the following awards were outstanding under the Plan (in thousands):

Outstanding as of June 30, 2024
Restricted Shares	373

Non-qualified Stock Options	273

    Total share-based compensation expenses were $1.2 million and $1.8 million for the three months ended June 30, 2024, and 2023, respectively, and $2.6 million and $3.5 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had $6.3 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.4 years.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current portion of income tax expense	$21	$8	$35	$134
Deferred portion of income tax (benefit) expense	(325)	2,015	(1,114)	3,676
Total income tax (benefit) expense	$(304)	$2,023	$(1,079)	$3,810

    Our effective tax rate for the three months ended June 30, 2024 was 26.7%, while our effective tax rate for the six months ended June 30, 2024 was 21.4%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the percentage depletion deduction and the effect of state tax law changes. Our effective tax rate for the three and six months ended June 30, 2023 was 32.0% and 30.2%, respectively. Our effective tax rate differed from the statutory rate during this period primarily from the estimated permanent difference between book and tax income for the first half of 2023 for the percentage depletion deduction and the officers' compensation deduction.

Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of June 30, 2024, and December 31, 2023, we had $27.1 million and $26.8 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the States of Utah and New Mexico for eventual reclamation of our various facilities. As of June 30, 2024, $0.5 million consisted of long-term restricted cash deposits and $26.6 million was secured by surety bonds issued by an insurer. As of December 31, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.3 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the condensed consolidated balance sheets and the surety bonds are held in place by an annual fee paid to the issuer.
We may be required to post additional security to fund future reclamation obligations as reclamation plans are updated or as statutory, regulatory, or other agency requirements change.
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
Water Rights and Other Legal Contingencies
On March 17, 2022, following an expedited inter se proceeding, a court entered a subfile order and partial final judgment and decree ("Order") determining the validity of our claim to 20,000 acre feet of Pecos River surface water rights. The Order found that our predecessors in interest had forfeited all but approximately 5,800 acre feet of water per year, and that of the remaining 5,800 acre feet of water that had not been forfeited, all but 150 acre feet of water had been abandoned prior to 2017. The Order limited our right to 150 acre fee per annum of water for industrial-salt processing use. We appealed the Order to the New Mexico Court of Appeals ("NMCA"), which, on July 7, 2023, affirmed the Order. On November 17, 2023, we filed a request for the New Mexico Supreme Court ("NMSC") to reconsider and review the NMCA's decision to affirm the Order's abandonment determination. The NMSC agreed to review the NMCA's abandonment determination on February 7, 2024, where it is still before the court.
    In 2017 and 2018 the New Mexico Office of the State Engineer ("OSE") granted us preliminary and emergency authorizations to sell approximately 5,700 acre-feet of water per year from our Pecos River Water rights. The preliminary and emergency authorizations allowed for water sales to begin immediately, subject to repayment if the underlying water rights were ultimately found to be invalid. If the NMCA's decision is ultimately affirmed, we may have to repay for the water we sold under the preliminary and emergency authorizations. Repayment of this water can be up to two times the amount of water removed from the river. Repayment is customarily made in-kind over a period of time but can take other forms including cash repayment. If we are not able to repay in-kind due to the lack of remaining water rights or logistical constraints, we may need to purchase water to meet this repayment or be subject to a cash repayment. We cannot reasonably estimate the potential volume, timing, or form of repayment, if any, and have not recorded a loss contingency in our Condensed Consolidated Statement of Operations related to this legal matter.
    We have estimated contingent liabilities recorded in "Other current liabilities" on the condensed consolidated balance sheets of $2.5 million as of June 30, 2024, mainly related to the potential underpayment of royalties from 2012 to 2016, and a potential fine related to a violation of one of our air quality permits at our New Mexico facility. As of December 31, 2023, we had $3.4 million in contingent liabilities mainly related to the potential underpayment of royalties from 2012 to 2016 and potential royalties on water revenues in 2019 to 2022. During the six months ended June 30, 2024, we paid $1.9 million to the New Mexico State Land Office to resolve the matter related to potential royalties on water revenues from 2019 to 2022.

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
Cash Equivalents—As of June 30, 2024, we had cash equivalents of $1.0 million. As of December 31, 2023, we had cash equivalents of $0.5 million.
Held-to-Maturity Investments—As of June 30, 2024, and December 31, 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$496	$—	$(2)	$494
Government bonds	1,968	—	(10)	1,958
Total	$2,464	$—	$(12)	$2,452

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$991	$—	$(9)	$982
Government bonds	1,979	—	(13)	1,966
Total	$2,970	$—	$(22)	$2,948
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	954	1	(4)	951
Total	$954	$1	$(4)	$951
Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, we had $2.5 million and $3.9 million in held-to-maturity debt investment securities, respectively. As of June 30, 2024, our held-to-maturity investments mature in less than one year.
Equity Investments without a Readily Determinable Fair Value—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We initially accounted for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment.
In July 2022, WDVGL entered into an agreement (the “Purchase Agreement”) with National Energy Services Reunited Corporation (“NSER”), a British Virgin Islands corporation headquartered in Houston, Texas. Under the terms of the Purchase Agreement, WDVGL was combined with the consulting business owned by W.D. Von Gonten (“Consulting”) to form a new entity, W.D. Von Gonten Engineering, LLC (“Engineering”), and NESR purchased Engineering in a majority stock transaction at an agreed upon selling price. NESR stock received from the sale of Engineering will be distributed to investors in WDVGL and Consulting.

In February 2023, we received $0.2 million in cash for our investment in WDVG. We recorded that cash received as a liability because we were required to return the cash to WDVGL if the sale of Engineering to NESR was not finalized. The sale of Engineering to NESR has since been finalized and we reduced our investment in WDVG by the amount of cash received.
NESR trades on the over-the-counter “Pink Market.” We are valuing our investment in WDVGL primarily based upon the quoted closing share price of NESR on June 30, 2024 and the estimated number of shares of NESR stock we expect to receive for our investment in WDVG. The value of NESR stock is considered a level two input in the fair value hierarchy.
As of June 30, 2024, and December 31, 2023, we had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We include this investment in "Long-term investments" on the Condensed Consolidated Balance Sheets.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of June 30, 2024, and December 31, 2023. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2024, our proportional share of Ovation's net loss was $0.1 million. For the six months ended June 30, 2024, our proportional share of Ovation's net income was immaterial. For the three and six months ended June 30, 2023, our proportional share of Ovation's net loss was $1.1 million and $0.2 million, respectively.

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

Three Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$30,034	$26,522	$5,539	$(40)	$62,055
Less: Freight costs	2,803	6,660	—	(40)	9,423
Warehousing and handling costs	1,343	1,243	—	—	2,586
Cost of goods sold	21,224	16,437	3,409	—	41,070
Lower of cost or net realizable value inventory adjustments	1,352	—	—	—	1,352
Gross Margin	$3,312	$2,182	$2,130	$—	$7,624
Depreciation, depletion, and amortization incurred[1]	$6,178	$851	$1,195	$454	$8,678

Six Months Ended June 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$67,610	$63,010	$10,862	$(140)	$141,342
Less: Freight costs	6,759	15,634	—	(140)	22,253
Warehousing and handling costs	3,070	2,605	—	—	5,675
Cost of goods sold	47,040	43,728	6,733	—	97,501
Lower of cost or net realizable value inventory adjustments	1,855	—	—	—	1,855
Gross Margin	$8,886	$1,043	$4,129	$—	$14,058
Depreciation, depletion, and amortization incurred[1]	$13,149	$1,735	$2,266	$912	$18,062

Three Months Ended June 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$47,264	$28,748	$5,111	$(88)	$81,035
Less: Freight costs	4,338	6,266	—	(88)	10,516
Warehousing and handling costs	1,609	1,192	—	—	2,801
Cost of goods sold	28,441	20,068	3,827	—	52,336
Gross Margin	$12,876	$1,222	$1,284	$—	$15,382
Depreciation, depletion, and amortization incurred[1]	$6,429	$1,405	$915	$223	$8,972

Six Months Ended June 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$99,761	$59,022	$9,361	$(189)	$167,955
Less: Freight costs	9,343	12,952	—	(189)	22,106
Warehousing and handling costs	3,089	2,445	—	—	5,534
Cost of goods sold	60,025	40,951	7,605	—	108,581
Gross Margin	$27,304	$2,674	$1,756	$—	$31,734
Depreciation, depletion and amortization incurred[1]	$13,482	$2,611	$1,822	$429	$18,344
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total sales for reportable segments	$62,095	$81,123	$141,482	$168,144
Elimination of intersegment sales	(40)	(88)	(140)	(189)
Total consolidated sales	$62,055	81,035	$141,342	$167,955

Total gross margin for reportable segments	$7,624	$15,382	$14,058	$31,734
Elimination of intersegment sales	(40)	(88)	(140)	(189)
Elimination of intersegment expenses	40	88	140	189
Unallocated amounts:
Selling and administrative	7,937	7,948	16,294	16,806
Impairment of long-lived assets	831	—	2,208	—
Loss (gain) on disposal of assets	241	(7)	492	193
Accretion of asset retirement obligation	622	535	1,244	1,070
Other operating income	(1,266)	(439)	(2,659)	(730)
Other operating expense	887	77	2,413	1,753
Equity in loss (earnings) of unconsolidated entities	116	1,059	(33)	238
Interest income	(547)	(76)	(791)	(161)
Other non-operating income	(60)	(43)	(68)	(56)
(Loss) income before income taxes	$(1,137)	$6,328	$(5,042)	$12,621
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
•changes in management and the board of directors, and our reliance on key personnel, including our ability to identify, recruit, and retain key personnel;
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
•the impact of global health issues, and other global disruptions on our business, operations, liquidity, financial condition and results of operations; and

•the other risks, uncertainties, and assumptions described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report and in other reports we file with the SEC.

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
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $405 and $399 for the three and six months ended June 30, 2024, respectively, compared to $479 and $485, respectively, for the same periods in 2023. Sales volume declined 30% and 23% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 as we had less inventory to sell because of lower production at our HB and Wendover facilities. In June 2024, a summer-fill agricultural potash program was announced decreasing the corn belt reference price to $335 per ton during a ten-day order window for delivery during the third quarter of 2024. After the ten-day order window closed, the list price increased by $20 per ton for spot orders.
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
    Various factors affect potash sales and shipments, which increases the volatility of sales volumes from quarter to quarter and season to season. We experience seasonality in potash demand, with more purchases historically occurring in February through May and September through November when purchasers are looking to have product on hand for the spring and fall application seasons in the U.S. The specific timing of when farmers apply potash remains highly weather dependent and varies across the numerous growing regions within the U.S. The timing of potash sales is also significantly influenced by the marketing programs of potash producers, as well as storage volumes closer to the farm gate.
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) decreased to $314 and $306 for the three and six months ended June 30, 2024, respectively, compared to $333 and $339, respectively, for the same periods in 2023. Sales volumes in the six months ended June 30, 2024 increased 20% compared to the same period in 2023 on supportive sulfate values and better than expected late season demand into row crop markets. In response to recent price decreases in potash and sulfate products, in late July, we announced a Trio® summer-fill program which reduced the Carlsbad posted price by $25 per ton during a one week order window for delivery during the third quarter of 2024. After the order window closes, the Carlsbad posted price increased by $15 per ton for spot orders.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the three and six months ended June 30, 2024, total water sales were $2.6 million and $4.7 million, respectively, compared to $4.1 million and $6.9 million during the same periods of 2023. Water sales decreased compared to the prior year due to less water sold from our Caprock water rights as we maximize injection rates at our HB mine and less water sold on our South ranch due to timing of fracs and increased demand for our brine water.
    See Note 15 of our unaudited condensed consolidated financial statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.0 million during the second quarter of 2024, compared to $7.7 million for the same period of 2023. Byproduct sales were $11.4 million during the first half of 2024, compared to $14.2 million for the same period of 2023 as increased brine sales were offset by decreased sales of magnesium chloride and water. We expect minimal, if any, byproduct sales of water in the second half of 2024 as we continue to maximize injection rates at our HB mine.
• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:

–We commissioned a new extraction well at our HB Solar Solution Mine, IP30B, in June 2024. This new extraction well is designed to have a long-term operational life and will initially target approximately 330 million gallons of high-grade brine from the Eddy Cavern at the HB mine, with this additional brine being at lower depths than the Eddy Shaft project can access.

–Phase Two of the HB Injection Pipeline Project is the installation of an in-line pigging system to clean the pipeline and remove scaling to help ensure more consistent flow rates. All pipeline was installed and tanks were set, and we expect to commission the project in the third quarter of 2023.
–We completed the construction of a new primary pond in Wendover in June 2024 and are in the process of filling the pond with brine. Similar to our caverns at the Moab and HB mines, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing brine grade, and improving production. We expect to see the production benefits of the new primary pond beginning in the fall of 2025.

• Diversification of products and services. In addition to the products discussed above, we generate revenue from right-of-way agreements, surface damages and easements, caliche sales, a produced water royalty, and sales of cattle.
(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales[1]	$62,055	$81,035	$141,342	$167,955

Cost of goods sold	$41,070	$52,336	$97,501	$108,581

Gross Margin	$7,624	$15,382	$14,058	$31,734

Selling and administrative	$7,937	$7,948	$16,294	$16,806

Net (Loss) Income	$(833)	$4,305	$(3,963)	$8,811

Average net realized sales price per ton[2]
Potash	$405	$479	$399	$485
Trio®	$314	$333	$306	$339
1Sales include sales of byproducts which were $6.0 million and $7.7 million for the three months ended June 30, 2024, and 2023, respectively, and $11.4 million and $14.2 million for the six months ended June 30, 2024, and 2023, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended June 30, 2024, and 2023
Sales
Our total sales for the three months ended June 30, 2024 decreased $19.0 million, or 23%, compared to the same period in 2023, as potash segment sales decreased $17.2 million, or 36%, Trio® segment sales decreased by $2.2 million, or 8%, partially offset by a $0.4 million, or 8%, increase in oilfield solutions segment sales.
Our total potash segment sales decreased $17.2 million for the three months ended June 30, 2024 compared to the same period in 2023, as potash sales decreased $16.9 million and potash segment byproduct sales decreased $0.3 million. Our average net realized sales price per potash ton decreased 15%, and we sold 30% fewer tons. Potash prices declined during 2024, compared to 2023, as global production rates and available inventory have improved. Potash tons sold decreased compared to the prior year because we had fewer tons of potash available to sell due to reduced production rates at our HB and Wendover facilities.
Our Trio® segment sales decreased $2.2 million in the three months ended June 30, 2024, compared to the same period in 2023, as Trio® sales decreased $0.8 million, or 3%, and Trio® segment byproduct water sales decreased $1.5 million. Our Trio® average net realized sales price per ton decreased 6% in the three months ended June 30, 2024, compared to the same period in 2023, while Trio® tons sold were unchanged. Trio® prices fell as potash prices declined. We sold less Trio® segment byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, increased $0.4 million, or 8%, in the three months ended June 30, 2024, compared to the same period in 2023, driven by a $0.3 million increase in other oilfield products and services and a $0.2 million increase in brine water sales. Continued robust oil and gas activity near Intrepid South has driven strong demand for products and services offered through our oilfield solutions segment.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $1.7 million in the three months ended June 30, 2024, compared to the same period in 2023, due to a decrease in byproduct water sales. We did not sell any byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.

Cost of Goods Sold
Our total cost of goods sold decreased $11.3 million during the three months ended June 30, 2024, compared to the same period in 2023. Our potash cost of goods sold decreased $7.2 million combined with a $3.6 million decrease in Trio® cost of goods sold and a $0.4 million decrease in our oilfield solutions cost of goods sold.
Our potash segment cost of goods sold decreased $7.2 million, or 25%, mainly due to selling 30% fewer tons in the three months ended June 30, 2024, compared to the same period in 2023.
Our Trio® segment cost of goods sold decreased $3.6 million, or 18%, during the three months ended June 30, 2024, compared to the same period in 2023, although tons sold were flat. Our Trio® cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we stopped operating an additional underground shift in early 2024 at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, we produced 17% more tons of Trio® in the three months ended June 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our Trio® production costs are fixed and an increase in tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $0.4 million, or 11%, during the three months ended June 30, 2024, compared to the same period in 2023, due to a decrease in labor expenses, partially offset by an increase in royalty expense due to an increase in sales revenue.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended June 30, 2024, we incurred $1.4 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We did not incur any lower of cost or net realizable value inventory adjustments in the three months ended June 30, 2023.
Gross Margin
During the three months ended June 30, 2024, we generated gross margin of $7.6 million compared to gross margin of $15.4 million during the same period in 2023. As discussed above, our gross margin decreased due to the lower average net realized sales price per ton for potash and Trio® products. In addition, we sold fewer tons of potash in the second quarter of 2024, compared to the second quarter of 2023. Also, we recorded $1.4 million of lower of cost or net realizable value inventory adjustments for potash during the three months ended June 30, 2024.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended June 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $0.8 million in the three months ended June 30, 2024.
Other Operating Income
    Other operating income increased $0.8 million in the second quarter of 2024, compared to the second quarter of 2023, due to other operating income recorded related to the Third Amendment to the Cooperative Development Agreement (the "Amendment") we signed with XTO in December 2023, that became effective as of January 1, 2024. As discussed in further detail in Footnote 7 - Other Long-term Deferred Income to the Condensed Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment.
Income Tax Expense
    During the three months ended June 30, 2024, we incurred income tax benefit of $0.3 million, compared to income tax expense of $2.0 million during the same period in 2023, as we incurred a net loss during the three months ended June 30, 2024, compared to net income in the same period in 2023.
Net Income
    We generated a net loss of $0.8 million during the three months ended June 30, 2024, compared to net income of $4.3 million in the same period 2023, due to the factors discussed above.
Consolidated Results for the Six Months Ended June 30, 2024, and 2023
Sales

Our total sales for the six months ended June 30, 2024 decreased $26.6 million, or 16%, compared to the same period in 2023, as potash segment sales decreased $32.2 million, or 32%, partially offset by a $4.0 million, or 7%, increase in Trio® segment sales and a $1.5 million, or 16%, increase in oilfield solutions segment sales.
Our total potash segment sales decreased $32.2 million for the six months ended June 30, 2024, compared to the same period in 2023, as potash sales decreased $31.7 million and potash segment byproduct revenues decreased $0.4 million. Our average net realized sales price per potash ton decreased 18% and we sold 23% fewer tons. Potash sales prices have been pressured during 2024 by increased global potash inventory levels. Potash tons sold decreased compared to the prior year because we began 2024 with fewer tons of potash available to sell due to decreased potash production from our HB and Wendover facilities in the second half of 2023.
Our Trio® segment sales increased $4.0 million in the six months ended June 30, 2024, compared to the same period in 2023, as Trio® sales increased $6.4 million, or 11%, partially offset by a $2.5 million decrease in Trio® segment byproduct water sales. We sold 20% more tons of Trio® in the six months ended June 30, 2024, compared to the same period in 2023, partially offset by a 10% decrease in our Trio® average net realized sales price per ton. Our Trio® tons sold increased during the six months ended June 30, 2024, compared to the same period in 2023, as we sold more Trio® tons into row crop markets, particularly driven by the sulfate value of Trio®. During the first half of 2024, Trio® prices have declined as potash prices also declined. We sold less Trio® segment byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, increased $1.5 million, or 16%, in the six months ended June 30, 2024, compared to the same period in 2023, driven by a $0.6 million increase in water sales, a $0.5 million increase in brine water sales, and a $0.5 million increase in other products and services. Continued robust oil and gas activity near Intrepid South has driven strong demand for products and services offered through our oilfield solutions segment.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $2.9 million in the six months ended June 30, 2024, compared to the same period in 2023, due mainly to a decrease in byproduct water sales. We did not sell any byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Cost of Goods Sold
Our total cost of goods sold decreased $11.1 million during the first half of 2024, compared to the first half of 2023. Our potash cost of goods sold decreased $13.0 million, our oilfield solutions cost of goods sold decreased by $0.9 million, partially offset by a $2.8 million increase in our Trio® cost of goods sold.
Our potash segment cost of goods sold decreased $13.0 million, or 22%, mainly due to selling 23% fewer tons in the first half of 2024, compared to the first half of 2023.
Our Trio® segment cost of goods sold increased $2.8 million, or 7%, during the first half of 2024, compared to the first half of 2023, due to a 20% increase in sales volumes of Trio®. Our cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we stopped operating an additional underground shift in early 2024 at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the first half of 2024, compared to the first quarter of 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold decreased $0.9 million, or 11%, during the first half of 2024, compared to the first half of 2023, mainly due to a decrease in contract labor expenses.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the first half of 2024, we incurred $1.9 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We did not incur any lower of cost or net realizable value inventory adjustments in the first half of 2023.
Gross Margin

During the six months ended June 30, 2024, we generated gross margin of $14.1 million compared to gross margin of $31.7 million during the same period in 2023. As discussed above, our gross margin decreased mainly due to the lower average net realized sales price per ton for potash and Trio® products and we sold fewer tons of potash in the six months June 30, 2024, compared to the same period in 2023. In addition, we recorded lower of cost or net realizable value inventory adjustments of $1.9 million during the six months ended June 30, 2024.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the six months ended June 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $2.2 million.
Other Operating Income
    Other operating income increased $1.9 million in the six months ended June 30, 2024, compared to the same period in 2023, due to other operating income recorded related to the Third Amendment to the Cooperative Development we signed with XTO in December 2023, that became effective as of January 1, 2024. As discussed in further detail in Footnote 7 - Other Long-term Deferred Income to the Condensed Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment.
Income Tax Expense
    During the six months ended June 30, 2024, we incurred income tax benefit of $1.1 million, compared to income tax expense of $3.8 million during the same period in 2023, as we incurred a net loss during the six months ended June 30, 2024, compared to net income in the same period in 2023.
Net Income
    We generated a net loss of $4.0 million during the six months ended June 30, 2024, compared to net income of $8.8 million for the same period in 2023, due to the factors discussed above.

Potash Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Sales[1]	$30,034	$47,264	$67,610	$99,761
Less: Freight costs	2,803	4,338	6,759	9,343
Warehousing and handling costs	1,343	1,609	3,070	3,089
Cost of goods sold	21,224	28,441	47,040	60,025
Lower of cost or net realizable value inventory adjustments	1,352	—	1,855	—
Gross Margin	$3,312	$12,876	$8,886	$27,304
Depreciation, depletion, and amortization incurred[2]	$6,178	$6,429	$13,149	$13,482

Potash sales volumes (in tons)	55	79	129	167
Potash production volumes (in tons)	40	12	127	102

Average potash net realized sales price per ton[3]	$405	$479	$399	$485
1 Sales include sales of byproducts which were $5.9 million and $6.2 million for the three months ended June 30, 2024, and 2023, respectively, and $11.1 million and $11.5 million for the six months ended June 30, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2024, and 2023
Our total sales in the potash segment decreased $17.2 million in the three months ended June 30, 2024, compared to the same period in 2023, as potash sales recorded in the potash segment decreased $16.9 million, or 41%, and potash segment byproduct sales decreased $0.3 million. Our potash sales decreased in the second quarter of 2024, compared to the second quarter of 2023, as our average net realized sales price per ton decreased 15%, and we sold 30% fewer tons. Potash prices have declined as available global inventory has increased compared to 2023. We sold fewer tons of potash in the three months ended June 30, 2024, compared to the same period in of 2023, as we had fewer tons of potash to sell due to decreased production volumes at our HB and Wendover facilities. Byproduct sales decreased $0.3 million in the second quarter of 2024, compared to the second quarter of 2023, due to a $0.7 million decrease in magnesium chloride sales, partially offset by a $0.5 million increase in brine sales. Magnesium chloride sales declined due to decreased demand from the dedust market. Brine sales increased as we sold more barrels at a higher average price compared to the prior year due to continued robust oilfield activity near our mines.
Potash segment freight expense decreased 35% in the second quarter of 2024, compared to the second quarter of 2023, as we sold 30% fewer tons of potash. Our potash freight expense is further impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 25% in the second quarter of 2024, compared to the second quarter of 2023, as we sold 30% fewer tons of potash.
During the second quarter of 2024, we recorded lower of cost or net realizable value inventory adjustments of $1.4 million as our weighted average carrying cost per ton for inventoried potash products at our HB and Wendover facilities was higher than our expected average net realizable sales price per ton for those products. Because potash production at our HB and Wendover facilities was below historical production levels in 2023, our weighted average production costs at those facilities increased which increased our weighted average carrying costs. A significant portion of our potash production costs are fixed and a decrease in potash tons produced increases our potash production costs per ton. We did not record any lower of cost or net realized value inventory adjustments in the second quarter of 2023.
Our potash segment gross margin decreased $9.6 million in the second quarter of 2024, compared to the second quarter of 2023, due to the factors discussed above.
Six Months Ended June 30, 2024, and 2023
Our total sales in the potash segment decreased $32.2 million in the six months ended June 30, 2024, compared to the same period in 2023, as potash sales recorded in the potash segment decreased $31.7 million, or 36%, and potash segment byproduct sales decreased $0.4 million. Our potash sales decreased in the six months ended June 30, 2024, compared to the same period in 2023, as our average net realized sales price per ton decreased 18%, and we sold 23% fewer tons. We sold fewer tons of potash in the six months ended June 30, 2024, compared to the same period in 2023, as we had fewer tons of potash to sell due to lower potash production from our HB and Wendover facilities during the second half of 2023. Our average net realized sales price per potash ton decreased during the six months ended June 30, 2024, compared to the same period in 2023, as the available supply of potash has increased. Byproduct sales recorded in our potash segment decreased $0.4 million as a $1.5 million decrease in magnesium chloride sales was partially offset by a $1.0 million increase in brine sales. Magnesium chloride sales declined due to mild winter weather which decreased demand for our deicing product in the first quarter of 2024, and a slow start to the dust control season in the second quarter of 2024. Brine sales increased as we sold more barrels at a higher average price compared to the prior year due to continued oilfield activity near our mines.
Potash segment freight expense decreased 28% in the six months ended June 30, 2024, compared to the same period in 2023, as we sold 23% fewer tons of potash. Our potash freight expense is further impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 22% in the first half of 2024, compared to the first half of 2023, mainly due to selling 23% fewer tons of potash.
During the first half of 2024, we recorded lower of cost or net realizable value inventory adjustments of $1.9 million as our weighted average carrying cost per ton for certain inventoried potash products at our HB and Wendover facilities was higher than our expected average net realized sales price per ton for those products. Because potash production at our HB and Wendover facilities was below historical production levels during the second half of 2023, our weighted average production costs at those facilities increased. As mentioned, a significant portion of our potash production costs are fixed and a decrease in potash tons produced increases our potash production costs per ton. We did not record any lower of cost or net realized value inventory adjustments in the first half of 2023.
Our potash segment gross margin decreased $18.4 million in the first half of 2024, compared to the first half of 2023, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Agricultural	71%	78%	76%	80%
Industrial	4%	2%	3%	2%
Feed	25%	20%	21%	18%

Trio® Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Sales[1]	$26,522	$28,748	$63,010	$59,022
Less: Freight costs	6,660	6,266	15,634	12,952
Warehousing and handling costs	1,243	1,192	2,605	2,445
Cost of goods sold	16,437	20,068	43,728	40,951
Gross Margin	$2,182	$1,222	$1,043	$2,674
Depreciation, depletion, and amortization incurred[2]	$851	$1,405	$1,735	$2,611

Sales volumes (in tons)	63	63	154	128
Production volumes (in tons)	68	58	122	107

Average Trio® net realized sales price per ton[3]	$314	$333	$306	$339
1 Sales include sales of byproducts which were $0.1 million and $1.5 million for the three months ended June 30, 2024, and 2023, respectively, and $0.3 million and $2.7 million for the six months ended June 30, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended June 30, 2024, and 2023
Trio® segment sales decreased 8% during the three months ended June 30, 2024, compared to the same period in 2023. Trio® sales decreased $0.8 million, and our Trio® segment byproduct sales decreased $1.4 million. Trio® sales decreased primarily due to a 6% decrease in our average net realized sales price per ton while tons sold was unchanged. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased as potassium fertilizer supplies improved.
Our Trio® segment byproduct sales decreased $1.4 million in the three months ended June 30, 2024, compared to the same period in 2023, due to a decrease in Trio® segment byproduct water sales. We sold less byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights. Generally, we source our water sales closer to the location where the customer needs the water to minimize water transfer costs.
Trio® freight costs increased 6%, in the second quarter of 2024, compared to the second quarter of 2023, while sales volumes were unchanged. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 18% in the three months ended June 30, 2024, compared to the same period in 2023, even though our sales tons were unchanged. Our cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we moved to a reduced operating schedule at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the three months ended June 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in tons produced decreases our per ton production costs.
Our Trio® segment experienced a gross margin of $2.2 million in the three months ended June 30, 2024, compared to gross margin of $1.2 million in the three months ended June 30, 2023, mainly due to the decrease in our Trio® cost of goods sold.

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the three months ended June 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $0.8 million. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in the future periods for our Trio® segment assets that we will likely have to impair.
Six Months Ended June 30, 2024, and 2023
Trio® segment sales increased 7% during the six months ended June 30, 2024, compared to the same period in 2023. Trio® sales increased $6.4 million, partially offset by a decrease of $2.4 million in our Trio® segment byproduct sales. Trio® sales increased primarily due to a 20% increase in Trio® tons sold, partially offset by a 10% decrease in our average net realized sales price per ton. Sales volumes increased during the six months ended June 30, 2024, compared to the same period in 2023 as we sold more Trio® tons into row crop markets, particularly driven by the sulfate value of Trio®. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased as potassium fertilizer supplies improved.
Our Trio® segment byproduct sales decreased $2.4 million in the three months ended June 30, 2024, compared to the same period in 2023, due mainly to a decrease in Trio® segment byproduct water sales. We sold less byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights. Generally, we source our water sales closer to the location where the customer needs the water to minimize water transfer costs.
Trio® freight costs increased 21%, as we sold 20% more Trio® tons in the six months ended June 30,2024, compared to the same period in 2023. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold increased 7% in the six months ended June 30, 2024, compared to the same period in 2023, due to selling 20% more tons of Trio®, partially offset by decreases in certain production costs, such as production labor and benefits expense, as we moved to a reduced operating schedule at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the six months ended June 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in tons produced decreases our per ton production costs.
Our Trio® segment recorded gross margin of $1.0 million in the six months ended June 30, 2024, compared to gross margin of $2.7 million in the same period in 2023, mainly due to the decrease in average net realized sales price per Trio® ton and the decrease in Trio® segment byproduct sales.
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the six months ended June 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $2.2 million. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in the future periods for our Trio® segment assets that we will likely have to impair.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and six months ended June 30, 2024, and 2023.

	United States	Export
For the Three Months Ended June 30, 2024	88%	12%
For the Six Months Ended June 30, 2024	88%	12%

For the Three Months Ended June 30, 2023	89%	11%
For the Six Months Ended June 30, 2023	90%	10%

Oilfield Solutions Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Sales	$5,539	$5,111	$10,862	$9,361
Cost of goods sold	3,409	3,827	6,733	7,605
Gross Margin	$2,130	$1,284	$4,129	$1,756
Depreciation, depletion, and amortization incurred	$1,195	$915	$2,266	$1,822

Three Months Ended June 30, 2024, and 2023
    Our oilfield solutions segment sales increased $0.4 million in the three months ended June 30, 2024, compared to the same period in 2023, due to a $0.3 million increase in other oilfield solution products and services and a $0.2 million increase in brine water sales.
    Our cost of goods sold decreased $0.4 million, or 11%, in the three months ended June 30, 2024, compared to the same period in 2023, due to using less contract labor. In the three months ended June 30, 2023, we used contract labor to complete various projects at Intrepid South.
Gross margin for the three months ended June 30, 2024, increased $0.8 million compared to the same period in 2023, due to the factors discussed above.
Six Months Ended June 30, 2024, and 2023
    Our oilfield solutions segment sales increased $1.5 million in the six months ended June 30, 2024, compared to the same period in 2023, due to a $0.6 million increase in water sales, a $0.5 million increase in brine water sales, and a $0.5 million increase in other oilfield solution products and services. Our oilfield solutions segment water sales increased compared to the prior year as fewer sales of water were classified as byproduct sales in our potash and Trio® segments. Our brine water sales and sales of other oilfield solutions products and services increased due to continued strong demand from oil and gas operators in the Permian Basin near Intrepid South.
    Our cost of goods sold decreased $0.9 million, or 11%, in the six months ended June 30, 2024, compared to the same period in 2023, due to using less contract labor. In the six months ended June 30, 2023, we used contract labor to complete various projects at Intrepid South.
Gross margin for the three months ended June 30, 2024, increased $2.4 million compared to the same period in 2023, due to the factors discussed above.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and six months ended June 30, 2024, our average royalty rate was 4.7%. For the three and six months ended June 30, 2023, our average royalty rate was 4.9%.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the six months ended June 30, 2024 was 21.4%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the percentage depletion deduction and the effect of state tax law changes. Our effective tax rate for the six months ended June 30, 2023 was 30.2% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the six months ended June 30, 2024, we incurred approximately $1.1 million of deferred income tax benefit and a minimal amount of current income tax expense. For the six months ended June 30, 2023, we incurred income tax expense of $3.8 million.
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

Capital Investments
    During the three and six months ended June 30, 2024, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $11.3 million and $23.0 million, respectively.
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

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $51.7 million, compared to $4.1 million at December 31, 2023. The increase in our cash balance during the first half of 2024 was driven mainly by a $45 million cash payment received under the cooperative development agreement and Amendment with XTO, partially offset by $23.0 million in capital expenditures and a $4.0 million repayment of borrowings under our revolving credit facility.
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
The following summarizes our cash flow activity for the six months ended June 30, 2024, and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$69,278	$38,948
Cash flows used in investing activities	$(16,407)	$(38,752)
Cash flows used in financing activities	$(5,275)	$(1,547)

Operating Activities
Net cash provided by operating activities through June 30, 2024, was $69.3 million, an increase of $30.3 million compared with the first half of 2023, mainly due to a $45 million cash payment received under the cooperative development agreement and Amendment with XTO, partially offset by the decrease in sales during the first half of 2024, compared to the first half of 2023.
Investing Activities
    Net cash used in investing activities decreased by $22.3 million in the first half of 2024, compared with the same period in 2023 due to a decrease in capital spending and proceeds received for the sale of water recycling equipment.
Financing Activities
Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of June 30, 2024, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended June 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the six months ended June 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended June 30, 2023, we made no borrowings and made $5.0 million in repayments under the revolving credit facility. During the six months ended June 30, 2023, we made $5.0 million in borrowings and made $5.0 million in repayments under the revolving credit facility. As of June 30, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of June 30, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
    As of July 31, 2024, we had approximately $51.1 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of July 31, 2024.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the six months ended June 30, 2024, we did not repurchase any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$30,034	$26,522	$47,264	$28,748
Less: Segment byproduct sales	5,896	109	6,158	1,520
Freight costs	1,871	6,660	3,272	6,266
Subtotal	$22,267	$19,753	$37,834	$20,962

Divided by:
Tons sold	55	63	79	63
Average net realized sales price per ton	$405	$314	$479	$333

	Six Months Ended June 30,
	2024		2023
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$67,610	$63,010	$99,761	$59,022
Less: Segment byproduct sales	11,060	313	11,500	2,740
Freight costs	5,017	15,634	7,264	12,952
Subtotal	$51,533	$47,063	$80,997	$43,330

Divided by:
Tons sold	129	154	167	128
Average net realized sales price per ton	$399	$306	$485	$339

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2023, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal financial officer and acting principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal financial officer and acting principal executive officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 10, 2024, our Board announced that Mr. Jornayvaz remains on extended medical leave of absence and it is unlikely that Mr. Jornayvaz will return to the Company in his Chief Executive Officer role. As such, our Board has initiated a search process to identify a successor to Mr. Jornayvaz in the Chief Executive Officer role. Mr. Preston will continue as acting principal executive officer of the Company during the search process. The Board also elected Mr. Whitham, formerly Lead Independent Director, as its Chair.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[2]
April 1, 2024 through April 30, 2024	—	—	—	$12,987,860
May 1, 2024 through May 31, 2024	—	—	—	12,987,860
June 1, 2024 through June 30, 2024	6,063	$23.43	—	12,987,860
Total	6,063	$23.43	—	$12,987,860
1 Represents shares of common stock we withheld as a payment of withholding taxes due upon vesting of restricted stock held by our employees.
2 Represents the remaining dollar amount available to repurchase shares of common stock under the $35 million share repurchase program approved by the Board of Directors in February 2022. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We did not repurchase any shares during the second quarter of 2024, and we may suspend or discontinue the share repurchase program at any time.

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

ITEM 5.OTHER INFORMATION
    During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

INTREPID POTASH, INC. (Registrant)

Dated: August 6, 2024	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer and Acting Principal Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: August 6, 2024	/s/ Cris Ingold
Cris Ingold - Chief Accounting Officer (Principal Accounting Officer)