Form 10-Q
period 2024-09-30
Intrepid Potash, Inc.
filed 2024-11-05
CIK 1421461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Quarterly Period Ended	September 30, 2024
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 31, 2024, the registrant had outstanding 13,163,221 shares of common stock, par value $0.001 per share.

INTREPID POTASH, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTREPID POTASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$38,034	$4,071
Short-term investments	1,979	2,970
Accounts receivable:
Trade, net	32,223	22,077
Other receivables, net	2,659	1,470
Inventory, net	109,578	114,252
Prepaid expenses and other current assets	5,783	7,200
Total current assets	190,256	152,040

Property, plant, equipment, and mineral properties, net	354,898	358,249
Water rights	19,184	19,184
Long-term parts inventory, net	32,385	30,231
Long-term investments	4,699	6,627
Other assets, net	9,395	8,016
Non-current deferred tax asset, net	195,402	194,223
Total Assets	$806,219	$768,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,917	$12,848
Accrued liabilities	14,733	14,061
Accrued employee compensation and benefits	11,810	7,254
Other current liabilities	7,730	12,401
Total current liabilities	43,190	46,564

Advances on credit facility	—	4,000
Asset retirement obligation, net of current portion	31,944	30,077
Operating lease liabilities	855	741
Finance lease liabilities	2,082	1,451
Deferred other income, long-term	46,053	—
Other non-current liabilities	1,502	1,309
Total Liabilities	125,626	84,142
Commitments and Contingencies
Common stock, 0.001 par value; 40,000,000 shares authorized;
12,908,078 and 12,807,316 shares outstanding
at September 30, 2024, and December 31, 2023, respectively	14	13
Additional paid-in capital	667,597	665,637
Retained earnings	34,994	40,790
Less treasury stock, at cost	(22,012)	(22,012)
Total Stockholders' Equity	680,593	684,428
Total Liabilities and Stockholders' Equity	$806,219	$768,570
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$57,549	$54,465	$198,891	$222,420
Less:
Freight costs	8,022	7,909	30,275	30,015
Warehousing and handling costs	3,058	2,731	8,733	8,265
Cost of goods sold	38,266	39,921	135,767	148,502
Lower of cost or net realizable value inventory adjustments	471	3,413	2,326	3,413
Gross Margin	7,732	491	21,790	32,225

Selling and administrative	9,154	7,685	25,448	24,491
Accretion of asset retirement obligation	623	535	1,867	1,605
Impairment of long-lived assets	874	521	3,082	521
Loss on sale of assets	134	59	626	252
Other operating income	(1,370)	(522)	(4,029)	(1,252)
Other operating expense	540	1,379	2,953	3,132
Operating (Loss) Income	(2,223)	(9,166)	(8,157)	3,476

Other Income
Equity in loss of unconsolidated entities	(289)	(54)	(256)	(292)
Interest income	536	88	1,327	249
Other income	136	19	204	75
(Loss) Income Before Income Taxes	(1,840)	(9,113)	(6,882)	3,508

Income Tax Benefit (Expense)	7	1,917	1,086	(1,893)
Net (Loss) Income	$(1,833)	$(7,196)	$(5,796)	$1,615

Weighted Average Shares Outstanding:
Basic	12,908	12,789	12,871	12,750
Diluted	12,908	12,789	12,871	12,876
(Loss) Earnings Per Share:
Basic	$(0.14)	$(0.56)	$(0.45)	$0.13
Diluted	$(0.14)	$(0.56)	$(0.45)	$0.13
See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Nine-Month Period Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	12,807,316	$13	$(22,012)	$665,637	$40,790	$684,428
Net loss	—	—	—	—	(5,796)	(5,796)
Stock-based compensation	—	—	—	2,735	—	2,735
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	100,762	1	—	(775)	—	(774)
Balance, September 30, 2024	12,908,078	$14	$(22,012)	$667,597	$34,994	$680,593

	Three-Month Period Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2024	12,908,078	$14	$(22,012)	$667,419	$36,827	$682,248
Net loss	—	—	—	—	(1,833)	(1,833)
Stock-based compensation	—	—	—	178	—	178
Balance, September 30, 2024	12,908,078	$14	$(22,012)	$667,597	$34,994	$680,593

	Nine-Month Period Ended September 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	12,687,822	$13	$(22,012)	$660,614	$76,463	$715,078
Net income	—	—	—	—	1,615	1,615
Stock-based compensation	—	—	—	5,071	—	5,071
Vesting of restricted common stock, net of common stock used to fund employee income tax withholding due upon vesting	101,504	—	—	(1,337)	—	(1,337)
Balance, September 30, 2023	12,789,326	$13	$(22,012)	$664,348	$78,078	$720,427

	Three-Month Period Ended September 30, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2023	12,789,326	$13	$(22,012)	$662,826	$85,274	$726,101
Net loss	—	—	—	—	(7,196)	(7,196)
Stock-based compensation	—	—	—	1,522	—	1,522
Balance, September 30, 2023	12,789,326	$13	$(22,012)	$664,348	$78,078	$720,427

See accompanying notes to these Condensed Consolidated Financial Statements.

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(5,796)	$1,615
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,931	28,305
Accretion of asset retirement obligation	1,867	1,605
Amortization of deferred financing costs	226	226
Amortization of intangible assets	246	241
Stock-based compensation	2,735	5,071
Lower of cost or net realizable value inventory adjustments	2,326	3,413
Impairment of long-lived assets	3,082	521
Loss on disposal of assets	626	252
Allowance for doubtful accounts	—	110
Allowance for parts inventory obsolescence	643	140
Unrealized loss on equity investment	101	—
Equity in (earnings) loss of unconsolidated entities	256	292
Distribution of earnings from unconsolidated entities	—	452
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,146)	2,536
Other receivables, net	(1,245)	(1,659)
Inventory, net	(448)	2,379
Prepaid expenses and other current assets	(226)	(898)
Deferred tax assets, net	(1,179)	1,756
Accounts payable, accrued liabilities, and accrued employee compensation and benefits	4,009	(5,216)
Operating lease liabilities	(1,074)	(1,218)
Deferred other income	43,308	—
Other liabilities	(1,306)	(1,298)
Net cash provided by operating activities	64,936	38,625

Cash Flows from Investing Activities:
Additions to property, plant, equipment, mineral properties and other assets	(32,583)	(58,484)
Purchase of investments	—	(1,415)
Proceeds from sale of assets	4,656	125
Proceeds from redemptions/maturities of investments	2,000	4,500
Other investing, net	416	668
Net cash used in investing activities	(25,511)	(54,606)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings on credit facility	—	7,000
Repayments of short-term borrowings on credit facility	(4,000)	(5,000)
Payments of financing lease	(680)	(399)
Employee tax withholding paid for restricted stock upon vesting	(775)	(1,337)
Net cash (used in) provided by financing activities	(5,455)	264

INTREPID POTASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2024	2023
Net Change in Cash, Cash Equivalents and Restricted Cash	33,970	(15,717)
Cash, Cash Equivalents and Restricted Cash, beginning of period	4,651	19,084
Cash, Cash Equivalents and Restricted Cash, end of period	$38,621	$3,367

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$382	$287
Income taxes	$9	$295
Amounts included in the measurement of operating lease liabilities	$1,143	$1,357
Accrued purchases for property, plant, equipment, and mineral properties	$1,868	$3,241
Right-of-use assets exchanged for operating lease liabilities	$751	$48
Right-of-use assets exchanged for financing lease liabilities	$1,562	$3,009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,833)	$(7,196)	$(5,796)	$1,615

Basic weighted-average common shares outstanding	12,908	12,789	12,871	12,750
Add: Dilutive effect of restricted stock	—	—	—	80
Add: Dilutive effect of stock options	—	—	—	46
Diluted weighted-average common shares outstanding	12,908	12,789	12,871	12,876

Basic	$(0.14)	$(0.56)	$(0.45)	$0.13
Diluted	$(0.14)	$(0.56)	$(0.45)	$0.13

The following table shows the shares that have an anti-dilutive effect and are excluded from the diluted weighted-average shares outstanding computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive effect of restricted stock	372	372	369	213

Anti-dilutive effect of stock options outstanding	273	273	273	173

Note 4— CASH, CASH EQUIVALENTS AND RESTRICTED CASH
    We consider financial instruments with original maturities of three months or less to be cash equivalents. Total cash, cash equivalents and restricted cash, as shown on the Condensed Consolidated Statements of Cash Flows are included in the following accounts at September 30, 2024, and 2023 (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$38,034	$2,791
Restricted cash included in other current assets	25	25
Restricted cash included in other long-term assets	562	551
Total cash, cash equivalents, and restricted cash as shown in the statement of cash flows	$38,621	$3,367

Restricted cash included in other current and long-term assets on the Condensed Consolidated Balance Sheets represents amounts for which use is restricted by contractual agreements with various entities, principally the Bureau of Land Management or the states of Utah and New Mexico, as security to fund future reclamation obligations at our sites.

Note 5— INVENTORY AND LONG-TERM PARTS INVENTORY
    The following summarizes our inventory, recorded at the lower of weighted-average cost or estimated net realizable value, as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Finished goods product inventory	$53,734	$66,033
In-process inventory	35,135	28,044
Total product inventory	88,869	94,077
Current parts inventory, net	20,709	20,175
Total current inventory, net	109,578	114,252
Long-term parts inventory, net	32,385	30,231
Total inventory, net	$141,963	$144,483

Parts inventory is shown net of estimated allowances for obsolescence of $0.2 million and $0.9 million as of September 30, 2024, and December 31, 2023, respectively.

Note 6 — PROPERTY, PLANT, EQUIPMENT, AND MINERAL PROPERTIES
    Property, plant, equipment, and mineral properties were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$24,136	$24,136
Ponds and land improvements	96,307	91,333
Mineral properties and development costs	161,757	159,775
Buildings and plant	93,477	90,150
Machinery and equipment	318,680	297,494
Vehicles	7,888	7,332
Office equipment and improvements	10,627	10,150
Operating lease ROU assets	4,829	5,274
Breeding stock	264	315
Construction in progress	11,400	23,942
Total property, plant, equipment, and mineral properties, gross	$729,365	$709,901
Less: accumulated depreciation, depletion, and amortization	(374,467)	(351,652)
Total property, plant, equipment, and mineral properties, net	$354,898	$358,249

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value of the assets exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the nine months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets. As a result, we recorded an additional impairment of $3.1 million in the nine months ended September 30, 2024.
We incurred the following expenses for depreciation, depletion, and amortization, including expenses capitalized into inventory, for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation	$8,013	$9,102	$23,072	$25,156
Depletion	704	621	2,837	1,968
Amortization of right of use assets	316	399	1,022	1,181
Total incurred	$9,033	$10,122	$26,931	$28,305

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
Pursuant to the Amendment, among other things, we agreed to provide support to XTO for development and operation of XTO's oil and gas interests within the DPA. As consideration under the Amendment, XTO agreed to pay us an initial fee of $50.0 million (the "Initial Fee"). We received a partial payment of $5.0 million of the Initial Fee in December 2023, and we received payment of the remaining $45.0 million from XTO in January 2024.
The Amendment further provides that we shall receive an additional one-time payment equal to $50.0 million (the "Access Fee"), which XTO will pay within 90 days upon the earlier occurrence of (i) the approval of the first new or expanded drilling island within a specific area to be used by XTO or (ii) within seven years of the anniversary of the Amendment Date. XTO is also required to pay additional amounts to Intrepid as an "Access Realization Fee," up to a maximum of $100.0 million, (the "Access Realization Fee") in the event of certain additional drilling activities by XTO.
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
For the three and nine months ended September 30, 2024, we recorded other operating income of $1.1 million and $3.4 million, respectively, from the Amendment. Because we have not yet been paid the Access Fee included in the transaction price, we recorded a long-term receivable for the amount of the Access Fee that we earned during the nine months ended September 30, 2024 of $1.7 million, which is included in "Other Assets" on the Condensed Consolidated Balance Sheets. For the amount of the Initial Fee we earned during the three and nine months ended September 30, 2024, we reduced the "Deferred other income, long-term" liability recorded on our Condensed Consolidated Balance Sheets.
As of September 30, 2024, we had $2.3 million recorded in "Other current liabilities," and $46.1 million recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets for the unearned portion of the Initial Fee. As of December 31, 2023, we had $5.0 million recorded in "Other current liabilities," and zero recorded in "Deferred other income, long-term" on the Condensed Consolidated Balance Sheets.

Note 8 — DEBT
    Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of September 30, 2024, borrowings under the credit facility bear interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended September 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended September 30, 2023, we made $2.0 million in borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2023, we made $7.0 million in borrowings and made $5.0 million in repayments under the revolving credit facility. As of September 30, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of September 30, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
Interest Expense—Interest expense is recorded net of any capitalized interest associated with investments in capital projects. We incurred gross interest expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
    Amounts included in interest expense, net for the three and nine months ended September 30, 2024, and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on borrowings	$53	$58	$134	$133
Commitment fee on unused credit facility	57	57	171	169
Amortization of deferred financing costs	75	75	226	226
Gross interest expense	185	190	531	528
Less capitalized interest	(185)	(190)	(531)	(528)
Interest expense, net	$—	$—	$—	$—

Note 9 — INTANGIBLE ASSETS
    We have water rights, recorded at $19.2 million at September 30, 2024, and December 31, 2023. Our water rights have indefinite lives and are not amortized. We evaluate our water rights at least annually as of October 1 for impairment, or more frequently if circumstances require.
    We account for other intangible assets as finite-lived intangible assets and amortize those intangible assets over the period of estimated benefit, using the straight-line method. As of September 30, 2024, the weighted average amortization period for the other intangible assets was approximately 14.8 years. At September 30, 2024, and December 31, 2023, these intangible assets had a net book value of $4.9 million and $4.9 million, respectively, and are included in "Other assets, net" on the Condensed Consolidated Balance Sheets.

Note 10— FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS OF POSSIBLE FUTURE
PUBLIC DEBT
Intrepid Potash, Inc., as the parent company, has no independent assets or operations, and operations are conducted solely through its subsidiaries. Cash generated from operations is held at the parent-company level as cash on hand and cash equivalents and totaled $38.0 million and $4.1 million at September 30, 2024, and December 31, 2023, respectively. If one or more of our wholly-owned operating subsidiaries guarantee public debt securities in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. The assets and liabilities of our other subsidiaries are immaterial. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the subsidiary guarantors, except those imposed by applicable law.

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
Following is a table of the changes to our asset retirement obligation for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset retirement obligation, at beginning of period	$31,603	$27,934	$30,359	$26,864
Accretion of discount	623	535	1,867	1,605
Total asset retirement obligation, at end of period	$32,226	$28,469	$32,226	$28,469
Less current portion of asset retirement obligation	$(282)	$(300)	$(282)	$(300)
Long-term portion of asset retirement obligation	$31,944	$28,169	$31,944	$28,169

The current portion of the asset retirement obligation is included in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2024.

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

Contract Balances: As of September 30, 2024, and December 31, 2023, we had a total of $2.5 million and $2.3 million of contract liabilities, respectively, of which $1.0 million and $1.0 million were current as of September 30, 2024, and December 31, 2023, respectively, and included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. Customer advances received before we have satisfied our performance obligations are accounted for as a contract liability (sometimes referred to in practice as deferred revenue).
Our deferred revenue activity for the three and nine months ended September 30, 2024, and 2023 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$2,857	$2,168	$2,303	$2,374
Additions	27	313	1,324	627
Recognized as revenue during period	(419)	(291)	(1,162)	(811)
Ending Balance	$2,465	$2,190	$2,465	$2,190

Disaggregation of Revenue: The tables below show the disaggregation of revenue by product and reconciles disaggregated revenue to segment revenue for the three and nine months ended September 30, 2024, and 2023. We believe the disaggregation of revenue by products best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic conditions (in thousands):

	Three Months Ended September 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,692	$—	$—	$(59)	$21,633
Trio®	—	18,887	—	—	18,887
Water	—	—	7,918	—	7,918
Salt	2,720	41	—	—	2,761
Magnesium Chloride	2,116	—	—	—	2,116
Brine Water	1,808	—	943	—	2,751
Other	20	—	1,463	—	1,483
Total Revenue	$28,356	$18,928	$10,324	$(59)	$57,549

	Nine Months Ended September 30, 2024
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$78,242	$—	$—	$(199)	$78,043
Trio®	—	81,584	—	—	81,584
Water	—	—	12,659	—	12,659
Salt	9,199	354	—	—	9,553
Magnesium Chloride	3,467	—	—	—	3,467
Brine Water	4,975	—	3,236	—	8,211
Other	83	—	5,291	—	5,374
Total Revenue	$95,966	$81,938	$21,186	$(199)	$198,891

	Three Months Ended September 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$21,980	$—	$—	$(71)	$21,909
Trio®	—	20,605	—	—	20,605
Water	48	1,368	1,133	—	2,549
Salt	2,676	57	—	—	2,733
Magnesium Chloride	2,035	—	—	—	2,035
Brine Water	863	—	1,030	—	1,893
Other	—	—	2,741	—	2,741
Total Revenue	$27,602	$22,030	$4,904	$(71)	$54,465

	Nine Months Ended September 30, 2023
Product	Potash Segment	Trio® Segment	Oilfield Solutions Segment	Intersegment Eliminations	Total
Potash	$110,241	$—	$—	$(260)	$109,981
Trio®	—	76,887	—	—	76,887
Water	228	3,890	5,320	—	9,438
Salt	8,997	275	—	—	9,272
Magnesium Chloride	4,839	—	—	—	4,839
Brine Water	3,058	—	2,853	—	5,911
Other	—	—	6,092	—	6,092
Total Revenue	$127,363	$81,052	$14,265	$(260)	$222,420

Note 13 — COMPENSATION PLANS
Equity Incentive Compensation Plan—Our Board of Directors and stockholders adopted a long-term incentive compensation plan called the Intrepid Potash, Inc. Amended and Restated Equity Incentive Plan (the "Plan"). The Plan was most recently amended and restated in May 2022. We have issued common stock, restricted stock, performance units, and non-qualified stock option awards under the Plan. As of September 30, 2024, approximately 1.0 million shares remained available for issuance under the Plan.
    During the nine months ended September 30, 2024, the Compensation Committee granted an aggregate of 165,216 shares of restricted stock to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2024, the Compensation Committee granted an aggregate of 20,739 shares of restricted stock to members of our Board of Directors, which vest over one year. In September 2024, the Compensation Committee granted an aggregate of 6,282 shares of restricted stock to members of our Board of Directors, which will vest on the earlier of the date a member of the Board of Directors resigns, May 25, 2025, or the day before the 2025 Annual Meeting of Stockholders.
During the nine months ended September 30, 2023, the Compensation Committee granted an aggregate of 225,117 restricted shares to executive officers and other key employees. These awards vest over three years, and in some cases, contain a market condition. In May 2023, the Compensation Committee granted an aggregate of 22,226 restricted shares to members of our Board of Directors, which vest over one year.
As of September 30, 2024, the following awards were outstanding under the Plan (in thousands):

Outstanding as of September 30, 2024
Restricted Shares	258

Non-qualified Stock Options	273

    Total share-based compensation expenses were $0.2 million and $1.5 million for the three months ended September 30, 2024, and 2023, respectively, and $2.7 million and $5.1 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, we had $4.0 million of total remaining unrecognized compensation expense related to awards that is expected to be recognized over a weighted-average period of 1.4 years.
On September 30, 2024, we entered in a Separation Agreement and General Release (the "Agreement") with the court-appointed guardian of our former principal executive officer, Robert P. Jornayvaz III. Pursuant to the Agreement, we agreed to pay $2.0 million to Mr. Jornayvaz for compensation owed to him, certain benefits, and Mr. Jornayvaz forfeited 118,975 shares of unvested restricted stock. The liability for the payment made to Mr. Jornayvaz in October 2024 is included in "Accrued employee compensation and benefits" on the Condensed Consolidated Balance Sheet at September 30, 2024, and the associated expense is included in "Selling and administrative" expenses on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

Note 14 — INCOME TAXES
Our anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which our income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities, and the benefit associated with the estimated effect of the percentage depletion deduction.
A summary of our provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current portion of income tax expense	$58	$3	$93	$137
Deferred portion of income tax (benefit) expense	(65)	(1,920)	(1,179)	1,756
Total income tax (benefit) expense	$(7)	$(1,917)	$(1,086)	$1,893

    Our effective tax rate for the three months ended September 30, 2024 was 0.4%, while our effective tax rate for the nine months ended September 30, 2024 was 15.8%. Our effective tax rate differed from the statutory rate during these periods primarily from the permanent difference between book and tax income due to the percentage depletion deduction and the officers' compensation deduction. Our effective tax rate for the three and nine months ended September 30, 2023 was 21.0% and 54.0%, respectively. Our effective tax rate differed from the statutory rate during these periods primarily from the estimated permanent difference between book and tax income for the first nine months of 2023 due to the percentage depletion deduction and the officers' compensation deduction.
As of September 30, 2024, we continue to be in a three-year cumulative income position. However, losses incurred in 2023 and through the first nine-months of 2024 have reduced the amount of three-year cumulative income. If weakness in fertilizer pricing, lower production, additional impairments, or additional losses were to continue, it is possible that there may be significant negative evidence to cause us to record a valuation allowance within the next 12 months. The timing and amount of any valuation allowance is subject to significant judgement that is considered with the timing and amounts of actual and future earnings. Recording any valuation allowance would result in increased income tax expense in the period the valuation allowance is recorded which could have a material effect on net income.

Note 15 — COMMITMENTS AND CONTINGENCIES
Reclamation Deposits and Surety Bonds—As of September 30, 2024, and December 31, 2023, we had $27.1 million and $26.8 million, respectively, of security placed principally with the Bureau of Land Management ("BLM") and the states of Utah and New Mexico for eventual reclamation of our various facilities. As of September 30, 2024, $0.5 million consisted of long-term restricted cash deposits and $26.6 million was secured by surety bonds issued by an insurer. As of December 31, 2023, $0.5 million consisted of long-term restricted cash deposits and $26.3 million was secured by surety bonds issued by an insurer. The restricted cash deposits are included in "Other assets, net" on the Condensed Consolidated Balance Sheets and the surety bonds are held in place by an annual fee paid to the issuer.
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
    We have estimated contingent liabilities recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheets of $2.3 million as of September 30, 2024, mainly related to the potential underpayment of royalties from 2012 to 2016, and a potential fine related to a violation of one of our air quality permits at our New Mexico facility. As of December 31, 2023, we had $3.4 million in contingent liabilities mainly related to the potential underpayment of royalties from 2012 to 2016 and potential royalties on water revenues in 2019 to 2022. In March 2024 we paid $1.9 million to the New Mexico State Land Office to resolve the matter related to potential royalties on water revenues from 2019 to 2022.

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
Cash Equivalents—As of September 30, 2024, we had cash equivalents of $1.5 million. As of December 31, 2023, we had cash equivalents of $0.5 million.
Held-to-Maturity Debt Investments—As of September 30, 2024, and December 31, 2023, we owned debt investment securities classified as held-to-maturity because we have the intent and ability to hold these investments to maturity. Our held-to-maturity debt investment securities consist of investment grade corporate bonds and U.S. government issued bonds. These debt securities are carried at amortized cost and consist of the following (amounts in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$499	$—	$—	$499
Government bonds	1,480	—	(1)	1,479
Total	$1,979	$—	$(1)	$1,978

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term
Corporate bonds	$991	$—	$(9)	$982
Government bonds	1,979	—	(13)	1,966
Total	$2,970	$—	$(22)	$2,948
Long-term
Corporate bonds	$—	$—	$—	$—
Government bonds	954	1	(4)	951
Total	$954	$1	$(4)	$951
Our long-term held to maturity investments are recorded in "Long-term investments" on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, we had $2.0 million and $3.9 million in held-to-maturity debt investment securities, respectively. As of September 30, 2024, our held-to-maturity investments mature in less than one year.
Investments in Equity Securities—In May 2020, we acquired a non-controlling equity investment in W.D. Von Gonten Laboratories ("WDVGL") for $3.5 million. We initially accounted for this investment as an equity investment without a readily determinable fair value and elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment.
In July 2022, WDVGL entered into an agreement (the “Purchase Agreement”) with National Energy Services Reunited Corporation (“NESR”), a British Virgin Islands corporation headquartered in Houston, Texas. Under the terms of the Purchase Agreement, WDVGL was combined with the consulting business owned by W.D. Von Gonten (“Consulting”) to form a new entity, W.D. Von Gonten Engineering, LLC (“Engineering”), and NESR purchased Engineering in a majority stock transaction at an agreed upon selling price. NESR stock received from the sale of Engineering was distributed to investors in WDVGL and Consulting in August 2024.
In February 2023, we received $0.2 million in cash for our investment in WDVGL. Initially, we recorded that cash received as a liability because we were required to return the cash to WDVGL if the sale of Engineering to NESR was not finalized. The sale of Engineering to NESR has since been finalized and the recorded value of our investment in WDVG was reduced to $3.3 million, which is the aggregate cost basis of the 336,773 shares of NESR stock we received in August 2024 related to the sale of WDVGL.
NESR trades on the over-the-counter “Pink Market.” As required by Accounting Standards Codification ("ASC") Topic 321 - Investments-Equity Securities ("ASC 321"), equity securities are valued at fair value in the Condensed Consolidated Balance Sheet at September 30, 2024, and unrealized gains and losses for investments in equity securities are included in the Condensed Consolidated Statement of Operations. At September 30, 2024, the fair value of our investment in NESR equity securities is $3.2 million, and is included in "Long-term investments" on the Condensed Consolidated Balance Sheet at September 30, 2024, and the unrealized loss of $0.1 million is included in "Other income" on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

As of December 31, 2023, our investment in WDVGL was accounted for as an equity investment without a readily determinable fair value and we elected to measure our investment, as permitted by GAAP, at cost plus or minus any adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairment. We had not recorded any adjustments to the carrying value of this investment since the purchase in May 2020. We included this investment in "Long-term investments" on the Condensed Consolidated Balance Sheet as of December 31, 2023.
Equity Method Investments—We are a limited partner with a 16% interest in PEP Ovation, LP ("Ovation") as of September 30, 2024, and December 31, 2023. This investment is accounted for under the equity method whereby we recognize our proportional share of the income or loss from our investment in Ovation on a one-quarter lag. This investment is included in "Long-term investments" on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, our proportional share of Ovation's net loss was $0.3 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, our proportional share of Ovation's net loss was $0.1 million and $0.3 million, respectively.

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

Three Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$28,356	$18,928	$10,324	$(59)	$57,549
Less: Freight costs	3,217	4,864	—	(59)	8,022
Warehousing and handling costs	1,819	1,239	—	—	3,058
Cost of goods sold	18,783	12,221	7,262	—	38,266
Lower of cost or net realizable value inventory adjustments	471	—	—	—	471
Gross Margin	$4,066	$604	$3,062	$—	$7,732
Depreciation, depletion, and amortization incurred[1]	$6,670	$864	$1,134	$447	$9,115

Nine Months Ended September 30, 2024	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$95,966	$81,938	$21,186	$(199)	$198,891
Less: Freight costs	9,976	20,498	—	(199)	30,275
Warehousing and handling costs	4,889	3,844	—	—	8,733
Cost of goods sold	65,823	55,949	13,995	—	135,767
Lower of cost or net realizable value inventory adjustments	2,326	—	—	—	2,326
Gross Margin	$12,952	$1,647	$7,191	$—	$21,790
Depreciation, depletion, and amortization incurred[1]	$19,819	$2,599	$3,400	$1,359	$27,177

Three Months Ended September 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$27,602	$22,030	$4,904	$(71)	$54,465
Less: Freight costs	2,894	5,086	—	(71)	7,909
Warehousing and handling costs	1,541	1,190	—	—	2,731
Cost of goods sold	18,673	17,714	3,534	—	39,921
Lower of cost or net realizable value inventory adjustments	1,083	2,330	—	—	3,413
Gross Margin (Deficit)	$3,411	$(4,290)	$1,370	$—	$491
Depreciation, depletion, and amortization incurred[1]	$7,272	$1,754	$950	$226	$10,202

Nine Months Ended September 30, 2023	Potash	Trio®	Oilfield Solutions	Other	Consolidated
Sales	$127,363	$81,052	$14,265	$(260)	$222,420
Less: Freight costs	12,237	18,038	—	(260)	30,015
Warehousing and handling costs	4,630	3,635	—	—	8,265
Cost of goods sold	78,697	58,666	11,139	—	148,502
Lower of cost or net realizable value inventory adjustments	1,083	2,330	—	—	3,413
Gross Margin (Deficit)	$30,716	$(1,617)	$3,126	$—	$32,225
Depreciation, depletion and amortization incurred[1]	$20,753	$4,365	$2,772	$656	$28,546
1 Depreciation, depletion, and amortization incurred for potash and Trio® excludes depreciation, depletion and amortization amounts absorbed in or relieved from inventory.
The following table shows the reconciliation of reportable segment sales to consolidated sales and the reconciliation of segment gross margins to consolidated income before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total sales for reportable segments	$57,608	$54,536	$199,090	$222,680
Elimination of intersegment sales	(59)	(71)	(199)	(260)
Total consolidated sales	$57,549	54,465	$198,891	$222,420

Total gross margin for reportable segments	$7,732	$491	$21,790	$32,225
Elimination of intersegment sales	(59)	(71)	(199)	(260)
Elimination of intersegment expenses	59	71	199	260
Unallocated amounts:
Selling and administrative	9,154	7,685	25,448	24,491
Impairment of long-lived assets	874	521	3,082	521
Loss on disposal of assets	134	59	626	252
Accretion of asset retirement obligation	623	535	1,867	1,605
Other operating income	(1,370)	(522)	(4,029)	(1,252)
Other operating expense	540	1,379	2,953	3,132
Equity in loss of unconsolidated entities	289	54	256	292
Interest income	(536)	(88)	(1,327)	(249)
Other non-operating income	(136)	(19)	(204)	(75)
(Loss) income before income taxes	$(1,840)	$(9,113)	$(6,882)	$3,508
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
Recent Developments
On April 16, 2024, our Board granted Robert P. Jornayvaz III, our Executive Chairman of the Board and Chief Executive Officer, a temporary medical leave of absence, as he recovered from a non-work related accident. In connection with Mr. Jornayvaz’s medical leave, the Board temporarily delegated all responsibilities of the Chairman of the Board to Barth Whitham, Lead Director. In addition, the Board appointed Matthew D. Preston, the Company’s Chief Financial Officer, as acting principal executive officer of the Company. The Board also appointed Hugh E. Harvey, our co-founder with Mr. Jornayvaz, to serve as a Class III director on the Board. Subsequently, on July 10, 2024, our Board announced that it was unlikely that Mr. Jornayvaz would return from his extended medical leave of absence and it had initiated a search process to identify a successor to Mr. Jornayvaz in the Chief Executive Officer role. The Board also elected Mr. Whitham, formerly Lead Independent Director, as its Chair.
On September 30, 2024, Mr. Jornayvaz resigned as Chief Executive Officer and as a member of the Board. The search process to identify a successor to Mr. Jornayvaz as Chief Executive Officer continues and Mr. Preston continues as acting principal executive officer of the Company until a permanent Chief Executive Office is appointed by the Board.

Significant Business Trends and Activities
    Our financial results have been, or are expected to be, impacted by several significant trends and activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.
• Potash pricing and demand. Our potash average net realized sales price per ton(1) decreased to $356 and $387 for the three and nine months ended September 30, 2024, respectively, compared to $433 and $474, respectively, for the same periods in 2023. Sales volume declined 14% in the nine months ended September 30, 2024, compared to the same period in 2023 as we had less inventory to begin the year due to decreased production at our HB and Wendover facilities combined with strong demand during the fall 2023 season. Since the summer-fill program was announced in June 2024, Corn Belt pricing has remained at summer-fill levels due to sufficient inventory and limited buying to test market values.
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
• Trio® pricing and demand. Our Trio® average net realized sales price per ton(1) increased to $312 and decreased to $305 for the three and nine months ended September 30, 2024, respectively, compared to $298 and $329, respectively, for the same periods in 2023. Sales volumes in the nine months ended September 30, 2024, increased 12% compared to the same period in 2023 on supportive sulfate values and better than expected late season demand into row crop markets during the first half of 2024. In July, we announced a Trio® summer-fill program which reduced the Carlsbad posted price by $25 per ton during a one-week order window for delivery during the third quarter of 2024. After the order window closed, the Carlsbad posted price increased by $15 per ton for spot orders.
    We also experience seasonality in domestic Trio® demand, with more purchases coming in the first and second quarters in advance of the spring application season in the U.S. In turn, we generally have increased inventory levels in the third and fourth quarters in anticipation of expected demand for the following year.
• Water sales. In the three and nine months ended September 30, 2024, total water sales were $7.9 million and $12.7 million, respectively, compared to $2.5 million and $9.4 million during the same periods of 2023. Sales increased in the third quarter of 2024 compared to the prior year as we supplied and sourced water for a frac on our South ranch. Year-to-date water sales increased compared to the prior year due to the frac during the third quarter, offset by less water sold from our Caprock water rights as we maximize injection rates at our HB mine. We expect our water sales in the fourth quarter of 2024 will decrease towards the rates seen in the first half of 2024, as we do not forecast any frac demand on our South ranch. We continue to pursue opportunities to supply or source water for additional fracs on our South ranch, although the timing of those opportunities, if any, is uncertain.
    See Note 15 of our unaudited Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q regarding legal proceedings related to our water rights.
• Byproduct sales. We sell byproducts such as salt, magnesium chloride, brines, and water that are derived from our potash and Trio® operations. Byproduct sales were $6.7 million during the third quarter of 2024, compared to $7.0 million for the same period of 2023. Byproduct sales were $18.1 million during the first nine months of 2024, compared to $21.3 million for the same period of 2023 as increased brine sales were offset by decreased sales of magnesium chloride and water. We expect minimal, if any, byproduct sales of water for the remainder of 2024 as we continue to maximize injection rates at our HB mine.
• Strategic Focus on our Solar Solution Mining Facilities. Key current and future projects include:

–Phase Two of the HB Injection Pipeline Project - The in-line pigging system to clean the new pipeline and remove scaling to help ensure more consistent flow rates was commissioned in the third quarter to all brine injection sites.

We expect our brine injection rates will increase to between 2,000 - 2,500 gallons per minute, the highest rate in company history, which will improve the brine availability and residence time in the HB cavern system.
–We completed the construction of a new primary pond in Wendover in June 2024 and are in the process of filling the pond with brine. Similar to our caverns at the Moab and HB mines, the primary ponds at Wendover serve as the brine storage area, and adding another primary pond will help us meet our goals of maximizing brine availability, increasing brine grade, and improving production. We expect to see the production benefits of the new primary pond beginning in 2025 - 2026 production year.
–HB AMAX Cavern - In the third quarter of 2024, we started the permitting process to drill a sample well into the AMAX Cavern at HB in order to measure the brine chemistry of the existing cavern. AMAX is the largest cavern in the HB system and is expected to serve as an expansion area to the original HB caverns which have been in service for over ten years. We expect to finish the sample well permitting process in the first quarter of 2025 with test well drilling taking place shortly thereafter.

(1) Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."

Consolidated Results

(in thousands, except per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales[1]	$57,549	$54,465	$198,891	$222,420

Cost of goods sold	$38,266	$39,921	$135,767	$148,502

Gross Margin	$7,732	$491	$21,790	$32,225

Selling and administrative	$9,154	$7,685	$25,448	$24,491

Net (Loss) Income	$(1,833)	$(7,196)	$(5,796)	$1,615

Average net realized sales price per ton[2]
Potash	$356	$433	$387	$474
Trio®	$312	$298	$305	$329
1Sales include sales of byproducts which were $6.7 million and $7.0 million for the three months ended September 30, 2024, and 2023, respectively, and $18.1 million and $21.3 million for the nine months ended September 30, 2024, and 2023, respectively.
2Average net realized sales price per ton is a non-GAAP financial measure. More information about this non-GAAP financial measure is below under the heading "Non-GAAP Financial Measure."
Consolidated Results for the Three Months Ended September 30, 2024, and 2023
Sales
Our total sales for the three months ended September 30, 2024, increased $3.1 million, or 6%, compared to the same period in 2023, as oilfield solutions segment sales increased $5.4 million and potash segment sales increased $0.8 million, partially offset by a decrease of $3.1 million in Trio® segment sales.
Our oilfield solutions segment sales, which includes sales of water, brine water, surface use, and easements, increased $5.4 million, or 111%, in the three months ended September 30, 2024, compared to the same period in 2023, driven by a $6.8 million increase in water sales, partially offset by a $1.4 million decrease in surface use and easement revenues. Our oilfield solutions segment water revenues increased due to the completion of a large frac on Intrepid South during the third quarter of 2024. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
Our total potash segment sales increased $0.8 million for the three months ended September 30, 2024, compared to the same period in 2023, as potash segment byproduct sales increased $1.0 million, partially offset by a $0.3 million decrease in potash sales. During the three months ended September 30, 2024, potash segment byproduct sales increased, compared to the same period in 2023, due to an increase in brine water sales driven by continued strong demand from oil and gas operators near our facilities in New Mexico. While we sold 17% more tons of potash during the three months ended September 30, 2024, compared to the same period in 2023, our average net realized sales price per ton decreased 18%.
Our Trio® segment sales decreased $3.1 million in the three months ended September 30, 2024, compared to the same period in 2023, as Trio® sales decreased $1.7 million, or 8%, and Trio® segment byproduct water sales decreased $1.4 million. While our Trio® average net realized sales price per ton increased 5% in the three months ended September 30, 2024, compared to the same period in 2023, we sold 13% fewer tons. We sold less Trio® segment byproduct water as we increased the volume of water used for injection at our HB plant and we sold fewer barrels of water from our Caprock water rights.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $0.4 million in the three months ended September 30, 2024, compared to the same period in 2023, due to a decrease in byproduct water sales. We did not sell any byproduct water during the three months ended September 30, 2024, as we increased the volume of water used for injection at our HB plant and we sold fewer barrels of water from our Caprock water rights.
Cost of Goods Sold

Our total cost of goods sold decreased $1.7 million during the three months ended September 30, 2024, compared to the same period in 2023, as Trio® segment cost of goods sold decreased $5.5 million, partially offset by a $3.7 million increase in our oilfield solutions cost of goods sold and a $0.1 million increase in our potash segment cost of goods sold.
Our Trio® segment cost of goods sold decreased $5.5 million, or 31%, during the three months ended September 30, 2024, compared to the same period in 2023, because we sold 13% fewer tons, and we incurred less production expenses. Our Trio® labor expenses decreased because we stopped operating an additional underground shift at our East mine during the first quarter of 2024, and our depreciation expense incurred decreased as we recorded an impairment of our Trio® segment assets during the fourth quarter of 2023. In addition, we produced 19% more tons of Trio® in the three months ended September 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our Trio® production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our potash segment cost of goods sold increased $0.1 million, or 1%, during the three months ended September 30, 2024, compared to the same period in 2023. While we sold 17% more tons of potash in the three months ended September 30, 2024, compared to the same period in 2023, our beginning of the third quarter 2024 potash weighted average carrying cost per ton decreased due to lower of cost or net realizable value inventory adjustments recorded during the first six months of 2024. Additionally, we produced 19% more tons of potash during the three months ended September 30, 2024, compared to the same period during 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold increased $3.7 million, or 105%, during the three months ended September 30, 2024, compared to the same period in 2023, as we purchased more third-party water to sell for the large frac job that was completed at Intrepid South during the third quarter of 2024.
Lower of Cost or Net Realizable Value Inventory Adjustments
In the three months ended September 30, 2024, we incurred $0.5 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $3.4 million in lower of cost or net realizable value inventory adjustments related to potash and Trio® products in the three months ended September 30, 2023.
Gross Margin
During the three months ended September 30, 2024, we generated gross margin of $7.7 million compared to gross margin of $0.5 million during the same period in 2023. As discussed above, our gross margin increased during the three months ended September 30, 2024, due to improved Trio® segment cost of goods sold and increased sales in our oilfield solutions segment.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the three months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $0.9 million in the three months ended September 30, 2024. We recorded a $0.5 million impairment related to our non-operating working interest in an oil and gas well during the three months ended September 30, 2023.
Other Operating Income
    Other operating income increased $0.8 million during the three months ended September 30, 2024, compared to the same period in 2023 due to other operating income recorded related to the Third Amendment to the Cooperative Development Agreement (the "Amendment") we signed with XTO in December 2023, that became effective as of January 1, 2024. As discussed in further detail in Note 7 - Other Long-term Deferred Income to the Condensed Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment.
Income Tax Expense
    During the three months ended September 30, 2024, we realized an immaterial amount of income tax benefit compared to income tax benefit of $1.9 million during the same period in 2023, as we generated a smaller net loss during the three months ended September 30, 2024, than during the same period in 2023.
Net Income

    We generated a net loss of $1.8 million during the three months ended September 30, 2024, compared to a net loss of $7.2 million in the same period in 2023, due to the factors discussed above.
Consolidated Results for the Nine Months Ended September 30, 2024, and 2023
Sales
Our total sales for the nine months ended September 30, 2024 decreased $23.5 million, or 11%, compared to the same period in 2023, as potash segment sales decreased $31.4 million, or 25%, partially offset by a $6.9 million, or 49%, increase in oilfield solutions segment sales and a $0.9 million, or 1%, increase in Trio® segment sales.
Our total potash segment sales decreased $31.4 million for the nine months ended September 30, 2024, compared to the same period in 2023, as potash sales decreased $31.9 million partially offset by an increase of $0.6 million in potash segment byproduct revenues. Our average net realized sales price per potash ton decreased 18% and we sold 14% fewer tons. Potash sales prices have been pressured during 2024 by increased global potash inventory levels. Potash tons sold decreased compared to the prior year because we began 2024 with fewer tons of potash available to sell due to decreased potash production from our HB and Wendover facilities in the second half of 2023.
Our Trio® segment sales increased $0.9 million in the nine months ended September 30, 2024, compared to the same period in 2023, as Trio® sales increased $4.7 million, or 6%, partially offset by a $3.9 million decrease in Trio® segment byproduct water sales. We sold 12% more tons of Trio® in the nine months ended September 30, 2024, compared to the same period in 2023, partially offset by a 7% decrease in our Trio® average net realized sales price per ton. Our Trio® tons sold increased during the nine months ended September 30, 2024, compared to the same period in 2023, as we sold more Trio® tons into row crop markets, particularly driven by the sulfate value of Trio®. During the first nine months of 2024, average Trio® prices were negatively affected by the 18% decrease in the average price for potash. However, Trio® prices only declined 7% as customers saw the relative value of the sulfate and low chloride potassium components of Trio®. We sold less Trio® segment byproduct water as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Our oilfield solutions segment sales, which includes sales of water, brine water, and surface use agreements and easements, increased $6.9 million, or 49%, in the nine months ended September 30, 2024, compared to the same period in 2023, driven by a $7.3 million increase in water sales, a $0.4 million increase in brine water sales, partially offset by an $0.8 million decrease in other products and services. Our oilfield solutions segment water revenues increased due to the completion of a large frac on Intrepid South during the third quarter of 2024. Continued robust oil and gas activity near Intrepid South has driven strong demand for products and services offered through our oilfield solutions segment.
Our total byproduct sales, which are recorded in either our potash segment or Trio® segment, decreased $3.3 million in the nine months ended September 30, 2024, compared to the same period in 2023, due mainly to a decrease in byproduct water sales. We did not sell any byproduct water during the nine months ended September 30, 2024, as we increased the volume of water used for injection at our HB plant and had fewer overall sales of water from our Caprock water rights.
Cost of Goods Sold
Our total cost of goods sold decreased $12.7 million during the nine months ended September 30, 2024, compared to the same period in 2023. Our potash segment cost of goods sold decreased $12.9 million, and our Trio® segment cost of goods sold decreased $2.7 million, partially offset by an increase of $2.9 million in our oilfield solutions cost of goods sold.
Our potash segment cost of goods sold decreased $12.9 million, or 16%, mainly due to selling 14% fewer tons in the nine months ended September 30, 2024, compared to the same period in 2023.
Our Trio® segment cost of goods sold decreased $2.7 million, or 5%, during the nine months ended September 30, 2024, compared to the same period in 2023, even though we sold 12% more tons of Trio®. Our Trio® cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we stopped operating an additional underground shift in early 2024 at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, our beginning 2024 weighted average carrying cost per ton of our Trio® finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced 16% more tons of Trio® in the nine months ended September 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our oilfield solutions cost of goods sold increased $2.9 million, or 26%, during the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to our purchasing more third-party water for resale to meet the demand for a large frac on Intrepid South.
Lower of Cost or Net Realizable Value Inventory Adjustments

In the nine months ended September 30, 2024, we incurred $2.3 million of lower of cost or net realizable value inventory adjustments in our potash segment, as our weighted average carrying costs for certain potash products exceeded our expected average net realized sales price for those products. We incurred $3.4 million in lower of cost or net realizable value inventory adjustments related to potash and Trio® products in the nine months ended September 30, 2023.
Gross Margin
During the nine months ended September 30, 2024, we generated gross margin of $21.8 million compared to gross margin of $32.2 million during the same period in 2023. As discussed above, our gross margin decreased mainly due to the decrease in sales driven by lower average net realized sales price per ton for potash and Trio® products and we sold fewer tons of potash in the nine months September 30, 2024, compared to the same period in 2023.
Impairment Expense
    During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any Trio® segment capital spending during the nine months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets and recorded an impairment of $3.1 million. We recorded a $0.5 million impairment related to our non-operating working interest in an oil and gas well during the nine months ended September 30, 2023.
Other Operating Income
    Other operating income increased $2.8 million in the nine months ended September 30, 2024, compared to the same period in 2023, due to other operating income recognized related to the Third Amendment to the Cooperative Development we signed with XTO in December 2023, that became effective as of January 1, 2024. As discussed in further detail in Note 7 - Other Long-term Deferred Income to the Condensed Consolidated Financial Statements, we are recognizing as other operating income the estimated transaction price associated with the Amendment on a straight-line basis over the term of the Amendment.
Income Tax Expense
    During the nine months ended September 30, 2024, we incurred income tax benefit of $1.1 million, compared to income tax expense of $1.9 million during the same period in 2023, as we incurred a loss before income taxes in the nine months ended September 30, 2024, compared to income before taxes in the same period in 2023.
Net Income
    We generated a net loss of $5.8 million in the nine months ended September 30, 2024, compared to net income of $1.6 million in the same period in 2023, due to the factors discussed above.

Potash Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Sales[1]	$28,356	$27,602	$95,966	$127,363
Less: Freight costs	3,217	2,894	9,976	12,237
Warehousing and handling costs	1,819	1,541	4,889	4,630
Cost of goods sold	18,783	18,673	65,823	78,697
Lower of cost or net realizable value inventory adjustments	471	1,083	2,326	1,083
Gross Margin	$4,066	$3,411	$12,952	$30,716
Depreciation, depletion, and amortization incurred[2]	$6,670	$7,272	$19,819	$20,753

Potash sales volumes (in tons)	54	46	183	213
Potash production volumes (in tons)	51	43	178	145

Average potash net realized sales price per ton[3]	$356	$433	$387	$474
1 Sales include sales of byproducts which were $6.7 million and $5.6 million for the three months ended September 30, 2024, and 2023, respectively, and $17.7 million and $17.1 million for the nine months ended September 30, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2024, and 2023
Our total sales in the potash segment increased $0.8 million in the three months ended September 30, 2024, compared to the same period in 2023, as potash segment byproduct sales increased $1.0 million, partially offset by a $0.3 million decrease in potash sales. Our potash segment byproduct sales increased due to an increase in brine sales as we sold more barrels of brine at a higher average price during the three months ended September 30, 2024, compared to the same period in 2023, due to continued robust oilfield activity near our mines in New Mexico.
Our potash sales decreased in the three months ended September 30, 2024, compared to the same period in 2023, as our average net realized sales price per ton decreased 18%, partially offset by selling 17% more tons. Potash prices have declined as available global inventory has increased compared to 2023. We sold more tons of potash in the three months ended September 30, 2024, compared to the same period in of 2023, because potash production increased in the second quarter of 2024, compared to the second quarter of 2023, and we had an earlier end to the spring season compared to the prior year, resulting in more tons of potash in inventory to begin the third quarter.
Potash segment freight expense increased 11% in the three months ended September 30, 2024, compared to the same period in 2023, as we sold 17% more tons of potash. Our potash freight expense is further impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold increased $0.1 million, or 1%, during the three months ended September 30, 2024, compared to the same period in 2023. While we sold 17% more tons of potash in the three months ended September 30, 2024, compared to the same period in 2023, our beginning of the third quarter 2024 potash weighted average carrying cost per ton decreased due to lower of cost or net realizable value inventory adjustments recorded during the first six months of 2024. Additionally, we produced 19% more tons of potash during the three months ended September 30, 2024, compared to the same period during 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of potash tons produced decreases our per ton production costs.
During the three months ended September 30, 2024, we recorded lower of cost or net realizable value inventory adjustments of $0.5 million as our weighted average carrying cost per ton for inventoried potash products at our HB and Wendover facilities was higher than our expected average net realizable sales price per ton for those products. While potash production at our HB and Wendover facilities has improved in 2024, compared to 2023, potash production at these facilities remained below historical production levels which increased our weighted average carrying costs. A significant portion of our potash production costs are fixed and a decrease in the number of potash tons produced increases our potash production costs per ton. We recorded $1.1 million in lower of cost or net realized value inventory adjustments in the potash segment in the third quarter of 2023.
Our potash segment gross margin increased $0.7 million in the three months ended September 30, 2024, compared to the same period in 2023, due to the factors discussed above.
Nine Months Ended September 30, 2024, and 2023
Our total sales in the potash segment decreased $31.4 million in the nine months ended September 30, 2024, compared to the same period in 2023, as potash sales recorded in the potash segment decreased $31.9 million, or 29%, partially offset by a $0.6 million increase in potash segment byproduct sales. Our potash sales decreased in the nine months ended September 30, 2024, compared to the same period in 2023, as our average net realized sales price per ton decreased 18%, and we sold 14% fewer tons. We sold fewer tons of potash in the nine months ended September 30, 2024, compared to the same period in 2023, as we began 2024 with less inventory of potash to sell due to lower potash production from our HB and Wendover facilities during the second half of 2023. While potash production has improved at our HB and Wendover facilities during the nine months ended September 30, 2024, compared to the same period in 2023, production levels at these facilities remain below historical production levels. Our average net realized sales price per potash ton decreased during the nine months ended September 30, 2024, compared to the same period in 2023, as the available supply of potash has increased.
Byproduct sales recorded in our potash segment during the nine months ended September 30, 2024, compared to the same period in 2023, increased $0.6 million as brine sales increased $1.9 million, partially offset by a $1.4 million decrease in magnesium chloride sales. Brine sales increased during the nine months ended September 30, 2024, as we sold more barrels of brine at a higher average price compared to the prior year period due to continued oilfield activity near our mines. Magnesium chloride sales declined during the nine months ended September 30, 2024, due to mild winter weather which decreased demand for our deicing product in the first quarter of 2024, and we saw less demand from the dedust market impacting sales in the second and third quarters of 2024.
Potash segment freight expense decreased 18% in the nine months ended September 30, 2024, compared to the same period in 2023, as we sold 14% fewer tons of potash. Our potash freight expense is further impacted by the geographic distribution of our potash and byproduct sales and by the proportion of customers arranging for and paying their own freight costs.
Our potash segment cost of goods sold decreased 16% in the first nine months of 2024, compared to the same period in 2023, mainly due to selling 14% fewer tons of potash.
During the first nine months of 2024, we recorded lower of cost or net realizable value inventory adjustments of $2.3 million as our weighted average carrying cost per ton for certain inventoried potash products at our HB and Wendover facilities was higher than our expected average net realized sales price per ton for those products. Because potash production at our HB and Wendover facilities was below historical production levels during the second half of 2023 and the first nine months of 2024, our weighted average production costs at those facilities increased. As mentioned, a significant portion of our potash production costs are fixed and a decrease in the number of potash tons produced increases our potash production costs per ton. We recorded $1.1 million in lower of cost or net realized value inventory adjustments in the first nine months of 2023.
Our potash segment gross margin decreased $17.8 million in the first nine months of 2024, compared to the first nine months of 2023, due to the factors discussed above.
Additional Information Relating to Potash
The table below shows our potash sales mix for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Agricultural	72%	64%	75%	76%
Industrial	4%	4%	3%	3%
Feed	24%	32%	22%	21%

Trio® Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Sales[1]	$18,928	$22,030	$81,938	$81,052
Less: Freight costs	4,864	5,086	20,498	18,038
Warehousing and handling costs	1,239	1,190	3,844	3,635
Cost of goods sold	12,221	17,714	55,949	58,666
Lower of cost or net realizable value inventory adjustments	—	2,330	—	2,330
Gross Margin (Deficit)	$604	$(4,290)	$1,647	$(1,617)
Depreciation, depletion, and amortization incurred[2]	$864	$1,754	$2,599	$4,365

Sales volumes (in tons)	45	52	200	179
Production volumes (in tons)	62	52	184	159

Average Trio® net realized sales price per ton[3]	$312	$298	$305	$329
1 Sales include sales of byproducts which were $0.0 million and $1.4 million for the three months ended September 30, 2024, and 2023, respectively, and $0.4 million and $4.2 million for the nine months ended September 30, 2024, and 2023, respectively.
2 Depreciation, depletion, and amortization incurred excludes depreciation, depletion, and amortization amounts absorbed in or (relieved from) inventory.
3Average net realized sales price per ton is a non-GAAP financial measure. More information about this measure is below under the heading "Non-GAAP Financial Measure."
Three Months Ended September 30, 2024, and 2023
Trio® segment sales decreased 14% during the three months ended September 30, 2024, compared to the same period in 2023. Trio® sales decreased $1.7 million, and our Trio® segment byproduct sales decreased $1.4 million. Trio® sales decreased primarily due to a 13% decrease in tons sold, partially offset by a 5% increase in our average net realized sales price per ton. Our average net realized sales price per ton increased during the three months ended September 30, 2024, compared to the same period in 2023, as Trio® prices for the 2024 summer fill program were $15 per ton higher than the 2023 summer fill program prices. Also, we sold fewer tons internationally during the three months ended September 30, 2024, compared to the same period in 2023. Generally, we incur more freight expense on international sales compared to domestic sales, which decreases our average net realized sales price per ton.
Our Trio® segment byproduct sales decreased $1.4 million in the three months ended September 30, 2024, compared to the same period in 2023, due to a decrease in Trio® segment byproduct water sales. During the three months ended September 30, 2024, we did not sell any byproduct water as we increased the volume of water used for injection at our HB plant.
Trio® freight costs decreased 4% in the third quarter of 2024, compared to the third quarter of 2023, as we sold fewer tons. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 31% in the three months ended September 30, 2024, compared to the same period in 2023, as we sold 13% fewer tons. In addition, our cost of goods sold was positively impacted by decreases in certain production costs, such as production labor and benefits expense, as we moved to a reduced operating schedule at our East facility and restarted our fine langbeinite recovery process in March 2024. Finally, we produced more tons of Trio® in the three months ended September 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our production costs is fixed and an increase in the number of tons produced decreases our per ton production costs.
Our Trio® segment generated gross margin of $0.6 million in the three months ended September 30, 2024, compared to gross deficit of $4.3 million in the three months ended September 30, 2023, mainly due to the decrease in Trio® cost of goods sold.

Impairment Expense
During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the three months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $0.9 million. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in future periods for our Trio® segment assets that we will likely have to impair.
Nine Months Ended September 30, 2024, and 2023
Trio® segment sales increased 1% during the nine months ended September 30, 2024, compared to the same period in 2023. Trio® sales increased $4.7 million, partially offset by a decrease of $3.8 million in our Trio® segment byproduct sales. Trio® sales increased primarily due to a 12% increase in Trio® tons sold, partially offset by a 7% decrease in our average net realized sales price per ton. Sales volumes increased during the nine months ended September 30, 2024, compared to the same period in 2023, as we sold more Trio® tons into row crop markets, particularly driven by the sulfate value of Trio®. Similar to potash prices discussed above, our Trio® average net realized sales price per ton has decreased as potassium fertilizer supplies improved.
Our Trio® segment byproduct sales decreased $3.8 million in the nine months ended September 30, 2024, compared to the same period in 2023, due mainly to a decrease in Trio® segment byproduct water sales. We sold less byproduct water as we increased the volume of water used for injection at our HB plant and we had fewer overall sales of water from our Caprock water rights.
Trio® freight costs increased 14%, as we sold 12% more Trio® tons in the nine months ended September 30, 2024, compared to the same period in 2023. Our Trio® freight expense is impacted by the geographic distribution of our Trio® sales and by the proportion of customers arranging for and paying their own freight costs.
Our Trio® cost of goods sold decreased 5% in the nine months ended September 30, 2024, compared to the same period in 2023. While we sold 12% more tons of Trio®, our weighted average carrying cost per ton sold decreased due to decreases in certain production costs, such as production labor and benefits expense, as we moved to a reduced operating schedule at our East facility and restarted our fine langbeinite recovery process in March 2024. In addition, the beginning 2024 weighted average carrying cost per ton of our finished goods was reduced by the lower of cost or net realizable value inventory adjustment recorded in the fourth quarter of 2023. Finally, we produced more tons of Trio® in the nine months ended September 30, 2024, compared to the same period in 2023, which lowered our per ton production costs. A significant portion of our production costs are fixed and an increase in the number of tons produced decreases our per ton production costs.
Our Trio® segment recorded gross margin of $1.6 million in the nine months ended September 30, 2024, compared to gross deficit of $1.6 million in the same period in 2023, mainly due to the decrease Trio® cost of goods sold.
Impairment Expense

During the year ended December 31, 2023, we recorded an impairment related to our Trio® segment assets because the net book value exceeded the estimated fair value of the assets. The fair value of the Trio® segment assets was primarily determined using the expected proceeds received in an orderly sale of the individual assets. For any new Trio® segment capital spending during the nine months ended September 30, 2024, we also estimated the fair value of those assets using the expected proceeds received in an orderly sale of those new assets, and we recorded an additional impairment of $3.1 million. Although we have reduced capital spending at our East facility compared to prior years, we expect to incur additional capital expenditures in future periods for our Trio® segment assets that we will likely have to impair.
Additional Information Relating to Trio®
    The table below shows the percentage of Trio® tons sold into the domestic and export markets during the three and nine months ended September 30, 2024, and 2023.

	United States	Export
For the Three Months Ended September 30, 2024	84%	16%
For the Nine Months Ended September 30, 2024	88%	12%

For the Three Months Ended September 30, 2023	81%	19%
For the Nine Months Ended September 30, 2023	87%	13%

Oilfield Solutions Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Sales	$10,324	$4,904	$21,186	$14,265
Cost of goods sold	7,262	3,534	13,995	11,139
Gross Margin	$3,062	$1,370	$7,191	$3,126
Depreciation, depletion, and amortization incurred	$1,134	$950	$3,400	$2,772

Three Months Ended September 30, 2024, and 2023
    Our oilfield solutions segment sales increased $5.4 million in the three months ended September 30, 2024, compared to the same period in 2023, due to a $6.8 million increase in water sales, partially offset by a $1.3 million decrease in sales of other oilfield solution products and services. Our water sales increased during the three months ended September 30, 2024, compared to the same period in 2023, due to the completion of a large frac at Intrepid South. Our sales of other oilfield solution products and services decreased during the three months ended September 30, 2024, compared to the same period in 2023, as we recognized less revenues from surface use and easement agreements. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.
    Our cost of goods sold increased $3.7 million, or 105%, in the three months ended September 30, 2024, compared to the same period in 2023, as we purchased more third-party water for resale to meet the demand for a large frac on Intrepid South.
Gross margin for the three months ended September 30, 2024, increased $1.7 million compared to the same period in 2023, due to the factors discussed above.
Nine Months Ended September 30, 2024, and 2023
    Our oilfield solutions segment sales increased $6.9 million in the nine months ended September 30, 2024, compared to the same period in 2023, due to a $7.3 million increase in water sales and a $0.4 million increase in brine water sales, partially offset by a $0.8 million decrease in other oilfield solution products and services. Our oilfield solutions segment water sales increased during the nine months ended September 30, 2024, compared to the same period in 2023, due to the completion of a large frac at Intrepid South during the third quarter of 2024. Our brine water sales increased due to continued strong demand from oil and gas operators in the Permian Basin near Intrepid South. Our sales of other oilfield solution products and services decreased during the nine months ended September 30, 2024, compared to the same period in 2023, as we recognized less revenues from surface use and easement agreements. Surface use and easement revenues fluctuate based on the timing of recognizing revenue from the various performance obligations contained in the underlying agreements.

    Our cost of goods sold increased $2.9 million, or 26%, in the nine months ended September 30, 2024, compared to the same period in 2023, as we purchased more third-party water for resale to meet the demand for a large frac on Intrepid South during the third quarter of 2024.
Gross margin for the nine months ended September 30, 2024, increased $4.1 million compared to the same period in 2023, due to the factors discussed above.

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
    We pay royalties to federal, state, and private lessors under our mineral leases. These payments typically equal a percentage of sales (less freight) of minerals extracted and sold under the applicable lease. In some cases, federal royalties for potash are paid on a sliding scale that varies with the grade of ore extracted. For the three and nine months ended September 30, 2024, our average royalty rate was 5.2% and 4.9%, respectively. For the three and nine months ended September 30, 2023, our average royalty rate was 4.8% and 4.9%, respectively.
    Income Taxes
We are subject to federal and state income taxes on our taxable income. Our effective tax rate for the nine months ended September 30, 2024, was 15.8%. Our effective tax rate differed from the statutory rate during this period primarily from the permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction. Our effective tax rate for the nine months ended September 30, 2023, was 54.0% which differed from the statutory rate primarily from the estimated permanent difference between book and tax income for the percentage depletion deduction and the officers' compensation deduction.
Our federal and state income tax returns are subject to examination by federal and state tax authorities.
For the nine months ended September 30, 2024, we incurred approximately $1.2 million of deferred income tax benefit and $0.1 million of current income tax expense. For the nine months ended September 30, 2023, we incurred income tax expense of $1.9 million.
We evaluate our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted most significantly by the states in which we conduct business. Changing business conditions for normal business transactions and operations, as well as changes to state tax rates and apportionment laws, potentially alter our apportionment of income among the states for income tax purposes. These changes in apportionment laws result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. The effects of any such changes are recorded in the period of the adjustment. These adjustments can increase or decrease the net deferred tax asset on our Condensed Consolidated Balance Sheets, and thus increase or decrease the deferred tax benefit or deferred income tax expense on the income statement.
As of September 30, 2024, we continue to be in a three-year cumulative income position. However, losses incurred in 2023 and through the first nine-months of 2024 have reduced the amount of three-year cumulative income. If weakness in fertilizer pricing, lower production, additional impairments, or additional losses were to continue, it is possible that there may be significant negative evidence to cause us to record a valuation allowance within the next 12 months. The timing and amount of any valuation allowance is subject to significant judgement that is considered with the timing and amounts of actual and future earnings. Recording any valuation allowance would result in increased income tax expense in the period the valuation allowance is recorded which could have a material effect on net income.

Capital Investments
    During the three and nine months ended September 30, 2024, cash paid for property, plant, equipment, mineral properties, intangible and other assets was $9.6 million and $32.6 million, respectively.
We expect to make capital investments in 2024 of $37 million to $40 million. We anticipate spending approximately $20 million on sustaining capital in 2024 with the remainder of our estimated spending on opportunity projects, which include the completion of phase two of our new HB injection pipeline project, a new extraction well at our HB mine, and a new primary pond at our Wendover facility. We may adjust our investment plans as our expectations for 2024 change. We anticipate our 2024 operating plans and capital programs will be funded out of operating cash flows and existing cash. We may also use our revolving credit facility, to the extent available, to fund capital investments.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $38.0 million, compared to $4.1 million at December 31, 2023. The increase in our cash balance during the nine months ended September 30, 2024, was due primarily to the $45 million cash payment received in January 2024 under the cooperative development agreement and Amendment with XTO, which is included in our cash flows provided by operating activities.
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
The following summarizes our cash flow activity for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$64,936	$38,625
Cash flows used in investing activities	$(25,511)	$(54,606)
Cash flows (used in) provided by financing activities	$(5,455)	$264

Operating Activities
Net cash provided by operating activities through September 30, 2024, was $64.9 million, an increase of $26.3 million compared with the nine months of 2023, mainly due to a $45 million cash payment received in January 2024 under the cooperative development agreement and Amendment with XTO, partially offset by the decrease in sales during the first nine months of 2024, compared to the first nine months of 2023.
Investing Activities
    Net cash used in investing activities decreased by $29.1 million in the first nine months of 2024, compared with the same period in 2023, due to a decrease in capital spending and proceeds received for the sale of water recycling equipment.
Financing Activities

Revolving Credit Facility—We maintain a $150 million revolving credit facility with a syndicate of lenders with Bank of Montreal as administrative agent. The revolving credit facility has a maturity date to August 4, 2027. As of September 30, 2024, borrowings under the credit facility bear interest at the SOFR plus an applicable margin of 1.50% to 2.25% per annum, based on our leverage ratio as calculated in accordance with the amended agreement governing the revolving credit facility. Borrowings under the revolving credit facility are secured by substantially all of our current and non-current assets, and the obligations under the credit facility are unconditionally guaranteed by several of our subsidiaries.
    We occasionally borrow and repay amounts under the revolving credit facility for near-term working capital needs or other purposes and may do so in the future. During the three months ended September 30, 2024, we made no borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2024, we made no borrowings and made $4.0 million in repayments under the revolving credit facility. During the three months ended September 30, 2023, we made $2.0 million in borrowings and made no repayments under the revolving credit facility. During the nine months ended September 30, 2023, we made $7.0 million in borrowings and made $5.0 million in repayments under the revolving credit facility. As of September 30, 2024, we had no borrowings outstanding and no outstanding letters of credit under this facility. As of December 31, 2023, we had $4.0 million in borrowings outstanding and no outstanding letters of credit under this facility.
As of September 30, 2024, we were in compliance with all applicable covenants under the revolving credit facility.
    As of October 31, 2024, we had approximately $34.9 million in cash and cash equivalents and no borrowings under the revolving credit facility. We have $150.0 million of remaining availability under the revolving credit facility as of October 31, 2024.
Share Repurchase Program—In February 2022, our Board of Directors approved a $35 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We repurchased 608,657 shares totaling $22.0 million from August 2022 through December 2022, with approximately $13 million remaining available under the repurchase program authorization. For the nine months ended September 30, 2024, we did not repurchase any shares under the share repurchase program.

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
    Below is a reconciliation of average net realized sales price per ton to segment sales, the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024		2023
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$28,356	$18,928	$27,602	$22,030
Less: Segment byproduct sales	6,664	41	5,622	1,425
Freight costs	2,488	4,864	2,057	5,086
Subtotal	$19,204	$14,023	$19,923	$15,519

Divided by:
Tons sold	54	45	46	52
Average net realized sales price per ton	$356	$312	$433	$298

	Nine Months Ended September 30,
	2024		2023
(in thousands, except per ton amounts)	Potash	Trio®	Potash	Trio®
Total Segment Sales	$95,966	$81,938	$127,363	$81,052
Less: Segment byproduct sales	17,724	354	17,122	4,165
Freight costs	7,505	20,498	9,321	18,038
Subtotal	$70,737	$61,086	$100,920	$58,849

Divided by:
Tons sold	183	200	213	179
Average net realized sales price per ton	$387	$305	$474	$329

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Part II, Item 7A., "Quantitative and Qualitative Disclosure About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2023, describes our exposure to market risk. There have been no material changes to our market risk exposure since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, including our principal financial officer and acting principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal financial officer and acting principal executive officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 16, 2024, our Board granted Robert P. Jornayvaz III, our Executive Chairman of the Board and Chief Executive Officer, a temporary medical leave of absence, as he recovered from a non-work related accident. In connection with Mr. Jornayvaz’s medical leave, the Board temporarily delegated all responsibilities of the Chairman of the Board to Barth Whitham, Lead Director. In addition, the Board appointed Matthew D. Preston, the Company’s Chief Financial Officer, as acting principal executive officer of the Company. The Board also appointed Hugh E. Harvey, our co-founder with Mr. Jornayvaz, to serve as a Class III director on the Board. Subsequently, on July 10, 2024, our Board announced that it was unlikely that Mr. Jornayvaz would return from his extended medical leave of absence and it had initiated a search process to identify a successor to Mr. Jornayvaz in the Chief Executive Officer role. The Board also elected Mr. Whitham, formerly Lead Independent Director, as its Chair.
On September 30, 2024, Mr. Jornayvaz resigned as Chief Executive Officer and as a member of the Board. The search process to identify a successor to Mr. Jornayvaz as Chief Executive Officer continues and Mr. Preston continues as acting principal executive officer of the Company until a permanent Chief Executive Office is appointed by the Board.
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

ITEM 5.OTHER INFORMATION
    During the three months September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of Intrepid Potash, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024).

10.1	Separation Agreement and General Release, dated as of September 30, 2024, by and between Intrepid Potash, Inc. and Louisa Craft Jornayvaz as Guardian and Conservator for and on behalf of Robert P. Jornayvaz III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

31.1	Certification of Principal Financial Officer and Acting Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Principal Financial Officer and Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

95.1	Mine Safety Disclosure Exhibit.*

101.INS	Inline XBRL Instance Document (Note that the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Extension Label Linkbase Document.*

101.PRE	Inline XBRL Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Extension Definition Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
*        Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID POTASH, INC. (Registrant)

Dated: November 5, 2024	/s/ Matthew D. Preston
Matthew D. Preston - Chief Financial Officer and Acting Principal Executive Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 5, 2024	/s/ Cris Ingold
Cris Ingold - Chief Accounting Officer (Principal Accounting Officer)